Form 10-Q
period 1999-07-31
DITECH CORP
filed 1999-09-13
CIK 1080667

                                    FORM 10-Q


(Mark one)

[ X ]   QUARTERY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended July 31, 1999

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


                        Commission file number 000-26209


                        Ditech Communications Corporation
             (Exact name of registrant as specified in its charter)

           Delaware                                            94-2935531
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification Number)

                            825 East Middlefield Road
                         Mountain View, California 94043
                                 (650) 623-1300
    (Address, including zip code, and telephone number, including area code, of registrant's executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                YES [ X ]     NO [ ]


As of August 31, 1999, 12,243,940 shares of the Registrant's common stock were outstanding.

                        DITECH COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS


                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           Statements of Operations
                           THREE MONTHS ENDED JULY 31, 1999 AND 1998                              3

                           Condensed Balance Sheets
                           AS OF JULY 31, 1999 AND APRIL 30, 1999                                 4

                           Statements of Cash Flows
                           THREE MONTHS ENDED JULY 31, 1999 AND 1998                              5

                           Notes to Financial Statements                                          6

ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             9

ITEM 3            Qualitative and Quantitative Disclosures About Market Risk                     26

PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                              27

ITEM 2.           Changes in Securities and Use of Proceeds                                      27

ITEM 3.           Defaults Upon Senior Securities                                                27

ITEM 4.           Submission of Matters to a Vote of Security Holders                            27

ITEM 5.           Other Information                                                              28

ITEM 6.           Exhibits and Reports on Form 8-K                                               28


Signatures                                                                                       28


                          PART I. FINANCIAL INFORMATION

ITEM I.           Financial Statements


                        Ditech Communications Corporation
                            Statements of Operations
                     (in thousands, except per share data)
                                   (unaudited)

                                                                                          Three months
                                                                                        ended July, 31
                                                                           --------------------------------------
                                                                               1999                     1998
                                                                           -------------            -------------
Revenues                                                                         $9,771                   $5,124
Cost of goods sold                                                                4,139                    2,408
                                                                           -------------            -------------
Gross margin                                                                      5,632                    2,716
                                                                           -------------            -------------
Operating expenses
   Sales and marketing                                                            1,735                    1,285
   Research and development                                                       1,141                      848
   General and administrative                                                       858                      441
                                                                           -------------            -------------
     Total operating expenses                                                     3,734                    2,574
                                                                           -------------            -------------
Income from operations                                                            1,898                      142
                                                                           -------------            -------------
Other income/(expense)
   Interest income                                                                   63                       49
   Interest expense                                                                (172)                    (181)
                                                                           -------------            -------------
     Total other income/(expense)                                                  (109)                    (132)
                                                                           -------------            -------------
Income before income taxes                                                        1,789                       10

Provision for income taxes                                                          750                        4
                                                                           -------------            -------------
Net income                                                                        1,039                        6

Accretion of mandatorily redeemable preferred stock to redemption value              99                      362
                                                                           -------------            -------------


Net income (loss) attributable to common stockholders                              $940                    ($356)
                                                                           -------------            -------------
                                                                           -------------            -------------
Net income (loss) per share - basic                                               $0.11                   ($0.11)
                                                                           -------------            -------------
                                                                           -------------            -------------
Net income (loss) per share - diluted                                             $0.08                   ($0.11)
                                                                           -------------            -------------
                                                                           -------------            -------------
Number of shares used in per share calculations
  Basic                                                                           8,359                    3,269
                                                                           -------------            -------------
                                                                           -------------            -------------
  Diluted                                                                        11,251                    3,269
                                                                           -------------            -------------
                                                                           -------------            -------------

The accompanying notes are an integral part of these unaudited financial statements.

                    Ditech Communications Corporation
                        Condensed Balance Sheets
                             (in thousands)


                                                                               July 31,                         April 30,
                                                                                 1999                              1999
                                                                          --------------------             ---------------------
                                                                              (unaudited)
                                    ASSETS
Current assets
   Cash and cash equivalents                                                          $ 8,126                            $3,114
   Accounts receivable, net                                                             3,598                             3,068
   Inventories, net                                                                     4,549                             4,606
   Prepaids and other current assets                                                    1,007                               663
                                                                          --------------------             ---------------------

   Total current assets                                                                17,280                            11,451

Property and equipment, net                                                             1,706                             1,538
Other assets                                                                            3,702                             1,341
                                                                          --------------------             ---------------------

Total assets                                                                          $22,688                           $14,330
                                                                          --------------------             ---------------------
                                                                          --------------------             ---------------------



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable                                                                   $ 2,306                            $2,559
   Accrued expenses                                                                     1,346                             1,454
   Income taxes payable                                                                 1,138                               417
   Deferred revenue                                                                       416                               531
   Current portion of long-term obligations                                                63                             1,186
                                                                          --------------------             ---------------------

   Total current liabilities                                                            5,269                             6,147

Long-term obligations                                                                      60                             6,264
Deferred income taxes                                                                      14                                 4
                                                                          --------------------             ---------------------

   Total liabilities                                                                    5,343                            12,415
                                                                          --------------------             ---------------------


Redeemable preferred stock                                                                  -                            25,258

Common stock                                                                           43,095                             3,090
Deferred stock compensation                                                            (1,147)                           (1,229)
Accumulated deficit                                                                   (24,603)                          (25,204)
                                                                          --------------------             ---------------------

   Total stockholders' equity (deficit)                                                17,345                           (23,343)
                                                                          --------------------             ---------------------

Total liabilities and stockholders' equity (deficit)                                  $22,688                           $14,330
                                                                          --------------------             ---------------------
                                                                          --------------------             ---------------------




The accompanying notes are an integral part of these unaudited financial statements.

                        DITECH COMMUNICATIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                   Three months ended
                                                                                        July 31,
                                                                            ---------------------------------
                                                                                  1999             1998
                                                                                  ----             ----
Cash flows from operating activities:
  Net income                                                                     $1,039               $6
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                 350               86
      Deferred income taxes                                                        (121)             -
      Amortization of deferred stock compensation                                    82              -
      Changes in assets and liabilities:
        Accounts receivable                                                        (530)            (829)
        Inventories                                                                  57             (999)
        Other current assets                                                       (213)             (22)
        Income taxes payable                                                        721                4
        Accounts payable                                                           (253)           1,029
        Accrued expenses and other                                                 (108)            (264)
        Deferred revenue                                                           (115)           1,502
                                                                            ---------------   -------------
      Net cash provided by operating activities                                     909              513
                                                                            ---------------   -------------

Cash flows from investing activities:
   Purchase of property and equipment                                              (288)            (123)
   Other assets                                                                  (3,009)              (4)
                                                                            ---------------   -------------
      Net cash used by investing activities                                      (3,297)            (127)
                                                                            ---------------   -------------

Cash flows from financing activities:
   Repurchase of common stock                                                        (3)           -
   Principal payments on notes payable                                           (7,313)            (125)
   Principal payments on capital leases                                             (14)             (23)
   Redemption of series A mandatorily redeemable preferred stock                (19,655)            -
   Proceeds from issuance of common stock                                        34,377             -
   Proceeds from exercise of stock options                                            8              230
                                                                            ---------------   -------------
      Net cash provided by financing activities                                   7,400               82
                                                                            ---------------   -------------

Net increase in cash and cash equivalents                                         5,012              468
Cash and cash equivalents, beginning of period                                    3,114            3,433
                                                                            ---------------   -------------

Cash and cash equivalents, end of period                                         $8,126           $3,901
                                                                            ---------------   -------------
                                                                            ---------------   -------------


The accompanying notes are an integral part of these unaudited financial statements.

                        DITECH COMMUNICATIONS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS

         Ditech Communications Corporation ("Ditech" or the "Company") designs, develops and markets echo cancellation equipment and optical communications products for use in building and expanding telecommunications and cable communications networks. The Company has established a direct sales force that sells its products in the U.S. and internationally. The Company operates in a single business segment.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Basis of Presentation

         The accompanying financial statements at July 31, 1999 and for the three months ended July 31, 1999 and 1998, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended July 31, 1999 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 1999 included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission, file number 333-86691.

         Computation of Earnings (Loss) per Share

         Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted earnings per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding, including the dilutive effect of stock options, using the treasury stock method, common stock subject to repurchase and the assumed conversion of all outstanding shares of Series B Mandatorily Redeemable Preferred Stock.


         Comprehensive Income

         There was no difference between the Company's net income and its total comprehensive income for the three months ended July 31, 1999 or 1998.

3.       INVENTORIES

         Inventories, net consisted of (in thousands):

                                                                       July, 31             April 30,
                                                                         1999                 1999
                                                                       --------             ---------
               Raw materials and work-in-progress                       $3,014               $2,362
               Finished goods                                            1,535                2,244
                                                                       --------             ---------
                  Total                                                 $4,549               $4,606
                                                                       --------             ---------
                                                                       --------             ---------


4.       INITIAL PUBLIC OFFERING

         On June 9, 1999, the Company completed its initial public offering of 3,000,000 shares of common stock and subsequently sold an additional 450,000 shares pursuant to the underwriters' over allotment option. As a result, the Company raised a total of $34.0 million after underwriter fees and other issuance costs ($400,000 of which was incurred in Fiscal 1999). The Company used the net proceeds from the offering to redeem all shares of series A mandatorily redeemable preferred stock for $19.7 million, complete the purchase of the Company's core echo cancellation technology for $3.0 million, and retire the long-term note payable to a bank for $7.3 million. In addition, all outstanding shares of series B mandatorily redeemable preferred stock converted into common stock based on a conversion ratio of 2 shares of common stock for every 3 shares of series B mandatorily redeemable preferred stock.

5.       SEGMENT INFORMATION

         The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No.131) which was effective for the Company's fiscal year beginning May 1, 1998. This statement supercedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 changes current practice under Statement No. 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

         The Company markets its products primarily to customers in the United States who are in the telecommunications industry. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company's revenues by geographic area are summarized as follows (in thousands):


                                                                        Three months ended July 31,
                                                                           1999           1998
                                                                        ----------     ----------
               USA                                                          $8,682         $4,977
               Mexico                                                          370              5
               Rest of World                                                   719            142
                                                                        ----------     ----------
                                                                            $9,771         $5,124
                                                                        ----------     ----------
                                                                        ----------     ----------

                                       7

         International sales are entirely comprised of export sales.


6.       LITIGATION

         In June 1999, the Company received a favorable ruling from an arbitration panel in the matter related to Antec Corporation's alleged breach of a purchase contract. Subsequent to the favorable ruling, the Company was notified by Antec's counsel of its intent to contest the arbitrator's decision. In August, the Company and Antec reached a final settlement in which the Company received a minor settlement award. Additionally, the Company and Antec entered into a patent license agreement. The Company will recognize $1.9 million of revenue in the Company's second quarter of fiscal 2000 associated with the fixed license fee payable in fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN OUR REGISTRATION STATEMENT ON FORM S-1 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, FILE NUMBER 333-86691. THE DISCUSSION IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE (SEE "FUTURE GROWTH AND OPERATING RESULTS SUBJECT TO RISK" BELOW).

OVERVIEW

Ditech designs, develops and markets equipment used in building and expanding telecommunications and cable communications networks. Our products fall into two categories, echo cancellation equipment and equipment that enables and facilitates communications over fiber optic networks. To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. We began sales of our third generation echo cancellation products in March 1995. We began sales of our first optical communications product in September 1996.

In November 1998, we acquired the echo cancellation technology that we previously licensed from Telinnovation. We acquired this technology for a total purchase price of 166,666 shares of our common stock and $2.96 million in cash.In addition, we paid royalties to Telinnovation on the sales of our products incorporating this technology until the $2.96 million cash portion of the purchase price was paid from the proceeds of our initial public offering in June 1999. We will amortize the purchased technology over a period of five years.

We recognize revenue when a product has been shipped, no material vendor obligations remain outstanding, and collection of the resulting receivable is probable. In the event that we defer revenue recognition due to uncertainty about collectibility or the existence of a material vendor obligation such as installation, we recognize the revenue when the uncertainty is removed or the obligation is fulfilled. We offer a five year warranty on all of our products. The warranty generally provides that we will repair or replace any defective product prior to the passage of five years from the invoice date.

To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. In fiscal 1997, fiscal 1998, fiscal 1999 and the first three months of fiscal 2000, we derived approximately 99.5%, 94.1%, 93.7% and 99.9%, respectively, of our revenue from the sale of our echo cancellation products. We expect that a substantial majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

We have established a direct sales force that sells to our customers in the U.S. and internationally. We also intend to expand the use of sales agents, systems integrators, original equipment manufacturers and distributors to sell and market our products internationally. In addition, we have entered into an agreement with an original equipment manufacturer for distribution of our optical communications products and are exploring the possibility of entering into others. We generally expect that margins will be higher on our newer products than on our more established products, and that margins on our new products will decline as competition from competing products becomes more intense. In addition, we expect that gross margins on products that we sell through original equipment manufacturers will generally be less than gross margins on direct sales. Gross margins in any one period may not be indicative of gross margins for future periods.

Historically the majority of our sales have been to customers in the U.S. These customers accounted for over 89% of our revenue in the first three months of fiscal 2000, over 86% of our revenue in fiscal 1999 and over 93% in fiscal 1998. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distribute overseas. To date, substantially all of our international sales have been export sales and denominated in U.S. dollars.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for over 75% of our revenue in the first three months of fiscal 2000, 65% of our revenue in fiscal 1999 and over 75% of our revenue in fiscal 1998. Qwest/LCI accounted for 43% of our revenue in the three months of fiscal 2000, and 42% of our revenue in fiscal 1999 and in fiscal 1998. Our four next largest customers accounted collectively for 33% of our revenue in the three months of fiscal 2000, 23% of our revenue in fiscal 1999 and 38% of our revenue in fiscal 1998. MCI accounted for $7.6 million or more than 50%, of our revenue in fiscal 1997, but only $1.4 million, or approximately 11%, of our revenue in fiscal 1998. This reduction began shortly before the acquisition of MCI by Worldcom. We also recently received a substantial unforecasted order from one of our largest customers for deployment of our Broadband Echo Cancellation System. We expect this order to result in an incremental $12 million to $15 million of revenue to be recognized over the next two to three quarters.

We have entered into an agreement to license certain of our optical technology to Antec Corporation for $1.9 million payable in fiscal 2000, all of which will be recognized in the second quarter of fiscal 2000, plus per unit royalties.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1999 AND 1998

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in the Company's statement of operations, as a percentage of sales.


                                                                                   Three months ended
                                                                                -------------------------
                                                                                July 31,         July 31,
                                                                                  1999             1998
                                                                                  ----             ----
Revenue                                                                          100.0%           100.0%
Cost of goods sold                                                                42.4             47.0
                                                                                  ----             ----

     Gross margin                                                                 57.6             53.0
                                                                                  ----             ----

Operating expenses:
     Sales and marketing                                                          17.7             25.1
     Research and development                                                     11.7             16.5
     General and administrative                                                    8.8              8.6
                                                                                  ----             ----
         Total operating expenses                                                 38.2             50.2
                                                                                  ----             ----

Income from operations                                                            19.4              2.8
Other income (expense), net                                                       (1.1)            (2.6)
                                                                                  ----             ----

     Income before provision for income taxes                                     18.3              0.2
Provision for income taxes                                                         7.7              0.1
                                                                                  ----             ----

     Net Income                                                                   10.6%             0.1%
                                                                                  ----             ----
                                                                                  ----             ----


REVENUE. Revenue increased to $9.8 million in the first three months of fiscal 2000 from $5.1 million in the first three months of fiscal 1999. The primary reason for this increase was market acceptance and sales of our fourth generation echo cancellation products offset in part by decreased unit sales of our third generation echo cancellation products. We expect unit sales of our third generation echo cancellation products to continue to decrease as our customers transition to our fourth generation echo cancellation products.

COST OF GOODS SOLD. Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, and the cost of licensed technology incorporated into our products. Cost of goods sold increased to $4.1 million in the first three months of fiscal 2000 from $2.4 million in the first three months of fiscal 1999. The primary reason for the increase was costs associated with increased unit sales of our fourth generation echo cancellation products.

GROSS MARGIN. Gross margin increased to 57.6% in the first three months of fiscal 2000 from 53.0% in the first three months of fiscal 1999. The primary factor causing this increase in gross margin was the mix of products sold during the first three months of fiscal 2000. In addition, margins were favorably impacted by the reduction in product royalties as a result of completing the acquisition of our core echo cancellation technology subsequent to our initial public offering in June 1999.

SALES AND MARKETING. Sales and marketing expenses primarily consist of personnel costs including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Sales and marketing expenses increased to $1.7 million in the first three months of fiscal 2000 from $1.3 million in the first three months of fiscal 1999.

The primary cause for the increase was increases in personnel and related costs, including travel, to support expansion of our customer service functions and marketing efforts of our products both domestically and internationally, including the formation of new direct and OEM channels partnerships. We plan to continue to increase our expenditures in sales and marketing in order to broaden distribution of our products both domestically and internationally.

RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of personnel costs, contract consultants, and equipment and supplies used in the development of echo cancellation and optical communications products. Research and development expense increased to $1.1 million in the first three months of fiscal 2000 from $848,000 in the first three months of fiscal 1999. The increase is primarily related to increased personnel and related costs and increased materials and consulting costs associated with both our echo cancellation products and optical communications products. We expect research and development expenses to continue to grow in future periods as we enhance current products and develop new products.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of personnel costs for corporate officers and finance personnel, and legal, accounting and consulting costs. General and administrative expenses increased to $858,000 in the first three months of fiscal 2000 from $441,000 in the first three months of fiscal 1999. The increase was primarily due to amortization of deferred compensation in connection with stock options previously granted, insurance premiums for directors and officers insurance obtained as a result of becoming a public company and increased legal costs associated with an arbitration matter. We expect general and administrative expenses to increase as a result of the additional reporting requirements and expenses incurred as a public company and increased infrastructure costs as we continue to expand our business.

OTHER INCOME (EXPENSE). Other expense consists of interest expense attributable to our outstanding debt and capital leases, offset by interest income on our invested cash and cash equivalents balances. Other expense decreased to $109,000 in the first three months of fiscal 2000 from $132,000 in the first three months of fiscal 1999. The decrease was primarily attributable to increased interest income on funds invested from our initial public offering and a reduction in interest expense due to the retirement of our outstanding debt.

INCOME TAXES. Income taxes consist of federal and state income taxes. The effective tax rate in the first three months of fiscal 2000 was 42% as compared to 40% in the first three months of fiscal 1999. The reason for the higher tax rate in the first three months of fiscal 2000 was due to the existence of certain nondeductible expenses, primarily amortization of deferred compensation in connection with stock options previously granted. We expect that our ongoing effective tax rate should remain at approximately 42%.

STOCK-BASED COMPENSATION

With respect to certain stock option grants in fiscal 1999, we have recorded deferred compensation of $1,320,000 as of April 30, 1999. We amortized approximately $82,000 of the deferred compensation in period ended July 31, 1999, and will amortize the remainder over the corresponding vesting period of the stock options.

LIQUIDITY AND CAPITAL RESOURCES

From the beginning of fiscal 1994 through the date of the recapitalization in March 1997, we satisfied the majority of our liquidity requirements through cash flow generated from operations. In connection with our recapitalization in March 1997, we had a net infusion of cash of approximately $4 million after using the proceeds from issuance of preferred stock and subordinated debt to repurchase common stock. Following our recapitalization, we satisfied the majority of our liquidity requirements through cash flow generated from operations and funds received upon exercises of stock options. In June 1999, we completed our initial public offering as described below.

Operating activities used $102,000 of cash in fiscal 1998, primarily due to the limited amount of profit for the year, increases in inventories and reductions in accounts payable and accrued liabilities including royalties payable, partially offset by a reduction of income taxes receivable. In fiscal 1999 we generated $715,000 in cash from operations, primarily due to increased operating profits, increases in accounts payable, income taxes payable and deferred revenue, partially offset by an increase in inventories, accounts receivable and other current assets. In the first quarter of fiscal 2000 we generated $909,000 in cash from operations, primarily due to increased operating profits and income taxes payable, partially offset by an increase in accounts receivable and other current assets and reductions in accounts payable and deferred revenue.

Investing activities used $602,000 in cash in fiscal 1998, $1.3 million in cash in fiscal 1999 and $3.3 million in the first three months of fiscal 2000. These amounts primarily represented purchases of property and equipment, costs associated with the initial public offering in fiscal 1999, and the purchase of our echo technology from Telinnovation in the first quarter of fiscal 2000.

Financing activities used $62,000 in cash in fiscal 1998, consisting of repayment on term debt partially offset by proceeds from the exercise of stock options. In fiscal 1999 we generated $298,000 of cash from financing, primarily from the exercise of stock options partially offset by the principal repayments on the term debt and capital leases. In the first quarter of fiscal 2000 we generated $7.4 million of cash from financing, primarily from the net proceeds from our initial public offering in June 1999, partially offset by the application of the net proceeds of that offering and principal payments on our capital leases. The application of the net proceeds from our initial public offering that reduced cash from financing is as follows:


Net proceeds.................................................   $34.4 million
  Less:
     Redemption of series A mandatorily redeemable
       preferred stock.......................................    19.7 million
     Retirement of long term debt............................     7.3 million
Remaining after application of net proceeds..................   $ 7.4 million

As of July 31, 1999, we had cash and cash equivalents of $8.1 million as compared to $3.1 million at April 30, 1999, primarily as a result of the receipt and application of the net proceeds from our initial public offering. In addition, we have a line of credit with the ability to borrow the lesser of $3.0 million or 80% of qualified accounts receivable. At July 31, 1999, borrowings of $2.0 million were available and no borrowings were outstanding. In August 1999 we amended the line of credit to increase the ability to borrow to the lesser of $3.0 million or 80% of qualified accounts receivable, and reduce the interest rate to the lesser of LIBOR plus 1.25% or the prime rate. The line of credit expires in August of 2000. During the third and fourth quarter of fiscal 1998 and the second quarter of fiscal 1999, we were in violation of certain minimum cash flow and ratio covenants related to the credit line. At April 30, 1999, we were in violation of a quick ratio covenant due primarily to the accrual for costs associated with our initial public offering. The bank has waived all of these violations. We also had approximately $350,000 available at July 31, 1999 under a separate operating lease line of credit.

We have no material commitments other than obligations under operating leases, particularly our facility lease.

We anticipate significant increases in working capital on a period to period basis primarily as a result of planned increased product sales and higher relative levels of inventory and receivables. We will also continue to expend funds on property and equipment related to the expansion of systems infrastructure and office equipment to support our growth and lab and test equipment to support on-going research and development operations.

We have recently filed a Registration Statement on Form S-1 in connection with a proposed public offering to raise additional capital to fund future operations. We believe that we will be able to satisfy our cash requirements for at least the next twelve months from a combination of the proceeds of this offering, if completed, cash flow from operations and our bank line of credit.

IMPACT OF EUROPEAN MONETARY CONVERSION

We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. During the next three years, business in the EMU member states will be conducted in both the existing national currency, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handing these currencies, including the euro.

We are still assessing the impact that the conversion to the euro will have on our internal systems, the sale of our products, and the European and global economies. To date we have experienced limited sales activities in the European economies, substantially all of which have been in U.S. dollars. We will take appropriate corrective actions based on the results of such assessment. We have not yet determined the cost related to addressing this issue.

IMPACT OF THE YEAR 2000 COMPUTER PROBLEM

The Year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. Additionally, the month of February will have 29 days in the year 2000. These problems could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

STATE OF READINESS OF OUR PRODUCTS

We have been testing our existing products for use in the year 2000 and beyond. Based on the results of these tests, we believe that the following products are Year 2000 compliant:



Echo Cancellation Products                              Optical Communications Products
--------------------------                              -------------------------------
18T1                                                    Optical amplifiers
18E1                                                    DWDM Monitor
Quad T1                                                 Optical telemetry system
Quad E1                                                 Transponder
Broadband Echo Cancellation System                      WDM Multiplexer/Demultiplexer
4SA


Certain of our customers may be using older versions of the above products and, based on our testing, we believe they will not be required to upgrade those products to become Year 2000 compliant. In addition, we have not tested certain products for Year 2000 compliance that we no longer market, some of which might still be in use.

STATE OF READINESS OF OUR INTERNAL SYSTEMS

We may be affected by Year 2000 issues related to non-compliant internal systems developed by us or by third-party vendors. We are seeking assurances from our third-party vendors for all systems in use by us and that are material to our operations that such systems are Year 2000 compliant. We completed our assessment of our internal systems in the first quarter of fiscal 2000 and are not aware of any Year 2000 problem relating to any of these internal systems. We believe that we do not have any systems material to our operations that contain embedded chips that are not Year 2000 compliant.

Our internal operations and business are also dependent upon the computer-controlled systems of third parties such as suppliers, customers and service providers. We believe that absent a systemic failure outside of our control, such as a prolonged loss of electrical or telephone service, Year 2000 problems at such third parties will not have a material impact on us.

COST

Based on our assessment to date, we do not anticipate that costs associated with remediating our non-compliant products or internal systems will be material.

RISKS

Any failure to make our products Year 2000 compliant could result in:

     -     a decrease in sales of our products;

     - an increase in allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources; and/or

     - an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

Failures of our internal systems could temporarily prevent us from processing orders, issuing invoices, and developing products, and could require us to devote significant resources to correcting such problems. Due to the general uncertainty inherent in the Year 2000 computer problem, resulting from the uncertainty of the Year 2000 readiness of third-party suppliers and vendors, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our business, results of operations, and financial condition.

CONTINGENCY PLANS

We have not yet developed contingency plans regarding our products, in house applications or outside vendors. We expect to develop contingency plans in Fall 1999.

                FUTURE GROWTH AND OPERATING RESULTS SUBJECT TO RISK

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE

Our revenue historically has come from a small number of customers. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company. If this happens, our revenue and business would be materially and adversely affected. Our five largest customers accounted for over 75% of our revenue in the first three months of fiscal 2000, over 65% of our revenue in fiscal 1999 and over 75% of our revenue in fiscal 1998. Qwest/LCI accounted for 43% of our revenue in the first three months of fiscal 2000, 42% of our revenue in fiscal 1999 and in fiscal 1998. Our four next largest customers accounted collectively for 33% of our revenue in the first three months of fiscal 2000, 23% of our revenue in fiscal 1999 and 38% of our revenue in fiscal 1998. MCI accounted for $7.6 million, or more than 50%, of our revenue in fiscal 1997, but only $1.4 million, or approximately 11%, of our revenue in fiscal 1998. This reduction began shortly before the acquisition of MCI by Worldcom.

As an example, we received a substantial unforecasted order from one of our largest customers for deployment of our Broadband Echo Cancellation System. We expect this order to result in an incremental $12 million to $15 million of revenue to be recognized over the next two to three quarters. If all or a portion of this order is cancelled or delayed, our expected operating results for the next two to three quarters would be adversely affected, which could adversely affect our stock price.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND WE ANTICIPATE THAT THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue declines in a quarter, whether due to a loss in revenue or a delay in recognizing expected revenue, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price.

 OUR REVENUE MAY VARY FROM PERIOD TO PERIOD. Factors that could cause our revenue to fluctuate from period to period include:

     - the timing or cancellation of orders from, or shipments to, existing and new customers;

     - the timing of new product and service introductions by us, our customers, our partners or our competitors;

     -     competitive pressures;

     -     variations in the mix of products offered by us; and

     -     variations in our sales or distribution channels.

In particular, sales of our echo cancellation products, which historically have accounted for the vast majority of our revenue, have typically come from our major customers ordering large quantities when they deploy a switching center. Consequently, we may get one or more large orders in one quarter from a customer and then no orders the next quarter. As a result, our revenue may vary significantly from quarter to quarter.

In addition, the sales cycle for our products is typically lengthy. Before ordering our products our customers perform significant technical evaluations, which typically last up to 90 days in the case of our echo cancellation products and up to 180 days in the case of our optical communications products. Once an order is made, delivery times can vary depending on the product ordered, with delivery times for optical communications products exceeding those for our echo cancellation products. As a result, revenue forecasted for a specific customer for a particular quarter may not occur in that quarter. Because of the potential large size of our customers' orders, this would adversely affect our revenue for the quarter.

 OUR EXPENSES MAY VARY FROM PERIOD TO PERIOD. Many of our expenses do not vary with our revenue. Factors that could cause our expenses to fluctuate from period to period include:

     - the extent of marketing and sales efforts necessary to promote and sell our products;

     -     the timing and extent of our research and development efforts;

     -     the availability and cost of key components for our products; and

     -     the timing of personnel hiring.

If we incur such additional expenses in a quarter in which we do not experience increased revenue, our profitability would be adversely affected and we may even incur losses for that quarter.

WE ANTICIPATE THAT AVERAGE SELLING PRICES FOR OUR PRODUCTS WILL DECLINE IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY

We expect that the price we can charge our customers for our products will decline as new technologies become available and as competitors lower prices either as a result of reduced manufacturing costs or a strategy of cutting margins to achieve or maintain market share. As a result, we may face reduced profitability and perhaps losses in future periods. We expect price reductions to be more pronounced in the market for our echo cancellation products, at least in the near term, due to more established competition for these products. While we intend to reduce our manufacturing costs in an attempt to maintain our margins and to introduce enhanced products with higher selling prices, we may not execute these programs on schedule. In addition, our competitors may drive down prices faster or lower than our planned cost reduction programs. Even if we can reduce our manufacturing costs, many of our operating costs will not decline immediately if revenue decreases due to price competition.

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE OUR NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE

If we do not successfully develop and introduce our new products and our existing products become obsolete due to product introductions by competitors, our revenue will decline. Our ability to maintain and increase revenue in the future will depend primarily on:

     - acceptance of our new Broadband Echo Cancellation System and 4SA echo cancellation products;

     - our successful introduction and sale of our new optical monitors, telemetry systems, transponders and four-channel wavelength division multiplexing products; and

     - our successful development and introduction of our sixteen-channel wavelength division multiplexing products.

However, we may not be able to successfully produce or market our new products in commercial quantities, complete product development when anticipated, or increase sales. These risks are of particular concern when a new generation product is introduced. As a result, while we believe we will achieve our product introduction dates, they may be delayed. For the year ended April 30, 1999, sales of our 18T1 and 18E1 echo cancellation products accounted for the vast majority of our revenue, and for the first three months of fiscal 2000 accounted for a substantial portion of our revenue. Shipments of our optical amplifiers began in the third quarter of calendar 1996 and accounted for substantially all of our revenue for optical communications products during fiscal 1999. In the past, we experienced an unforeseen delay in the development of one of our products due to the need to design around a part that did not function as anticipated and also when the first version of one of our optical communications products did not fully meet customer requirements. We have in the past experienced, and in the future may experience, similar unforeseen delays in the development of our new products. We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new echo cancellation and optical communications products. We may not be able to address evolving demands in these markets in a timely or effective way. Even if we do, customers in these markets may purchase or otherwise implement competing products.

CUSTOMERS MAY DELAY ORDERS FOR OUR EXISTING PRODUCTS IN ANTICIPATION OF NEW PRODUCTS. Our customers may delay orders for our existing products in anticipation of the release of our or our competitors' new products. Further, if our or our competitors' new products substantially replace the functionality of our existing products, our existing products may become obsolete, and we could be forced to sell them at reduced prices or even at a loss.

IF WE ARE NOT ABLE TO DEVELOP SUBSTANTIAL REVENUE FROM SALES OF OUR OPTICAL COMMUNICATIONS PRODUCTS, OUR ABILITY TO GROW OUR BUSINESS MAY BE SUBSTANTIALLY IMPAIRED

To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. If we are not able to develop substantial revenue from sales of our optical communications products, our ability to grow our business may be substantially impaired. In fiscal 1997, fiscal 1998, fiscal 1999 and the first three months of fiscal 2000, we derived approximately 99.5%, 94.1%, 93.7% and 99.9%, respectively, of our revenue from the sale of our echo cancellation products. We expect that a substantial majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

WE FACE INTENSE COMPETITION, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES OF OUR PRODUCTS

The markets for our echo cancellation and optical communications products are intensely competitive, continually evolving and subject to rapid technological change. We may not be able to compete successfully against current or future competitors, including our customers. Certain of our customers also have the ability to internally produce the equipment that they currently purchase from us. In such cases, we also compete with their internal product development capabilities. We expect that competition in each of the echo cancellation and optical communications markets will increase in the future. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully.

One of our competitors, Nortel Networks, has announced that it is developing an integrated switch, which would have echo cancellation capability built into it and would therefore eliminate the need for the echo cancellation capability provided by our products. Announcements such as these, or the commercial availability of such switches or other competing products, may cause our customers to delay or cancel orders for our products.

Most of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we do. Such competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we will.

WE DEPEND ON TELINNOVATION FOR TRANSITIONAL SUPPORT OF OUR ECHO CANCELLATION TECHNOLOGY, THE LOSS OF WHICH COULD DELAY PRODUCT DEVELOPMENT

We acquired our echo cancellation technology from Telinnovation. Prior to this acquisition we licensed this technology from Telinnovation, which provided engineering support for our use of this technology. We are currently focused on increasing our knowledge of this technology so that we will be able to modify and enhance it ourselves. If Telinnovation does not fulfill its obligations to assist us during this transitional phase, or if we need to devote more resources to this technology than we currently expect, our product development plans could be delayed.

IF WE DO NOT REDUCE MANUFACTURING COSTS OF OUR PRODUCTS TO RESPOND TO ANTICIPATED DECREASING AVERAGE SELLING PRICES, OUR ABILITY TO GENERATE PROFITS COULD BE ADVERSELY AFFECTED

In order to respond to increasing competition and our anticipation that average selling prices will decrease, we are attempting to reduce manufacturing costs of our new and existing products. If we do not reduce manufacturing costs and average selling prices decrease, our operating results will be adversely affected. We may not be able to successfully reduce the cost of manufacturing our products due to a number of factors, including:

 WE RELY ON A LIMITED SOURCE OF MANUFACTURING. Manufacturing of our echo cancellation products and the electronic printed circuit board assemblies for our optical communications products is currently outsourced to two contract manufacturers. If we or these contract manufacturers terminate any of these relationships, or if we otherwise establish new relationships, we may encounter problems in the transition of manufacturing to another contract manufacturer, which could temporarily increase our manufacturing costs and cause product delays.

 WE HAVE NO COMMERCIAL MANUFACTURING EXPERIENCE WITH OUR NEW PRODUCTS. To date we have manufactured our pre-production optical communications products in our facilities but not in commercial quantities. We will need to outsource the manufacturing of these products once we begin to commercially manufacture them. We may experience delays and other problems during the transition to outsourcing the manufacture of these products.

WE OPERATE IN AN INDUSTRY EXPERIENCING RAPID TECHNOLOGICAL CHANGE, WHICH MAY MAKE OUR PRODUCTS OBSOLETE

Our future success will depend on our ability to develop, introduce and market enhancements to our existing products and to introduce new products in a timely manner to meet our customers' requirements. The echo cancellation and optical communications markets we target are characterized by:

     -     rapid technological developments;

     - frequent enhancements to existing products and new product introductions;

     -     changes in end user requirements; and

     -     evolving industry standards.

WE MAY NOT BE ABLE TO RESPOND QUICKLY AND EFFECTIVELY TO THESE RAPID CHANGES. The emerging nature of these products and their rapid evolution will require us to continually improve the performance, features and reliability of our products, particularly in response to competitive product offerings. We may not be able to respond quickly and effectively to these developments. The introduction or market acceptance of products incorporating superior technologies or the emergence of alternative technologies and new industry standards could render our existing products, as well as our products currently under development, obsolete and unmarketable. In addition, we may have only a limited amount of time to penetrate certain markets, and we may not be successful in achieving widespread acceptance of our products before competitors offer products and services similar or superior to our products. We may fail to anticipate or respond on a cost-effective and timely basis to technological developments, changes in industry standards or end user requirements. We may also experience significant delays in product development or introduction. In addition, we may fail to release new products or to upgrade or enhance existing products on a timely basis.

WE MAY NEED TO MODIFY OUR PRODUCTS AS A RESULT OF CHANGES IN INDUSTRY
STANDARDS. The emergence of new industry standards, whether through adoption by official standards committees or widespread use by service providers, could require us to redesign our products. If such standards become widespread, and our products are not in compliance, our current and potential customers may not purchase our products. The rapid development of new standards increases the risk that our competitors could develop and introduce new products or enhancements directed at new industry standards before us.

IF EMERGING COMPETITIVE SERVICE PROVIDERS AND THE TELECOMMUNICATIONS INDUSTRY AS A WHOLE EXPERIENCE A DOWNTURN OR REDUCTION IN GROWTH RATE, THE DEMAND FOR OUR PRODUCTS WILL DECREASE, WHICH WILL ADVERSELY AFFECT OUR BUSINESS

Our success will depend in large part on continued development and expansion of voice and data communications networks. Development of communications networks is driven in part by the growth of competitive service providers that emerged as a result of the Telecommunications Act of 1996 and privatization of the telecommunications industry on a global scale. We are subject to risks of growth constraints due to our current and planned dependence on emerging competitive and privatized overseas service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, changes in regulation and consolidation.

WE DEPEND ON TEXAS INSTRUMENTS AS THE SOLE SOURCE OF A COMPONENT USED IN OUR PRODUCTS, THE LOSS OF WHICH COULD DELAY PRODUCT SHIPMENTS

We rely on Texas Instruments as the sole source of the digital signal processors that we use in our echo cancellation products. We have no guaranteed supply arrangements with Texas Instruments. Any extended interruption in the supply of digital signal processors from Texas Instruments would affect our ability to meet scheduled deliveries of our echo cancellation products to customers. If we are unable to obtain a sufficient supply of digital signal processors from Texas Instruments, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships, and we could lose customers and orders.

OUR BUSINESS IS GROWING, WHICH IS DIVERTING OUR MANAGEMENT'S ATTENTION FROM THE DAY TO DAY OPERATIONS OF OUR BUSINESS AND MAY REDUCE OUR ABILITY TO FOCUS ON FUTURE BUSINESS OPPORTUNITIES

We anticipate significantly expanding our business capacity to address potential growth in our customer base and market opportunities. Expansion of our business may strain our management personnel, operations and resources. Growth in our customer base may require us to improve our predictions of what customers are likely to need and when they will need it, which may also further strain our sales and marketing personnel. Continued growth will require us to hire more engineering, sales, marketing, operations, customer support and services, and administrative personnel and scale our research and development capability, which we may not be able to do. We may also experience problems in integrating new personnel into our corporate culture. In addition, new hires may not be productive during the time that they are being integrated into our business.

WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS

Historically, we have sold mostly to customers in North America. We currently are contemplating the expansion of our international presence, which will require additional hiring of personnel for the overseas market and other expenditures. Our planned expansion overseas may not be successful. As we expand our sales focus further into international markets, we will face additional and complex issues that we may not have faced before, such as addressing currency fluctuations, manufacturing overseas and import/export controls, which will put additional strain on our management personnel. In the past, substantially all of our international sales have been denominated in U.S. dollars, however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies. The number of installations we will be responsible for is likely to increase as a result of our continued international expansion. In the past, we have experienced difficulties installing one of our echo cancellation products overseas. In addition, we may not be able to establish more relationships with original equipment manufacturers. If we do not, our ability to increase sales could be materially impaired.

IF WE LOSE THE SERVICES OF ANY MEMBER OF OUR SENIOR MANAGEMENT OR KEY TECHNICAL PERSONNEL, OR ARE UNABLE TO RETAIN OR ATTRACT ADDITIONAL TECHNICAL PERSONNEL, OUR ABILITY TO CONDUCT AND EXPAND OUR BUSINESS WILL BE IMPAIRED

We depend heavily on Tim Montgomery, our President and Chief Executive Officer, and on other key management and technical personnel, for the conduct and development of our business and the development of our products. If we lose the services of any one of these people for any reason, this could adversely affect our ability to conduct and expand our business and to develop new products. We do not have employment contracts with any of our executive officers other than Mr. Montgomery, Mr. Pong Lim, our Chairman of the Board, Ms. Toni Bellin, our Vice President of Operations, and Marc Schwager, our Vice President of Marketing. We believe that our future success will depend in large part upon our continued ability to attract, retain and motivate highly skilled employees, who are in great demand. However, we may not be able to do so.

A SMALL GROUP OF ENTITIES OWN OR CONTROL A SUBSTANTIAL AMOUNT OF OUR STOCK AND MAY, THEREFORE, INFLUENCE OUR AFFAIRS

A small group of entities own or control a substantial amount of our stock and may, therefore, influence our affairs. As a result, these stockholders as a group will be able to substantially influence the management and affairs of Ditech and, if acting together, would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transactions. The concentration of ownership may also delay or prevent a change of control of Ditech at a premium price if these stockholders oppose it.

OUR ABILITY TO COMPETE SUCCESSFULLY WILL DEPEND, IN PART, ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WE MAY NOT BE ABLE TO PROTECT

We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, such measures may not be adequate to safeguard the technology underlying our echo cancellation and optical communications products. Employees, consultants and others who participate in the development of our products may also breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for any such breach. In addition, we may not be able to effectively protect our intellectual property rights in certain countries. We may, for a variety of reasons, decide not to file for patent, copyright or trademark protection outside of the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights.

OUR PRODUCTS EMPLOY TECHNOLOGY THAT MAY INFRINGE ON THE PROPRIETARY RIGHTS OF THIRD PARTIES, WHICH MAY EXPOSE US TO LITIGATION

Although we do not believe that our products infringe the proprietary rights of any third parties, third parties may still assert infringement or invalidity claims (or claims for indemnification resulting from infringement claims) against us. Such assertions could materially adversely affect our business, financial condition and results of operations. In addition, irrespective of the validity or the successful assertion of such claims, we could incur significant costs in defending against such claims.

IF WE VIOLATE OUR BANK DEBT COVENANTS, WE MAY NOT BE ABLE TO UTILIZE OUR BANK LINE OF CREDIT

In the past we were in violation of certain minimum cash and ratio covenants of a line of credit. If operating results do not meet certain thresholds, we may be in violation of these covenants in the future. If we are in violation of these covenants, we may not be able to utilize our bank line of credit.

ACQUISITIONS AND INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS

We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. Acquisitions or investments could result in a number of financial consequences, including:

     -     potentially dilutive issuances of equity securities;

     -     large one-time write-offs;

     -     reduced cash balances and related interest income;

     - higher fixed expenses which require a higher level of revenues to maintain gross margins;

     -     the incurrence of debt and contingent liabilities; and

     - amortization expenses related to goodwill and other intangible assets.

     Furthermore, acquisitions involve numerous operational risks, including:

     - difficulties in the integration of operations, personnel, technologies, products and the information systems of the acquired companies;

     -     diversion of management's attention from other business concerns;

     - diversion of resources from our existing businesses, products or technologies;

     - risks of entering geographic and business markets in which we have no or limited prior experience; and

     -     potential loss of key employees of acquired organizations.


OUR OR THIRD PARTIES' COMPUTER SYSTEMS MAY FAIL IN THE YEAR 2000, WHICH WOULD DELAY OUR PRODUCT DEVELOPMENT AND THE MANUFACTURING OF OUR PRODUCTS

Failure of our computer systems could adversely affect our product development processes and/or our ability to cost-effectively manage Ditech during the time required to fix such problems. In addition, computer failures could cause the manufacturer of our products to incur delays in manufacturing, or our customers to postpone or cancel orders for our products. We are currently assessing the readiness of our computer systems and those of our manufacturers and major customers to handle dates beyond the year 1999. Unforeseen problems in our own computers and embedded systems and from customers, our manufacturers, suppliers and other organizations with which we conduct transactions worldwide may arise. These statements constitute year 2000 disclosures under federal law. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Year 2000 Computer Problem" for more information on the status of our preparation relating to this issue.

ITEM 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain investment portfolio holdings of various short-term securities. Because of the short-term duration of the financial instruments held by us, we do not believe that our financial instruments are materially sensitive to changes in interest rates.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 1999, the Company received a favorable ruling from an arbitration panel in the matter related to Antec Corporation's alleged breach of a purchase contract. Subsequent to the favorable ruling, the Company was notified by Antec's counsel of its intent to contest the arbitrator's decision. In August, the Company and Antec reached a final settlement in which the Company received a minor settlement award.

ITEM 2.  CHANGES IN SECURTIES AND USE OF PROCEEDS

During the quarter, the Company issued an aggregate of 3,450,000 shares of its common stock as part of its initial public offering completed on June 9, 1999. The shares were registered on a Registration Statement on Form S-1, registration number 333-75063, declared effective on June 9, 1999. All of the shares registered were sold in the offering for an aggregate offering price of $37,950,000. The managing underwriters in the offering were Deutsche Banc Alex. Brown, BancBoston Robertson Stephens and Hambrecht & Quist. Total underwriting discounts and commissions were $2,656,500, and total offering expenses were approximately $1,300,000. The Company's initial public offering generated net proceeds to the Company, after underwriter fees and other offering expenses, of $34.0 million which the Company used for the following purposes (in millions):

         Retirement of series A mandatorily redeemable
           preferred stock                                    $19.7
         Retirement of notes payable                            7.3
         Purchase of echo technology                            3.0


The balance of the offering proceeds has been retained for general corporate purposes. Of the amount paid to redeem the series A mandatorily redeemable preferred stock, approximately $14.3 was paid to redeem the Series A mandatorily redeemable preferred stock held by entities affiliated with Summit Partners, which collectively beneficially owned 44.1% of the Company's common stock. Two of the Company's directors, Messrs. Greg Avis and Peter Chung, are affiliated with Summit Partners.

In addition, all outstanding shares of series B mandatorily redeemable preferred stock converted into common stock at the exchange ratio of 2 shares of common for every 3 shares of series B mandatorily redeemable preferred, upon completion of the initial public offering. Shares of common stock issue upon conversion of the were not registered shares under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9).

Certain stock options aggregating 5,000 shares were exercised by an executive officer of the Company in June, 1999 for $4,125 in cash. The shares issued were not registered shares under the Securities Act of 1933, as amended, in reliance on Rule 701.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibit

              10.11.1*     Third Amendment to Credit Agreement, dated August 13,
                           1999 between Ditech and BankBoston, N.A.

              10.21** Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation

              27*          Financial data schedule for the period ended July
                           31, 1999

              * Incorporated by reference from the exhibits with corresponding numbers from the Registrant's Registration
                       Statement (No. 333-86691), filed on September 8, 1999.
              ** Confidential treatment has been requested for a portion of this exhibit. The agreement has been filed seperately with the Commission.

(b)           Reports on Form 8-K

No reports on form 8-K were filed during the quarter ended July 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Ditech Communications Corporation


Date:   September 13, 1999                By:   /s/  William J. Tamblyn
                                               -------------------------

                                          William J. Tamblyn
                                          Vice President Finance and Chief
                                          Financial Officer (Principal
                                          Financial and Accounting Officer)

                                INDEX TO EXHIBITS

(a)           Exhibit

              10.11.1*     Third Amendment to Credit Agreement, dated August 13,
                           1999 between Ditech and BankBoston, N.A.

              10.21** Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation

              27*          Financial data schedule for the period ended July
                           31, 1999

              * Incorporated by reference from the exhibits with corresponding numbers from the Registrant's
                       Registration Statement (No. 333-86691), filed on
                       September 8, 1999.
              ** Confidential treatment has been requested for a portion of this exhibit. The agreement has been filed seperately with the Commission.
