Form 10-Q
period 1999-10-31
DITECH CORP
filed 1999-12-14
CIK 1080667

                                    FORM 10-Q


(Mark one)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended October 31, 1999

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

                                YES [ X ]     NO [ ]


As of November 30, 1999, 13,282,222 shares of the Registrant's common stock were outstanding.

                        DITECH COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS



                                                                                               Page
                                                                                               ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           Statements of Operations
                           THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998            3

                           Condensed Balance Sheets
                           AS OF OCTOBER 31, 1999 AND APRIL 30, 1999                              4

                           Statements of Cash Flows
                           SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998                             5

                           Notes to Financial Statements                                          6

ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             9

ITEM 3            Qualitative and Quantitative Disclosures About Market Risk                     26

PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                              27

ITEM 2.           Changes in Securities and Use of Proceeds                                      27

ITEM 3.           Defaults Upon Senior Securities                                                27

ITEM 4.           Submission of Matters to a Vote of Security Holders                            27

ITEM 5.           Other Information                                                              28

ITEM 6.           Exhibits and Reports on Form 8-K                                               28


Signatures                                                                                       28

                          PART I. FINANCIAL INFORMATION

ITEM I.           Financial Statements


                        Ditech Communications Corporation
                            Statements of Operations
                     (in thousands, except per share data)
                                   (unaudited)


                                                        Three months ended      Six months ended
                                                       Oct. 31,   Oct. 31,    Oct. 31,   Oct. 31,
                                                          1999      1998         1999       1998
                                                       --------   --------    --------   --------
Revenues                                                $26,027    $5,814      $35,798    $10,939
Cost of goods sold                                        7,526     2,704       11,665      5,112
                                                       --------   --------    --------   --------

   Gross margin                                          18,501     3,110       24,133      5,827
                                                       --------   --------    --------   --------
Operating expenses:
   Sales and marketing                                    2,106     1,307        3,841      2,592
   Research and development                               1,237     1,016        2,378      1,864
   General and administrative                             1,150       551        2,007        992
                                                       --------   --------    --------   --------
Total operating expenses                                  4,493     2,874        8,226      5,448
                                                       --------   --------    --------   --------
Income from operations                                   14,008       236       15,907        379
                                                       --------   --------    --------   --------
Other income/(expense)
   Interest income                                          152        57          215        105
   Interest expense                                           3       193          175        373
                                                       --------   --------    --------   --------
     Total other income/(expense)                           149      (136)          40       (268)
                                                       --------   --------    --------   --------
Income before income taxes                               14,157       100       15,947        111

Provision for income taxes                                5,941        40        6,692         44
                                                       --------   --------    --------   --------

Net income                                                8,216        60        9,255         67

Accretion of mandatorily redeemable preferred
   stock to redemption value                                  -       372           99        734
                                                       --------   --------    --------   --------
Net income (loss) attributable to common stockholders    $8,216     ($312)      $9,156      ($667)
                                                       --------   --------    --------   --------
                                                       --------   --------    --------   --------
Net income (loss) per share - basic                       $0.68    ($0.09)       $0.90     ($0.20)
                                                       --------   --------    --------   --------
                                                       --------   --------    --------   --------
Net income (loss) per share - diluted                     $0.61    ($0.09)       $0.74     ($0.20)
                                                       --------   --------    --------   --------
                                                       --------   --------    --------   --------
Number of shares used in per share calculations:
   Basic                                                 12,040     3,411       10,200      3,295
                                                       --------   --------    --------   --------
                                                       --------   --------    --------   --------
   Diluted                                               13,445     3,411       12,348      3,295
                                                       --------   --------    --------   --------
                                                       --------   --------    --------   --------

The accompanying notes are an integral part of these unaudited financial statements.

                    Ditech Communications Corporation
                        Condensed Balance Sheets
                             (in thousands)



                                                     October 31,                       April 30,
                                                         1999                            1999
                                                 --------------------             -----------------
                                                       (unaudited)
                                    ASSETS
Current assets
   Cash and cash equivalents                             $59,176                            $3,114
   Accounts receivable, net of allowance for doubtful
     accounts of $250 at October 31, 1999 and
     $100 at April 30, 1999                               17,118                             3,068
   Inventories, net                                        4,038                             4,606
   Prepaids and other current assets                       1,225                               663
                                                      ----------                        ----------

   Total current assets                                   81,557                            11,451

Property and equipment, net                                2,144                             1,538
Other assets                                               3,556                             1,341
                                                      ----------                        ----------

Total assets                                             $87,257                           $14,330
                                                      ----------                        ----------
                                                      ----------                        ----------


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable                                       $4,729                            $2,559
   Accrued expenses                                        1,842                             1,454
   Income taxes payable                                    5,176                               417
   Deferred revenue                                        1,065                               531
   Current portion of long-term obligations                   64                             1,186
                                                      ----------                        ----------

   Total current liabilities                              12,876                             6,147

Long-term obligations                                         43                             6,264
Deferred income taxes                                         34                                 4
                                                      ----------                        ----------

   Total liabilities                                      12,953                            12,415
                                                      ----------                        ----------


Redeemable preferred stock                                     -                            25,258

Common stock                                              91,755                             3,090
Deferred stock compensation                               (1,064)                           (1,229)
Accumulated deficit                                      (16,387)                          (25,204)
                                                      ----------                        ----------

   Total stockholders' equity (deficit)                   74,304                           (23,343)
                                                      ----------                        ----------

Total liabilities and stockholders' equity (deficit)     $87,257                           $14,330
                                                      ----------                        ----------
                                                      ----------                        ----------



The accompanying notes are an integral part of these unaudited financial statements.

                        DITECH COMMUNICATIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                          Six months ended
                                                                             October 31,
                                                                      -------------------------
                                                                         1999            1998
                                                                      --------         --------
Cash flows from operating activities:
  Net income                                                           $9,255              $67
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                       762              174
      Deferred income taxes                                              (203)            (193)
      Amortization of deferred stock compensation                         165              -
      Changes in assets and liabilities:
        Accounts receivable                                           (14,051)            (382)
        Inventories                                                       568           (2,719)
        Prepaids and other current assets                                (328)            (235)
        Income taxes payable                                            5,245              237
        Accounts payable                                                2,169            1,375
        Accrued expenses                                                  131             (180)
        Deferred revenue                                                  535            2,214
                                                                      --------         --------
      Net cash provided by operating activities                         4,248              358
                                                                      --------         --------

Cash flows from investing activities:
   Purchase of property and equipment                                    (889)            (242)
   Other assets                                                        (3,114)            (109)
                                                                      --------         --------
      Net cash used by investing activities                            (4,003)            (351)
                                                                      --------         --------

Cash flows from financing activities:
   Repurchase of common stock                                              (4)               -
   Principal payments on notes payable                                 (7,313)            (250)
   Principal payments on capital leases                                   (30)             (35)
   Redemption of series A mandatorily redeemable preferred stock      (19,655)               -
   Proceeds from issuance of common stock                              82,787                -
   Proceeds from exercise of stock options                                 32              688
                                                                      --------         --------
      Net cash provided by financing activities                        55,817              403
                                                                      --------         --------

Net increase in cash and cash equivalents                              56,062              410
Cash and cash equivalents, beginning of period                          3,114            3,433
                                                                      --------         --------

Cash and cash equivalents, end of period                              $59,176           $3,843
                                                                      --------         --------
                                                                      --------         --------


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Basis of Presentation

         The accompanying financial statements at October 31, 1999 and for the three and six month periods ended October 31, 1999 and 1998, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended October 31, 1999 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 1999 included in the Company's October 5, 1999 Registration Statement on Form S-1 filed with the Securities and Exchange Commission, file number 333-86691.

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


         Comprehensive Income

         There was no difference between the Company's net income and its total comprehensive income for the three and six month periods ended October 31, 1999 or 1998.

3.       INVENTORIES

         Inventories, net consisted of (in thousands):


                                                                       Oct. 31,           April 30,
                                                                         1999               1999
                                                                       --------           ---------
               Raw materials and work-in-progress                       $2,568               $2,362
               Finished goods                                            1,470                2,244
                                                                       --------            --------
                  Total                                                 $4,038               $4,606
                                                                       --------            --------
                                                                       --------            --------


4.       PUBLIC OFFERINGS

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

         On October 5, 1999 the Company completed a public offering in which it sold 1,000,000 shares of its common stock. As a result, the Company raised a total of $48.4 million after underwriting fees and other issuance costs.

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

         The Company markets its products primarily to customers in the United States who are in the telecommunications industry. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company's revenues by geographic area are summarized as follows (in thousands):


                                                         Three months ended       Six months ended
                                                         Oct. 31,   Oct. 31,    Oct. 31,   Oct. 31,
                                                            1999      1998         1999       1998
                                                         --------   --------    --------   --------
               United States                              $24,001     $5,809     $32,683    $10,787
               Mexico                                          19          -         390          5
               Rest of World                                2,007          5       2,725        147
                                                         --------   --------    --------   --------
                                                          $26,027     $5,814     $35,798    $10,939
                                                         --------   --------    --------   --------
                                                         --------   --------    --------   --------

         International sales are entirely comprised of export sales.


6.       LITIGATION

         In June 1999, the Company received a favorable ruling from an arbitration panel in the matter related to Antec Corporation's alleged breach of a purchase contract. Subsequent to the favorable ruling, the Company was notified by Antec's counsel of its intent to contest the arbitrator's decision. In August 1999, the Company and Antec reached a final settlement in which the Company received a minor settlement award. Additionally, the Company and Antec entered into a patent license agreement. The Company recognized $1.9 million of revenue in the quarter ended October 31, 1999 associated with the fixed license fee payable in fiscal 2000.

7.       SUBSEQUENT EVENT

           On December 9, 1999, the Company announced an agreement to acquire substantially all the assets of Telinnovation Service Corporation and Telinnovation Partners (collectively "Telinnovation") of Mountain View, California in exchange for 600,000 shares of the Company's common stock. The acquisition, which is valued at approximately
           $69 million, will be accounted for using the purchase method. It is anticipated that the acquisition will close in the fiscal quarter ending January 31, 2000. The closing of this acquisition is subject to the Company and Telinnovation meeting certain closing conditions, including the assignment of Telinnovation customer contracts to the Company. If any of these conditions are not met, the acquisition may not close.

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

OVERVIEW

Ditech designs, develops and markets equipment used in building and expanding telecommunications and cable communications networks. Our products fall into two categories, echo cancellation equipment and equipment that enables and facilitates communications over fiber optic networks. To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. We began sales of our fourth generation echo cancellation products in February 1999. We began sales of our first optical communications product in September 1996.

In November 1998, we acquired the echo cancellation technology that we previously licensed from Telinnovation. We acquired this technology for a total purchase price of 166,666 shares of our common stock and $2.96 million in cash.In addition, we paid royalties to Telinnovation on the sales of our products incorporating this technology until the $2.96 million cash portion of the purchase price was paid from the proceeds of our initial public offering in June 1999. The purchased technology will be amortized over a period of five years.

Revenue is recognized when a product has been shipped, no material vendor obligations remain outstanding, and collection of the resulting receivable is probable. In the event that we defer revenue recognition due to uncertainty about collectibility or the existence of a material vendor obligation such as installation, we recognize the revenue when the uncertainty is removed or the obligation is fulfilled. We offer a five year warranty on all of our products. The warranty generally provides that we will repair or replace any defective product prior to the passage of five years from the invoice date.

To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. In fiscal 1997, fiscal 1998, fiscal 1999 and the first six months of fiscal 2000, we derived approximately 99.5%, 94.1%, 93.7% and 92.3%, respectively, of our revenue from the sale of our echo cancellation products. We expect that a substantial majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

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

Historically the majority of our sales have been to customers in the U.S. These customers accounted for over 91% of our revenue in the first six months of fiscal 2000, over 86% of our revenue in fiscal 1999 and over 93% in fiscal 1998. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distribute overseas. To date, substantially all of our international sales have been export sales and denominated in U.S. dollars.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for over 75% of our revenue in the first six months of fiscal 2000, 65% of our revenue in fiscal 1999 and over 75% of our revenue in fiscal 1998. Qwest accounted for 53% of our revenue in the first six months of fiscal 2000, and 42% of our revenue in fiscal 1999 and in fiscal 1998. Our four next largest customers accounted collectively for 25% of our revenue in the first six months of fiscal 2000, 23% of our revenue in fiscal 1999 and 38% of our revenue in fiscal 1998. MCI accounted for $7.6 million or more than 50%, of our revenue in fiscal 1997, but only $1.4 million, or approximately 11%, of our revenue in fiscal 1998. This reduction began shortly before the acquisition of MCI by Worldcom. In the first quarter of fiscal 2000 we received a substantial unforecasted order from one of our largest customers for deployment of our Broadband Echo Cancellation System. We expect this order to result in an incremental $15 million of revenue in fiscal 2000. In the second quarter of fiscal 2000 we shipped in excess of half of this order and expect to ship the balance in the third quarter of fiscal 2000.

We have entered into an agreement to license certain of our optical technology to Antec Corporation for $1.9 million payable in fiscal 2000, all of which was recognized as revenue in the second quarter of fiscal 2000, plus per unit royalties.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in the Company's statement of operations, as a percentage of sales.


                                                         Three months ended      Six months ended
                                                         Oct. 31,   Oct. 31,    Oct. 31,   Oct. 31,
                                                           1999       1998        1999       1998
                                                         --------   --------    --------   --------
Revenue                                                    100.0%    100.0%      100.0%     100.0%
Cost of goods sold                                          28.9      46.5        32.6       46.7
                                                         --------   --------    --------   --------

   Gross margin                                             71.1      53.5        67.4       53.3
                                                         --------   --------    --------   --------

Operating expenses:
   Sales and marketing                                       8.1      22.5        10.7       23.7
   Research and development                                  4.8      17.5         6.7       17.0
   General and administrative                                4.4       9.5         5.6        9.1
                                                         --------   --------    --------   --------

Total operating expenses                                    17.3      49.5        23.0       49.8
                                                         --------   --------    --------   --------

Income from operations                                      53.8       4.0        44.4        3.5
Other income/(expense), net                                  0.6      (2.3)        0.1       (2.5)
                                                         --------   --------    --------   --------


Income before income taxes                                  54.4       1.7        44.5        1.0
Provision for income taxes                                  22.8       0.7        18.7        0.4
                                                         --------   --------    --------   --------

Net Income                                                  31.6%      1.0%       25.8%       0.6%
                                                         --------   --------    --------   --------
                                                         --------   --------    --------   --------


THREE AND SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998

REVENUE. Revenue increased to $26.0 million in the second quarter of fiscal 2000 from $5.8 million in the second quarter of fiscal 1999. Revenue for the first half of fiscal 2000 was $35.8 million, compared to $10.9 million in the first half of fiscal 1999. The primary reason for these increases was continued market acceptance and sales of our fourth generation echo cancellation products offset in part by decreased unit sales of our third generation echo cancellation products. We expect unit sales of our third generation echo cancellation products to continue to decrease as our customers transition to our fourth generation echo cancellation products. Revenues for the second quarter of fiscal 2000 were also favorably impacted by the recognition of a one-time license fee of $1.9 million for our optical amplifier technology and shipment of approximately half of an unforecasted order received at the end of the first quarter for our fourth generation echo cancellation systems. Although we expect to continue rapid sales growth in the near term, we expect long term growth rates to trend down.

COST OF GOODS SOLD. Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, and the cost of licensed technology incorporated into our products. Cost of goods sold increased to $7.5 million in the second quarter of fiscal 2000 from $2.7 million in the second quarter of fiscal 1999. Cost of goods sold increased to $11.7 million for the first half of fiscal 2000, compared to $5.1 million in the first half of fiscal 1999. The primary reason for these increases was costs associated with increased unit sales of our fourth generation echo cancellation products.

GROSS MARGIN. Gross margin increased to 71.1% in the second quarter of fiscal 2000 from 53.5% in the second quarter of fiscal 1999. Gross margin increased to 67.4% in the first half of fiscal 2000 from 53.3% in the first half of fiscal 1999. The primary factors causing these increases were the mix of products sold and the ability to greatly increase capacity without increasing manufacturing overhead as a result of our outsourcing of manufacturing. In addition, margins were favorably impacted by the reduction in product royalties as a result of completing the acquisition of our core echo cancellation technology subsequent to our initial public offering in June 1999 and the recognition of $1.9 million of license revenue with minimal costs.

SALES AND MARKETING. Sales and marketing expenses primarily consist of personnel costs including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Sales and marketing expenses increased to $2.1 million in the second quarter of fiscal 2000 from $1.3 million in the second quarter of fiscal 1999. Sales and marketing expenses increased to $3.8 million in the first half of fiscal 2000 from $2.6 million in the first half of fiscal 1999.

The primary cause for these increases was increases in personnel and related costs, including travel, to support expansion of our customer service functions and marketing efforts of our products both domestically and internationally, including the formation of new direct and OEM channels partnerships. We plan to continue to increase our expenditures in sales and marketing in order to broaden distribution of our products both domestically and internationally.

RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of personnel costs, contract consultants, and equipment and supplies used in the development of echo cancellation and optical communications products. Research and development expense increased to $1.2 million in the second quarter of fiscal 2000 from $1.0 million in the second quarter of fiscal 1999. Research and development expense increased to $2.4 million in the first half of fiscal 2000 from $1.9 million in the first half of fiscal 1999. These increases were primarily related to increased personnel and related costs and increased materials and consulting costs associated with both our echo cancellation products and optical communications products. We expect research and development expenses to continue to grow in future periods as we enhance current products and develop new products.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of personnel costs for corporate officers and finance personnel, and legal, accounting and consulting costs. General and administrative expenses increased to $1.2 million in the second quarter of fiscal 2000 from $551,000 in the second quarter of fiscal 1999. General and administrative expenses increased to $2.0 million in the first half of fiscal 2000 from $1.0 million in the first half of fiscal 1999. These increases were primarily due to amortization of deferred compensation in connection with stock options previously granted, personnel costs to support the growth in the business, provisons for bad debt due to expanded credit risk associated with increasing receivables balances, insurance premiums for directors and officers insurance obtained as a result of becoming a public company and increased legal costs incurred to fully resolve an arbitration matter. We expect general and administrative expenses to increase as a result of the additional reporting requirements and expenses incurred as a public company and increased infrastructure costs as we continue to expand our business.

OTHER INCOME/(EXPENSE). Other income/(expense) consists of interest income on our invested cash and cash equivalents balances offset by interest expense attributable to our outstanding debt and capital leases. Other income/(expense) was $149,000 in the second quarter of fiscal 2000, an improvement from other expense of ($136,000) in the second quarter of fiscal 1999. Other income/(expense) was $40,000 in the first half of fiscal 2000, an improvement from other expense of ($268,000) in the first half of fiscal 1999. The improvement was primarily attributable to increased interest income on funds invested from our initial and secondary public offering and a reduction in interest expense due to the retirement of our outstanding debt.

INCOME TAXES. Income taxes consist of federal and state income taxes. The effective tax rate in the second quarter and first half of fiscal 2000 was 42% as compared to 40% in the second quarter and first half of fiscal 1999. The higher tax rate in fiscal 2000 was due to the existence of certain nondeductible expenses, primarily amortization of deferred compensation in connection with stock options previously granted. We expect that our ongoing effective tax rate should remain at approximately 42%. To the extent that cash reserves are invested in tax free municipal securities, there could be a reduction in the effective tax rate.

STOCK-BASED COMPENSATION

With respect to certain stock option grants in fiscal 1999, we have recorded deferred compensation of $1,320,000 for the fiscal year ended April 30, 1999. We amortized approximately $82,000 of the deferred compensation in the second quarter and $165,000 in the first half of fiscal 2000 and will amortize the remainder over the vesting period of the related stock options.

LIQUIDITY AND CAPITAL RESOURCES

From the beginning of fiscal 1994 through the date of the recapitalization in March 1997, we satisfied the majority of our liquidity requirements through cash flow generated from operations. In connection with our recapitalization in March 1997, we had a net infusion of cash of approximately $4 million after using the proceeds from issuance of preferred stock and subordinated debt to repurchase common stock. Following our recapitalization, we satisfied the majority of our liquidity requirements through cash flow generated from operations and funds received upon exercises of stock options. In June and October 1999, we completed our initial and follow-on public offerings as described below.

Operating activities in the first half of fiscal 2000 generated $4.2 million in cash from operations, primarily due to increased operating profits and to a lesser extent due to increased income taxes payable, accounts payable and deferred revenue and a decrease in inventory, partially offset by an increase in accounts receivable and other current assets.

Investing activities used $4.0 million in the first half of fiscal 2000, primarily due to purchases of property and equipment to support increased headcount and development efforts, and the purchase of our echo technology from Telinnovation in the first quarter of fiscal 2000 for $3.0 million.

Financing activities generated $55.8 million of cash in the first half of fiscal 2000, primarily from the net proceeds from our initial public offering in June 1999 and our follow-on offering in October 1999. These increases in financing activities were partially offset by the application of the net proceeds of our initial public offering and principal payments on our capital leases. The application of the net proceeds from our initial public offering that reduced cash from financing was as follows:


Net proceeds.................................................   $34.4 million
  Less:
     Redemption of series A mandatorily redeemable
       preferred stock.......................................    19.7 million
     Retirement of long term debt............................     7.3 million
Remaining after application of net proceeds..................   $ 7.4 million

As of October 31, 1999, we had cash and cash equivalents of $59.2 million as compared to $3.1 million at April 30, 1999, primarily as a result of the receipt and application of the net proceeds from our initial and follow-on public offerings. In addition, we have a line of credit with the ability to borrow the lesser of $3.0 million or 80% of qualified accounts receivable. At October 31, 1999, borrowings of $3.0 million were available and no borrowings were outstanding. Borrowings under the line bear an interest rate of the lesser of LIBOR plus 1.25% or the prime rate. The line of credit expires in August of 2000. During the third and fourth quarter of fiscal 1998 and the second quarter of fiscal 1999, we were in violation of certain minimum cash flow and ratio covenants related to the credit line. At April 30, 1999, we were in violation of a quick ratio covenant due primarily to the accrual of costs associated with our initial public offering. The bank has waived all of these violations. We also had approximately $350,000 available at October 31, 1999 under a separate operating lease line of credit.

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

We believe that we will be able to satisfy our cash requirements for at least the next twelve months from a combination of existing cash reserves, cash flow from operations and our bank line of credit.

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

Based on our assessment to date, we do not expect the conversion to the euro to have a material impact on our internal systems or our product sales. To date we have experienced limited sales activities in the European economies, substantially all of which have been in U.S. dollars. We will take appropriate corrective actions based on the results of our assessment.

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

STATE OF READINESS OF OUR INTERNAL SYSTEMS

We may be affected by year 2000 issues related to non-compliant internal systems developed by us or by third-party vendors. We have obtained confirmation from all of our key system vendors that these systems we are using are year 2000 compliant. We completed our assessment of our internal systems in the first quarter of fiscal 2000 and are not aware of any Year 2000 problem relating to any of these internal systems. We believe that we do not have any systems material to our operations that contain embedded chips that are not Year 2000 compliant.

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

CONTINGENCY PLANS

We have developed and continue to monitor contingency plans relative to our internal systems, including identifying manual work-arounds and additional sources of components should our vendors experience unforeseen Year 2000 problems.

                FUTURE GROWTH AND OPERATING RESULTS SUBJECT TO RISK

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE

Our revenue historically has come from a small number of customers. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company. If this happens, our revenue and business would be materially and adversely affected. Our five largest customers accounted for over 75% of our revenue in the first six months of fiscal 2000, over 65% of our revenue in fiscal 1999 and over 75% of our revenue in fiscal 1998. Qwest accounted for 53% of our revenue in the six months of fiscal 2000, 42% of our revenue in fiscal 1999 and in fiscal 1998. Our four next largest customers accounted collectively for 25% of our revenue in the first six months of fiscal 2000, 23% of our revenue in fiscal 1999 and 38% of our revenue in fiscal 1998. MCI accounted for $7.6 million, or more than 50%, of our revenue in fiscal 1997, but only $1.4 million, or approximately 11%, of our revenue in fiscal 1998. This reduction began shortly before the acquisition of MCI by Worldcom.

For example, we received a substantial unforecasted order from one of our largest customers for deployment of our Broadband Echo Cancellation System. We expect this order to result in an incremental $15 million of revenue in fiscal 2000. If all or a portion of the remaining items to be shipped against this order were cancelled or delayed, our expected operating results for the next quarter would be adversely affected, which could adversely affect our stock price.

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE OUR NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE

If we do not successfully develop and introduce our new products and our existing products become obsolete due to product introductions by competitors, our revenue will decline. Our ability to maintain and increase revenue in the future will depend primarily on:

     - continued acceptance of our new Broadband Echo Cancellation System and 4SA echo cancellation products;

     - our successful introduction and sale of our new optical monitors, telemetry systems, transponders and four-channel wavelength division multiplexing products; and

     - our successful development and introduction of our sixteen-channel wavelength division multiplexing products.

However, we may not be able to successfully produce or market our new products in commercial quantities, complete product development when anticipated, or increase sales. These risks are of particular concern when a new generation product is introduced. As a result, while we believe we will achieve our product introduction dates, they may be delayed. For the year ended April 30, 1999, sales of our 18T1 and 18E1 echo cancellation products accounted for the vast majority of our revenue, and for the first six months of fiscal 2000 accounted for a substantial, albeit smaller, portion of our revenue due to growing acceptance of our fourth generation echo canceller. Shipments of our optical amplifiers began in the third quarter of calendar 1996 and accounted for substantially all of our revenue for optical communications products during fiscal 1999. In the past, we experienced an unforeseen delay in the development of one of our products due to the need to design around a part that did not function as anticipated and also when the first version of one of our optical communications products did not fully meet customer requirements. We have in the past experienced, and in the future may experience, similar unforeseen delays in the development of our new products. We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new echo cancellation and optical communications products. We may not be able to address evolving demands in these markets in a timely or effective way. Even if we do, customers in these markets may purchase or otherwise implement competing products.

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

To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. If we are not able to develop substantial revenue from sales of our optical communications products, our ability to grow our business may be substantially impaired. In fiscal 1997, fiscal 1998, fiscal 1999 and the first half of fiscal 2000, we derived approximately 99.5%, 94.1%, 93.7% and 92.3%, respectively, of our revenue from the sale of our echo cancellation products. We expect that a substantial majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

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

WE DEPEND ON TELINNOVATION FOR TRANSITIONAL SUPPORT OF OUR ECHO CANCELLATION TECHNOLOGY, THE LOSS OF WHICH COULD DELAY PRODUCT DEVELOPMENT

We acquired our echo cancellation technology from Telinnovation. Prior to this acquisition we licensed this technology from Telinnovation, which provided engineering support for our use of this technology. We are currently focused on increasing our knowledge of this technology so that we will be able to modify and enhance it ourselves. If Telinnovation does not fulfill its obligations to assist us during this transitional phase, or if we need to devote more resources to this technology than we currently expect, our product development plans could be delayed. In December 1999, we announced an agreement to acquire Telinnovation, which, upon completion, should substantially mitigate this risk.


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

We depend heavily on Tim Montgomery, our President and Chief Executive Officer, and on other key management and technical personnel, for the conduct and development of our business and the development of our products. If we lose the services of any one of these people for any reason, this could adversely affect our ability to conduct and expand our business and to develop new products. We do not have employment contracts with any of our executive officers other than Mr. Montgomery, Ms. Toni Bellin, our Vice President of Operations, and Marc Schwager, our Vice President of Marketing. We believe that our future success will depend in large part upon our continued ability to attract, retain and motivate highly skilled employees, who are in great demand. However, we may not be able to do so.

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


OUR OR THIRD PARTIES' COMPUTER SYSTEMS MAY FAIL IN THE YEAR 2000, WHICH WOULD DELAY OUR PRODUCT DEVELOPMENT AND THE MANUFACTURING OF OUR PRODUCTS

Failure of our computer systems could adversely affect our product development processes and/or our ability to cost-effectively manage Ditech during the time required to fix such problems. In addition, computer failures could cause the manufacturer of our products to incur delays in manufacturing, or our customers to postpone or cancel orders for our products. Although our analysis to date has not detected any significant risks with our internal systems, nor those of third parties we rely upon, unforeseen problems in our own computers and embedded systems and from customers, our manufacturers, suppliers and other organizations with which we conduct transactions worldwide may arise. These statements constitute year 2000 disclosures under federal law. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Year 2000 Computer Problem" for more information on the status of our preparation relating to this issue.

ITEM 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain investment portfolio holdings of various short-term securities. Because of the short-term duration of the financial instruments held by us, we do not believe that our financial instruments are materially sensitive to changes in interest rates.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURTIES AND USE OF PROCEEDS

In June 1999, the Company issued an aggregate of 3,450,000 shares of its common stock as part of its initial public offering completed on June 9, 1999. The shares were registered on a Registration Statement on Form S-1, registration number 333-75063, declared effective on June 9, 1999. The Company's initial public offering generated net proceeds to the Company, after underwriter fees and other offering expenses, of $34.0 million which the Company used for the following purposes (in millions):

         Retirement of series A mandatorily redeemable
           preferred stock                                    $19.7
         Retirement of notes payable                            7.3
         Purchase of echo technology                            3.0


The balance of the offering proceeds were used to fund operating expenses and fixed asset additions in the first and second quarters of fiscal 2000.

Stock options aggregating 20,000 shares were exercised by an executive officer of the Company in August, 1999 for $16,500 in cash. The shares issued were not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on October 7, 1999. The following actions were voted upon at such meeting:


                            Affirmative          Negative           Votes
                                Votes             Votes            Withheld
                            -----------         ----------        ----------
Re-election of two directors to hold office until 2002:
   Gregory M. Avis            9,055,609                               1,500
   George J. Turner           9,055,609                               1,500

Ratifcation of PricewaterhouseCoopers as the Company's independent accountants for the fiscal year ending April, 30, 2000:
                              9,042,879            11,030             3,200

ITEM 5.  OTHER INFORMATION

Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)           Exhibit

              10.11.1* Third Amendment to Credit Agreement, dated August 13, 1999 between Ditech and BankBoston, N.A.

              10.21*+ Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation

              27           Financial data schedule for the period ended October
                           31, 1999

              * Incorporated by reference from the exhibits with corresponding numbers from the Registrant's Registration Statement (No. 333-86691), filed on September 8, 1999.
              + Confidential treatment has been requested for a portion of this exhibit. The agreement has been filed seperately with the Commission.

(b)           Reports on Form 8-K


No reports on form 8-K were filed during the quarter ended October 31, 1999.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Ditech Communications Corporation


Date:   December 14, 1999                By:   /s/  William J. Tamblyn
                                               -------------------------

                                          William J. Tamblyn
                                          Vice President Finance and Chief
                                          Financial Officer (Principal
                                          Financial and Accounting Officer)

                                INDEX TO EXHIBITS



(a)           Exhibit

              10.11.1* Third Amendment to Credit Agreement, dated August 13, 1999 between Ditech and BankBoston, N.A.

              10.21*+ Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation

              27           Financial data schedule for the period ended October
                           31, 1999

              * Incorporated by reference from the exhibits with corresponding numbers from the Registrant's
                       Registration Statement (No. 333-86691), filed on September 8, 1999.
              + Confidential treatment has been requested for a portion of this exhibit. The agreement has been filed seperately with the Commission.