Form 10-Q
period 2000-01-31
DITECH CORP
filed 2000-03-15
CIK 1080667

                                    FORM 10-Q


(Mark one)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended January 31, 2000

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

                                YES [ X ]     NO [ ]

As of February 28, 2000, 28,174,282 shares of the Registrant's common stock were outstanding.

                        DITECH COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS





                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Statements of Operations
         THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2000 AND 1999         3

         Condensed Balance Sheets
         AS OF JANUARY 31, 2000 AND APRIL 30, 1999                            4

         Statements of Cash Flows
         NINE MONTHS ENDED JANUARY 31, 2000 AND 1999                          5

         Notes to Financial Statements                                        6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk          24

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   25

ITEM 2.  Changes in Securities and Use of Proceeds                           25

ITEM 3.  Defaults Upon Senior Securities                                     25

ITEM 4.  Submission of Matters to a Vote of Security Holders                 25

ITEM 5.  Other Information                                                   25

ITEM 6.  Exhibits and Reports on Form 8-K                                    25


Signatures                                                                   26

                          PART I. FINANCIAL INFORMATION
ITEM I.           Financial Statements

                        Ditech Communications Corporation
                            Statements of Operations
                     (in thousands, except per share data)
                                   (unaudited)

                                      Three months ended      Nine months ended
                                      Jan. 31,   Jan. 31,    Jan. 31,   Jan. 31,
                                        2000      1999         2000       1999
                                      --------   --------    --------   --------
Revenues                              $34,382    $7,087      $70,180    $18,025
Cost of goods sold                      9,952     3,480       21,617      8,592
                                     --------   --------    --------   --------
   Gross margin                        24,430     3,607       48,563      9,433
                                     --------   --------    --------   --------
Operating expenses:
   Sales and marketing                  2,454     1,512        6,295      4,104
   Research and development             1,841       986        4,220      2,850
   General and administrative             911       648        2,917      1,639
                                     --------   --------    --------   --------
Total operating expenses                5,206     3,146       13,432      8,593
                                     --------   --------    --------   --------
Income from operations                 19,224       461       35,131        840
                                     --------   --------    --------   --------
Other income/(expense)
   Interest income                        608        49          823        155
   Interest expense                        (3)     (180)        (177)      (554)
                                     --------   --------    --------   --------
     Total other income/(expense)         605      (131)         646       (399)
                                     --------   --------    --------   --------
Income before income taxes             19,829       330       35,777        441
Provision for income taxes              7,959       140       14,652        184
                                     --------   --------    --------   --------
Net income                             11,870       190       21,125        257
Accretion of mandatorily redeemable
   preferred stock to redemption value      -       381           99      1,115
                                     --------   --------    --------   --------
Net income (loss) attributable to
   common stockholders                $11,870     ($191)     $21,026      ($858)
                                     --------   --------    --------   --------
                                     --------   --------    --------   --------
Net income (loss) per share - basic     $0.46    ($0.03)       $0.95     ($0.12)
                                     --------   --------    --------   --------
                                     --------   --------    --------   --------
Net income (loss) per share - diluted   $0.41    ($0.03)       $0.81     ($0.12)
                                     --------   --------    --------   --------
                                     --------   --------    --------   --------
Number of shares used in per share calculations:
   Basic                               25,830     7,504       22,209      6,894
                                     --------   --------    --------   --------
                                     --------   --------    --------   --------
   Diluted                             28,686     7,504       26,026      6,894
                                     --------   --------    --------   --------
                                     --------   --------    --------   --------

The accompanying notes are an integral part of these unaudited financial statements.

                    Ditech Communications Corporation
                        Condensed Balance Sheets
                             (in thousands)

                                     January 31,                  April 30,
                                         2000                       1999
                              --------------------        -----------------
                                     (unaudited)
                ASSETS
Current assets
   Cash and cash equivalents              $75,191                       $3,114
   Accounts receivable, net of
     allowance for doubtful
     accounts of $325 at January 31,
     2000 and $100 at April 30, 1999       11,935                        3,068
   Inventories, net                         5,062                        4,606
   Prepaids and other current assets        1,955                          663
                                        ----------                   ----------
   Total current assets                    94,143                       11,451

Property and equipment, net                 2,249                        1,538
Other assets                                3,400                        1,341
                                        ----------                   ----------
Total assets                              $99,792                      $14,330
                                        ----------                   ----------
                                        ----------                   ----------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Accounts payable                        $4,066                       $2,559
   Accrued expenses                         2,675                        1,454
   Income taxes payable                     3,785                          417
   Deferred revenue                           895                          531
   Current portion of long-term
     obligations                               61                        1,186
                                        ----------                   ----------
   Total current liabilities               11,482                        6,147

Long-term obligations                          30                        6,264
Deferred income taxes                          46                            4
                                        ----------                   ----------
   Total liabilities                       11,558                       12,415
                                        ----------                   ----------

Redeemable preferred stock                      -                       25,258

Common stock                               93,733                        3,090
Deferred stock compensation                  (982)                      (1,229)
Accumulated deficit                        (4,517)                     (25,204)
                                        ----------                   ----------
   Total stockholders' equity
     (deficit)                             88,234                      (23,343)
                                       ----------                    ----------

Total liabilities and stockholders'
     equity (deficit)                     $99,792                      $14,330
                                       ----------                    ----------
                                       ----------                    ----------

The accompanying notes are an integral part of these unaudited financial statements.

                        DITECH COMMUNICATIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                          Nine months ended
                                                            January 31,
                                                      -------------------------
                                                           2000            1999
                                                       --------         --------
Cash flows from operating activities:
  Net income                                           $21,125             $257
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                      1,244              299
      Deferred income taxes                               (780)            (164)
      Amortization of deferred stock compensation          247               44
      Changes in assets and liabilities:
        Accounts receivable                             (8,867)              92
        Inventories                                       (456)          (2,173)
        Prepaids and other current assets                 (470)            (231)
        Income taxes payable                             5,097              349
        Accounts payable                                 1,507            1,566
        Accrued expenses                                 1,221               55
        Deferred revenue                                   364            1,316
                                                      --------         --------
      Net cash provided by operating activities         20,232            1,410
                                                      --------         --------

Cash flows from investing activities:
   Purchase of property and equipment                   (1,270)            (482)
   Other assets                                         (3,162)            (116)
                                                       --------         --------
      Net cash used by investing activities             (4,432)            (598)
                                                       --------         --------

Cash flows from financing activities:
   Repurchase of common stock                               (4)              (1)
   Principal payments on notes payable                  (7,313)            (375)
   Principal payments on capital leases                    (45)             (18)
   Redemption of series A mandatorily redeemable
     preferred stock                                   (19,655)               -
   Proceeds from issuance of common stock               83,076                -
   Proceeds from exercise of stock options                 218              873
                                                      --------         --------
      Net cash provided by financing activities         56,277              479
                                                      --------         --------
Net increase in cash and cash equivalents               72,077            1,291
Cash and cash equivalents, beginning of period           3,114            3,433
                                                      --------         --------
Cash and cash equivalents, end of period               $75,191           $4,724
                                                      --------         --------
                                                      --------         --------

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Basis of Presentation

         The accompanying financial statements at January 31, 2000 and for the three and nine month periods ended January 31, 2000 and 1999, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended January 31, 2000 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 1999 included in the Company's October 5, 1999 Registration Statement on Form S-1 filed with the Securities and Exchange Commission, file number 333-86691.

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


         Comprehensive Income

         There was no difference between the Company's net income and its total comprehensive income for the three and nine month periods ended January 31, 2000 or 1999.

3.       INVENTORIES

         Inventories, net consisted of (in thousands):

                                                    Jan. 31,           April 30,
                                                        2000               1999
                                                    --------           ---------
               Raw materials and work-in-progress    $3,025               $2,362
               Finished goods                         2,037                2,244
                                                   --------             --------
                  Total                              $5,062               $4,606
                                                   --------             --------
                                                   --------             --------

4.       PUBLIC OFFERINGS

         On June 9, 1999, the Company completed its initial public offering of 6,000,000 shares of common stock and subsequently sold an additional 900,000 shares pursuant to the underwriters' over allotment option. As a result, the Company raised a total of $34.0 million after underwriter fees and other issuance costs ($400,000 of which was incurred in Fiscal
         1999). The Company used the net proceeds from the offering to redeem all shares of series A mandatorily redeemable preferred stock for $19.7 million, complete the purchase of the Company's core echo cancellation technology for $3.0 million, and retire the long-term note payable to a bank for $7.3 million. In addition, all outstanding shares of series B mandatorily redeemable preferred stock converted into common stock based on a conversion ratio of 2 shares of common stock for every 3 shares of series B mandatorily redeemable preferred stock.

         On October 5, 1999 the Company completed a public offering in which it sold 2,000,000 shares of its common stock. As a result, the Company raised a total of $48.4 million after underwriting fees and other issuance costs.

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

         The Company markets its products primarily to customers in the United States who are in the telecommunications industry. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company's revenues by geographic area are summarized as follows (in thousands):

                                      Three months ended      Nine months ended
                                      Jan. 31,   Jan. 31,    Jan. 31,   Jan. 31,
                                         2000       1999        2000       1999
                                      --------   --------    --------   --------
               United States           $28,114     $6,582     $60,797    $17,367
               Mexico                      608        306       1,000        311
               China                     2,581          -       3,399          -
               Rest of World             3,079        199       4,984        347
                                      --------   --------    --------   --------
                                       $34,382     $7,087     $70,180    $18,025
                                      --------   --------    --------   --------
                                      --------   --------    --------   --------

         International sales are entirely comprised of export sales.

6.       LITIGATION

         In June 1999, the Company received a favorable ruling from an arbitration panel in the matter related to Antec Corporation's alleged breach of a purchase contract. Subsequent to the favorable ruling, the Company was notified by Antec's counsel of its intent to contest the arbitrator's decision. In August 1999, the Company and Antec reached a final settlement in which the Company received a minor settlement award. Additionally, the Company and Antec entered into a patent license agreement. The Company recognized $1.9 million of revenue in the quarter ended October 31, 1999 associated with the fixed license fee paid in fiscal 2000.

7.       STOCKHOLDERS' EQUITY AND STOCK SPLIT

         In January 2000, the Company's Board of Directors approved a two-for-one split of the Company's common stock that was applicable to stockholders of record on February 1, 2000 and effective on February 16, 2000. All references to share and per-share data for all periods presented have been adjusted to give effect to this two-for-one stock split.

8.       SUBSEQUENT EVENT

         On February 1, 2000, the Company completed the acquisition of substantially all the assets of Telinnovation Service Corporation, Telinnovation Corporation and Telinnovation Partners (collectively "Telinnovation") of Mountain View, California in exchange for 1,200,000 shares of the Company's common stock. A portion of these shares are being held in escrow and will be released upon completion of certain events. The acquisition, will be accounted for using the purchase method.

         Included in the 1,200,000 shares issued as part of the Telinnovation Purchase Agreement were 400,000 restricted shares of common stock issued to the Telinnovation Employees. These restricted shares are tied to the employees' continued employment with Ditech and vest over a three year period following the closing of the Acquisition. This stock has been recorded as deferred stock compensation and will be charged to the statement of operations as stock compensation over the three year vesting period.

         The allocation of the stock purchase price is summarized below (in thousands):

           Developed technology                      $25,914
           In-process research and development         8,684
           Goodwill                                   11,213
           Net assets acquired                            89
                                                     -------
                                                      45,900
           Restricted shares tied to continued
             employment                               22,950
                                                     -------
                                                     $68,850
                                                     -------
                                                     -------

         The amount allocated to in-process research and development represents the purchased in-process technology for projects that, as of the date of the acquisition, had not yet reached technological feasibility and had no alternative future use. Based on preliminary assessments, the value of these projects was determined by estimating the resulting net cash flows from the sale of products resulting from the completion of the projects, reduced by the portion of the revenue attributable to core technology and the percentage completion on the project. The resulting cash flows were then discounted back to their present value at appropriate discount rates.

         The nature of the efforts to develop the purchased in-process research and development into commercially viable products principally relates to the completion of all planning, designing, prototyping and testing activities that are necessary to establish that the product can be produced to meet its design specifications including function, features and technical performance requirements. The resulting net cash flows from such products are based on estimates of revenue, cost of revenue, research and development costs, sales and marketing costs, and income taxes from such projects.

         The amount allocated to in-process research and development will be charged to the statement of operations in the fourth quarter of fiscal year 2000. The cost of developed technology and goodwill will be amortized to expense over their estimated useful lives of 5 years.

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

In November 1998, we acquired the echo cancellation technology that we previously licensed from Telinnovation. We acquired this technology for a total purchase price of 333,332 shares of our common stock and $2.96 million in cash. In addition, we paid royalties to Telinnovation on the sales of our products incorporating this technology until the $2.96 million cash portion of the purchase price was paid from the proceeds of our initial public offering in June 1999. The purchased technology will be amortized over a period of five years.

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

To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. In fiscal 1997, 1998, 1999 and the first nine months of fiscal 2000, we derived approximately 99.5%, 94.1%, 93.7% and 92.6%, respectively, of our revenue from the sale of our echo cancellation products. We expect that a substantial majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

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

Historically the majority of our sales have been to customers in the U.S. These customers accounted for over 86% of our revenue in the first nine months of fiscal 2000 and all of fiscal 1999 and over 93% in fiscal 1998. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distribute overseas. To date, substantially all of our international sales have been export sales and denominated in U.S. dollars.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for over 70% of our revenue in the first nine months of fiscal 2000, 65% of our revenue in fiscal 1999 and over 75% of our revenue in fiscal 1998. Qwest accounted for 52% of our revenue in the first nine months of fiscal 2000, and 42% of our revenue in fiscal 1999 and in fiscal 1998. Our four next largest customers accounted collectively for 20% of our revenue in the first nine months of fiscal 2000, 23% of our revenue in fiscal 1999 and 38% of our revenue in fiscal 1998. MCI accounted for $7.6 million or more than 50%, of our revenue in fiscal 1997, but only $1.4 million, or approximately 11%, of our revenue in fiscal 1998. This reduction began shortly before the acquisition of MCI by Worldcom. In the first quarter of fiscal 2000 we received a substantial unforecasted order from one of our largest customers for deployment of our Broadband Echo Cancellation System.
This order resulted in an incremental $15 million of revenue in the first nine months of fiscal 2000 of which approximately half of the incremental revenue was recognized in the third quarter of fiscal 2000.

In the second quarter of fiscal 2000, we entered into an agreement to license certain of our optical technology to Antec Corporation for $1.9 million payable in fiscal 2000, all of which was recognized as revenue in the second quarter of fiscal 2000, plus per unit royalties.

As more fully discussed in Note 8 to the quarterly financial statements, we completed our acquisition of substantially all of the assets of Telinnovation on February 1, 2000, in exchange for a total of 1,200,000 shares of common stock. The acquisition is being accounted for as a purchase. The total acquisition cost of approximately $69 million is being accounted for in three discrete components. The first, approximately $9 million relates to in-process research and development, which will be written off in the fourth quarter of fiscal 2000. Next, approximately $37 million relates to developed technology and goodwill, which will be capitalized and amortized to expense over the next 5 years. The remaining $23 million relates to restricted shares, the cost of which will be deferred and amortized to expense over a three year vesting period, assuming the holders of the restricted shares remain in our employ during the vesting period.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

                                      Three months ended      Nine months ended
                                      Jan. 31,   Jan. 31,    Jan. 31,   Jan. 31,
                                        2000       1999        2000       1999
                                      --------   --------    --------   --------
Revenue                                 100.0%    100.0%      100.0%     100.0%
Cost of goods sold                       28.9      49.1        30.8       47.7
                                      --------   --------    --------   --------
   Gross margin                          71.1      50.9        69.2       52.3
                                      --------   --------    --------   --------

Operating expenses:
   Sales and marketing                    7.1      21.3         9.0       22.8
   Research and development               5.4      13.9         6.0       15.8
   General and administrative             2.7       9.1         4.2        9.1
                                      --------   --------    --------   --------
Total operating expenses                 15.2      44.3        19.2       47.7
                                      --------   --------    --------   --------

Income from operations                   55.9       6.6        50.0        4.6
Other income/(expense), net               1.8      (1.9)        1.0       (2.2)
                                      --------   --------    --------   --------
Income before income taxes               57.7       4.7        51.0        2.4
Provision for income taxes               23.1       2.0        20.9        1.0
                                      --------   --------    --------   --------
Net Income                               34.6%      2.7%       30.1%       1.4%
                                      --------   --------    --------   --------
                                      --------   --------    --------   --------

THREE AND NINE MONTHS ENDED January 31, 2000 AND 1999

REVENUE. Revenue increased to $34.4 million in the third quarter of fiscal 2000 from $7.1 million in the third quarter of fiscal 1999. Revenue for the first nine months of fiscal 2000 was $70.2 million, compared to $18.0 million in the first nine months of fiscal 1999. The primary reason for these increases was continued market acceptance and sales of our fourth generation echo cancellation products offset in part by decreased unit sales of our third generation echo cancellation products. We expect unit sales of our third generation echo cancellation products to continue to decrease as our customers transition to our fourth generation echo cancellation products. Revenues for the third quarter of fiscal 2000 were also favorably impacted by shipment of the remaining portion of an unforecasted order received at the end of the first quarter for our fourth generation echo cancellation systems and the largest shipment levels of optical products since their introduction. Although rapid sales growth in the near term may continue, we expect long term growth rates to trend down.

COST OF GOODS SOLD. Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, and the cost of licensed technology incorporated into our products. Cost of goods sold increased to $10.0 million in the third quarter of fiscal 2000 from $3.5 million in the third quarter of fiscal 1999. Cost of goods sold increased to $21.6 million for the first nine months of fiscal 2000, compared to $8.6 million in the first nine months of fiscal 1999. The primary reason for these increases was costs associated with increased unit sales of our fourth generation echo cancellation products.

GROSS MARGIN. Gross margin increased to 71.1% in the third quarter of fiscal 2000 from 50.9% in the third quarter of fiscal 1999. Gross margin increased to 69.2% in the first nine months of fiscal 2000 from 52.3% in the first nine months of fiscal 1999. The primary factors causing these increases were the mix of products sold and the ability to greatly increase capacity without increasing manufacturing overhead as a result of our outsourcing of manufacturing. In addition, margins were favorably impacted by the reduction in product royalties as a result of completing the acquisition of our core echo cancellation technology subsequent to our initial public offering in June 1999. Year-to-date margins were also favorably impacted by the recognition of $1.9 million of license revenue, in the second quarter of fiscal 2000, with minimal costs.

SALES AND MARKETING. Sales and marketing expenses primarily consist of personnel costs including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Sales and marketing expenses increased to $2.5 million in the third quarter of fiscal 2000 from $1.5 million in the third quarter of fiscal 1999. Sales and marketing expenses increased to $6.3 million in the first nine months of fiscal 2000 from $4.1 million in the first nine months of fiscal 1999.

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

RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of personnel costs, contract consultants, and equipment and supplies used in the development of echo cancellation and optical communications products. Research and development expenses increased to $1.8 million in the third quarter of fiscal 2000 from $1.0 million in the third quarter of fiscal 1999. Research and development expenses increased to $4.2 million in the first nine months of fiscal 2000 from $2.9 million in the first nine months of fiscal 1999. These increases were primarily related to increased personnel and related costs and increased materials and consulting costs associated with both our echo cancellation products and optical communications products. We expect research and development expenses to continue to grow in future periods as we endeavor to enhance current products and develop new products.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of personnel costs for corporate officers and finance personnel, and legal, accounting and consulting costs. General and administrative expenses increased to $911,000 in the third quarter of fiscal 2000 from $648,000 in the third quarter of fiscal 1999. General and administrative expenses increased to $2.9 million in the first nine months of fiscal 2000 from $1.6 million in the first nine months of fiscal 1999.

These increases were primarily due to amortization of deferred compensation in connection with stock options previously granted, increased personnel costs to support the growth in the business, provisions for bad debt due to expanded credit risk associated with increasing receivables balances, insurance premiums for directors and officers insurance obtained as a result of becoming a public company and increased legal costs incurred to fully resolve an arbitration matter. We expect general and administrative expenses to increase as a result of the additional reporting requirements and expenses incurred as a public company and increased infrastructure costs as we continue to expand our business.

OTHER INCOME/(EXPENSE). Other income/(expense) consists of interest income on our invested cash and cash equivalents balances offset by interest expense attributable to our outstanding debt and capital leases. Other income was $605,000 in the third quarter of fiscal 2000, an improvement from other expense of ($131,000) in the third quarter of fiscal 1999. Other income was $646,000 in the first nine months of fiscal 2000, an improvement from other expense of ($399,000) in the first nine months of fiscal 1999. The improvement was primarily attributable to increased interest income on funds invested from our initial and follow-on public offerings and a reduction in interest expense due to the retirement of our outstanding debt.

INCOME TAXES. Income taxes consist of federal and state income taxes. The effective tax rate in the third quarter of fiscal 2000 declined to 40% from the 42% rate used for the first half of fiscal 2000. This decline was attributable to the benefits realized from our investment in tax exempt municipal bonds partially offset by certain nondeductible expenses, primarily amortization of deferred compensation in connection with stock options previously granted. We expect that our effective tax rate should remain at approximately 40% for the remainder of the fiscal year. To the extent that cash reserves continue to be invested in tax exempt municipal bonds, there could be a further reduction in the effective tax rate.

STOCK-BASED COMPENSATION

With respect to certain stock option grants in fiscal 1999, we have recorded deferred compensation of $1,320,000 for the fiscal year ended April 30, 1999. We amortized approximately $82,000 of the deferred compensation in the third quarter, and $247,000 in the first nine months, of fiscal 2000 and will amortize the remainder over the vesting period of the related stock options.


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

Operating activities in the first nine months of fiscal 2000 generated $20.2 million in cash from operations, primarily due to increased operating profits and to a lesser extent due to increased income taxes payable, accounts payable, accrued expenses and deferred revenue, partially offset by an increase in accounts receivable, inventory and other current assets.

Investing activities used $4.4 million in the first nine months of fiscal 2000, primarily due to purchases of property and equipment to support increased headcount and development efforts, and the purchase of our echo technology from Telinnovation in the first quarter of fiscal 2000 for $3.0 million.

Financing activities generated $56.3 million of cash in the first nine months of fiscal 2000, primarily from the net proceeds from our initial public offering in June 1999 and our follow-on offering in October 1999. These increases in financing activities were partially offset by the application of the net proceeds of our initial public offering and principal payments on our capital leases. The application of the net proceeds from our initial public offering that reduced cash from financing was as follows:

Net proceeds.................................................   $34.4 million
  Less:
     Redemption of series A mandatorily redeemable
       preferred stock.......................................    19.7 million
     Retirement of long term debt............................     7.3 million
Remaining after application of net proceeds..................   $ 7.4 million

As of January 31, 2000, we had cash and cash equivalents of $75.2 million as compared to $3.1 million at April 30, 1999, primarily as a result of the receipt and application of the net proceeds from our initial and follow-on public offerings. In addition, we have a line of credit with the ability to borrow the lesser of $3.0 million or 80% of qualified accounts receivable. At January 31, 2000, borrowings of $3.0 million were available and no borrowings were outstanding. Borrowings under the line bear an interest rate of the lesser of LIBOR plus 1.25% or the prime rate. The line of credit expires in August of 2000. During the third and fourth quarter of fiscal 1998 and the second quarter of fiscal 1999, we were in violation of certain minimum cash flow and ratio covenants related to the credit line. At April 30, 1999, we were in violation of a quick ratio covenant due primarily to the accrual of costs associated with our initial public offering. The bank has waived all of these violations. We also had approximately $350,000 available at January 31, 2000 under a separate operating lease line of credit.

We have no material commitments other than obligations under operating leases, particularly our facility lease. In March 2000, we negotiated the lease of approximately 26,000 square feet of additional space in a building adjacent to our headquarters in Mountain View. The lease for this additional space should begin during the first half of fiscal year 2001, when the current tenants are scheduled to vacate the building, and will result in an increase in our monthly facilities cost of approximately $75,000. The new lease has a term of 5 years.

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

FUTURE GROWTH AND OPERATING RESULTS SUBJECT TO RISK

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE

Our revenue historically has come from a small number of customers. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company. If this happens, our revenue and business would be materially and adversely affected. Our five largest customers accounted for over 70% of our revenue in the first nine months of fiscal 2000, over 65% of our revenue in fiscal 1999 and over 75% of our revenue in fiscal 1998. Qwest accounted for 52% of our revenue in the nine months of fiscal 2000, 42% of our revenue in fiscal 1999 and in fiscal 1998. Our four next largest customers accounted collectively for 20% of our revenue in the first nine months of fiscal 2000, 23% of our revenue in fiscal 1999 and 38% of our revenue in fiscal 1998. MCI accounted for $7.6 million, or more than 50%, of our revenue in fiscal 1997, but only $1.4 million, or approximately 11%, of our revenue in fiscal 1998. This reduction began shortly before the acquisition of MCI by Worldcom.

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

However, we may not be able to successfully produce or market our new products in commercial quantities, complete product development when anticipated, or increase sales. These risks are of particular concern when a new generation product is introduced. As a result, while we believe we will achieve our product introduction dates, they may be delayed. For the year ended April 30, 1999, sales of our 18T1 and 18E1 echo cancellation products accounted for the vast majority of our revenue. However, for the first nine months of fiscal 2000 the 18T1 and 18E1 echo cancellers accounted for less than 10% of our revenue due to growing acceptance of our fourth generation echo canceller. Shipments of our optical amplifiers began in the third quarter of calendar 1996 and accounted for substantially all of our revenue for optical communications products during fiscal 1999 and the first nine months of fiscal 2000. In the past, we experienced an unforeseen delay in the development of one of our products due to the need to design around a part that did not function as anticipated and also when the first version of one of our optical communications products did not fully meet customer requirements. We have in the past experienced, and in the future may experience, similar unforeseen delays in the development of our new products. We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new echo cancellation and optical communications products. We may not be able to address evolving demands in these markets in a timely or effective way. Even if we do, customers in these markets may purchase or otherwise implement competing products.

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

To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. If we are not able to develop substantial revenue from sales of our optical communications products, our ability to grow our business may be substantially impaired. In fiscal 1997, fiscal 1998, fiscal 1999 and the first nine months of fiscal 2000, we derived approximately 99.5%, 94.1%, 93.7% and 92.6%, respectively, of our revenue from the sale of our echo cancellation products. We expect that a substantial majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

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

IF WE DO NOT RETAIN KEY TELINNOVATION PERSONNEL, WE MAY NOT BE ABLE TO REALIZE THE BENEFITS WE EXPECT FROM OUR ACQUISITION OF TELINNOVATION

On February 1, 2000, we completed the acquisition of Telinnovation. We believe this acquisition provides us with expanded opportunities in the newly developing voice over internet and packet based markets where echo cancellation will be an important issue. However, our ability to successfully execute in these new markets is greatly dependent on our ability to retain the key personnel from Telinnovation. Although a significant portion of the total purchase price was directly linked to continued employment over a three year period, there is no guarantee that these key employees will remain in our employment until after we have successfully penetrated these markets.

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

   WE RELY ON A LIMITED SOURCE OF MANUFACTURING. Manufacturing of our echo cancellation products and the electronic printed circuit board assemblies for our optical communications products is currently outsourced to three contract manufacturers. If we or these contract manufacturers terminate any of these relationships, or if we otherwise establish new relationships, we may encounter problems in the transition of manufacturing to another contract manufacturer, which could temporarily increase our manufacturing costs and cause product delays.

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

SOME OF THE KEY COMPONENTS USED IN OUR PRODUCTS ARE CURRENTLY AVAILABLE ONLY FROM A SOLE SOURCE, THE LOSS OF WHICH COULD DELAY PRODUCT SHIPMENTS

We rely on certain vendors as the sole source of certain key components that we use in our echo cancellation products. We have no guaranteed supply arrangements with these vendors. Any extended interruption in the supply of these components would affect our ability to meet scheduled deliveries of our echo cancellation products to customers. If we are unable to obtain a sufficient supply of these components, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships, and we could lose customers and orders.

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


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain investment portfolio holdings of various short-term securities. Because of the short-term duration of the financial instruments held by us, we do not believe that our financial instruments are materially sensitive to changes in interest rates.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)           Exhibit

              10.22* Asset Purchase Agreement, dated as of December 8, 1999 among Ditech Communications Corporation, Telinnovation, Telinnovation Corporation and Telinnovation Service Corporation, Charles Davis and David Shvarts

              10.23* Asset Purchase Agreement, dated as of December 8, 1999 among Ditech Communications Corporation, and Richard Hardy

              27           Financial data schedule for the period ended January
                           31, 2000

              * Incorporated by reference from the exhibits with corresponding numbers from the Registrant's Current Report on Form 8-K, filed on February 16, 2000.

(b)           Reports on Form 8-K

No reports on form 8-K were filed during the quarter ended January 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Ditech Communications Corporation


Date:   March 14, 2000                By:   /s/  William J. Tamblyn
                                          -----------------------------

                                          William J. Tamblyn
                                          Vice President Finance and Chief
                                          Financial Officer (Principal
                                          Financial and Accounting Officer)

                                INDEX TO EXHIBITS

(a)           Exhibit

              10.22* Asset Purchase Agreement, dated as of December 8, 1999 among Ditech Communications Corporation, Telinnovation, Telinnovation Corporation and Telinnovation Service Corporation, Charles Davis and David Shvarts

              10.23* Asset Purchase Agreement, dated as of December 8, 1999 among Ditech Communications Corporation, and Richard Hardy

              27           Financial data schedule for the period ended January
                           31, 2000

              * Incorporated by reference from the exhibits with corresponding numbers from the Registrant's Current Report on Form 8-K, filed on February 16, 2000.