Form 10-K405
period 2000-04-30
DITECH CORP
filed 2000-07-31
CIK 1080667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                    For the Fiscal Year Ended April 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                        For the Transition Period From To

                        COMMISSION FILE NUMBER: 000-26209

                            ------------------------

                        DITECH COMMUNICATIONS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                                    DELAWARE

         (State or Other Jurisdiction of Incorporation or Organization)

                                  [94-2935531]
                      (I.R.S. Employer Identification No.)

                            ------------------------

                            825 East Middlefield Road
                             Mountain View, CA 94043

                                 (650) 623-1300

  (Address, Including Zip Code, of Registrant's Principal Executive Offices and
                     Telephone Number, Including Area Code)

                            ------------------------

        Securities Registered Pursuant to Section 12(B) of the Act: None

    Securities Registered Pursuant to Section 12(G) of the Act: Common Stock,
                                 $.001 Par Value

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,565,125,393 as of July 18, 2000, based upon the closing price on the Nasdaq National Market reported for such date. Excludes an aggregate of 9,479,687 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person is an affiliate of the registrant.

     The number of shares outstanding of the Registrant's Common Stock on July 18, 2000 was 28,494,003 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

------------------------------------------------------------------
------------------------------------------------------------------

                        DITECH COMMUNICATIONS CORPORATION
                                    FORM 10-K

                                      INDEX


                                                               PART I

                                                                                                                               PAGE
                                                                                                                               ----

Item 1 - Business ............................................................................................................. 2
Item 2 - Properties ........................................................................................................... 11
Item 3 - Legal Proceedings .................................................................................................... 12
Item 4 - Submission of Matters to a vote of Security Holders .................................................................. 12

                                                              PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters ................................................ 12
Item 6 - Selected Financial Data .............................................................................................. 12
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ................................ 15
Item 7A - Quantitative and Qualitative Disclosure About Market Risk ........................................................... 28
Item 8 - Financial Statements and Supplementary Data .......................................................................... 29
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ................................. 48

                                                              PART III

Item 10 - Directors and Executive Officers of the Registrant .................................................................. 49
Item 11 - Executive Compensation .............................................................................................. 52
Item 12 - Security Ownership of Certain Beneficial Owners and Management ...................................................... 56
Item 13 - Certain Relationships and Related Transactions ...................................................................... 58

                                                              PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K ..................................................... 58
Item 15 - Exhibits and Financial Statement Schedules .......................................................................... 59
SIGNATURES .................................................................................................................... 61

TRADEMARKS:

         The name Ditech Communications Corporation is a registered trademark of Ditech. Ditech has applied for trademarks for the following: Ditech, the DART acronym, and the wave design logo. This Annual Report on Form 10-K also includes trademarks of companies other than Ditech.

                        DITECH COMMUNICATIONS CORPORATION

                                     PART I

                                ITEM 1 - BUSINESS

GENERAL

This Annual Report contains forward-looking statements that relate to future events or future financial performance. In some cases, forward looking statements can be identified by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "intends", "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Growth and Operating Results Subject to Risk" and elsewhere in this Annual Report. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

Ditech Communications Corporation (Ditech) is a global telecommunications equipment supplier for voice and data networks. Our voice products are echo cancellers, which eliminate echo, a significant problem in existing and emerging voice networks. Our data products are optical communications networking products, which enable telephone companies to quickly and cost-effectively expand network capacity to handle the new bandwidth demands of the Internet age.

We market our products domestically through a direct sales force.
Internationally, we market our products through a direct sales force, value-added resellers, system integrators, and distributors.

Ditech was originally incorporated as Phone Info. Inc. in July 1983. In March 1997, we changed our name to Ditech Corporation. Ditech Corporation reincorporated in Delaware in April 1999 and changed its name to Ditech Communications Corporation. The mailing address for our corporate headquarters is 825 East Middlefield Road, Mountain View, California 94043, and our telephone number is 650-623-1300.

ECHO CANCELLATION MARKET

In the current deregulated market, voice quality is a key competitive differentiator for telecommunication service providers. One of the primary challenges faced by service providers in delivering quality voice communication is the elimination of echo. Echo results from signal reflection at the "hybrid," commonly the point where two wires of the local network meet the four wires of the long distance network. The hybrid is not completely efficient in carrying the electrical energy from the four-wire network to the two-wire network and a certain amount of electrical energy or voice signal is reflected back from the hybrid towards the speaker. Echo is present whenever the one-time delay of a rebounded voice signal exceeds 16 milliseconds. If the delay exceeds 32 milliseconds, the quality of the voice call begins to degrade and an echo is reflected back to the person speaking. When these echo problems are present, people describe the effect as their voices sounding hollow or like someone talking in a tunnel. Delays, either due to a long transmission path, as in a long distance telephone call, or due to the complex signal hand-off from one network to another, for instance digital wireless or satellite voice calls, exacerbate the effect of echo. Therefore, most long distance, digital wireless and satellite calls require echo cancellation. Delays are also introduced as intelligent processing equipment is increasingly incorporated into voice networks. Digital processing of voice signals requires time to compress and decompress and route signals through networks. As there is a greater shift towards voice-over-packet, which is a means of packaging voice signals into units of digital data for efficient transmission, these processing delays will continue to increase.

In addition to dealing with the problem of echo, service providers must also address the problems of background noise and high and low voice levels. Background noise is a particularly acute problem in wireless voice networks, where users are attempting to use their wireless handset in a noisy environment, such as an airport terminal or in a car. When voice calls are routed between the networks of different service providers, particularly on international calls, the voice of the speaker is often too high or too low for comfortable listening.

To address these voice quality problems, service providers deploy echo cancellation technology that quickly analyzes all voice channels and implements counter-measures to solve any problem present. When an echo signal is detected, the echo canceller cancels the echo. If the echo canceller is sophisticated enough, it can also detect and cancel background noise as well as raise or lower the voice signal for more comfortable listening.

Service providers are demanding both smaller and higher capacity equipment as space in service provider facilities and central offices is becoming more crowded. In addition, due to intense competition, service providers are expanding network services offered to consumers. In order to compete successfully, they must deliver these services reliably and under the strict time-to-market and cost constraints demanded by consumers. Echo cancellation products that address these market pressures are poised to gain share in a market that is expanding worldwide.

While we are unaware of any independent analysis of the size and growth characteristics of the echo cancellation market, we believe the demand for echo cancellation will increase with the growth of the international market for voice services, and the growth in international and domestic digital wireless networks and voice-over-packet networks. Additionally, as data and voice networks converge, we expect echo cancellation products to be key building blocks for most existing and emerging networks regardless of the proportion of voice traffic that they carry.

OUR ECHO CANCELLATION SOLUTIONS

We design, develop and market echo cancellation products for wireline, wireless, satellite, and voice-over-packet networks throughout the world. Our products use a software architecture coupled with one of the latest commercially available digital signal processors to cancel echo and enhance the quality of voice communications. We believe our approach enables us to offer the highest capacity echo cancellation products currently commercially available. The key elements of our echo cancellation solution include:

EFFICIENT ARCHITECTURAL APPROACH. Our dynamic allocation of resource technology is designed to solve the echo problem more efficiently than other solutions, by applying processing power only when and where it is needed. By using our dynamic allocation of resources technology, a single digital processor can monitor multiple channels and dynamically assign the full processor resources to each echo problem as it arises. Using this efficient architectural approach, we can build our echo cancellation products with fewer dedicated processors and fewer memory integrated circuits, which reduces product size and power consumption requirements.

TIME-TO-MARKET ADVANTAGE. Based on an intelligent software algorithm, which is a sophisticated process or set of rules for our software to address an array of voice quality problems, our dynamic allocation of resources approach enables us to utilize off-the-shelf circuits and digital signal processors. Competitive echo cancellation solutions using application specific integrated circuits are more expensive to design, require more development time and are difficult to upgrade. Our approach leverages rapid technological advances in the commercial integrated circuit and digital signal processor industries. As a result, we believe that we are able to deliver high performance products to market with shorter product development cycles and lower investments in capital equipment than alternative solutions.

LOWER TOTAL COST OF OWNERSHIP. Our compact design allows us to offer echo cancellation products with more echo canceling capacity than other commercial suppliers based on a seven-foot industry standard equipment rack located in service providers' central offices or remote facilities. This higher capacity (more echo cancellation capacity per rack) represents cost and space savings for service providers. Our newest generation product also offers more efficient cabling and network equipment installation, saving service providers even more space and installation costs. Our products are designed to allow service providers to remotely download and upgrade software via the Internet without interrupting network service or dispatching a technician to the remote site, which also lowers the cost of ownership. Finally, our products consume less power than other solutions, resulting in greater reliability and additional cost savings for our customers.

REMOTE MONITORING AND SERVICE ASSURANCE. Our real-time monitoring technology, known as reflectometry, allows remote monitoring of real-time performance data. Service providers can use this technology to identify problems remotely and address them proactively. We are also able to assist our customers on-line during this process. As a result, service providers can improve performance levels and monitor voice quality on a consistent basis.

OUR ECHO CANCELLATION PRODUCTS

All of our echo cancellation products are designed to solve echo and other voice quality issues (background noise and voice levels) in wireline, wireless, satellite and packetized networks. Our echo cancellation product family includes software, stand-alone echo cancellers and system echo cancellers. With the acquisition of Telinnovation (see "Business-Acquisitions" below), we now license our echo cancellation software to several voice-over-packet network equipment companies who incorporate this software in their voice gateways and switches. We are also developing echo cancellation modules, boards that can be plugged into voice gateways and switches. Our stand-alone echo cancellers consist of six products. The 18T1 and 18E1 are our third generation echo cancellation products and have been deployed in significant volumes since March 1995. The Quad T1 and Quad E1 products are our fourth generation echo cancellation products and have substantially replaced the sales of our older 18T1 and 18E1 products. Production shipment commenced for our Quad T1 and E1 products in the first quarter of calendar year 1999. The Broadband Echo Cancellation System, or BBEC, is a system-level product that employs the Quad T1. Production shipment of our BBEC began in the second quarter of calendar year 1999.

Our echo cancellation product family shares several common advantages:

HIGHER CAPACITY. We believe our fourth generation echo cancellation products have a minimum of a 50 percent capacity advantage over currently commercially available competitive products.

VOICE QUALITY OF SERVICE SOFTWARE (VQOS) SUITE. VQoS is a new suite of software programs embedded in the firmware of Ditech's echo cancellers. VQoS redefines the classic, one-dimensional echo canceller product. Where the classic echo canceller solved only one key voice quality problem--hybrid echo--VQoS is a suite of software programs that solves several key problems of voice quality, including acoustic echo control, background noise control, and volume control. To provide solutions to the problems addressed by Ditech's VQoS suite, competitors sell add-in hardware boards at several hundred dollars a board. Ditech's VQoS software suite comes bundled with Ditech's fourth generation echo cancellation products for a fraction of the cost of the competing solution.

LOWER POWER CONSUMPTION. We believe our products generally require less power than competitive products as a result of our software-intensive design and use of fewer integrated circuits.

ITU STANDARDS. Our products are fully compliant with current International Telecommunication Union standards. As a member of the International Telecommunications Union, we actively participate in establishing the evolving global standards.

WARRANTY. We offer a five-year warranty on all of our echo cancellation products.

---------------------------------------------------------------------------------------------------------------------------------
PRODUCT               DESCRIPTION                                          FUNCTIONALITY
---------------------------------------------------------------------------------------------------------------------------------
18T1                  Single port echo canceller for use at T1             - A high capacity product that cancels 220 T1 lines
                      (1.544 Mb/s) transmission rate (North                  per seven-foot industry standard equipment rack
                      American markets)                                    - Low power consumption
---------------------------------------------------------------------------------------------------------------------------------
18E1                  Single port echo canceller for use at E1             - A high capacity product that cancels 126 E1 lines
                      (2.048 Mb/s) transmission rate (international          per 2.1 meter international industry standard
                      markets and North American gateway                     equipment rack
                      applications)                                        - Low power consumption
---------------------------------------------------------------------------------------------------------------------------------
Quad T1               Single module including four independent T1          - Minimum of 50% greater capacity to nearest
                      cancellers (North American markets)                    commercially available competitive product
                                                                           - Cancels 480 T1 lines per rack

---------------------------------------------------------------------------------------------------------------------------------
Quad E1               Single module including four independent E1          - Minimum of 50% greater capacity to nearest
                      cancellers (international markets and North            commercially available competitive product
                      American gateway applications)                       - Cancels 480 E1 lines per rack
---------------------------------------------------------------------------------------------------------------------------------
4SA                   Single Quad T1 module (North American markets)       - Designed for small office and network environments
---------------------------------------------------------------------------------------------------------------------------------
Broadband Echo        Broadband echo cancellation system utilizing         - First system level echo cancellation product
Cancellation System   DS3 (45 Mb/s) interfaces to accommodate the          - Uses two DS3s per shelf
(BBEC)                growing adoption of higher speed broadband           - Reduces bulky T1 cabling and installation
                      infrastructures (North American markets)             - Fault tolerant architecture and autonomous alarm
                                                                             reporting via Ethernet to simplify fault isolation
                                                                           - Cancels 336 T1s per rack

---------------------------------------------------------------------------------------------------------------------------------

OUR OPTICAL COMMUNICATIONS PRODUCTS SOLUTION

We design, develop and market a suite of optical communication subsystem products for telecommunications networks. These subsystems include optical amplifiers, an optical telemetry system, wavelength division multiplexers and demultiplexers, transponders and a dense wavelength division multiplexing monitor. We also sell these subsystems as a complete system, which is called the Optical Path Solution. The key characteristics of our optical subsystem products include:

ON-BOARD INTELLIGENCE. Our subsystems include on-board microprocessors and memory chips which allow our products to be deployed in system products more easily and more cost-effectively than competitive solutions.

SOPHISTICATED SOFTWARE. The sophisticated software incorporated into our products allows our subsystems to easily interface with the complex networking and management systems of system-level optical products.

BUILT TO DEMANDING BELLCORE AND ITU STANDARDS. We utilize our many years of experience of building and maintaining telephone equipment in building our optical subsystem products. These products are designed to withstand the environmental effects of temperature and vibration in central offices and remote facilities.

MODULARITY AND SCALABILITY. Our products are modular in nature and adhere to optical communications operating standards. Therefore, our products are interoperable with the optical communications subsystems and systems of other manufacturers. Our products are also scalable, which enables customers to improve their existing optical communications systems, or to expand network capacity, on an as-needed basis.

SUPERIOR OPTICAL AMPLIFIER PERFORMANCE. Our optical amplifiers are based on widely accepted EDFA (erbium doped fiber amplifier) technology, and we believe that our optical amplifiers provide superior performance features that offer consistent amplification and low noise figures, allowing optical signals to travel longer distances without degradation. As a result, our products maintain the quality of the optical signal over longer territorial spans, which reduces the need for additional equipment and intervention by service providers.

REMOTE MONITORING AND MANAGEMENT CAPABILITY. Our products are designed to allow remote monitoring and management. These features enable service providers to remotely monitor and predict service outages in optical networks, which helps to improve reliability and lower the troubleshooting costs involved in on-site monitoring. Our optical telemetry system, also helps facilitate communications between legacy network management software and our products.

OUR OPTICAL COMMUNICATIONS PRODUCTS

Our optical communications subsystems discussed above can be sold as stand-alone products or be incorporated into a complete system. All of these products are commercially available. During fiscal 2000, the principal source of revenue from our optical product line has been our optical amplifiers, which have been shipping since the third quarter of calendar 1996. Our optical products share several common advantages:

PLUG-AND-PLAY SUBSYSTEMS. Our products are built with on-board processing power allowing them to be easily plugged into different system products.

INTEROPERABLE IN MULTI-VENDOR ENVIRONMENTS. Our products and modules are built to industry standards so that they can interoperate with different vendors' facilities and shelving.

IMPROVED TIME-TO-MARKET FOR OEM PARTNERS. Rather than having to incur the time and delays associated with designing and building subsystem products themselves, Ditech's OEM partners can quickly integrate Ditech's subsystems into their system products and more quickly deliver a complete solution to the market.

REMOTE MONITORING AND MANAGEMENT. Our products are designed to function in a sophisticated, remote monitoring and management environment.

WARRANTY.  We offer a five-year warranty on all of our products.

---------------------------------------------------------------------------------------------------------------------------------
PRODUCT                    DESCRIPTION                                       FUNCTIONALITY
---------------------------------------------------------------------------------------------------------------------------------
Optical amplifiers         Complete suite of transmit, line and receive      - Consistent optical amplification and low
                           amplifiers that are based on erbium doped fiber     noise figures, making them suitable for dense
                           amplifier (EDFA) technology                         wavelength division multiplexing applications

                                                                             - Supports higher bandwidth fiber optic channels,
                                                                               allowing service providers to expand bandwidth
                                                                               without upgrading our amplifiers

---------------------------------------------------------------------------------------------------------------------------------
Optical Telemetry System   Optical and element management and facility       - Enables remote management and monitoring
                           monitoring solution that is designed with open      of both our products and legacy network
                           interface architecture                              equipment and facilities
                                                                             - Management and monitoring commands are
                                                                               carried on a supervisory channel in the
                                                                               same fiber as the revenue traffic but
                                                                               using out-of-band wavelengths, thereby
                                                                               not displacing revenue-generating
                                                                               bandwidth

                                                                             - Packaged in a compact module to minimize
                                                                               space requirements
---------------------------------------------------------------------------------------------------------------------------------
WDM Multiplexer And        Four channel solution that combines multiple      - Packaged in a compact module to minimize
Demultiplexer              optical wavelengths onto one fiber. At the far      space requirements
                           end, these same devices function in reverse as    - Accommodates network growth by supporting
                           demultiplexers                                      higher bandwidth fiber optic channels
---------------------------------------------------------------------------------------------------------------------------------
Transponder                Accepts an optical signal from a legacy laser     - Allows legacy non-International
                           source and re-transmits the signal at an industry   Telecommunication Union standards compliant
                           standard compliant optical wavelength suitable for  transmission equipment to be used on WDM
                           transmission on a WDM network                       networks
                                                                             - Packaged in a compact module that is half
                                                                               the size of currently commercially available
                                                                               competing products
---------------------------------------------------------------------------------------------------------------------------------
DWDM                       Measures wavelength amplitude signal-to-noise     - Remotely deployable unit that is
Monitor                    ratio and gain flatness of each optical channel     environmentally tolerant
                           in a multi-wavelength network, allowing service   - Sophisticated real-time monitoring of
                           providers to identify transmission path             each optical signal
                           degradations before they become service-affecting - User definable alarm thresholds
                                                                             - Easy to use graphical user interface
---------------------------------------------------------------------------------------------------------------------------------

CUSTOMERS

ECHO CANCELLATION CUSTOMERS. The principal customers for our stand-alone and system echo cancellation products are wireline, wireless, and cellular service providers. The principal customers for our echo cancellation software and module products are voice gateway and voice switch companies. During fiscal 2000, more than 90 percent of the Company's revenues came from the sale of echo cancellation products. We have more than 85 echo cancellation product customers, including four out of the top five North American long distance companies, which includes WorldCom, Sprint, Qwest Communications, and Teleglobe. Our echo cancellation software and module customers include Cisco, Alcatel and Nortel. While we have increased our echo cancellation customer list by approximately 60 percent in fiscal 2000, revenues from echo cancellation sales remains highly concentrated. In fiscal 2000, our largest customer, Qwest Communications, accounted for 57% of our total company revenue. Our four next largest customers accounted collectively for 20% of our total company revenue.

OPTICAL COMMUNICATIONS SUBSYSTEMS CUSTOMERS. The customers for our optical communications subsystems are primarily network equipment companies, as well as a few service providers. Ditech's principal optical subsystems customer in fiscal 2000 has been Lucent Technologies. Ditech added six new optical customers during fiscal 2000.

BACKLOG. Our backlog on June 1, 2000 was approximately $23.2 million compared with backlog of approximately $5.3 million at June 1, 1999. We include in our backlog only orders confirmed with a purchase order for products to be shipped within 120 days to customers with approved credit status. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

We market our products, both domestically and internationally; geographic information is set forth in Note 10 to the Notes to our Financial Statements included in this Annual Report on Form 10-K. Substantially, all of our revenue to date has been generated domestically.

RESEARCH AND DEVELOPMENT

We have engineering departments dedicated to and focused on developing next generation echo cancellation and optical communications products. Our research and development expenses for fiscal 2000, 1999 and 1998 were approximately $8.6 million, $3.9 million and $2.4 million, respectively. In fiscal 2000, the increase in our research and development expenses was related to both adding new hardware and software engineers and expanding the scope of product development for both echo cancellation and optical communication products. We believe that recruiting and retaining qualified engineering personnel will be essential to our continued success.

MANUFACTURING

We operate as a "virtual" manufacturing organization by relying on contract manufacturers to assemble our echo cancellation and optical communications products. We perform only final test functions for our echo cancellation products and both final assembly and test functions for our optical products. We are ISO 9001 certified and require that our contract manufacturers have ISO 9002 registration as a condition of qualification. Our stringent incoming inspection procedures for critical optical components include analysis and monitoring of the performance characteristics of critical optical components and sub-assemblies. Our raw materials are procured from outside suppliers through our contract manufacturers. In procuring digital signal processors for our echo cancellation products, we and our contract manufacturers rely on Texas Instruments as our sole supplier. Our future success will depend in significant part on our ability to obtain optical and echo cancellation components on time, at reasonable prices, and in sufficient quantities to meet demand.

SALES AND MARKETING

In fiscal 2000, we have substantially expanded our direct sales force and sales engineer force in the United States and internationally, increasing the number of employees in these functions by over 55% from the level at the end of fiscal 1999. We have also expanded our network of value added resellers, distributors, and sales agents that sell our products internationally. We have also entered into several new agreements with original equipment manufacturers (OEMs) for both our echo cancellation and optical communications products and are actively exploring the possibility of entering into others.

In fiscal 2000, we implemented an international public relations program for the first time, complementing our strategy to increase international sales. We also expanded and enhanced our web site marketing program, making this an effective marketing and sales tool. In addition, in fiscal 2000, we designed and built an expanded trade show booth, and we expanded our trade-show participation both domestically and internationally.

In addition, in fiscal 2000 we substantially added to our product verification team whose charter is to ensure that we meet customers' expectations.

ACQUISITIONS

Our strategy is to increase new product development through internal staffing and acquisitions, when these potential acquisitions provide the company with a critical new product and a decided time-to-market advantage. On February 1, 2000, we completed our first acquisition by buying substantially all the assets and hiring of all the key employees of Telinnovation Corporation, a company that specializes in echo cancellation software. With this acquisition, we believe we became the leading software supplier for echo cancellation to the voice-over-packet market. In addition, this acquisition expanded our product offerings so we can provide the best voice enhancement technology to service providers, whether they need software, plug-in modules, stand-alone devices, or system-level echo cancellation.

We will continue to look to acquire companies that meet the criteria defined above. Acquisitions involve numerous risks, which are more fully discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations Further Growth and Operating Results Subject to Risk." As more fully discussed in Note 13 to the Notes to our Financial Statements included elsewhere in the Annual Report, on June 22, 2000, we announced that we had signed a definitive agreement to acquire privately-held Atmosphere Networks, Inc. of Campbell, California. Atmosphere Networks is an emerging provider of optical networking products, enabling carriers to combine various types of traffic (voice, data and video) onto an optical network. The acquisition, which is expected to close by the end of the first fiscal quarter of fiscal 2001, will be accounted for as a purchase.

COMPETITION

The markets for our products are intensely competitive, continually evolving and subject to rapid technological change. We believe that rapid product introductions with price performance advantages are critical competitive factors. We believe we and our products also face competition in the following areas:

     - Product features and enhancements (including improvements in product performance, reliability, size, compatibility and scalability);

     - Cost of ownership (including ease-of-installation and cost of maintenance);

     -    Ease of product deployment and installation; and

     -    Technical support and service.

Although we believe that we currently compete favorably with respect to all of these factors, we may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. We expect that competition in each of our markets will increase in the future.

In the echo cancellation market, our principal competitors are Lucent and Tellabs. Although Alcatel, Ericsson and Nokia can provide echo cancellation in their products and systems, they do not sell echo cancellation products or compete in the open market. In addition, two major voice switch manufacturers, Lucent and Nortel Networks, have announced new voice switches where echo cancellation will be incorporated within their switches. Ditech has an array of echo cancellation products, including software and plug-in modules, which can work within these voice switches, but a widespread acceptance of these new voice switches could present a competitive threat to Ditech if the net result was the elimination of demand for Ditech's echo cancellation products.

Our principal competitors in the optical communications products market fall into two groups, component companies and system companies. Component companies, such as JDS Uniphase, SDL, and Corning make the sub-assemblies such as lasers and splitters that must be built-up into subsystems, which Ditech develops and markets. In the future it is probable that these companies will compete with Ditech in the subsystems market. The principal optical communications systems companies are Ciena, Lucent, Alcatel, and Nortel Networks. These companies market and sell the same type of subsystem products that Ditech develops and markets, as well as incorporating these subsystems in their own system products.

Competitors in any portion of our business are also capable of rapidly becoming our competitors in other portions of our business. Many of our competitors and potential competitors have substantially greater name recognition and technical, financial, marketing, purchasing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at a lower price. We may not be able to compete successfully against our current or future competitors.

Existing and potential customers are also our current and potential competitors. These companies may develop or acquire competitive products or technologies in the future and thereby reduce or cease their purchases from us. In addition, we believe that the size of suppliers will be an increasingly important part of purchasers' decision-making criteria in the future. We may not be able to grow rapidly and therefore compete successfully with our existing or new competitors. In addition, competitive pressures faced by us may result in lower prices for our products, loss of market share, or reduced gross margins, any of which could materially and adversely affect our business, financial condition and result of operations.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

Our success will depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies and processes. Nevertheless, such measures may not be adequate to safeguard the proprietary technology underlying our echo cancellation and optical communications products. In November 1998, we acquired the echo cancellation technology that we previously licensed from Telinnovation. As of April 30, 2000, we had three issued and five U.S. patent applications pending, one of which had been allowed but has not yet issued. These patents expire between 2014 and 2016. No patents may issue as a result of these or future applications. If they do issue, any patent claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents may be challenged, invalidated or circumvented, and any right granted thereunder may not provide meaningful protection to us. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.

We generally enter into confidentiality agreements with our employees and strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the U.S., Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in such countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States. Further, we occasionally incorporate the intellectual property of our customers into our designs, and we have certain obligations with respect to the non-use and non-disclosure of such intellectual property. However, the steps taken by us to prevent misappropriation or infringement of the intellectual property of our company or our customers may not be successful. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Such litigation could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, financial condition and results of operations.

         The telecommunications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights. We may receive in the future notices of claims of infringement of other parties' proprietary rights. We may not prevail in actions alleging infringement of third-party patents. In addition, the invalidity of our patents may be asserted or prosecuted against us. In addition, in a patent or trade secret action, an injunction could issue against us, requiring that we withdraw certain products from the market or necessitating that certain products offered for sale or under development be redesigned. We have also entered into certain indemnification obligations in favor of our customers and strategic partners that could be triggered upon an allegation or finding of our infringement of other parties' proprietary rights. Irrespective of the validity or successful assertion of such claims, we would likely incur significant costs and diversion of our resources with respect to the defense of such claims, which could also have a material adverse effect on our business, financial condition and results of operations. To address any potential claims or actions asserted against us, we may seek to obtain a license under a third party's intellectual property rights. Under such circumstances, a license may not be available on commercially reasonable terms, if at all.

         Substantial inventories of intellectual property are held by a few industry participants, such as Lucent, Nortel Networks and certain major universities and research laboratories. This concentration of intellectual property in the hands of a few major entities also poses certain risks to us in seeking to hire qualified personnel. We have on a few occasions recruited such personnel from such entities. These entities or others may claim the misappropriation or infringement of their intellectual property, particularly when and if employees of these entities leave to work for us. We may not be able to avoid litigation in the future, particularly if new employees join us after having worked for a competing company. Such litigation could be very expensive to defend, regardless of the merits of the claims, and could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

         As of April 30, 2000, we employed 149 persons, 33 of whom were primarily engaged in operations, 50 of whom were engaged in research and development, 48 of whom were engaged in sales, marketing and technical support and 18 of whom were engaged in finance and administration. Our employees are not represented by any collective bargaining agreement, and we have not experienced a work stoppage. We believe our employee relations are good.

                              ITEM 2 - PROPERTIES

Our principal offices and facilities are currently located in one leased building totaling 35,800 square feet in

Mountain View, California. In March 2000, we signed a lease on approximately 26,000 square feet of space in a building adjacent to our headquarters in Mountain View. The lease on this additional space should commence in the first half of fiscal 2001, when the existing tenants vacate the building. The term of the combined leases for the current 35,800 square feet and the new 26,000 square feet expires on June 30, 2006. We believe that the space under the combined leases is adequate to meet our needs for at least the next twelve to eighteen months.

                           ITEM 3 - LEGAL PROCEEDINGS

None.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Ditech's common stock has been quoted on the Nasdaq National Market under the symbol "DITC" since our initial public offering on June 9, 1999. Prior to this time, there was no public market for our stock. The following table shows the high and low closing sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated, and have been adjusted to give retroactive effect our 2-for-1 stock split accounted for as a stock dividend effected in February 2000:


Fiscal 2000                                                      High           Low
-----------                                                      ----           ---
First Quarter (Beginning June 9, 1999)                         $13.13          $6.06
Second Quarter                                                 $45.47          $8.88
Third Quarter                                                  $91.38         $45.25
Fourth Quarter                                                $127.44         $61.50

     We have never paid any cash divideds on our common stock and currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends for the foreseeable future. In addition, our credit agreement with our bank prohibits us from paying dividends without the lender's written consent. At April 30, 2000, there were approximately 130 stockholders of record of Ditech's common stock.

     On February 1, 2000, we acquired: (i) substantially all of the assets of Telinnovation, a California general partnership, Telinnovation Corporation, a California corporation, and Telinnovation Service Corporation, a California corporation, and (ii) all of the assets relating to voice enhancement and echo cancellation technology from Richard Hardy, an individual. The Telinnovation entities and Mr. Hardy received in exchange for the assets an aggregate total of one million two hundred thousand (1,200,000) shares of our common stock (after giving retroactive effect for our 2-for-1 stock split accounted for as a stock dividend effected in February 2000). The common stock was issued in reliance on Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933, as amended. Each of the Telinnovation entites represented that they were an accredited investor, and Mr. Hardy was represented by a purchaser representative.

                        ITEM 6 - SELECTED FINANCIAL DATA

         The statement of operations data for each of the three years ended April 30, 2000, and the balance sheet data as of April 30, 1999 and 2000, have been derived from the audited financial statements of Ditech included elsewhere in this Annual Report on Form 10-K that have been audited by PricewaterhouseCoopers LLP, independent accountants. The statement of operations data for the years ended April 30, 1996 and 1997 and the balance sheet data as of April 30, 1998 and 1997, have been derived from audited financial statements not included in this Annual Report on Form 10-K. The balance sheet data as of April 30, 1996 has been derived from the unaudited financial statements of Ditech not included in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with the financial statements of Ditech, including the notes thereto, and with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                                  YEARS ENDED APRIL 30,
                                                            ----------------------------------------------------------------
                                                              1996          1997          1998          1999          2000
                                                            --------      --------      --------      --------      --------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue ...............................................     $ 14,354      $ 14,066      $ 12,326      $ 25,364      $116,946
Cost of goods sold ....................................        7,164         6,790         5,651        11,858        34,913
                                                            --------      --------      --------      --------      --------
    Gross profit ......................................        7,190         7,276         6,675        13,506        82,033
                                                            --------      --------      --------      --------      --------
Operating Expenses:
    Sales and marketing ...............................        1,041         1,521         2,405         5,759         9,411
    Research and development ..........................        1,040         1,072         2,367         3,860         8,559
    General and administrative ........................          536           714         1,279         2,399         4,296
    Purchased research and development ................         --            --            --            --           8,684
    Amortization of goodwill and purchased technology .         --            --            --            --           1,860
                                                            --------      --------      --------      --------      --------
        Total operating expenses ......................        2,617         3,307         6,051        12,018        32,810
                                                            --------      --------      --------      --------      --------
Income from operations ................................        4,573         3,969           624         1,488        49,223
Other income (expense), net ...........................           (5)         (104)         (593)         (500)        1,545
                                                            --------      --------      --------      --------      --------
Income from continuing operations before income taxes .        4,568         3,865            31           988        50,768
Provision for income taxes ............................        1,776         1,522            24           413        20,765
                                                            --------      --------      --------      --------      --------
Income from continuing operations .....................        2,792         2,343             7           575        30,003
Discontinued operations:
    Loss from operations (1) ..........................       (1,413)       (2,751)         --            --            --
    Gain on disposal (1) ..............................         --           2,843          --            --            --
                                                            --------      --------      --------      --------      --------
Net income ............................................        1,379         2,435             7           575        30,003
Accretion of mandatorily redeemable preferred stock to
    redemption value (2) ..............................         --             187         1,374         1,497            99
                                                            --------      --------      --------      --------      --------
Net income (loss) attributable to common
    stockholders (3) ..................................     $  1,379      $  2,248      $ (1,367)     $   (922)     $ 29,904
                                                            ========      ========      ========      ========      ========
Per share data (2) (4)
    Basic

        Income (loss) from continuing operations ......     $   0.05      $   0.05      $  (0.22)     $  (0.13)     $   1.27
        Discontinued operations .......................        (0.03)         --            --            --            --
                                                            --------      --------      --------      --------      --------
        Net income (loss) per share attributate to
           common stockholders ........................     $   0.02      $   0.05      $  (0.22)     $  (0.13)     $   1.27
                                                            ========      ========      ========      ========      ========
    Diluted (3)
        Income (loss) from continuing operations ......     $   0.05      $   0.05      $  (0.22)     $  (0.13)     $   1.11
        Discontinued operations .......................        (0.03)         --            --            --            --
                                                            --------      --------      --------      --------      --------
        Net income (loss) per share attributate to
           common stockholders ........................     $   0.02      $   0.05      $  (0.22)     $  (0.13)     $   1.11
                                                            ========      ========      ========      ========      ========
Number of shares used in per share calculations (2) (4)
    Basic .............................................       55,806        49,544         6,122         7,132        23,505
                                                            ========      ========      ========      ========      ========
    Diluted ...........................................       56,542        50,448         6,122         7,132        27,016
                                                            ========      ========      ========      ========      ========

                             SELECTED FINANCIAL DATA

                                                                   APRIL 30,
                                          ------------------------------------------------------------
                                           1996         1997          1998         1999         2000
                                           ----         ----          ----         ----         ----
                                        (UNAUDITED)
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ..........     $    531     $  4,199      $  3,433      $  3,114      $ 88,616
Total assets .......................       11,075       17,508        17,274        14,330       165,152
Long-term debt .....................         --          7,875         7,410         6,264            21
Redeemable preferred stock .........         --         29,747        31,122        25,258          --
Total stockholders' equity (deficit)        8,172      (22,768)      (24,057)      (23,343)      153,573

------------------------

(1) In March 1997, we sold, in their entirety, both operating entities of Automated Call Processing and Globe Wireless. Automated Call Processing represented the call processing segment of our business and Globe Wireless represented the wireless marine communications segment. These segments were reported as discontinued operations in our fiscal 1996 and 1997 financial statements.

(2) The reduction in earnings per share due to accretion for redeemable preferred stock ceased after our first quarter of fiscal 2000 because the Series A preferred stock was redeemed and the Series B preferred stock was converted to common stock in June 1999, upon completion of our initial public offering. See Note 2 of notes to the financial statements included elsewhere in this Annual Report on Form 10-K.

(3) Net income and net income per share for fiscal 2000 include purchased research and development expense of $8.7 million, amortization of goodwill and purchased technology of $1.9 million and amortization of stock compensation of $1.9 million associated with our acquisition of Telinnovation. Pro forma net income and diluted net income per share, excluding these non-cash acquisition related costs net of tax, would have been $37.3 million and $1.38, respectively.

(4) All share and per share data presented has been revised to reflect the impact of the two-for-one stock split which was effective on February 16, 2000.

           ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND OUR FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE DISCUSSION IN THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. IN FEBRUARY 2000, WE EFFECTED A 2-FOR-1 SPLIT OF OUR COMMON STOCK AND ALL SHARE AND PER SHARE DATA HAVE BEEN REVISED ACCORDINGLY.

OVERVIEW

     Ditech designs, develops and markets equipment used in building and expanding telecommunications networks. Our products fall into two categories, echo cancellation equipment and equipment that enables and facilitates communications over fiber optic networks. To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. We began sales of our fourth generation echo cancellation products in first calendar quarter of 1999. We began sales of our first optical communications product in September 1996.

     In April 1999, we reincorporated in Delaware. Shortly after the reincorporation, all of our Series B preferred stock converted to common stock, we effected a 2-for-3 reverse split of our common stock, we redeemed our Series A preferred stock for cash and we redeemed our Series C preferred stock in exchange for shares of preferred stock of Globe Wireless that we held. In February 2000, we effected a 2-for-1 stock split. Financial information for prior periods have been restated to reflect the reincorporation and stock splits.

     In November 1998, we acquired the echo cancellation technology that we previously licensed from Telinnovation. We acquired this technology for a total purchase price of 333,332 shares of our common stock and $2.96 million, the cash portion of which was paid upon the consummation of our offering in June 1999. We paid royalties to Telinnovation on the sales of our products incorporating this technology until the $2.96 million cash portion of the purchase price was paid from the proceeds of our initial public offering. We will amortize the purchased technology over a period of five years.

     On February 1, 2000, we completed our acquisition of substantially all of the assets of Telinnovation in exchange for a total of 1,200,000 shares of common stock. The acquisition is being accounted for as a purchase. The total value of the acquisition of approximately $69 million is being accounted for in three discrete components. The first, approximately $9 million related to purchased research and development which was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill which was capitalized and will be amortized to expense over its estimated life of 5 years. The remaining $23 million relates to restricted shares, the cost of which was recorded as deferred stock compensation and will be charged to expense over the three year vesting period of the shares, assuming the holders of the restricted shares remain in our employ during the vesting period.

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

         To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. In fiscal 1998, fiscal 1999 and fiscal 2000, we derived approximately 94.1%, 93.7% and 91.8%, respectively, of our revenue from the sale of our echo cancellation products. We expect that a substantial majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

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

         Historically the majority of our sales have been to customers in the U.S. These customers accounted for approximately 88% of our revenue in fiscal 2000, approximately 86% of our revenue in fiscal 1999 and approximately 93% in fiscal 1998. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, substantially all of our international sales have been export sales and denominated in U.S. dollars.

         Our revenue historically has come from a small number of customers. Our five largest customers accounted for over 75% of our revenue in fiscal 2000, over 65% of our revenue in fiscal 1999 and over 75% of our revenue in fiscal 1998. Qwest/LCI accounted for 57% of our revenue in fiscal 2000, 42% of our revenue in fiscal 1999 and in fiscal 1998. Our four next largest customers accounted collectively for 20% of our revenue in fiscal 2000, 23% of our revenue in fiscal 1999 and 38% of our revenue in fiscal 1998.

         We entered into an agreement to license certain of our optical technology to Antec Corporation for $1.9 million payable in fiscal 2000, all of which was recognized in the second quarter of fiscal 2000, plus per unit royalties.

RESULTS OF OPERATIONS

         The following table sets forth certain items from our statements of operations as a percentage of revenue for the periods indicated:

                                                                         YEARS ENDED APRIL 30,
                                                               -------------------------------------------
                                                                   1998           1999           2000
                                                               -------------  -------------  -------------
Revenue                                                           100.0%         100.0%         100.0%
Cost of goods sold..........................................       45.8           46.8           29.9
                                                               -------------  -------------  -------------
   Gross profit.............................................       54.2           53.2           70.1
                                                               -------------  -------------  -------------
Operating expenses:
   Sales and marketing......................................       19.5           22.7           8.0
   Research and development.................................       19.2           15.2           7.3
   General and administrative...............................       10.4           9.5            3.7
   Purchased research and development ......................       --             --             7.4
   Amortization of goodwill and purchased
      technology ...........................................       --             --             1.6
                                                               -------------  -------------  -------------
      Total operating expenses..............................       49.1           47.4           28.0
Income from operations......................................       5.1            5.8            42.1
Other income (expense), net.................................      (4.8)          (2.0)           1.3
                                                               -------------  -------------  -------------
   Income before income taxes...............................       0.3            3.8            43.4
   Provisions for income taxes..............................       0.2            1.6            17.8
                                                               -------------  -------------  -------------
   Net Income ..............................................       0.1            2.2            25.6
                                                               =============  =============  =============

FISCAL YEARS ENDED, APRIL 30, 2000 AND 1999

         REVENUE. Revenue increased to $116.9 million in fiscal 2000 from $25.4 million in fiscal 1999. The primary reason for this increase was market acceptance and sales of our fourth generation echo cancellation products offset in part by decreased unit sales of our third generation echo cancellation products. We believe that the growth generated by the acceptance of our fourth generation echo cancellers was due in large part to our leadership position in product density and ease of deployment. Additionally, we experienced strong growth in the sale of optical amplifiers. By the end of fiscal 2000, sales of our third generation echo cancellers had become an insignificant portion of our overall echo business, and we believe that they will continue to be an insignificant portion of our overall echo business as customers continue to migrate to our fourth generation echo cancellers.

         COST OF GOODS SOLD. Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, and the cost of purchased technology incorporated into our products. Cost of goods sold increased to $34.9 million in fiscal 2000 from $11.9 million in fiscal 1999. The primary reason for the increase was costs associated with the increased unit sales of our fourth generation echo cancellation products.

         GROSS PROFIT. Gross profit increased to 70.1% in fiscal 2000 from 53.2% in fiscal 1999. The primary factor causing this increase in gross margin was the mix of products sold during fiscal 2000, principally our fourth general echo cancellers. In addition, gross profit was favorably impacted by the reduction in product royalties as a result of completing the acquisition of our core echo cancellation technology subsequent to our initial public offering in June 1999 and continued economies of scale realized by us from our outside manufacturing strategy.

         SALES AND MARKETING. Sales and marketing expenses primarily consist of personnel costs including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Sales and marketing expenses increased to $9.4 million in fiscal 2000 from $5.8 million in fiscal 1999. The primary cause for the increase was increases in personnel and related costs, including travel, to support expansion of our customer service functions and marketing efforts of our products both domestically and internationally, including the formation of new direct and OEM channels partnerships. We plan to continue to increase our expenditures in sales and marketing both in real terms and as a percentage of sales in order to broaden distribution of our products both domestically and internationally.

         RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of personnel costs, contract consultants, and equipment and supplies used in the development of echo cancellation and optical communications products. Research and development expense increased to $8.6 million in fiscal 2000 from $3.9 million in fiscal 1999. The increase is primarily related to increased personnel and related costs and increased materials and consulting costs associated with both our echo cancellation products and optical communications products. In addition, research and development spending increased due to the inclusion of a full quarter of stock compensation attributable to the acquisition of Telinnovation ($1.9 million), which closed on February 1, 2000. We expect that this level of stock compensation will continue on a quarterly basis over the three-year vesting period of these restricted stock grants. We expect research and development expenses to continue to grow in future periods, both in real terms and as a percentage of sales, as we enhance current products and develop new products.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of personnel costs for corporate officers and finance personnel, and legal, accounting and consulting costs. General and administrative expenses increased to $4.3 million in fiscal 2000 from $2.4 million in fiscal 1999. The increase was primarily due to amortization of deferred compensation in connection with stock options granted in fiscal 1999, increased legal, accounting and reporting costs and insurance premiums for directors and officers insurance as a result of becoming a public company and increased legal costs associated with an arbitration matter which was resolved in our favor. General and administrative costs also increased due to incremental bad debt provisions in fiscal 2000 attributable to growth in our accounts receivable. We expect general and administrative expenses to increase as a result of the additional reporting requirements and expenses incurred as a public company and increased infrastructure costs as we continue to expand our business.

         PURCHASED RESEARCH AND DEVELOPMENT. In fiscal 2000 we charged a total of $8.7 million for purchased research and development. This research and development was acquired as part of the acquisition of Telinnovation. The amount allocated to purchased research and development was determined through established valuation techniques as detailed in Note 3 to the financial statements.

         It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of our control such as a change in the market for the resulting developed products. In addition, at such time that the project is completed it is reasonably possible that the completed products do not receive market acceptance or that we are unable to produce and market the products cost effectively.

         AMORTIZATION OF GOODWILL AND PURCHASED TECHNOLOGY. In fiscal 2000 we amortized a total of $1.9 million for goodwill and purchased technology. This was acquired as part of the acquisition of Telinnovation. The basis for the allocation and expected amortization period is detailed in Note 3 to the financial statements.

         OTHER INCOME (EXPENSE). Other income (expense) consists of interest expense attributable to our outstanding debt and capital leases, offset by interest income on our invested cash and cash equivalents balances. Other income increased to $1.5 million in fiscal 2000 from an expense of $500,000 in fiscal 1999. The improvement was primarily attributable to increased interest income on funds invested from our public offerings and reduction in interest expense due to the retirement of our outstanding debt in the first quarter of fiscal 2000. We expect that other income will continue to increase due to higher average cash balances and our reduction of debt in fiscal 2000.

         INCOME TAXES. Income taxes consist of federal and state income taxes. The effective tax rate in fiscal 2000 was 41% as compared to 42% in fiscal 1999. The reason for the lower tax rate in fiscal 2000 was due to the tax benefit of our surplus cash being invested in short-term tax exempt municipal bonds offset in part by the existence of certain nondeductible expenses, primarily amortization of deferred compensation in connection with stock options previously granted. We expect that our ongoing effective tax rate should remain at approximately 41%.

FISCAL YEARS ENDED APRIL 30, 1999 AND 1998

         REVENUE. Revenue increased to $25.4 million in fiscal 1999 from $12.3 million in fiscal 1998. The primary reason for this increase was increased unit sales of our third generation echo cancellation products and initial sales of our fourth generation echo cancellation products. We believe that this increase in unit sales is in part due to increased sales and marketing efforts made possible by the increase in the number of sales and marketing personnel in the second half of fiscal 1998.

         COST OF GOODS SOLD. Cost of goods sold increased to $11.9 million in fiscal 1999 from $5.7 million in fiscal 1998. The primary reason for the increase was costs associated with increased unit sales of our third generation echo cancellation products and initial sales of our fourth generation echo cancellation products.

         GROSS PROFIT. Gross profit decreased to 53.2% in fiscal 1999 from 54.2% in fiscal 1998. The primary factor causing this decline in gross profit was the increase in royalties payable to Telinnovation.

         SALES AND MARKETING. Sales and marketing expenses increased to $5.8 million in fiscal 1999 from $2.4 million in fiscal 1998. The primary cause for the increase was increased expenditures associated with additional sales and marketing personnel both domestically and internationally. The average number of sales and marketing personnel in fiscal 1999 approximately doubled as compared to fiscal 1998. This increase in sales and marketing personnel also resulted in a corresponding increase in personnel related costs such as travel and accommodations.

         RESEARCH AND DEVELOPMENT. Research and development expense increased to $3.9 million in fiscal 1999 from $2.4 million in fiscal 1998. The increase was primarily caused by increased personnel and supplies needed to support both echo cancellation and optical communications product development, including our fourth generation echo cancellation, optical telemetry and wavelength division multiplexing products.

         GENERAL AND ADMINISTRATIVE. General and administrative expense increased to $2.4 million in fiscal 1999 from $1.3 million in fiscal 1998. The increase was primarily due to increased personnel costs to support the increased level of operations and increased legal costs associated with increased contract negotiations and an arbitration matter, which was resolved in our favor in fiscal 2000. General and administrative expenses also increased due to consulting costs associated with the relocation to our new headquarters and implementation of our new financial accounting system.

         OTHER INCOME (EXPENSE). Other expense decreased to $500,000 in fiscal 1999 from $593,000 in fiscal 1998. The decrease was primarily attributable to reduced interest costs dude to a decline in the average level of debt outstanding during fiscal 1999 and increased interest income due to increased invested cash balances.

         INCOME TAXES. The effective tax rate in fiscal 1999 was 42% as compared to 77% in fiscal 1998. The reason for the higher tax rate in 1998 was due to the existence of certain nondeductible expenses and the limited amount of pretax profits.

STOCK-BASED COMPENSATION

         As part of our acquisition of Telinnovation, we issued 400,000 shares of restricted common stock to the key engineers of Telinnovation. As a result of these shares being issued, we recorded deferred compensation of $23 million, which is being amortized to expense over the three-year vesting period of the shares. The resulting annual charge to expense of $7.7 million will be included in research and development expense.

         With respect to certain stock option grants in fiscal 1999, we recorded deferred compensation of $1,320,000 as of April 30, 1999. We amortized approximately $91,000 of the deferred compensation in fiscal 1999, $330,000 in fiscal 2000, and will amortize the remainder over the corresponding vesting period of the stock options. See Note 8 of notes to financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We do not believe this will have a material effect on our operations or financial position. Implementation of this standard is effective for fiscal years beginning after June 15, 2000.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has deferred the implementation date of SAB 101. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. We do not expect the adoption of SAB 101 to have a material effect on our operations or financial position.

         In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44) for certain transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. We do not expect that the adoption of the provisions will have a material effect on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

         Operating activities used $102,000 of cash in fiscal 1998, primarily due to the limited amount of profit for the year, increases in inventories and reductions in accounts payable and accrued liabilities including royalties payable, partially offset by a reduction of income taxes receivable. In fiscal 1999 we generated $715,000 in cash from operations, primarily due to increased operating profits, increases in accounts payable, income taxes payable and deferred revenue, partially offset by an increase in inventories, accounts receivable and other current assets. In fiscal 2000 we generated $34.3 million in cash from operations, primarily due to increased operating profits, increases in accounts payable, accrued expenses and deferred revenue, partially offset by an increase in accounts receivable, inventories and other current assets.

         Investing activities used $602,000 in cash in fiscal 1998, $1.3 million in cash in fiscal 1999 and $5.3 million in fiscal 2000. These amounts primarily represented purchases of property and equipment, costs associated with the initial public offering in fiscal 1999, and the purchase of our echo technology from Telinnovation in the first quarter of fiscal 2000.

         Financing activities used $62,000 in cash in fiscal 1998, consisting of repayment on term debt partially offset by proceeds from the exercise of stock options. In fiscal 1999 we generated $298,000 of cash from financing, primarily from the exercise of stock options partially offset by the principal repayments on the term debt and capital leases. In fiscal 2000 we generated $56.5 million of cash from financing, primarily from the net proceeds from our initial public offering in June 1999 and our secondary offering in October 1999, partially offset by the application of the net proceeds from our initial public offering and principal payments on our capital leases. The application of the net proceeds from our initial public offering that reduced cash from financing is as follows.

     Net proceeds ........................................................ $34.4 million
        Less:

           Redemption of Series A Preferred Stock ........................  19.7 million
           Retirement of long term debt ..................................   7.3 million
                                                                           -------------
     Remaining after application of net proceeds ......................... $ 7.4 million
                                                                           =============

         As of April 30, 2000, we had cash and cash equivalents of $88.6 million as compared to $3.1 million at April 30, 1999, primarily as a result of the receipt and application of the net proceeds from our initial public offering and secondary offering as well as cash generated by ongoing operations. In addition, we have a line of credit with the ability to borrow the lesser of $3.0 million or 80% of qualified accounts receivable. At April 30, 2000, borrowings of $3.0 million were available and no borrowings were outstanding. We have begun discussions with the bank to renew the line of credit which is due to expire on August 20, 2000.

         We have no material commitments other than obligations under operating leases, particularly our facility lease. See Note 6 of notes to financial statements.

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

         We believe that we will be able to satisfy our cash requirements for at least the next twelve months from our existing cash, cash flow from operations and our bank line of credit.

IMPACT OF EUROPEAN MONETARY CONVERSION

         We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union (EMU). One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. During the next three years, business in the EMU member states will be conducted in both the existing national currency, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handing these currencies, including the euro.

         We are still assessing the impact that the conversion to the euro will have on our internal systems, the sale of our products, and the European and global economies. To date we have experienced limited sales activities in the European economies, substantially all of which have been in U.S. dollars. Based on our assessments to date, we believe our systems should be able to accommodate the conversion to the euro and we do not expect there will be any material costs to address this issue.

FUTURE GROWTH AND OPERATING RESULTS SUBJECT TO RISK

         Our business and the value of our stock are subject to a number of risks, which are set out below. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected, which would likely have a corresponding impact on our common stock. These risk factors should be carefully reviewed.

         WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

         Our revenue historically has come from a small number of customers. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company. If this happens, our revenue and business would be materially and adversely affected. Our five largest customers accounted for over 75% of our revenue in fiscal 2000, over 65% of our revenue in fiscal 1999 and over 75% of our revenue in fiscal 1998. Qwest/LCI accounted for 57% of our revenue in fiscal 2000, and 42% of our revenue in fiscal 1999 and in fiscal 1998. Our four next largest customers accounted collectively for 20% of our revenue in fiscal 2000, 23% of our revenue in fiscal 1999 and 38% of our revenue in fiscal 1998. As an example of this risk, MCI accounted for $7.6 million, or more than 50%, of our revenue in fiscal 1997, but only $1.4 million, or approximately 11%, of our revenue in fiscal 1998. This reduction began shortly before the acquisition of MCI by Worldcom.

         OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND WE ANTICIPATE THAT THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

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

     - delays outside of our control in the installation of product for our customers;

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

         WE ANTICIPATE THAT AVERAGE SELLING PRICES FOR OUR PRODUCTS WILL DECLINE IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY.

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

         IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE OUR NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE.

         We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce our new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. Our ability to maintain and increase revenue in the future will depend primarily on:

     -    continued acceptance of our Broadband Echo Cancellation System;

     - our successful introduction of a next generation echo cancellation system; and

     -    our successful introduction and sale of our new optical amplifiers.

         However, we may not be able to successfully produce or market our new products in commercial quantities, complete product development when anticipated, or increase sales. These risks are of particular concern when a new generation product is introduced. As a result, while we believe we will achieve our product introduction dates, they may be delayed. Prior to fiscal 2000, sales of our 18T1 and 18E1 echo cancellation products accounted for the vast majority of our revenue. However, in fiscal 2000 sales of our fourth generation echo cancellers and our broadband system have generated the majority of our revenue growth. Shipments of our optical amplifiers began in the third quarter of calendar 1996 and accounted for substantially all of our revenue for optical communications products to date. In the past, we experienced an unforeseen delay in the development of one of our products due to the need to design around a part that did not function as anticipated and also when the first version of one of our optical communications products did not fully meet customer requirements. We have in the past experienced, and in the future may experience, similar unforeseen delays in the development of our new products. We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new echo cancellation and optical communications products. We may not be able to address evolving demands in these markets in a timely or effective way. Even if we do, customers in these markets may purchase or otherwise implement competing products.

         CUSTOMERS MAY DELAY ORDERS FOR OUR EXISTING PRODUCTS IN ANTICIPATION OF NEW PRODUCTS WHICH WOULD DECREASE OUR REVENUES. Our customers may delay orders for our existing products in anticipation of the release of our or our competitors' new products. Further, if our or our competitors' new products substantially replace the functionality of our existing products, our existing products may become obsolete, and we could be forced to sell them at reduced prices or even at a loss.

         IF WE ARE NOT ABLE TO DEVELOP SUBSTANTIAL REVENUE FROM SALES OF OUR OPTICAL COMMUNICATIONS PRODUCTS, OUR ABILITY TO GROW OUR BUSINESS MAY BE SUBSTANTIALLY IMPAIRED.

         To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. If we are not able to develop substantial revenue from sales of our optical communications products, our ability to grow our business may be substantially impaired. In fiscal 1998, 1999 and 2000, we derived approximately 94.1%, 93.7% and 91.8%, respectively, of our revenue from the sale of our echo cancellation products. We expect that a substantial majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

         To date, the vast majority of our optical revenue has come from a few customers, one of whom is located in the Far East. Due to our dependence on such a small number of optical customers at this time and the political and economic volatility in certain parts of the Far East, our optical revenue could be subject to abrupt and unanticipated changes in demand. Until we can diversify our optical revenue stream, both in terms of customer and geographic mix, we may experience unexpected adverse swings in optical revenue from quarter to quarter.

         WE FACE INTENSE COMPETITION, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES OF OUR PRODUCTS.

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

         Most of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we do. Such competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we will. For more information on the competition we face, see "Item 1 - Business-Competition."

         IF WE DO NOT RETAIN KEY TELINNOVATION PERSONNEL, WE MAY NOT BE ABLE TO REALIZE THE BENEFITS WE EXPECT FROM OUR ACQUISITION OF TELINNOVATION.

         On February 1, 2000, we completed the acquisition of Telinnovation. We believe this acquisition provides us with expanded opportunities in the newly developing voice over the internet and packet based markets where echo cancellation will be an important issue. However, our ability to successfully execute in these new markets is greatly dependent on our ability to retain the key personnel from Telinnovation. Although a significant portion of the purchase price was directly linked to continued employment over a three year period, there is no guarantee that these key employees will remain in our employment until after we have successfully penetrated these markets.

         IF WE DO NOT REDUCE MANUFACTURING COSTS OF OUR PRODUCTS TO RESPOND TO ANTICIPATED DECREASING AVERAGE SELLING PRICES, OUR ABILITY TO GENERATE PROFITS COULD BE ADVERSELY AFFECTED.

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

         WE RELY ON A LIMITED SOURCE OF MANUFACTURING. Manufacturing of our echo cancellation products and the electronic printed circuit board assemblies for our optical communications products is currently outsourced to three contract manufacturers. Until we are able to establish additional manufacturing relationships, we may not be able to successfully reduce manufacturing costs. In addition, if we or these contract manufacturers terminate any of these relationships, or if we otherwise establish new relationships, we may encounter problems in the transition of manufacturing to another contract manufacturer, which could temporarily increase our manufacturing costs and cause product delays.

         WE HAVE NO COMMERCIAL MANUFACTURING EXPERIENCE WITH OUR NEW PRODUCTS. To date we have manufactured our newer optical communications products in our facilities but not in commercial quantities. We will need to outsource the manufacturing of these products once we begin to commercially manufacture them. We may experience delays and other problems during the transition to outsourcing the manufacture of these products.

         WE OPERATE IN AN INDUSTRY EXPERIENCING RAPID TECHNOLOGICAL CHANGE, WHICH MAY MAKE OUR PRODUCTS OBSOLETE.

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

         IF EMERGING COMPETITIVE SERVICE PROVIDERS AND THE TELECOMMUNICATIONS INDUSTRY AS A WHOLE EXPERIENCE A DOWNTURN OR REDUCTION IN GROWTH RATE, THE DEMAND FOR OUR PRODUCTS WILL DECREASE, WHICH WILL ADVERSELY AFFECT OUR BUSINESS.

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

         SOME OF THE KEY COMPONENTS USED IN OUR PRODUCTS ARE CURRENTLY AVAILABLE ONLY FROM SOLE SOURCES, THE LOSS OF WHICH COULD DELAY PRODUCT SHIPMENTS.

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

         OUR BUSINESS IS GROWING, WHICH IS DIVERTING OUR MANAGEMENT'S ATTENTION FROM THE DAY TO DAY OPERATIONS OF OUR BUSINESS AND MAY REDUCE OUR ABILITY TO FOCUS ON FUTURE BUSINESS OPPORTUNITIES.

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

         WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS.

         Historically, we have sold mostly to customers in North America. We are currently implementing our plans to expand our international presence, which will require additional hiring of personnel for the overseas market and other expenditures. Our planned expansion overseas may not be successful. As we expand our sales focus further into international markets, we will face additional and complex issues that we may not have faced before, such as addressing currency fluctuations, manufacturing overseas and import/export controls, which will put additional strain on our management personnel. In the past, substantially all of our international sales have been denominated in U.S. dollars, however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies. The number of installations we will be responsible for is likely to increase as a result of our continued international expansion. In the past, we have experienced difficulties installing one of our echo cancellation products overseas. In addition, we may not be able to establish more relationships with original equipment manufacturers. If we do not, our ability to increase sales could be materially impaired.

         IF WE LOSE THE SERVICES OF ANY MEMBER OF OUR SENIOR MANAGEMENT OR KEY TECHNICAL PERSONNEL, OR ARE UNABLE TO RETAIN OR ATTRACT ADDITIONAL TECHNICAL PERSONNEL, OUR ABILITY TO CONDUCT AND EXPAND OUR BUSINESS WILL BE IMPAIRED.

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

         OUR ABILITY TO COMPETE SUCCESSFULLY WILL DEPEND, IN PART, ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WE MAY NOT BE ABLE TO PROTECT.

         We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, such measures may not be adequate to safeguard the technology underlying our echo cancellation and optical communications products. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for any such breach. In addition, we may not be able to effectively protect our intellectual property rights in certain countries. We may, for a variety of reasons, decide not to file for patent, copyright or trademark protection outside of the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights.

         OUR PRODUCTS EMPLOY TECHNOLOGY THAT MAY INFRINGE ON THE PROPRIETARY RIGHTS OF THIRD PARTIES, WHICH MAY EXPOSE US TO LITIGATION.

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

         ACQUISITIONS AND INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

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

      ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not engage in any foreign currency hedging transactions, and therefore do not believe we are subject to exchange rate risk. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We maintain our invested cash and cash equivalent portfolio holdings in various short-term securities. Because of the short-term duration of the financial instruments held, we do not believe that our financial instruments are materially sensitive to changes in interest rates. Our cash and cash equivalents as of April 30, 2000 of $88.6 million all have maturities of 35 days or less and bear an average interest rate of 4.2%. The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these instruments.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        DITECH COMMUNICATIONS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                   ----
Report of Independent Accountants .............................................     30
Balance Sheets ................................................................     31
Statements of Operations ......................................................     32
Statements of Stockholders' Equity (Deficit) ..................................     33
Statements of Cash Flows ......................................................     34
Notes to Financial Statements .................................................     35

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ditech Communications Corporation:

         In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Ditech Communications Corporation at April 30, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
May 24, 2000
San Jose, California

                        DITECH COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            APRIL 30,
                                                                               ------------------------------------
                                                                                    1999                2000
                                                                               ----------------    ----------------
                                   ASSETS
Current assets:
    Cash and cash equivalents ............................................              $3,114             $88,616
    Accounts  receivable,  net of allowance for doubtful accounts of $100 and
     $400 at April 30, 1999 and 2000, respectively .......................               3,068              20,349
    Inventories ..........................................................               4,606               6,596
    Deferred income taxes ................................................                 575               1,839
    Other current assets .................................................                  88                 352
    Income taxes receivable ..............................................                  --               1,412
                                                                               ----------------    ----------------
        Total current assets .............................................              11,451             119,164
Property and equipment, net ..............................................               1,538               2,680
Purchased technology, net ................................................                  --              24,617
Goodwill, net ............................................................                  --              10,790
Deferred income taxes ....................................................                  --               4,703
Other assets .............................................................               1,341               3,198
                                                                               ----------------    ----------------
        Total assets .....................................................             $14,330            $165,152
                                                                               ================    ================
                                 LIABILITIES

Current liabilities:
    Accounts payable .....................................................              $2,559              $5,201
    Note payable, current portion ........................................               1,125                  --
    Accrued expenses .....................................................               1,454               4,228
    Deferred revenue .....................................................                 531               2,074
    Income taxes payable .................................................                 417                  --
    Obligations under capital lease, current portion .....................                  61                  55
                                                                               ----------------    ----------------
        Total current liabilities ........................................               6,147              11,558
Deferred income taxes ....................................................                   4                  --
Note payable, net of current portion .....................................               6,188                  --
Obligations under capital lease, net of current portion ..................                  76                  21
                                                                               ----------------    ----------------
        Total liabilities ................................................              12,415              11,579
                                                                               ----------------    ----------------
Commitments and contingencies (Note 6)
Redeemable preferred stock:
    Series A preferred  stock,  $0.001 par value,  17,250 shares  authorized,
     issued and outstanding at April 30, 1999, no shares at April 30, 2000              19,241                  --
    Series B  convertible  preferred  stock,  $0.001 par value,  6,260 shares authorized  issued and outstanding at April 30, 1999, no shares at April
     30, 2000.............................................................               6,017                  --
                                                                               ----------------    ----------------
        Total redeemable preferred stock .................................              25,258                  --
                                                                               ----------------    ----------------
                       STOCKHOLDERS' EQUITY (DEFICIT)

Common  stock,  $0.001  par value:  50,000  shares  authorized  and 9,188 and
   28,274 shares issued and outstanding at April 30, 1999 and 2000 .......                   9                  28
Deferred stock compensation ..............................................              (1,229)            (21,937)
Additional paid in capital ...............................................               3,081             171,119
Retained earnings/(accumulated deficit) ..................................             (25,204)              4,363
                                                                               ----------------    ----------------
        Total stockholders' equity (deficit) .............................             (23,343)            153,573
                                                                               ----------------    ----------------
    Total liabilities,  redeemable  preferred stock and stockholders'  equity
     (deficit) ...........................................................             $14,330            $165,152
                                                                               ================    ================

    The accompanying notes are an integral part of these financial statements

                        DITECH COMMUNICATIONS CORPORATION

                            STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEARS ENDED APRIL 30,
                                                          ------------------------------------
                                                            1998          1999          2000
                                                          --------      --------      --------
Revenue .............................................     $ 12,326      $ 25,364      $116,946
Cost of goods sold ..................................        5,651        11,858        34,913
                                                          --------      --------      --------
    Gross profit ....................................        6,675        13,506        82,033
                                                          --------      --------      --------
Operating expenses:
    Sales and marketing .............................        2,405         5,759         9,411
    Research and development ........................        2,367         3,860         8,559
    General and administrative ......................        1,279         2,399         4,296
    Purchased research and development ..............         --            --           8,684
    Amortization of goodwill and purchased technology         --            --           1,860
                                                          --------      --------      --------
    Total operating expenses ........................        6,051        12,018        32,810
                                                          --------      --------      --------
Income from operations ..............................          624         1,488        49,223
Other income (expense):
    Interest income .................................          175           202         1,725
    Interest expense ................................         (768)         (702)         (180)
                                                          --------      --------      --------
       Total other income (expense) .................         (593)         (500)        1,545
                                                          --------      --------      --------
       Income before provision for income taxes .....           31           988        50,768
Provision for income taxes ..........................           24           413        20,765
                                                          --------      --------      --------
Net income ..........................................            7           575        30,003
Accretion  of  mandatorily redeemable  preferred stock to
     redemption value ...............................        1,374         1,497            99
                                                          --------      --------      --------
Net income (loss) attributable to common stockholders     $ (1,367)     $   (922)     $ 29,904
                                                          ========      ========      ========
Net income (loss) per share attributable to common
    stockholders
    Basic ...........................................     $  (0.22)     $  (0.13)     $   1.27
                                                          ========      ========      ========
    Diluted .........................................     $  (0.22)     $  (0.13)     $   1.11
                                                          ========      ========      ========
Number of shares used in per share calculations
    Basic ...........................................        6,122         7,132        23,505
                                                          ========      ========      ========
    Diluted .........................................        6,122         7,132        27,016
                                                          ========      ========      ========

    The accompanying notes are an integral part of these financial statements

                        DITECH COMMUNICATIONS CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                                                                           RETAINED
                                                COMMON STOCK            DEFERRED       ADDITIONAL         EARNINGS/
                                        ---------------------------      STOCK           PAID IN         (ACCUMULATED
                                          SHARES          AMOUNT      COMPENSATION       CAPITAL           DEFICIT)        TOTAL
                                        -----------     -----------  ----------------  ------------     --------------  -----------
BALANCES, MAY 1, 1997 .............         5,720          $--           $--              $--            $ (22,768)     $ (22,768)
Issuance of stock under employee
  stock plans .....................           306              4          --                 19                 --             23
Issuance of common stock ..........           134              2          --                 53                 --             55
Accretion for dividend on Series A
  and B redeemable preferred stock           --             --            --               --               (1,374)        (1,374)
Net income ........................          --             --            --               --                    7              7
                                        ---------      ---------     ---------          -------            ---------      ---------
BALANCES, APRIL 30, 1998 ..........         6,160              6          --                 72            (24,135)       (24,057)
Issuance of stock under employee
  stock plans .....................         2,698              2          --                909                 --            911
Issuance of common stock ..........           334              1          --                739                 --            740
Repurchase of common stock ........            (4)          --            --                 (2)                --             (2)
Accretion for dividend on Series A
  and B redeemable preferred stock           --             --            --               --               (1,497)        (1,497)
Redemption of Series C preferred
  stock ...........................          --             --            --               --                 (147)          (147)
Tax benefit on exercise of stock
  options .........................          --             --            --                 43                 --             43
Deferred compensation on issuance
  of stock options ................          --             --          (1,320)           1,320                 --             --
Amortization of deferred stock
  compensation ....................          --             --              91             --                   --             91
Net income ........................          --             --            --               --                  575            575
                                        ---------      ---------     ---------          -------            ---------      ---------
BALANCES, APRIL 30, 1999 ..........         9,188              9        (1,229)           3,081            (25,204)       (23,343)
Issuance of stock under employee
  stock plans .....................           651              1          --                690                 --            691
Issuance of common stock, net of
  issuance costs ..................         8,900              9          --             82,376                 --         82,385
Repurchase of common stock ........           (11)          --            --                 (4)                --             (4)
Accretion for divided on Series A
  and Series B redeemable preferred
  stock ...........................          --             --            --               --                  (99)           (99)
Redemption of Series A preferred
  stock ...........................          --             --            --               --                 (337)          (337)
Conversion of Series B preferred
  stock ...........................         8,346              8          --              6,033                 --          6,041
Issuance of common stock in
  purchase acquisition ............         1,200              1       (22,950)          68,849                 --         45,900
Tax benefit of employee stock
  transactions ....................          --             --            --              9,995                 --          9,995
Deferred compensation on issuance
  of stock options to a consultant           --             --             (99)              99                 --             --
Amortization of deferred stock
  compensation ....................          --             --           2,341             --                   --          2,341
Net income ........................          --             --            --               --               30,003         30,003
                                        ---------      ---------     ---------      -----------          ---------      ---------
BALANCES, APRIL 30, 2000 ..........        28,274      $      28     $ (21,937)     $   171,119          $   4,363      $ 153,573
                                        =========      =========     =========      ===========          =========      =========

    The accompanying notes are an integral part of these financial statements

                        DITECH COMMUNICATIONS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                            YEARS ENDED APRIL 30,
                                                                  ---------------------------------------
                                                                     1998           1999         2000
                                                                  -----------    -----------  -----------
Cash flows from operating activities:
  Net income ................................................     $      7      $    575      $ 30,003
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization ..........................          175           482         1,715
     Increase (decrease) in provision for doubtful accounts .          (45)           70           300
     Loss on disposal of property and equipment .............         --              34            89
     Tax benefit from exercise of stock options..............         --              43         9,995
     Deferred income taxes ..................................          (18)         (189)       (5,970)
     Amortization of deferred stock compensation ............         --              91         2,341
     Amortization of purchased technology and goodwill ......         --            --           1,860
     Purchased research and development .....................         --            --           8,684
     Change in assets and liabilities:
        Accounts receivable .................................           58          (948)      (17,581)
        Inventories .........................................         (503)       (2,443)       (1,990)
        Other current assets ................................          (58)            1          (263)
        Income taxes receivable/payable .....................          705           559        (1,874)
        Accounts payable ....................................         (177)        1,347         2,642
        Accrued expenses and other ..........................         (246)          562         2,774
        Deferred revenue ....................................         --             531         1,543
                                                                  --------      --------      --------
         Net cash provided by (used in) operating activities          (102)          715        34,268
                                                                  --------      --------      --------
Cash flows from investing activities:
  Purchases of property and equipment .......................         (823)         (698)       (1,968)
  Other assets ..............................................         --            (634)       (3,305)
  Maturity of investments ...................................          221          --            --
                                                                  --------      --------      --------
      Net cash used in investing activities .................         (602)       (1,332)       (5,273)
                                                                  --------      --------      --------
Cash flows from financing activities:
  Issuance of note payable ..................................        8,000          --            --
  Repayment of subordinated promissory notes ................       (8,000)         --            --
  Repurchase of common stock ................................         --              (2)           (4)
  Principal payments on note payable ........................         (125)         (563)       (7,313)
  Principal payments under capital lease obligations ........          (15)          (48)          (61)
  Redemption Series A preferred stock .......................         --            --         (19,655)
  Proceeds from issuance of common stock ....................           55          --          82,849
  Proceeds from employee stock plan issuances ...............           23           911           691
                                                                  --------      --------      --------
      Net cash provided by (used in) financing activities ...          (62)          298        56,507
                                                                  --------      --------      --------
Net increase (decrease) in cash and cash equivalents ........         (766)         (319)       85,502
Cash and cash equivalents, beginning of year ................        4,199         3,433         3,114
                                                                  --------      --------      --------
Cash and cash equivalents, end of year ......................     $  3,433      $  3,114      $ 88,616
                                                                  ========      ========      ========

    The accompanying notes are an integral part of these financial statements

                        DITECH COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

         Ditech Communications Corporation (formerly Automated Call Processing Corporation) (the "Company") is a Delaware corporation that reincorporated from a California corporation in April 1999. The Company designs, develops and markets echo cancellation equipment and optical communications products for use in building and expanding telecommunications and cable communications networks. The Company has established a direct sales force that sells its products in the U.S. and internationally.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION

         The Company recognizes revenue when a product has been shipped, no material vendor obligations remain outstanding and collection of the resulting receivable is probable. In the event that revenue recognition is deferred due to uncertainty about collectibility or the existence of a material vendor obligation such as installation, the revenue is recognized when the uncertainty is removed and/or the vendor obligation is fulfilled.

         WARRANTIES

         The Company's products are warranted for one to five years. A provision for the estimated future cost of warranty is made at the time a sale is recorded.

         RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Management believes that the financial institutions in which it maintains such deposits are financially sound and, accordingly, minimal credit risk exists with respect to these deposits. Cash and cash equivalents are held by four major U.S.

financial institutions.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and note payable are considered to approximate fair value based upon comparable market information available at the respective balance sheet dates.

         INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out ("FIFO") method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from two to five years or, in the case of leasehold improvements, the lease period, if shorter. Upon disposal, the assets and related accumulated depreciation are removed from the Company's accounts, and the resulting gains or losses are reflected in the statements of operations.

         INTANGIBLE ASSETS

         The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over its estimated useful life, generally five years or less. The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives. The Company continually evaluates the carrying value of goodwill and other intangible assets. Any impairments would be recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

         Amortization expense for goodwill and purchased technology associated with the Telinnovation acquisition (see Note 3) was $1.3 million and $564,000, respectively.

         LONG-LIVED ASSETS

         The Company periodically evaluates the recoverability of its long-lived assets based upon expected undiscounted cash flows and recognizes impairment from the carrying value of long-lived assets, if any, based on the fair value of such assets.

         CERTAIN RISKS AND CONCENTRATIONS

         The Company's products are concentrated in the telecommunications component industry, which is highly competitive and rapidly changing. Revenues for the Company's products are concentrated with a relatively limited number of customers. During the year ended April 30, 1998, three customers accounted for 67% (42%, 14%, and 11%) of net revenues. During the year ended April 30, 1999, one customer accounted for 42% of net revenues. During the year ended April 30, 2000, one customer accounted for 57% of net revenues. Net revenues from customers outside the United States, which were denominated in U.S. dollars, were 6%, 13% and 12% in 1998, 1999 and 2000, respectively. The Company's accounts receivable was concentrated with four customers at April 30, 1999 (representing 25%, 12%, 12% and 10% of receivables) and two customers at April 30, 2000 (57% and 12%). The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

         A significant component of one of the Company's products is purchased from a sole vendor. If the Company was unable to obtain the component at prices reasonable to the Company, it would experience delays in redesigning the product to function with a component from an alternative supplier. The Company relies on two manufacturers for a majority of the Company's products. The Company may experience delays if it were to shift production to an alternative vendor.

         INCOME TAXES

         Income taxes are accounted for under the liability method. Under this method, deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There was no difference between the Company's net income and its total comprehensive income for 1998, 1999 and 2000.

         ACCOUNTING FOR STOCK-BASED COMPENSATION

         As prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," ("SFAS 123"), the Company accounts for grants of equity instruments to employees using the intrinsic value method described in Accounting Practice Bulletin No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). All other grants are accounted for using the fair value method described in FAS 123, with appropriate compensation expense recognition in the statement of operations, where significant.

         EARNINGS PER SHARE

         Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted earnings per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding, including the dilutive effect of stock options, using the treasury stock method, common stock subject to repurchase and the assumed conversion of all outstanding shares of Series B preferred stock.

         A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

                                                                        YEARS ENDED APRIL 30,
                                                                 ---------------------------------
                                                                  1998         1999         2000
                                                                 -------      ------      --------
Historical net income (loss) per share, basic and diluted:
Basic:
    Net income .............................................     $     7      $  575      $ 30,003
    Less accretion on mandatorily redeemable preferred stock       1,374       1,497            99
                                                                 -------      ------      --------
    Net income (loss) attributable to common stockholders ..     $(1,367)     $ (922)     $ 29,904
                                                                 =======      ======      ========
    Weighted average shares of common stock outstanding ....       6,122       8,088        24,417
    Less stock subject to repurchase .......................        --          (956)         (912)
                                                                 -------      ------      --------
    Shares used in calculation of basic per share numbers ..       6,122       7,132        23,505
                                                                 =======      ======      ========
    Net income (loss) per share ............................     $ (0.22)     $(0.13)     $   1.27
                                                                 =======      ======      ========
Diluted:
    Net income .............................................     $     7      $  575      $ 30,003
    Less accretion on mandatorily redeemable preferred stock       1,374       1,497            99
                                                                 -------      ------      --------
    Net income (loss) attributable to common stockholders ..     $(1,367)     $ (922)     $ 29,904
                                                                 =======      ======      ========
    Shares used in calculation of basic per share numbers ..       6,122       7,132        23,505
    Add back shares subject to repurchase ..................        --          --             912
    Assumed conversion of Series B preferred ...............        --          --             894
    Dilutive effect of stock options .......................        --          --           1,705
                                                                 -------      ------      --------
    Shares used in calculation of diluted per share numbers        6,122       7,132        27,016
                                                                 =======      ======      ========
    Net income (loss) per share ............................     $ (0.22)     $(0.13)     $   1.11
                                                                 =======      ======      ========

         SEGMENT INFORMATION

         The Company applies the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). Under SFAS 131, the Company is required to use a "management" approach to reporting its segments. The management approach designates that internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. The Company currently generates the vast majority of its revenue from a single product line/segment.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We do not believe this will have a material effect on our operations or financial position. Implementation of this standard is effective for fiscal years beginning after June 15, 2000.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has deferred the implementation date of SAB 101. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. We do not expect the adoption of SAB 101 to have a material effect on our operations or financial position.

         In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44) for certain transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company does not expect that the adoption of the provisions will have a material effect on the financial statements.

3.  ACQUISITIONS

         On February 1, 2000, the Company completed the acquisition of substantially all the assets of Telinnovation Service Corporation, Telinnovation Corporation and Telinnovation Partners (collectively "Telinnovation") of Mountain View, California in exchange for 1,200,000 shares of the Company's common stock. A portion of these shares are being held in escrow and will be released upon completion of certain events. The acquisition has been accounted for using the purchase method.

         Included in the 1,200,000 shares issued as part of the Telinnovation Purchase Agreement were 400,000 restricted shares of common stock issued to the Telinnovation Employees. These restricted shares are tied to the employees' continued employment with Ditech and vest over a three-year period following the closing of the Acquisition. This stock has been recorded as deferred stock compensation and will be charged to the statement of operations as stock compensation over the three-year vesting period.

         The allocation of the stock purchase price is summarized below (in thousands):

         Developed technology ................................           $25,914
         Purchased research and development ..................             8,684
         Goodwill ............................................            11,213
         Net assets acquired .................................                89
                                                                    -------------
                                                                          45,900
         Restricted shares tied to continued employment                   22,950
                                                                    -------------
                                                                         $68,850
                                                                    =============

         The amounts allocated to purchased research and development were determined through established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The purchased research and development relates to the development of packet based echo cancellation and voice quality products which were under development as of the acquisition date. Research and development costs to bring the products from the acquired company to technological feasibility are estimated to total approximately $430,000. The Company anticipates the development will be completed between twelve and eighteen months.

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

         The amount allocated to purchased research and development was charged to the statement of operations in the fourth quarter of fiscal year 2000. The cost of developed technology and goodwill will be amortized to expense over their estimated useful lives of five years. Amortization expense associated with purchased technology and goodwill totaled $1.9 million in fiscal 2000.

         The following unaudited pro forma financial information reflects the results of operations for the years ended April 30, 1999 and 2000, as if the acquisition had occurred on May 1, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on May 1, 1998, and may not be indicative of future operating results, (in thousands except share and per share amounts).

                                                                                         YEAR ENDED APRIL 30,
                                                                                   ---------------------------------
                                                                                        1999               2000
                                                                                   ----------------    -------------
                                                                                             (UNAUDITED)
         Pro forma financial information (unaudited)
         Net revenues ........................................................             $26,474         $117,332
                                                                                   ----------------    -------------
         Income (loss) from operations .......................................            $(12,022)         $42,251
                                                                                   ----------------    -------------
         Net income (loss) attributable to common stockholders ...............             $(8,987)         $25,742
                                                                                   ----------------    -------------
         Net income (loss) per share attributable to common stockholders:
             Basic ...........................................................              $(1.13)           $1.07
                                                                                   ----------------    -------------
             Diluted .........................................................              $(1.13)           $0.92
                                                                                   ----------------    -------------
         Weighted average shares:
             Basic ...........................................................               7,932           24,105
                                                                                   ----------------    -------------
             Diluted .........................................................               7,932           27,916
                                                                                   ----------------    -------------

4.  BALANCE SHEET ACCOUNTS

         INVENTORIES:

         Inventories comprised (in thousands):

                                                                                          APRIL 30,
                                                                             -------------------------------
                                                                                  1999             2000
                                                                             -------------    --------------
                Raw materials and work in progress ......................          $2,099            $1,717
                Work in progress ........................................             263               849
                Finished goods ..........................................           2,244             4,030
                                                                             -------------    --------------
                     Total ...............................................         $4,606            $6,596
                                                                             =============    ==============

         PROPERTY AND EQUIPMENT:

         Property and equipment comprised (in thousands):


                                                                                                         APRIL 30,
                                                                                               ------------------------------
                                                                                                     1999             2000
                                                                                               -------------    -------------
                Furniture and fixtures ....................................................            $154             $339
                Equipment .................................................................           1,680            3,067
                Leasehold improvements ....................................................              89              114
                Computer software .........................................................             250              620
                                                                                               -------------    -------------
                                                                                                      2,173            4,140
                Less: accumulated depreciation and amortization ...........................            (635)          (1,460)
                                                                                               -------------    -------------
                    Total .................................................................          $1,538           $2,680
                                                                                               =============    =============

         Included in property and equipment are assets under capital leases of $209,000 at April 30, 1999 and 2000, respectively, with related accumulated amortization of $46,000 and $86,000, respectively. Prior to fiscal year 1998, the Company did not have any assets under capital lease.

         ACCRUED EXPENSES:

         Accrued expenses comprised (in thousands):

                                                                                                         APRIL 30,
                                                                                               ------------------------------
                                                                                                   1999             2000
                                                                                               -------------    -------------
                Accrued royalties .........................................................            $388              $--
                Accrued employee compensation .............................................             624            2,425
                Accrued professional services .............................................             420              108
                Accrued warranty ..........................................................              12              905
                Other accrued expenses ....................................................              10              790
                                                                                               -------------    -------------
                    Total .................................................................          $1,454           $4,228
                                                                                               =============    =============

5.  NOTE PAYABLE

         In August 1997, the Company entered into an $8 million loan with a bank in conjunction with its line of credit (see Note 6), collateralized by substantially all the Company assets. The balance of this loan was repaid in full in July of 1999, subsequent to the completion of our initial public offering. No amounts remain outstanding as of April 30, 2000.

6.  COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases its office facilities under a non-cancelable operating lease expiring in June 2006. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Under the terms of the lease agreement, the lease may be extended, at the Company's option, and the lease provides for potential adjustments of the minimum monthly rent upon exercise of the option(s). The Company also has operating leases on furniture and equipment from unrelated parties. Additionally, the Company has capital leased equipment with future minimum payments.

         At April 30, 2000, future minimum payments under the leases are as follows (in thousands):

YEARS ENDED APRIL 30,                                                                  OPERATING         CAPITAL
---------------------                                                                  ---------         -------
2001                                                                                      $1,730             $58
2002                                                                                       1,917              23
2003                                                                                       1,889               9
2004                                                                                       1,853              --
2005                                                                                       1,909              --
2006 and thereafter                                                                        2,296              --
                                                                                   --------------  --------------
                                                                                         $11,594              90
                                                                                   ==============
Less amount representing interest                                                                             14
                                                                                                   --------------
                                                                                                              76
Less current portion                                                                                          55
                                                                                                   --------------
                                                                                                             $21
                                                                                                   ==============


         Rent expense for the years ended April 30, 1998, 1999 and 2000 was $384,000, $728,000 and $1,276,000, respectively.

         LINE OF CREDIT

         The Company has a line of credit agreement with its bank under which it may borrow the lesser of $3 million or 80% of eligible accounts receivable. Borrowings bear interest at the lesser of the bank's prime rate or LIBOR plus 1.25%. The line of credit is subject to certain covenants including a minimum quick ratio and minimum quarter earnings before interest, taxes, depreciation and amortization. The line expires on August 20, 2000. There were no amounts outstanding at April 30, 1999 or 2000. However, letter of credit facilities outstanding of $12,000 have reduced the amount available under the line of credit by an equal amount.

         ARBITRATION

         In January 1998, the Company filed a demand for Arbitration with the American Arbitration Association in Los Angeles County against Antec Corporation, the successor-in-interest through merger to Texscan Corporation. The demand for arbitration alleges that Antec/Texscan breached a contract to purchase optical amplifier products and sought monetary damages. In June 1999, the Company received a favorable ruling from the arbitration panel in the matter related to Antec Corporation's breach of a purchase contract. Subsequent to the favorable ruling, the Company was notified by Antec's counsel of its intent to contest the arbitrator's decision. In August, the Company and Antec reached a final settlement in which the Company received a minor settlement award. Additionally, the Company and Antec entered into a patent license agreement. The Company recognized $1.9 million of revenue in the Company's second quarter of fiscal 2000 associated with the fixed license fee paid in fiscal 2000.

7.  REDEEMABLE PREFERRED STOCK

         Ditech is authorized to issue, from time to time, in one or more series, 5,000,000 shares of preferred stock at a $0.001 par value. The board of directors may determine the rights, preferences, privileges and restrictions granted or imposed upon any series of preferred stock. As of April 30, 2000, no preferred stock was outstanding.

         In March 1997, the Company issued 17,250,000 shares of Series A redeemable preferred stock and 6,259,718 shares of Series B redeemable preferred stock, in conjunction with the recapitalization of the Company. In June 1999, after completion of our initial public offering, all shares of Series A redeemable preferred were retired in exchange for cash generated from our initial public offering and all shares of Series B redeemable preferred stock were converted into common stock at the stated exchange ratio. Prior to the retirement or conversion these shares carried certain rights and privileges as more fully set out below.

         LIQUIDATION RIGHTS

         The preferred stock has certain liquidation preferences over the common stock in the event of a liquidating event such as dissolution of the affairs of the Company or a take-over by another corporation. The liquidation preferences entitle the Series A and Series B preferred stockholders to receive $1.00 and $0.86 per share, respectively, in addition to amounts due on unpaid dividends, which have been accrued or declared. The Series A preferred stockholders have preference over the Series B preferred stockholders in determining the order of liquidation payout. The preferred stock does not participate in the distribution of assets remaining after the liquidation preference has been paid.

         CONVERSION RIGHTS

         The Series A preferred stock has no conversion rights. The Series B preferred stockholders have the right at any time to convert each share of preferred stock into shares of common stock at the specified conversion rate per share, which currently is $1.29 per share of common stock. The conversion rate will be adjusted for stock splits and recapitalization. In the event of a public offering of the Company's common stock where the net proceeds received by the Company equals or exceeds $20,000,000 and the offering price is at least $3.89 per share, or in the event of approval from two thirds of Series B preferred stockholders, all shares of the Series B preferred stock automatically convert into common stock at the specified conversion rate.

         REDEMPTION RIGHTS

         The Company may not redeem any or all of the Series A and Series B preferred stock until after February 1, 2004, with a request of the majority of the outstanding stockholders. The Series B preferred stock may be redeemed only if there are no shares of Series A preferred stock then outstanding.

         The Company, upon the election of the holders of a majority of the outstanding shares, will redeem all of the Series A preferred stock in the event of a public offering of the Company's common stock. Upon a change in ownership or fundamental change in the Company and an election by a majority of the stockholders, the Series A and Series B preferred stockholders may redeem all of their shares at liquidation value and unpaid dividends. The Series A preferred has preference over the Series B preferred.

         VOTING RIGHTS

         The Series B preferred stockholders are entitled to vote on all matters with the holders of common stock as if on an as converted basis and have the right to elect two directors to the Board of Directors. The Series A preferred stockholders have no rights to vote.

         DIVIDEND RIGHTS

         The preferred stockholders will be entitled to receive dividends in preference to the common stockholders. In addition, Series A and Series B stockholders dividends shall be on a pro rata basis based on liquidation values of each. From the date of issuance, cumulative dividends are payable when and if declared or accumulate as part of the shares' liquidation preferences at 6% per year, compounded daily.

         The carrying amounts of both Series A and Series B have been increased by amounts representing dividends not currently declared or paid but which will be payable under the dividend rights of the respective series of preferred stock. The increases have been effected by a charge against accumulated deficit.

8.  STOCKHOLDERS' EQUITY (DEFICIT)

         REINCORPORATION AND STOCK SPLITS

         The Company reincorporated in Delaware on April 21, 1999; all amounts have been retroactively adjusted to effect this presentation. On April 27, 1999, the Company effected a two-for-three reverse split of the Company's common stock. On February 16, 2000, the Company effected a two-for-one split of the Company's common stock. All relevant share data has been adjusted to reflect these stock splits.

         RECAPITALIZATION

         In March 1997, the Company recapitalized its financial structure by exchanging substantially all of the then outstanding shares of common stock for cash of $21,486,000 and Series A and C preferred stock. In retiring the common stock outstanding at that time, the excess of the fair value of the common stock over the original issuance price of common stock of $23,637,000 was recorded against retained earnings, which gave rise to an accumulated deficit of $22,768,000 as of April 30, 1997.

         EMPLOYEE STOCK PURCHASE PLAN.

         In March and April 1999 the Board adopted, and the stockholders approved, the Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 266,666 shares of common stock. Employees who participate in an offering period can have up to 10% of their earnings withheld pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of the common stock on specified dates determined by the Board. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or on the specified purchase date. No shares were purchased under this Plan during fiscal 1999. In fiscal 2000, 67,958 shares were purchased under the plan.

         STOCK OPTION PLANS

         The Company's 1997 Stock Option Plan serves as the successor equity incentive program to the Company's 1987 Stock Option Plan and the Supplemental Stock Option Plan (the "Predecessor Plans"). All outstanding stock options under the Predecessor Plans continue to be governed by the terms and conditions of the 1997 Stock Option Plan. The Company has reserved 4,000,000 shares of common stock for issuance under the 1997 Stock Option Plan. Under the 1997 Stock Option Plan, the Board of Directors could grant incentive or non-statutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock, as determined by the Board of Directors, at grant date. In November 1998, the Company adopted its 1998 Stock Option Plan and determined not to grant any further options under its 1997 Stock Option Plan. In March and April 1998 the Company increased the number of shares reserved for issuance under the 1998 Stock Option Plan. The Company has reserved a total of 1,856,082 shares of common stock for issuance under the 1998 Stock Option Plan, under terms similar to those granted under the 1997 Stock Option Plan. During fiscal 2000, the Company adopted two non-statutory stock option plans under which a total of 1,350,000 shares were reserved for issuance. The terms of non-statutory options granted under these plans are substantially consistent with non-statutory options granted under the 1997 and 1998 plans.

         Options under the 1997 Stock Option Plan and 1998 Stock Option Plan may be immediately exercisable. The options have a ten-year term. Shares issued through early option exercises are subject to the Company's right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the options shares one year after the grant date, and thereafter, ratably over 48 months. As of April 30, 2000, 493,000 shares were subject to repurchase.

         In March 1999, the Company adopted the 1999 Non-Employee Directors Stock Option Plan, and reserved 200,000 shares for issuance under the plan. Options granted under the plan have a 5 year term and are fully vested at the date of grant.

         Activity under the stock option plans referenced above was as follows (in thousands, except per share amounts):

                                                                          OUTSTANDING OPTIONS
                                                    -----------------------------------------------------------------
                                      SHARES                                                             WEIGHTED
                                     AVAILABLE      NUMBER OF                           AGGREGATE        AVERAGE
                                     FOR GRANT        SHARES        EXERCISE PRICE        PRICE       EXERCISE PRICE
                                   -------------    ----------    -----------------    ------------  ----------------
Balances, May 1, 1997 .......          1,200           1,540        $0.08-$0.41             $222            $0.15
    Reservation of shares ...          1,264
    Options granted .........         (1,964)          1,964              $0.41              810            $0.41
    Options exercised .......           --              (306)             $0.08              (23)           $0.08
    Options cancelled .......             66             (66)             $0.41              (27)           $0.41
                                    --------        --------        -------------       --------        ---------
Balances, April 30, 1998 ....            566           3,132        $0.08-$0.41              982            $0.32
    Reservation of shares ...          2,056
    Reserved shares cancelled           (190)

    Options granted .........         (1,406)          1,406        $0.41-$4.88            3,110            $2.21
    Options exercised .......           --            (2,698)       $0.08-$3.75             (911)           $0.34
    Options cancelled .......             88            (112)       $0.41-$3.75              (67)           $0.60
                                    --------        --------        -------------       --------        ---------
Balances, April 30, 1999 ....          1,114           1,728        $0.08-$4.88            3,114            $1.80
    Reservation of shares ...          1,350
    Options granted .........         (1,744)          1,744        $5.50-$85.75          54,617           $31.32
    Options exercised .......           --              (583)       $0.08-$4.88             (357)           $0.61
    Options cancelled .......            177            (248)       $0.41-$48.94          (1,839)           $7.48
                                    --------        --------        -------------       --------        ---------
Balances, April 30, 2000 ....            897           2,641        $0.41-$85.75         $55,535           $21.00
                                    ========        ========                            ========        =========

         Options outstanding at April 30, 2000 (in thousands, except per share amounts):

                                                                                                      OPTIONS EXERCISABLE AT
                                                                              WEIGHTED                   APRIL 30, 2000
                                                                              AVERAGE         --------------------------------------
                                                         WEIGHTED             REMAINING                               WEIGHTED
        RANGE OF EXERCISE           OPTIONS              AVERAGE             CONTRACTUAL                               AVERAGE
              PRICES              OUTSTANDING         EXERCISE PRICE         LIFE YEARS            OPTIONS          EXERCISE PRICE
       ---------------------    -----------------    -----------------    ----------------    -----------------    -----------------
           $0.41-$1.50                  606               $0.77                8.29                   606               $0.77
           $3.75-$5.50                  507               $4.94                9.00                   507               $4.94
           $9.00-$11.19                 534               $9.03                9.28                   534               $9.03
          $24.69-$48.94                 479               $30.98               8.86                   479               $30.98
          $56.38-$85.75                 515               $63.96               9.80                   515               $63.96
                                        ---                                                           ---
           $0.41-$85.75               2,641               $21.02               9.02                 2,641               $21.02
                                      =====                                                         =====

         The estimated weighted average fair value of options granted during fiscal year 1998, 1999 and 2000 was $0.29, $0.60 and $28.74 per share, respectively. The estimated weighted average fair value of shares granted under the Employee Stock Purchase Plan was $3.51 in fiscal 2000. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan other than that described above. If compensation cost for the Company's stock option plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income for the years ended April 30, 1998, 1999 and 2000 would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

                                                                              APRIL 30,
                                                                -----------------------------------
                                                                 1998          1999          2000
                                                                ------        ------        -------
Income before provision for income taxes, as reported ...          $31          $988        $50,768
Less: net expense per SFAS 123 ..........................           86           128          9,027
                                                                ------        ------        -------
Pro forma income (loss) before provision for income taxes          (55)          860         41,741
Less: pro forma provision (benefit) for income taxes ....          (22)          362         17,072
                                                                ------        ------        -------
Pro forma income (loss) .................................         $(33)         $498        $24,669
                                                                ======        ======        =======
Income as reported ......................................           $7          $575        $30,003
                                                                ======        ======        =======
Net income (loss) attributable to common shareholders
    per share:

    Pro forma ...........................................       $(0.23)       $(0.14)         $0.91
                                                                ======        ======        =======
    As reported .........................................       $(0.22)       $(0.13)         $1.11
                                                                ======        ======        =======


         The fair value of options granted under the Company's stock plans during 1998, 1999 and 2000 was estimated on the date of grant using the Black-Scholes option pricing model. The model utilized the multiple option approach with the following weighted average assumptions used: no dividend yield, expected volatility is zero based on private company status in 1998 and 1999, and was 130% in 2000, risk-free interest rates of 5.90%, 4.74% and 6.28% in 1998, 1999 and 2000, respectively, and expected lives of four years for the option plans and 6 months for the Employee Stock Purchase Plan. Forfeitures are recognized as they occur.

         During fiscal 1999, the Company granted options to certain employees under the 1997 Stock Plan and 1998 Stock Option Plan with exercise prices below the deemed fair market value of the Company's common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred compensation for the difference between the exercise price of the stock options and the fair market value of the Company's shares at the date of grant. This deferred compensation is being amortized to expense over the period during which the options become exercisable, generally four years. At April 30, 1999, the Company had recorded deferred compensation related to these options in the total amount of $1,320,000, of which $91,000 and $330,000 had been amortized to expense during 1999 and 2000, respectively. Future compensation expense from options granted through April 30, 1999 is estimated to be $330,000, $330,000 and $239,000 for the years ending April 30, 2001, 2002 and 2003, respectively.

9.  INCOME TAXES

         The provision for income taxes reflected in the statements for the years ended April 30, 1998, 1999 and 2000 were as follows (in thousands):


                                      1998            1999            2000
                                    --------        --------        --------
       Current:
           Federal ..........            $41            $590         $21,454
           State ............              1              12           5,282
                                    --------        --------        --------
               Total current              42             602          26,736
                                    --------        --------        --------
       Deferred:
           Federal ..........            (19)           (258)         (5,190)
           State ............              1              69            (781)
                                    --------        --------        --------
               Total deferred            (18)           (189)         (5,971)
                                    --------        --------        --------
                Total .......            $24            $413         $20,765
                                    ========        ========        ========

         The deferred income tax provision reflects the tax effect of changes in the amounts of temporary differences during each year ended April 30, 1998, 1999 and 2000. As of April 30, 1999 and 2000, the Company's deferred tax assets and liabilities consisted of (in thousands):


                                                                                  1999           2000
                                                                                 -------        -------
              Deferred tax asset (liability):
                  Uniform capitalization .................................          $314           $283
                  Depreciation ...........................................          (128)          (231)
                  Inventory reserves and other, net ......................           385          1,691
                  Purchased technology, goodwill and other
                      intangibles ........................................          --            4,799
                                                                                 -------        -------
                      Total ..............................................          $571         $6,542
                                                                                 =======        =======

       The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                       1998        1999         2000
                                                     ---------   ---------    --------
       Tax provision at federal statutory rate          34.0%       34.0%       35.0%
       State taxes, net of federal benefit ....         13.0         6.1         6.7
       Tax-exempt interest income .............       --          --            (0.9)
       Other, primarily non-deductible expenses         30.4         1.7         0.1
                                                     ---------   ---------    --------
               Total ..........................         77.4%       41.8%       40.9%
                                                     =========   =========    ========

10.  SEGMENT INFORMATION

         The Company markets its products primarily to customers in the United States and in the telecommunications industry. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company's revenues by geographic area are summarized as follows (in thousands):


                                                    1998           1999            2000
                                                 -----------    -----------     ------------
        USA                                         $11,539        $22,107         $102,632
        China    ...........................             --            275            6,732
        Mexico                                          345          1,294            1,004
        Rest of the world ..................            442          1,688            6,578
                                                 -----------    -----------     ------------
                                                    $12,326        $25,364         $116,946
                                                 ===========    ===========     ============

         International sales are entirely comprised of export sales.

11.  PROFIT SHARING PLAN

         The Company maintains a 401(k) profit sharing plan for all eligible employees. Employees may contribute to the Plan based on statutory limits. Any Company contributions are at the discretion of the Board of Directors. The Company made no contributions to the Plan during the years ended April 30, 1998 and 1999. For the year ended April 30, 2000, the Company contributed $24,000 to the plan.

12.  SUPPLEMENTAL CASHFLOW INFORMATION

                                                                             1998           1999            2000
                                                                          -----------    ------------    -----------
     Operating:
     Interest paid ...................................................          $600            $736           $104
     Income taxes paid ...............................................            --              --         18,609

     Noncash financing and investing activities:
     Accretion of preferred stock ....................................         1,374           1,497             99
     Acquisition of asset under capital lease ........................           154              47             --
     Redemption of Series C preferred stock ..........................            --           7,508             --
     Deferred stock compensation .....................................            --           1,320         22,950
     Purchase of technology rights for common stock ..................            --             740             --
     Purchase method acquisition for common stock ....................            --              --         37,216
     Conversion of Series B Preferred Stock ..........................            --              --          6,041
     Compensation associated with stock options issued to
         consultants .................................................            --              --             99

13.  SUBSEQUENT EVENTS (UNAUDITED)

         On June 22, 2000, the Company announced that it had signed a definitive agreement to acquire privately-held Atmosphere Networks, Inc. of Campbell, California in a stock and cash merger. Atmosphere Networks is an emerging provider of optical networking products, enabling carriers to combine various types of traffic (voice, data and video) onto an optical network. The acquisition, which is expected to close by the end of the first fiscal quarter of fiscal 2001, will be accounted for as a purchase.

         Under the terms of the agreement, the stockholders of Atmosphere Networks will receive merger consideration valued at approximately $88.5 million, provided that if the average closing price of a share of Ditech common stock for a designated period prior to the closing is less than $73.75, the merger consideration will be valued at 1,200,000 shares of Ditech common stock, and if such average closing price is greater than $88.50, the merger consideration will be valued at 1,000,000 shares of Ditech common stock. The actual merger consideration will consist primarily of Ditech common stock, provided that certain holders of Atmosphere Networks common stock will receive cash (estimated not to exceed approximately $10 million) upon the consummation of the merger. Ditech is also expected to grant the Atmosphere Networks employees 4-year vesting stock options covering up to 750,000 shares of Ditech common stock at a price representing up to a 50% discount to market. As a result, the Company will record deferred stock compensation attributable to these option grants, which will be recognized as expense ratably over the 4-year option term. The Company is still evaluating the allocation of the purchased price to intangible assets including the extent of any purchased research and development write-off, if any, associated with this acquisition.

            ITEM 9 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information regarding Ditech's directors, executive officers and key employees as of July 15, 2000 is set forth below.

NAME                                          AGE                                POSITION
----                                          ---                                --------
Timothy K. Montgomery....................      47    President, Chief Executive Officer and Director
Toni M. Bellin...........................      54    Vice President of Operations
Charlie Davis ...........................      54    Executive Vice President and Chief Technical Officer - DSP Products
Marc Schwager............................      43    Vice President, Marketing
Serge Stepanoff..........................      57    Vice President of Engineering and Development, Echo Cancellation Products
William J. Tamblyn.......................      41    Vice President and Chief Financial Officer
Ian Wright ..............................      44    Senior Vice President, Development Engineering - Optical Products
Pong C. Lim..............................      46    Chairman of the Board of Directors
Gregory M. Avis(1).......................      41    Director
Peter Y. Chung(2)........................      32    Director
William A. Hasler(1)(2)..................      57    Director
Kenneth E. Jones(1)......................      53    Director
Andrei M. Manoliu .......................      48    Director
George J. Turner(2)......................      62    Director

------------------------

(1)      Member of the Compensation Committee

(2)      Member of the Audit Committee

         TIMOTHY K. MONTGOMERY has served as Ditech's President and Chief Executive Officer since September 1998 and as a Director since October 1998. From November 1997 to September 1998, he served as Ditech's Senior Vice President of Sales and Marketing. Mr. Montgomery served as Vice President of Sales of Digital Link Corporation, a manufacturer of digital access products for wide area networks, from August 1993 to October 1997. From October 1992 to July 1993, Mr. Montgomery worked as an independent consultant. From August 1986 to September 1992 Mr. Montgomery was employed as Vice President of Sales at Telebit Corporation, a networking company. Mr. Montgomery has a B.S.B.A. in marketing from Florida State University.

         TONI M. BELLIN joined Ditech in December 1998 as Vice President of Operations. Before joining Ditech, Ms. Bellin served as the Vice President of Operations for Digital Link Corporation from December 1993 to December 1998, and as the Vice President of Operations of Zeiss Humphrey Systems, a medical capital equipment manufacturer, from July 1987 to December 1993. Ms. Bellin has a B.A. in business administration and an M.B.A. in executive management from St. Mary's College.

         DR. CHARLES DAVIS joined Ditech Communications in February 2000 when Ditech acquired Telinnovation Corporation, an echo cancellation software company founded by Dr. Davis in 1983. From 1983 through 2000, Dr. Davis served as Telinnovation's President. In that role he established Telinnovation as the premier echo cancellation software company in the world, licensing his software to many of the industry's key communications companies, including Cisco, Alcatel, Nortel Networks. Dr. Davis has a BSEE from Southern Methodist University, and a PhD in Electrical Engineering from Stanford University.

         MARC SCHWAGER joined Ditech in April 1999 as its Vice President, Marketing. Before joining Ditech, Mr. Schwager served as the Director of Product Management for Bandwidth Unlimited, a Silicon Valley start-up working in the optical networking field, from November 1998 to April 1999. From May 1981 through October of 1998, Mr. Schwager held a series of marketing positions at Hewlett-Packard, most recently as Director of Marketing for the Advanced Networks Division. Mr. Schwager holds a B.S. in Chemical Engineering from Rensselaer Polytechnic Institute.

         SERGE STEPANOFF joined Ditech in February 1987 and was its Vice President of Engineering until May 1991. In September 1996, he rejoined Ditech and assumed his current position of Vice President of Engineering and Development, Echo Cancellation Products. Mr. Stepanoff worked as Director of Software at Telecom Solutions, a telecommunications company, from March 1995 to August 1996. From May 1991 to February 1995, he was a Senior Manager for MCI Communications, a telecommunications company. He has a B.S. in electrical engineering from Heald Engineering College and an M.S. in Computer Science from West Coast University.

         WILLIAM J. TAMBLYN joined Ditech in June 1997 as a Vice President and Chief Financial Officer. Mr. Tamblyn was the Chief Financial Officer at Conductus, Inc., a telecommunications company, from December 1993 to June 1997. He served as Chief Financial Officer at Ramtek, an imaging company, from May 1993 to December 1993. Prior to May 1993, Mr. Tamblyn worked in public accounting, including for Coopers & Lybrand, LLP. He has a B.S. in accounting from San Jose State University and is a certified public accountant.

         IAN WRIGHT joined Ditech in February 2000 as Senior Vice President of Engineering for Optical Networking Products. Prior to joining Ditech, Mr. Wright was employed at Cisco Systems, an IP router manufacturer, where he served as Director of Engineering for Cisco's optical internetworking business unit from November 1998 to February 2000. In that role, he led the engineering team building Cisco's advanced switch/router products. Before Cisco, Mr. Wright served as the Senior Director of Engineering for Network Equipment Technologies (N.E.T.), a data and voice communications equipment company, from 1993 to 1998. In that role, he headed the engineering team building N.E.T.'s high-end ATM wide-area networking switch. Prior to N.E.T., Mr. Wright worked as an engineer and engineering manager for several communications companies in Australia.

         PONG C. LIM has served as Ditech's Chairman of the Board since October 1998. From March 1997 to September 1998, Mr. Lim served as Ditech's Chief Executive Officer and President. From May 1994 to March 1997, Mr. Lim served as Ditech's President and Chief Operating Officer. From June 1989 to April 1994, Mr. Lim served as General Manager of Santa Clara Business Unit, a division of DSC Communications, a telecommunications company. Mr. Lim has a B.S. in civil engineering from Drexel University and an M.B.A. in marketing and finance from the University of Phoenix.

         GREGORY M. AVIS has been a director of Ditech since February 1997. Mr. Avis has served as a Managing Partner of Summit Partners, a venture capital and a private equity capital firm, since 1990 and has been a General Partner since 1987. Summit Partners and its affiliates manage a number of venture capital funds, including Summit Ventures IV, L.P., Summit Investors III, L.P. and Summit Subordinated Debt Fund, L.P., which are all stockholders of Ditech. Mr. Avis also serves as a director of Powerwave Technologies, Inc., a designer and manufacturer of power amplifiers for wireless communications; Splash Technology Holdings, Inc., a developer of color server systems; MCK Communications, a manufacturer of remote voice products; and several privately held companies. Mr. Avis received a B.A. from Williams College and an M.B.A. from Harvard University.

         PETER Y. CHUNG has been a director of Ditech since February 1997. Mr. Chung is a General Partner and Member of various entities affiliated with Summit Partners, L.P., a venture capital and private equity firm, where he has been employed since August 1994. From August 1989 to July 1992, Mr. Chung worked in the Mergers and Acquisitions Department of Goldman, Sachs & Co. Mr. Chung also serves as a director of ADVA AG Optical Networking, an optical networking systems company, Somera Communications, Inc., a supplier of telecommunications equipment and outsourcing services, Splash Technology Holdings, Inc., a developer of color server systems, Stanford Microdevices, Inc., an RF integrated circuit company, and several privately held companies. Mr. Chung received a B.A. from Harvard University and an M.B.A. from Stanford University.

         WILLIAM A. HASLER has been a director of Ditech since May 1997. He also serves as a Co-Chief Executive Officer and Director of Aphton Corp., a bio-pharmaceutical company, a position he has held since July 1998. From August 1991 to July 1998, Mr. Hasler was the Dean of the Haas School of Business at the University of California at Berkeley, and from January 1984 to August 1991, Mr. Hasler served as a Vice Chairman of KPMG Peat Marwick. Mr. Hasler is a director of numerous companies, including Schwab Funds, a financial service company, Solectron Corp., an electronics manufacturing services company, TCSI Corporation, a telecommunications software company, Tenera Inc., an engineering consulting firm, and Walker Interactive Systems, Inc., an operations and analytical software company. He received a B.A. from Pomona College and an M.B.A. from Harvard University.

         KENNETH E. JONES has been a director of Ditech since July 1983. He is currently the Chairman and Chief Executive Officer of Globe Wireless, Inc., a position he has held since Globe Wireless was sold by Automated Call Processing and became an independent company in 1997. Mr. Jones founded Automated Call Processing in 1983 (which in 1997 merged with Ditech and changed its name to Ditech Corporation), and worked as its President and Chief Executive Officer until 1997. From 1986 to 1994, he also served as President and Chief Executive Officer of Automated Call Processing's wholly-owned subsidiary, Ditech Corporation. He served as a commanding officer of USS Flagstaff in the United States Navy and has a B.S. from the University of Nebraska and an M.B.A. from Harvard University.

         ANDREI MANOLIU joined Ditech in June 2000 as a director. He is currently an independent business and financial consultant to emerging growth companies. From 1982 through March 2000, Mr. Manoliu was an attorney with Cooley Godward LLP, where he was, most recently, a senior partner. During his tenure at Cooley Godward LLP, he served as outside counsel to Ditech. Mr. Manoliu is also a director of Be Incorporated, a software platform company and 3dfx, a developer and supplier of 3D graphics technology and products. Mr. Manoliu received a Ph.D. in solid state physics from the University of California, Berkeley, and a J.D. from Stanford Law School.

         GEORGE J. TURNER has been a director of Ditech since November 1993. He is currently the President and Chief Operating Officer of Globe Wireless, Inc., a position he has held since December 1996. He previously worked for Automated Call Processing for over ten years, serving the company in several senior management roles. Mr. Turner has a B.A., an M.A. and a PhD.

from the University of California, Berkeley.

BOARD COMPOSITION

         We currently have authorized eight directors. In accordance with the terms of our Amended and Restated Certificate of Incorporation, the terms of office of the Board of Directors are divided into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in 2002; Class II, whose term will expire at the annual meeting of stockholders to be held in 2000; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2001. The Class I directors are Gregory Avis and George Turner, the Class II directors are Peter Chung, Kenneth Jones and Andrei Manoliu and the Class III directors are William Hasler, Pong Lim, and Timothy Montgomery. At each annual meeting of stockholders after the initial classification, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. In addition, our Certificate of Incorporation provides that the authorized number of directors may be changed only by resolution of the Board of Directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of the Board of Directors may have the effect of delaying or preventing changes in control or management of Ditech. Although directors of Ditech may be removed for cause by the affirmative vote of the holders of a majority of the common stock, our Amended and Restated Certificate of Incorporation provides that holders of two-thirds of the common stock must vote to approve the removal of a director without cause.

BOARD COMMITTEES

         The Audit Committee of the Board of Directors reviews the internal accounting procedures of Ditech and consults with, and reviews the services provided by, Ditech's independent accountants. Current members of the Audit Committee are Messrs. Chung, Hasler and Turner.

         The Compensation Committee of the Board of Directors reviews and recommends to the Board of Directors the compensation and benefits of all officers of Ditech and reviews general policy relating to compensation and benefits of employees of Ditech. The Compensation Committee also administers the issuance of stock options and other awards under Ditech's stock plans. Current members of the Compensation Committee are Messrs. Avis, Hasler and Jones.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended April 30, 2000, all
Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

                        ITEM 11 - EXECUTIVE COMPENSATION

         The following table sets forth certain information for the fiscal years ended April 30, 1999 and 2000, regarding the compensation of Ditech's Chief Executive Officer and each of the most highly compensated executive officers of Ditech whose salary and bonus for fiscal 2000 were in excess of $100,000 (the "Named Executive Officers"). In accordance with Securities and Exchange Commission rules, annual compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constitutes less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for the fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG-TERM
                                                                                                  COMPENSATION
                                                                                                     AWARDS
                                                                                              ------------------
                                                           ANNUAL COMPENSATION (1)                 SECURITIES
                                                   ----------------------------------------        UNDERLYING
NAME AND PRINCIPAL POSITION                           YEAR          SALARY         BONUS             OPTIONS
                                                   ------------  -------------  ------------  ------------------
Timothy Montgomery                                    2000           $250,000      $250,000             253,888
    Chief Executive Officer and President ....        1999            225,000       100,000             266,666
Toni Bellin                                           2000            160,000        53,000              50,000
    Vice President of Operations .............        1999             47,116        33,333             200,000
Mark Schwager                                         2000            146,634        51,000                  --
    Vice President of Marketing ..............        1999                 --(1)         --             200,000
Serge Stepanoff

    Vice President of Engineering and                 2000            130,000        60,000             125,020
    Development, Echo Cancellation Products...        1999            120,000        42,960                  --
William Tamblyn                                       2000            150,000       125,000             149,586
    Vice President and Chief Financial Officer        1999            135,000        54,000              33,332

(1) Mr. Schwager began employment on April 27, 1999 but did not receive cash compensation until the first payroll in May 1999.


OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth each grant of stock options made during the fiscal year ended April 30, 2000 to each of the Named Executive Officers. The exercise price per share of each option was equal to the quoted fair market value of the common stock on the date of grant. During the fiscal year ended April 30, 2000, Ditech granted employees, consultants and directors options to purchase an aggregate of 1,744,194 shares of common stock.






                                                           INDIVIDUAL GRANTS                                 POTENTIAL
                                        ---------------------------------------------------------       REALIZABLE VALUE AT
                                        NUMBER OF                                                         ASSUMED ANNUAL
                                        SECURITIES     % OF TOTAL                                          RATES OF STOCK
                                        UNDERLYING       OPTIONS        EXERCISE                         PRICE APPRECIATION
                                         OPTIONS         GRANTED        PRICE PER      EXPIRATION          FOR OPTION TERM
NAME                                      GRANTED          2000           SHARE           DATE            5%            10%
----                                    -----------    ------------    -----------    -----------    -----------    -----------
Timothy Montgomery(1)..............        253,888            14.6          $9.00        8/10/09     $1,437,019     $3,641,689
Toni Bellin(2).....................         50,000             2.9          24.69        10/4/09        776,292      1,967,276
Marc Schwager .....................             --              --             --             --             --             --
Serge Stepanoff(3).................        125,020             7.2           9.00        8/10/09        707,620      1,793,247
William Tamblyn(4).................        149,586             8.6           9.00        8/10/09        846,664      2,145,614

(1) Mr. Montgomery's option grant vests 0% during the first year, 12% during the second year, 28% during the third year and 60% during the fourth year of its term.

(2) Ms. Bellin's option grant vests 0% during the first through fourth years and 100% during the fifth year of its term.

(3) Mr. Stepanoff's option grant vests 0% during the first year, 22% during the second year, 38% during the third year and 40% during the fourth year of its term.

(4) Mr. Tamblyn's option grant vests 0% during the first year, 19% during the second year, 37% during the third year and 44% during the fourth year of its term.

         In accordance with the rules of the Securities and Exchange Commission, the columns referring to potential realizable value show the gains or "option spreads" that would exist for the options granted based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. The rules of the SEC require us to use these assumed annual compound rates of stock price appreciation. These estimated rates do not represent our estimate or projection of future common stock prices.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information regarding option exercises, and the fiscal year end values of stock options held by each of the Named Executive Officers during the fiscal year ended April 30, 2000 and exercisable and unexercisable options held as of April 30, 2000:

                                                              NUMBER OF SECURITIES                   VALUE OF UNEXERCISED
                         UNDERLYING                          UNEXERCISED OPTIONS                   IN-THE-MONEY OPTIONS AT
                           SHARES                              AT APRIL 30, 2000                         APRIL 30, 2000
                        ACQUIRED ON       VALUE      -------------------------------------  ---------------------------------------
                          EXERCISE       REALIZED       EXERCISABLE       UNEXERCISABLE        EXERCISABLE        UNEXERCISABLE
                        -------------  ------------  ------------------  -----------------  ------------------  ------------------
Timothy Montgomery                --            --             453,888                 --         $36,485,904                  --
Toni Bellin                   55,000    $3,778,455             195,000                 --          15,378,125                  --
Marc Schwager                     --            --             200,000                 --          16,175,000                  --
Serge Stepanoff              163,886     6,355,068             161,130                 --          12,676,822                  --
William Tamblyn               44,332     1,731,218             175,422                 --          13,680,160                  --


         Each option grant permits immediate exercise subject to a repurchase option in favor of Ditech, which generally lapses over a four-year period. The quoted fair market value of Ditech's common stock on or about April 30, 2000 was $85.75 per share.

EMPLOYMENT AGREEMENTS

         In September 1998, Ditech entered into an employment agreement with Timothy Montgomery to serve as Ditech's President and Chief Executive Officer at a base salary of $225,000 a year starting on November 1, 1998, with an annual discretionary bonus set by the Board and based upon specific objectives to be agreed upon by Mr. Montgomery and the Board. The employment agreement also provides that Mr. Montgomery will receive an option to purchase 533,332 shares of Ditech common stock. The employment agreement is at-will, contains a non-solicitation agreement, and provides that if Mr. Montgomery is terminated without cause, he will be paid a lump sum equal to twelve months base salary. However, if Mr. Montgomery resigns, his employment is terminated for cause, or there is a change in control of Ditech, he will receive no severance benefits. In the event of a change of control of Ditech, all of Mr. Montgomery's outstanding, unvested options will immediately become fully vested.

         In November 1998, Ditech entered into an employment agreement with Toni Bellin to serve as Vice President of Operations at a base salary of $150,000 a year, with a guaranteed bonus of $25,000 in 1999 and an option to purchase 200,000 shares of Ditech common stock. The employment agreement is at-will, although if Ms. Bellin is terminated for other than cause or permanent disability during her first two years of service Ditech must pay Ms. Bellin's base salary for the lesser of a period of one year following the termination of her employment, or the period ending on the second anniversary of her first day of employment. Ms. Bellin received a signing bonus of $25,000, though if she severs her employment with Ditech within her first twelve months with the company she must repay $12,500 of the signing bonus.

         In April 1999, Ditech entered into an employment agreement with Marc Schwager to serve as Vice President of Marketing at a base salary of $150,000 a year, with a guaranteed bonus of $30,000 in 1999 and an option to purchase 200,000 shares of Ditech common stock. The employment agreement is at-will, although if Mr. Schwager is terminated for other than cause or permanent disability during his first year of service Ditech must pay Mr. Schwager's base salary for the period ending on the first anniversary of his first day of employment. Mr. Schwager received a signing bonus of $25,000, though if he severs his employment with Ditech within his first twelve months with the company he must repay $12,500 of the signing bonus.

         In February 2000, Ditech entered into an employment agreement with Ian Wright to serve as Senior Vice President Development Engineering at a base salary of $180,000, with a guaranteed bonus of $60,000 in 2000 and an option to purchase 350,000 shares of Ditech common stock. The employment agreement is at-will, although if Mr. Wright is terminated for other than cause or permanent disability during his first year of service Ditech must pay Mr. Wright's base salary for the period ending on the first anniversary of his first day of employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 2000, Messrs. Avis, Hasler and Jones served as members of the Compensation Committee of Ditech's Board of Directors. Mr. Avis is a Managing Partner of Summit Partners, a private equity capital firm that became a major stockholder of Ditech in connection with our recapitalization in 1997.

         No member of the Compensation Committee serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of Ditech's Board of Directors or Compensation Committee. Prior to the formation of the Compensation Committee in May 1997, the Board of Directors of Ditech as a whole made decisions relating to compensation of Ditech's executive officers.

DIRECTOR COMPENSATION

         Ditech does not currently provide cash compensation to non-employee directors for services in such capacity, but directors may be reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings. Non-employee directors also receive, upon initial appointment, options to purchase 10,000 shares multiplied by the number of months remaining until the next succeeding annual meeting of stockholders and then divided by twelve. In addition, each non-employee director will automatically be granted an option to purchase 10,000 shares of common stock immediately following each annual meeting of stockholders; provided, that such grant to a non-employee director receiving such annual grant for the first time shall be 20,000 shares rather than 10,000 shares. These options are granted at 100% of the fair market value of the common stock on the date of grant, are fully vested and have a five-year term.

LIMITATION OF DIRECTORS' AND OFFICERS' LIABILITY

         Ditech's Bylaws provide that Ditech will indemnify its directors and executive officers and may indemnify its other officers, employees and other agents to the fullest extent permitted by Delaware law. Ditech is also empowered under its Bylaws to enter into indemnification contracts with its directors and officers and to purchase insurance on behalf of any person it is required or permitted to indemnify. Pursuant to this provision, Ditech has entered into indemnification agreements with each of its directors and executive officers.

         Ditech has obtained officer and director liability insurance with respect to liabilities arising out of certain matters, including matters arising under the Securities Act. In addition, Ditech's Certificate of Incorporation provides that, to the fullest extent permitted by Delaware law, Ditech's directors will not be liable for monetary damages for breach of the directors' fiduciary duty of care to Ditech and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as an injunction or other forms of non-monetary relief would remain available under Delaware law. Under current Delaware law, a director's liability to Ditech or its stockholders may not be limited with respect to any breach of the director's duty of loyalty to Ditech or its stockholders, for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for any transaction from which the director derived an improper personal benefit, for improper transactions between the director and Ditech and for improper distributions to stockholders and loans to directors and officers. This provision also does not affect a director's responsibilities under any other laws such as the federal securities laws or state or federal environmental laws.

         There is no pending litigation or proceeding involving a director or officer of Ditech as to which indemnification is being sought, nor is Ditech aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the provisions described above or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 30, 2000 by:

         - each stockholder who is known by us to own beneficially more than 5% of our common stock;

         -        each of our Named Executive Officers;

         -        each of our directors; and

         -        all of our directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, we believe, based on information furnished by such persons, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 28,274,010 shares of common stock outstanding as of April 30, 2000.

                                                                                  SHARES BENEFICIALLY
                                                                                        OWNED
                                                                            ------------------------------
BENEFICIAL OWNER                                                             NUMBER               PERCENT
----------------                                                             --------            ---------
Entities affiliated with Summit Partners (1) .................                688,167               2.4%
Seahawk Ranch Irrevocable Trust (2) ..........................                583,967               2.1
Seahawk Investment Trust (2) .................................                594,438               2.1
Timothy Montgomery (3) .......................................                840,684               2.9
Pong Lim (4) .................................................                737,796               2.6
William Tamblyn (5) ..........................................                312,996               1.1
Toni Bellin (6) ..............................................                195,000                 *
Serge Stepanoff (7) ..........................................                266,728                 *
Ian Wright (8) ...............................................                350,000               1.2
Marc Schwager (9) ............................................                200,000                 *
Charles Davis (13) ...........................................                654,624               2.3
Gregory Avis (10) ............................................                698,167               2.5
Peter Chung (11) .............................................                698,167               2.5
William Hasler (15) ..........................................                 74,640                 *
Kenneth E. Jones (12) ........................................              1,222,634               4.3
George Turner (15) ...........................................                148,336                 *
All directors and executive officers as a group (13 persons) (14)           5,721,600              19.1
Entities affiliated with Fidelity Investments (16) ...........              3,582,352             12.67
Pilgrim Baxter & Associates, Ltd (17) ........................              2,787,000              9.86

------------------------

*        Represents beneficial ownership of less than 1 percent.

(1) Shares consist of 625,498 shares held by Summit Ventures IV, L.P., 20,686 shares held by Summit Investors III, L.P., and 41,983 shares held by Summit Subordinated Debt Fund, L.P. Summit Partners is located at 600 Atlantic Ave., Suite 2800, Boston, MA 02210-2227. Summit Partners IV, L.P. is the General Partner of Summit Ventures IV, L.P. Summit Partners SD, L.P. is the General Partner of Summit Subordinated Debt Fund, L.P. and Stamps, Woodsum & Co., III is the General Partner of Summit Partners SD, L.P. The following individuals are General Partners of Stamps Woodsum & Co., IV, Summit Investors III, L.P. and Stamps, Woodsum & Co., III, L.P.: E. Roe Stamps, IV, Stephen G. Woodsum, Martin J. Mannion, John A. Genest, Gregory M. Avis, Bruce R. Evans, Walter G. Kortschak, Thomas S. Roberts, Joseph F. Trustey,
         Peter Y. Chung and Kevin P. Mohan. As general partners, such persons may be deemed to have beneficial ownership of the shares held by Summit Ventures IV, L.P., Summit Investors III, L.P. and Summit Subordinated Debt Fund, L.P.

(2) Seahawk Investment Trust and Seahawk Ranch Irrevocable Trust are located at 550 Pilgrim Drive, Foster City, California 94404. Kenneth Jones and Signe Kim Lauridsen-Jones are trustees of the Seahawk Investment Trust and, as such, may be deemed to have beneficial ownership of the shares held by Seahawk Investment Trust. Mr. Jones and Philip E. Blake are trustees of the Seahawk Ranch Irrevocable Trust and, as such, may be deemed to have beneficial ownership of the shares held by Seahawk Ranch Irrevocable Trust.

(3) Includes 453,888 shares which may be acquired pursuant to the exercise of stock options. On April 30, 2000, 131,945 of Mr. Montgomery's shares were subject to a repurchase option in favor of Ditech.

(4) Includes 10,000 shares which may be acquired pursuant to the exercise of stock options. The address for Mr. Lim is c/o Ditech Corporation, 825 E. Middlefield Rd., Mountain View, CA 94043.

(5) Includes 175,422 shares which may be acquired pursuant to the exercise of stock options. On April 30, 2000, 34,581 of Mr. Tamblyn's shares were subject to a repurchase option in favor of Ditech.

(6) Consists solely of 195,000 shares which may be acquired pursuant to the exercise of stock options.

(7) Includes 161,130 shares which may be acquired pursuant to the exercise of stock options.

(8) Includes 350,000 shares which may be acquired pursuant to the exercise of stock options.

(9) Consists solely of 200,000 shares which may be acquired pursuant to the exercise of stock options.

(10) The shares are beneficially owned by Summit Partners. Mr. Avis is a Managing Partner of Summit Partners. See footnote (1). Includes 10,000 shares which may be acquired pursuant to the exercise of stock options. The address for Mr. Avis is c/o Summit Partners, 600 Atlantic Ave., Suite 2800, Boston, MA 02210-2227.

(11) The shares are beneficially owned by Summit Partners. Mr. Chung is a General Partner of Stamps, Woodson & Co IV. Includes 10,000 shares which may be acquired pursuant to the exercise of stock options. See footnote (1). The address for Mr. Chung is c/o Summit Partners, 600 Atlantic Ave., Suite 2800, Boston, MA 02210-2227.

(12) Total number of shares includes 583,967 shares of common stock held by Seahawk Ranch Irrevocable Trust, of which Mr. Jones is a trustee; 594,438 shares of common stock held by Seahawk Investment Trust, of which Mr. Jones is a trustee; and 34,224 shares of common stock held by Western General Corporation, of which Mr. Jones is the president. Includes 10,000 shares which may be acquired pursuant to the exercise of stock options. The address for Mr. Jones if 550 Pilgrim Drive, Foster city, California 94404.

(13) Includes 8,834 shares held by Telinnovation Corporation, 8,480 shares held by Telinnovation Service Corporation and 637,310 shares held by Telinnovation Partnership. Mr. Davis remains a shareholder/partner in each of these entities and therefore may be deemed to have beneficial ownership of the shares held by each entity. As of April 30, 2000, 218,208 shares were subject to forfeiture if Mr. Davis were to discontinue his employment with Ditech and 109,024 shares were subject to forfeiture pursuant to indemnification clauses in the asset acquisition from the Telinnovation entities.

(14) Includes 1,585,440 shares that may be acquired pursuant to the exercise of stock options. See notes 1 through 12 above and note 15.

(15) Includes 10,000 shares which may be acquired pursuant to the exercise of stock options.

(16) Shares consist of: 3,342,052 shares held by Fidelity Management & Research Company located at 82 Devonshire Street, Boston, Massachusetts 02109; 33,500 shares held by Fidelity International Limited, Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda; and 206,800 shares held by Fidelity Management Trust Company, 82 Devonshire Street, Boston, Massachusetts 02109.

(17) Shares are owned by Pilgrim Baxter & Associates Ltd., 825 Duportail Road, Wayne, Pennsylvania 19087

    ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1999, in connection with our initial public offering, we redeemed all of our Series A Preferred Stock by payment of approximately $1.14 per share of Series A Preferred Stock pursuant to the terms thereof. In connection with this redemption, we redeemed: from funds affiliated with Summit Partners, of which Mr. Avis, a director of Ditech, is Managing Partner, and of which Mr. Chung, a director of Ditech, is a General Partner, an aggregate of 12,000,000 shares of Series A preferred stock; from The Seahawk Investment Trust and the Seahawk Ranch Irrevocable Trust, collectively, an aggregate of 2,272,344 shares of Series A preferred stock, of which trusts Mr. Jones, a director of Ditech, is a trustee; and from Mr. Turner, a director of Ditech, 255,461 shares of Series A preferred stock.

         On February 1, 2000, we acquired: (i) substantially all of the assets of Telinnovation, a California general partnership, Telinnovation Corporation, a California corporation, and Telinnovation Service Corporation, a California corporation, and (ii) all of the assets relating to voice enhancement and echo cancellation technology from Richard Hardy, an individual. The Telinnovation entities and Mr. Hardy received in exchange for the assets an aggregate total of one million two hundred thousand (1,200,000) shares of our common stock (after giving retroactive effect our 2-for-1 stock split accounted for as a stock dividend effected in February 2000). Charlie Davis, our Executive Vice President and Chief Technology Officer--DSP Products, was a principal of Telinnovation as a Founder and Chief Executive Officer. His portion of the transaction is approximately 654,624 shares, a portion of which is subject to forfeiture upon termination of employment or under indemnification obligations.

         In fiscal 2000, we paid Pong Lim salary and bonuses totaling $155,160 related to services rendered as an employee of the Company. Mr. Lim's employment ended on September 30, 1999. Subsequent to that date, Mr. Lim received no further compensation.

         See also Employment Agreements in Item 11 of this Annual Report on Form 10-K.

    ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Form 10-K:

         (1)      FINANCIAL STATEMENTS

                  Reference is made to the Index to Financial Statements of Ditech Communications Corporation under Item 8 in Part II of this Form 10-K

         (2)      FINANCIAL STATEMENT SCHEDULES

                  All schedules are omitted because they are not required, they are not applicable or information appears included in the financial statements or notes thereto.

         (3)      EXHIBITS

                  The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

         (4)      REPORTS ON FORM 8-K

                  Ditech filed one report on Form 8-K during the fourth quarter of fiscal 2000. This report was filed on February 16, 2000 and related to the acquisition of substantially all the assets of Telinnovation.

              ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


EXHIBIT              DESCRIPTION OF DOCUMENT
-------              -----------------------
     2.1             Agreement and Plan of Merger and Reorganization, dated June 21, 2000, among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks,
                     Inc., a Delaware corporation.
     3.1  *          Amended and Restated Certificate of Incorporation of the Registrant,
                     filed June 14, 1999
     3.2  *          Bylaws of the Registrant
     4.1  *          Reference is made to Exhibits 3.1 and 3.2
     4.2  **         Specimen Stock Certificate
     4.3  **         Amended and Restated Registration Agreement, dated March 19, 1999, between Ditech and certain investors
    10.1  **         Lease Agreement,  dated August 31, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended
                     January 25, 1999
    10.2  **(1)      1997 Ditech Stock Option Plan
    10.3  **(1)      1998 Amended and Restated Ditech Stock Option Plan
    10.4  **(1)      1999 Employee Stock Purchase Plan
    10.5  **         1999 Non-employee Directors' Stock Option Plan
    10.6  **(1)      Employment Agreement, dated September 1998, between Ditech and Timothy Montgomery
    10.7  **(1)      Employment Agreement, dated September 14, 1998, between Ditech and Pong Lim
    10.8  **(1)      Employment Agreement, dated November 4, 1998, between Ditech and Toni Bellin
    10.9  **         Credit Agreement, dated August 20, 1997, between Ditech and BankBoston, N.A.
    10.10**          First Amendment to the Credit Agreement, dated August 13, 1998, between Ditech and BankBoston, N.A.
    10.11**          Second Amendment to the Credit Agreement, dated December 18, 1998, between Ditech and BankBoston, N.A.
    10.11.1*         Third Amendment to Credit Agreement, dated August 13, 1999, between Ditech and BankBoston, N.A.
    10.12**          Security Agreement, dated August 20, 1997, between Ditech and BankBoston, N.A.
    10.13**          Intellectual Property Security Agreement, dated August 20, 1997, between Ditech and BankBoston, N.A.
    10.14**          Master Amendment and Lease Schedule, dated December 15, 1998, between Ditech and BancBoston Leasing Inc.
    10.15+**         Invention Purchase Agreement, dated November 15, 1998, between Ditech and Telinnovation
    10.16**(1)       Form of Indemnity Agreement to be entered between Ditech and its executive officers and directors
    10.17**(1)       Employment Agreement dated April 27, 1999, between Ditech and Marc Schwager

    10.18**          Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
    10.19**(1)       Form of option agreement under the 1997 Stock Option Plan
    10.20**(1)       Form of option agreement under the 1998 Stock Option Plan
    10.21++          Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation
    10.22***         Asset Purchase Agreement, dated as of December 8, 1999 among Ditech Communications Corporation, Telinnovation,
                     Telinnovation Corporation and Telinnovation Service Corporation, Charles Davis and David Shvarts
    10.23***         Asset Purchase Agreement, dated as of December 8, 1999 among Ditech Communications Corporation, and
                     Richard Hardy
    10.24(1)         Employment Agreement, dated January 31, 2000, between Ditech and Ian Wright
    10.25***         1999 Non-Qualified Stock Option Plan
    10.26            Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LCC
    10.27(1)         Stock Option Agreement for Ian Wright-outside of the 1998 Stock Option Plan
    23.1             Consent of PricewaterhouseCoopers LLP
    27.1             Financial Data Schedule
------------------------

* Incorporated by reference from the exhibits with corresponding numbers from the Registrant's Registration Statement (No. 333-86691), filed September 8, 1999.

** Incorporated by reference from the exhibits with corresponding numbers from the Registrant's Registration Statement (No. 333-75063), declared effective on June 9, 1999.

*** Incorporated by reference from the exhibits with titles from the Registrant's Current Report on Form 8-K filed February 16, 2000.

(1)      Management contract or compensatory plan or arrangement.

+ Confidential treatment has been granted as to a portion of this exhibit pursuant to Rule 406 under the Securities Act. The confidential portion of such exhibit has been omitted and filed separately with the Commission.

++ Incorporated by reference from the exhibit with the corresponding exhibit number from the Registrant's Quarterly Report on Form 10-Q for the quarter ending July 31, 1999. Confidential treatment has been granted for a portion of this exhibit.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 28, 2000                  DITECH COMMUNICATIONS CORPORATION

                               By: /s/ Timothy K. Montgomery
                                   -----------------------------
                                   Timothy K. Montgomery
                                   CHIEF EXECUTIVE OFFICER AND PRESIDENT

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 SIGNATURES                                       TITLE                                        DATE
                 ----------
          /s/ Timothy K. Montgomery            President, Chief Executive Officer           July 28, 2000
---------------------------------------------- and Director (principal executive
            Timothy K. Montgomery              officer)



           /s/ William J. Tamblyn              Vice President and Chief Financial Officer   July 28, 2000
---------------------------------------------- (principal financial and accounting
             William J. Tamblyn                 officer)



               /s/ Pong C. Lim                 Chairman of the Board of Directors           July 28, 2000
----------------------------------------------
                 Pong C. Lim

             /s/ Gregory M. Avis               Director                                     July 28, 2000
----------------------------------------------
               Gregory M. Avis

             /s/ Peter Y. Chung                Director                                     July 28, 2000
----------------------------------------------
               Peter Y. Chung

            /s/ William A. Hasler              Director                                     July 28, 2000
----------------------------------------------
              William A. Hasler

            /s/ Kenneth E. Jones               Director                                     July 28, 2000
----------------------------------------------
              Kenneth E. Jones

            /s/ George J. Turner               Director                                     July 28, 2000
----------------------------------------------
              George J. Turner

            /s/ Andrei M. Manoliu              Director                                     July 28, 2000
----------------------------------------------
              Andrei M. Manoliu

                              INDEX TO EXHIBITS


EXHIBIT              DESCRIPTION OF DOCUMENT
-------              -----------------------
     2.1             Agreement and Plan of Merger and Reorganization, dated June 21, 2000, among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks,
                     Inc., a Delaware corporation.
     3.1  *          Amended and Restated Certificate of Incorporation of the Registrant,
                     filed June 14, 1999
     3.2  *          Bylaws of the Registrant
     4.1  *          Reference is made to Exhibits 3.1 and 3.2
     4.2  **         Specimen Stock Certificate
     4.3  **         Amended and Restated Registration Agreement, dated March 19, 1999, between Ditech and certain investors
    10.1  **         Lease Agreement,  dated August 31, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended
                     January 25, 1999
    10.2  **(1)      1997 Ditech Stock Option Plan
    10.3  **(1)      1998 Amended and Restated Ditech Stock Option Plan
    10.4  **(1)      1999 Employee Stock Purchase Plan
    10.5  **         1999 Non-employee Directors' Stock Option Plan
    10.6  **(1)      Employment Agreement, dated September 1998, between Ditech and Timothy Montgomery
    10.7  **(1)      Employment Agreement, dated September 14, 1998, between Ditech and Pong Lim
    10.8  **(1)      Employment Agreement, dated November 4, 1998, between Ditech and Toni Bellin
    10.9  **         Credit Agreement, dated August 20, 1997, between Ditech and BankBoston, N.A.
    10.10**          First Amendment to the Credit Agreement, dated August 13, 1998, between Ditech and BankBoston, N.A.
    10.11**          Second Amendment to the Credit Agreement, dated December 18, 1998, between Ditech and BankBoston, N.A.
    10.11.1*         Third Amendment to Credit Agreement, dated August 13, 1999, between Ditech and BankBoston, N.A.
    10.12**          Security Agreement, dated August 20, 1997, between Ditech and BankBoston, N.A.
    10.13**          Intellectual Property Security Agreement, dated August 20, 1997, between Ditech and BankBoston, N.A.
    10.14**          Master Amendment and Lease Schedule, dated December 15, 1998, between Ditech and BancBoston Leasing Inc.
    10.15+**         Invention Purchase Agreement, dated November 15, 1998, between Ditech and Telinnovation
    10.16**(1)       Form of Indemnity Agreement to be entered between Ditech and its executive officers and directors
    10.17**(1)       Employment Agreement dated April 27, 1999, between Ditech and Marc Schwager
    10.18**          Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
    10.19**(1)       Form of option agreement under the 1997 Stock Option Plan
    10.20**(1)       Form of option agreement under the 1998 Stock Option Plan
    10.21++          Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation
    10.22***         Asset Purchase Agreement, dated as of December 8, 1999 among Ditech Communications Corporation, Telinnovation,
                     Telinnovation Corporation and Telinnovation Service Corporation, Charles Davis and David Shvarts
    10.23***         Asset Purchase Agreement, dated as of December 8, 1999 among Ditech Communications Corporation, and
                     Richard Hardy
    10.24(1)         Employment Agreement, dated January 31, 2000, between Ditech and Ian Wright
    10.25***         1999 Non-Qualified Stock Option Plan
    10.26            Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LCC
    10.27(1)         Stock Option Agreement for Ian Wright-outside of the 1998 Stock Option Plan
    23.1             Consent of PricewaterhouseCoopers LLP
    27.1             Financial Data Schedule
------------------------

* Incorporated by reference from the exhibits with corresponding numbers from the Registrant's Registration Statement (No. 333-86691), filed September 8, 1999.

** Incorporated by reference from the exhibits with corresponding numbers from the Registrant's Registration Statement (No. 333-75063), declared effective on June 9, 1999.

*** Incorporated by reference from the exhibits with titles from the Registrant's Current Report on Form 8-K filed February 16, 2000.

(1)      Management contract or compensatory plan or arrangement.

+ Confidential treatment has been granted as to a portion of this exhibit pursuant to Rule 406 under the Securities Act. The confidential portion of such exhibit has been omitted and filed separately with the Commission.

++ Incorporated by reference from the exhibit with the corresponding exhibit number from the Registrant's Quarterly Report on Form 10-Q for the quarter ending July 31, 1999. Confidential treatment has been granted for a portion of this exhibit.