Form 10-K405/A
period 2000-04-30
DITECH CORP
filed 2000-08-10
CIK 1080667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K/A
                                  Amendment No. 1

       (MARK ONE)

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

                                   94-2935531
                      (I.R.S. Employer Identification No.)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

------------------------------------------------------------------
------------------------------------------------------------------

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        DITECH COMMUNICATIONS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                   ----
Report of Independent Accountants .............................................      2
Balance Sheets ................................................................      3
Statements of Operations ......................................................      4
Statements of Stockholders' Equity (Deficit) ..................................      5
Statements of Cash Flows ......................................................      6
Notes to Financial Statements .................................................      7

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

                                                                                         YEAR ENDED APRIL 30,
                                                                                   ---------------------------------
                                                                                        1999               2000
                                                                                   ----------------    -------------
                                                                                             (UNAUDITED)
         Pro forma financial information (unaudited)
         Net revenues ........................................................             $26,474         $117,658
                                                                                   ----------------    -------------
         Income (loss) from operations .......................................            $(12,022)         $38,426
                                                                                   ----------------    -------------
         Net income (loss) attributable to common stockholders ...............             $(8,987)         $23,458
                                                                                   ----------------    -------------
         Net income (loss) per share attributable to common stockholders:
             Basic ...........................................................              $(1.13)           $0.97
                                                                                   ----------------    -------------
             Diluted .........................................................              $(1.13)           $0.84
                                                                                   ----------------    -------------
         Weighted average shares:
             Basic ...........................................................               7,932           24,105
                                                                                   ----------------    -------------
             Diluted .........................................................               7,932           27,916
                                                                                   ----------------    -------------

4.  BALANCE SHEET ACCOUNTS

         INVENTORIES:

         Inventories comprised (in thousands):

                                                                                          APRIL 30,
                                                                             -------------------------------
                                                                                  1999             2000
                                                                             -------------    --------------
                Raw materials ...........................................          $2,099            $1,717
                Work in progress ........................................             263               849
                Finished goods ..........................................           2,244             4,030
                                                                             -------------    --------------
                     Total ...............................................         $4,606            $6,596
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

              ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


EXHIBIT              DESCRIPTION OF DOCUMENT
-------              -----------------------
     2.1+++          Agreement and Plan of Merger and Reorganization, dated June 21, 2000, among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks,
                     Inc., a Delaware corporation.
     3.1  *          Amended and Restated Certificate of Incorporation of the Registrant,
                     filed June 14, 1999
     3.2  *          Bylaws of the Registrant
     4.1  *          Reference is made to Exhibits 3.1 and 3.2
     4.2  **         Specimen Stock Certificate
     4.3  **         Amended and Restated Registration Agreement, dated March 19, 1999, between Ditech and certain investors
    10.1  **         Lease Agreement,  dated August 31, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended
                     January 25, 1999
    10.2  **(1)      1997 Ditech Stock Option Plan
    10.3  **(1)      1998 Amended and Restated Ditech Stock Option Plan
    10.4  **(1)      1999 Employee Stock Purchase Plan
    10.5  **         1999 Non-employee Directors' Stock Option Plan
    10.6  **(1)      Employment Agreement, dated September 1998, between Ditech and Timothy Montgomery
    10.7  **(1)      Employment Agreement, dated September 14, 1998, between Ditech and Pong Lim
    10.8  **(1)      Employment Agreement, dated November 4, 1998, between Ditech and Toni Bellin
    10.9  **         Credit Agreement, dated August 20, 1997, between Ditech and BankBoston, N.A.
    10.10**          First Amendment to the Credit Agreement, dated August 13, 1998, between Ditech and BankBoston, N.A.
    10.11**          Second Amendment to the Credit Agreement, dated December 18, 1998, between Ditech and BankBoston, N.A.
    10.11.1*         Third Amendment to Credit Agreement, dated August 13, 1999, between Ditech and BankBoston, N.A.
    10.12**          Security Agreement, dated August 20, 1997, between Ditech and BankBoston, N.A.
    10.13**          Intellectual Property Security Agreement, dated August 20, 1997, between Ditech and BankBoston, N.A.
    10.14**          Master Amendment and Lease Schedule, dated December 15, 1998, between Ditech and BancBoston Leasing Inc.
    10.15+**         Invention Purchase Agreement, dated November 15, 1998, between Ditech and Telinnovation
    10.16**(1)       Form of Indemnity Agreement to be entered between Ditech and its executive officers and directors
    10.17**(1)       Employment Agreement dated April 27, 1999, between Ditech and Marc Schwager

    10.18**          Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
    10.19**(1)       Form of option agreement under the 1997 Stock Option Plan
    10.20**(1)       Form of option agreement under the 1998 Stock Option Plan
    10.21++          Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation
    10.22***         Asset Purchase Agreement, dated as of December 8, 1999 among Ditech Communications Corporation, Telinnovation,
                     Telinnovation Corporation and Telinnovation Service Corporation, Charles Davis and David Shvarts
    10.23***         Asset Purchase Agreement, dated as of December 8, 1999 among Ditech Communications Corporation, and
                     Richard Hardy
    10.24+++(1)      Employment Agreement, dated January 31, 2000, between Ditech and Ian Wright
    10.25***         1999 Non-Qualified Stock Option Plan
    10.26+++         Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LCC
    10.27+++(1)      Stock Option Agreement for Ian Wright-outside of the 1998 Stock Option Plan
    23.1             Consent of PricewaterhouseCoopers LLP
    27.1+++          Financial Data Schedule
------------------------

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

+++ Previously filed with the Annual Report on Form 10-K which this report amends.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2000                DITECH COMMUNICATIONS CORPORATION

                               By: /s/ William J. Tamblyn
                                   -----------------------------
                                   William J. Tamblyn
                                   Vice President and Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT              DESCRIPTION OF DOCUMENT
-------              -----------------------
     2.1+++          Agreement and Plan of Merger and Reorganization, dated June 21, 2000, among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks,
                     Inc., a Delaware corporation.
     3.1  *          Amended and Restated Certificate of Incorporation of the Registrant,
                     filed June 14, 1999
     3.2  *          Bylaws of the Registrant
     4.1  *          Reference is made to Exhibits 3.1 and 3.2
     4.2  **         Specimen Stock Certificate
     4.3  **         Amended and Restated Registration Agreement, dated March 19, 1999, between Ditech and certain investors
    10.1  **         Lease Agreement,  dated August 31, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended
                     January 25, 1999
    10.2  **(1)      1997 Ditech Stock Option Plan
    10.3  **(1)      1998 Amended and Restated Ditech Stock Option Plan
    10.4  **(1)      1999 Employee Stock Purchase Plan
    10.5  **         1999 Non-employee Directors' Stock Option Plan
    10.6  **(1)      Employment Agreement, dated September 1998, between Ditech and Timothy Montgomery
    10.7  **(1)      Employment Agreement, dated September 14, 1998, between Ditech and Pong Lim
    10.8  **(1)      Employment Agreement, dated November 4, 1998, between Ditech and Toni Bellin
    10.9  **         Credit Agreement, dated August 20, 1997, between Ditech and BankBoston, N.A.
    10.10**          First Amendment to the Credit Agreement, dated August 13, 1998, between Ditech and BankBoston, N.A.
    10.11**          Second Amendment to the Credit Agreement, dated December 18, 1998, between Ditech and BankBoston, N.A.
    10.11.1*         Third Amendment to Credit Agreement, dated August 13, 1999, between Ditech and BankBoston, N.A.
    10.12**          Security Agreement, dated August 20, 1997, between Ditech and BankBoston, N.A.
    10.13**          Intellectual Property Security Agreement, dated August 20, 1997, between Ditech and BankBoston, N.A.
    10.14**          Master Amendment and Lease Schedule, dated December 15, 1998, between Ditech and BancBoston Leasing Inc.
    10.15+**         Invention Purchase Agreement, dated November 15, 1998, between Ditech and Telinnovation
    10.16**(1)       Form of Indemnity Agreement to be entered between Ditech and its executive officers and directors
    10.17**(1)       Employment Agreement dated April 27, 1999, between Ditech and Marc Schwager
    10.18**          Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
    10.19**(1)       Form of option agreement under the 1997 Stock Option Plan
    10.20**(1)       Form of option agreement under the 1998 Stock Option Plan
    10.21++          Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation
    10.22***         Asset Purchase Agreement, dated as of December 8, 1999 among Ditech Communications Corporation, Telinnovation,
                     Telinnovation Corporation and Telinnovation Service Corporation, Charles Davis and David Shvarts
    10.23***         Asset Purchase Agreement, dated as of December 8, 1999 among Ditech Communications Corporation, and
                     Richard Hardy
    10.24+++(1)      Employment Agreement, dated January 31, 2000, between Ditech and Ian Wright
    10.25***         1999 Non-Qualified Stock Option Plan
    10.26+++         Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LCC
    10.27+++(1)      Stock Option Agreement for Ian Wright-outside of the 1998 Stock Option Plan
    23.1             Consent of PricewaterhouseCoopers LLP
    27.1+++          Financial Data Schedule
------------------------

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

+++ Previously filed with the Annual Report on Form 10-K which this report amends.