Form 10-Q
period 2000-07-31
DITECH CORP
filed 2000-09-14
CIK 1080667

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 31, 2000

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

                                YES [ X ]     NO [  ]

As of August 31, 2000, 29,371,481 shares of the Registrant's common stock were outstanding.

                        DITECH COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
PART I.  FINANCIAL INFORMATION

ITEM 1.           Consolidated Financial Statements

                  Consolidated Statements of Operations
                  THREE MONTHS ENDED JULY 31, 2000 AND 1999                        3

                  Consolidated Balance Sheets
                  AS OF JULY 31, 2000 AND APRIL 30, 2000                           4

                  Consolidated Statements of Cash Flows
                  THREE MONTHS ENDED JULY 31, 2000 AND 1999                        5

                  Notes to the Consolidated Financial Statements                   6

ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              9

ITEM 3            Qualitative and Quantitative Disclosures About Market Risk      21

PART II.  OTHER INFORMATION

ITEM 1.           Legal Proceedings                                               22

ITEM 2.           Changes in Securities and Use of Proceeds                       22

ITEM 3.           Defaults Upon Senior Securities                                 22

ITEM 4.           Submission of Matters to a Vote of Security Holders             22

ITEM 5.           Other Information                                               22

ITEM 6.           Exhibits and Reports on Form 8-K                                22

Signatures                                                                        23


                    PART I. FINANCIAL INFORMATION

ITEM I.       Consolidated Financial Statements

                  Ditech Communications Corporation
                Consolidated Statements of Operations
                (in thousands, except per share data)
                             (unaudited)

                                                       Three months
                                                      ended July, 31
                                          --------------------------------------
                                               2000                     1999
                                          -------------            -------------
Revenues                                       $43,529                   $9,771
Cost of goods sold                              13,043                    4,139
                                          -------------            -------------
Gross profit                                    30,486                    5,632
                                          -------------            -------------
Operating expenses
   Sales and marketing                           2,630                    1,735
   Research and development                      5,105                    1,141
   General and administrative                    1,549                      858
   Amortization of goodwill and
   purchased technology                          2,154                       --
                                          -------------            -------------
     Total operating expenses                   11,438                    3,734
                                          -------------            -------------
Income from operations                          19,048                    1,898
                                          -------------            -------------
Other income/(expense)
   Interest income                               1,160                       63
   Interest expense                                (11)                    (172)
                                          -------------            -------------
     Total other income/(expense)                1,149                     (109)
                                          -------------            -------------
Income before provision for income taxes        20,197                    1,789
Provision for income taxes                       8,460                      750
                                          -------------            -------------
Net income                                      11,737                    1,039

Accretion of mandatorily redeemable
preferred stock to redemption value                 --                       99
                                          -------------            -------------
Net income attributable to
common stockholders                            $11,737                     $940
                                          -------------            -------------
                                          -------------            -------------
Net income attributable to common
stockholders per share
  Basic                                          $0.43                    $0.06
                                          -------------            -------------
                                          -------------            -------------
  Diluted                                        $0.39                    $0.04
                                          -------------            -------------
                                          -------------            -------------
Number of shares used in per
share calculations
  Basic                                         27,582                   16,719
                                          -------------            -------------
                                          -------------            -------------
  Diluted                                       30,093                   22,503
                                          -------------            -------------
                                          -------------            -------------

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        Ditech Communications Corporation
                           Consolidated Balance Sheets
                                 (in thousands)

                                                         July 31,     April 30,
                                                           2000         2000
                                                        ----------   ----------
                                                        (unaudited)
                                    ASSETS

Current assets
   Cash and cash equivalents                             $121,689      $88,616
   Accounts receivable, net                                19,978       20,349
   Inventories, net                                         7,443        6,596
   Deferred income taxes                                    2,288        1,839
   Other current assets                                     1,213          352
   Income taxes receivable                                     --        1,412
                                                        ----------   ----------
   Total current assets                                   152,611      119,164

Property and equipment, net                                 4,936        2,680
Purchased technology, net                                  23,323       24,617
Goodwill, net                                              74,885       10,790
Deferred income taxes                                      20,106        4,703
Other assets                                                4,682        3,198
                                                        ----------   ----------
Total assets                                             $280,543     $165,152
                                                        ----------   ----------
                                                        ----------   ----------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                       $ 7,263       $5,201
   Accrued expenses                                        15,984        4,228
   Deferred revenue                                         2,260        2,074
   Income taxes payable                                     4,698           --
   Note payable, current portion                            2,151           --
   Obligations under capital lease, current portion         2,099           55
                                                        ----------   ----------
   Total current liabilities                               34,455       11,558
                                                        ----------   ----------
Obligations under capital lease, net of current portion        12           21
                                                        ----------   ----------
   Total liabilities                                       34,467       11,579
                                                        ----------   ----------

Common stock                                                   29           28
Deferred stock compensation                               (22,350)     (21,937)
Additional paid in capital                                252,297      171,119
Retained earnings                                          16,100        4,363
                                                        ----------   ----------
   Total stockholders' equity                             246,076      153,573
                                                        ----------   ----------
Total liabilities and stockholders' equity               $280,543     $165,152
                                                        ----------   ----------
                                                        ----------   ----------

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        DITECH COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (unaudited)

                                                     Three months ended
                                                           July 31,
                                                  -------------------------
                                                     2000           1999
                                                  ----------     ----------
Cash flows from operating activities:
  Net income                                        $11,737         $1,039
Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                     481            350
      Increase in provision for doubtful accounts       200             --
      Gain on disposal of property and equipment         (2)            --
      Deferred income taxes                          (1,559)          (121)
      Amortization of deferred stock compensation     2,020             82
      Amortization of goodwill and other
        acquisition related intangible assets         2,151             --
      Changes in assets and liabilities:
        Accounts receivable                             308           (530)
        Inventories                                    (544)            57
        Other current assets                           (598)          (213)
        Income taxes receivable/payable               9,920            721
        Accounts payable                               (419)          (253)
        Accrued expenses and other                     (444)          (108)
        Deferred revenue                                186           (115)
                                                  ----------     ----------
      Net cash provided by operating activities      23,437            909
                                                  ----------     ----------

Cash flows from investing activities:
   Purchase of property and equipment                  (971)          (288)
   Other assets                                        (108)        (3,009)
   Net cash received in purchase method
     acquisitions                                     9,153             --
                                                  ----------     ----------
      Net cash provided by (used in)
      investing activities                            8,074         (3,297)
                                                  ----------     ----------

Cash flows from financing activities:
   Repurchase of common stock                            --             (3)
   Principal payments on notes payable                   --         (7,313)
   Principal payments on capital leases                 (18)           (14)
   Redemption of series A mandatorily
      redeemable preferred stock                         --        (19,655)
   Proceeds from issuance of common stock                --         34,377
   Proceeds from employee stock plan issuances        1,580              8
                                                  ----------     ----------
      Net cash provided by financing activities       1,562          7,400
                                                  ----------     ----------

Net increase in cash and cash equivalents            33,073          5,012
Cash and cash equivalents, beginning of period       88,616          3,114
                                                  ----------     ----------

Cash and cash equivalents, end of period           $121,689         $8,126
                                                  ----------     ----------
                                                  ----------     ----------

The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                       5

                               DITECH COMMUNICATIONS CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS

         Ditech Communications Corporation ("Ditech" or the "Company") designs, develops and markets echo cancellation equipment and optical communications products for use in building and expanding telecommunications and cable communications networks. The Company has established a direct sales force that sells its products in the U.S. and internationally.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Basis of Presentation

         The consolidated financial statements include the accounts of Ditech Communications Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements at July 31, 2000 and for the three month periods ended July 31, 2000 and 1999, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended July 31, 2000 are not necessarily indicative of results for the entire fiscal year or future periods. These consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2000 included in the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A filed with the Securities and Exchange Commission on August 10, 2000, file number 000-26209.

         Computation of Earnings per Share

         Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted earnings per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding, including the dilutive effect of stock options, using the treasury stock method, and common stock subject to repurchase.

         Comprehensive Income

         There was no difference between the Company's net income and its total comprehensive income for the three month periods ended July 31, 2000 or 1999.

3.       ACQUISITIONS

         In the last twelve months, the Company has completed two business acquisitions which were accounted for as purchases. The consolidated financial statements include the operating results of each business from the date of acquisition.

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

         The total value of the acquisition of approximately $69 million is being accounted for in three discrete components. The first, approximately $9 million related to purchased research and development which was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill which was capitalized and will be amortized to expense over its estimated life of five years. The remaining $23 million relates to restricted shares, the cost of which was recorded as deferred stock compensation and will be charged to the statement of operations over the three year vesting period of the shares.

         On July 25, 2000, the Company completed the acquisition of privately-held Atmosphere Networks, Inc. of Campbell, California in exchange for 841,897 shares of common stock and assumption of outstanding options, with an aggregate value of $73.4 million and $7.9 million of cash plus estimated acquisition costs of $400,000. Atmosphere Networks is an emerging provider of optical networking products, enabling carriers to combine various types of traffic (voice, data and video) onto an optical network. The acquisition has been accounted for as a purchase.

         The allocation of the stock and cash purchase price is summarized below (in thousands):


         Net assets acquired                           $15,218
         Established workforce                           1,500
         Goodwill                                       64,948
                                                     -----------
         Total purchase price                          $81,666
                                                     ===========


         In August 2000, Ditech also granted, to the employees assumed in the Atmosphere acquisition, non-qualified stock options vesting over a four year period, for approximately 750,000 shares of Ditech common stock at a price representing a 50% discount to market on the date of grant. As a result, the Company will record deferred stock compensation of approximately $17.3 million in August 2000 which will be recognized as expense ratably over the options' four-year vesting period. The cost allocated to intangible assets for the acquired workforce and goodwill will be amortized to expense over their estimated useful lives of four years. Amortization expense of approximately $290,000 was recorded in the quarter ending July 31, 2000.

         The following unaudited pro forma financial information reflects the results of operations for the three months ended July 31, 2000 and 1999 as if the acquisitions had occurred on May 1, 2000 and 1999, respectively. The pro forma results of operations for the quarter ended July 31, 2000 include three months' results of Atmosphere Networks, and three months of amortization of goodwill, other intangibles, and deferred stock compensation. The pro forma results of operations for the quarter ended July 31, 1999 include three months' results of Telinnovation, and Atmosphere Networks, the elimination of intercompany transactions between the Company and Telinnovation, and three months of amortization of goodwill, other intangibles and deferred stock compensation. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on May 1, 2000 and 1999, and may not be indicative of future operating results (in thousands, except share and per share amounts).

                                                               Three months
                                                              ended July, 31
                                                          ---------------------
                                                            2000       1999
                                                          ---------   ---------
                                                               (UNAUDITED)
         Pro forma financial information
         Net Revenues                                      $45,075     $10,166
                                                          ---------   ---------
         Income (loss) from operations                       9,505      (9,859)
                                                          ---------   ---------
         Net income (loss) attributable to
         common stockholders                               $ 4,414     $(7,760)
                                                          ---------   ---------
         Net income (loss) per share attributable
         to common stockholders:
         Basic                                             $  0.16     $ (0.42)

         Diluted                                           $  0.14     $ (0.32)
                                                          ---------   ---------
         Weighted average shares:
         Basic                                              28,367      18,360
                                                          ---------   ---------
         Diluted                                            30,952      24,544
                                                          ---------   ---------

4.       INVENTORIES

         Inventories, net consisted of (in thousands):

                                                    July 31,           April 30,
                                                      2000               2000
                                                    --------           ---------
               Raw materials                         $2,058               $1,717
               Work in progress                         661                  849
               Finished goods                         4,724                4,030
                                                   --------             --------
                  Total                              $7,443               $6,596
                                                   --------             --------
                                                   --------             --------

5.       SEGMENT INFORMATION

         The Company markets its products primarily to customers in the United States who are in the telecommunications industry. Substantially all of the Company's sales have been generated from its echo canceller products. The Company's revenues by geographic area are summarized as follows (in thousands):

                                    Three months ended July 31
                                          2000       1999
                                        --------   --------
               United States            $39,624     $8,682
               Mexico                       370        370
               China                      1,699         --
               Rest of World              1,836        719
                                        --------   --------
                                        $43,529     $9,771
                                        --------   --------
                                        --------   --------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOR THE YEAR ENDED APRIL 30, 2000 INCLUDED IN FORM 10-K/A FOR THE YEAR ENDED APRIL 30, 2000 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 10, 2000. THE DISCUSSION IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE AS A RESULT OF A NUMBER OF RISKS. THESE RISKS INCLUDE:
WE HAVE A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUES TO DECREASE MATERIALLY; WE EXPECT OUR REVENUES TO FLUCTUATE AS A RESULT OF A NUMBER OF FACTORS, WHICH COULD CAUSE OUR STOCK PRICE TO DROP; WE MAY EXPERIENCE DELAYS IN DEVELOPING NEW PRODUCTS DUE TO UNFORESEEN TECHNICAL DIFFICULTIES, WHICH WOULD PREVENT US FROM INTRODUCING NEW PRODUCTS AND GROWING OUR BUSINESS; WE OPERATE IN AN INDUSTRY CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, WHICH MAY RENDER OUR EXISTING PRODUCTS OBSOLETE; WE RELY HEAVILY ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY IN ORDER TO BE ABLE TO COMPETE EFFECTIVELY; AND WE HAVE JUST ACQUIRED ATMOSPHERE NETWORKS AND WE MAY NOT BE SUCCESSFUL IN INTEGRATING ITS PERSONNEL INTO OUR BUSINESS, WHICH WOULD HAMPER OUR ABILITY TO DEVELOP NEW OPTICAL PRODUCTS. THESE AND OTHER RISK FACTORS ARE MORE FULLY DISCUSSED IN "FUTURE GROWTH AND OPERATING RESULTS SUBJECT TO RISK" BELOW. IN FEBRUARY 2000, WE EFFECTED A 2-FOR-1 STOCK SPLIT OF OUR COMMON STOCK AND ALL SHARE AND PER SHARE DATA HAVE BEEN REVISED ACCORDINGLY.

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

In November 1998, we acquired the echo cancellation technology that we previously licensed from Telinnovation. We acquired this technology in exchange for 333,332 shares of our common stock, valued at $740,000, and $2.96 million in cash. In addition, we paid royalties to Telinnovation until the $2.96 million cash portion of the purchase price was paid in June 1999 from the proceeds of our initial public offering. The purchased technology is being amortized over a period of five years.

On February 1, 2000, we completed our acquisition of substantially all of the assets of Telinnovation in exchange for a total of 1,200,000 shares of common stock. The acquisition is being accounted for as a purchase. The total value of the acquisition of approximately $69 million is being accounted for in three discrete components. The first, approximately $9 million related to purchased research and development which was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill which was capitalized and will be amortized to expense over its estimated life of 5 years. The remaining $23 million relates to restricted shares, the cost of which was recorded as deferred stock compensation and will be charged to expense over the three year vesting period of the shares.

On July 25, 2000, we completed our acquisition of Atmosphere Networks Inc. in exchange for a total of 841,897 shares of common stock and assumption of outstanding options, with an aggregate value of $73.4 million and $7.9 million of cash plus estimated acquisition costs of $400,000. The acquisition is being accounted for as a purchase. The total value of the acquisition of approximately $82 million is comprised of approximately $15.2 million in net assets, $1.5 million associated with the value of the established workforce and $64.9 million of goodwill from the acquisition.
The goodwill and established workforce costs were capitalized and will be amortized over their estimated lives of four years.

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

To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. In fiscal 1998, 1999, 2000 and the first three months of fiscal 2001, we derived approximately 94.1%, 93.7%, 92.6% and 93.1%, respectively, of our revenue from the sale of our echo cancellation products. We expect that a substantial majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

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

Historically the majority of our sales have been to customers in the U.S. In fiscal 1998, 1999, 2000 and the first three months of fiscal 2001, we derived approximately 93%, 86%, 88% and 91%, respectively, of our revenue from U.S. customers. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distribute overseas. To date, substantially all of our international sales have been export sales and denominated in U.S. dollars.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for over 75%, 65%, 75% and 80% of our revenue in fiscal 1998, 1999, 2000 and the first three months of fiscal 2001, respectively. Qwest/LCI accounted for 42%, 42%, 57%, and 69% of our revenue in fiscal 1998, 1999, 2000 and the first three months of fiscal 2001, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

                                          Three months ended
                                                July 31,
                                          -------------------
                                            2000       1999
                                          --------   --------
Revenue                                     100.0%    100.0%
Cost of goods sold                           30.0      42.4
                                          --------   --------
   Gross profit                              70.0      57.6
                                          --------   --------
Operating expenses
   Sales and marketing                        6.0      17.7
   Research and development                  11.7      11.7
   General and administrative                 3.6       8.8
   Amortization of goodwill and
   purchased technology                       4.9        --
                                          --------   --------
Total operating expenses                     26.2      38.2
                                          --------   --------

Income from operations                       43.8      19.4
Other income/(expense), net                   2.6      (1.1)
                                          --------   --------
Income before provision for income taxes     46.4      18.3
Provision for income taxes                   19.4       7.7
                                          --------   --------
Net Income                                   27.0%     10.6%
                                          --------   --------
                                          --------   --------

THREE MONTHS ENDED JULY 31, 2000 AND 1999

REVENUE. Revenue increased to $43.5 million in the first three months of fiscal 2001 from $9.8 million in the first three months of fiscal 2000. This growth was largely attributable to continued market acceptance of Quad and Broadband products.

COST OF GOODS SOLD. Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, provisions for inventory and warranty expenses and the cost of licensed technology incorporated into our products. Cost of goods sold increased to $13.0 million in the first three months of fiscal 2001 from $4.1 million in the first three months of fiscal 2000. The primary reason for the increase was costs associated with increased unit sales of our echo cancellation products.

GROSS MARGIN. Gross margin increased to 70.0% in the first three months of fiscal 2001 from 57.6% in the first three months of fiscal 2000. The primary factors contributing to this increase were the elimination of product royalty payments as a result of completing the acquisition of our core echo cancellation technology subsequent to our initial public offering in June 1999, the change in mix of echo cancellation products to our newer quad and broadband products and our improved leverage of our virtual manufacturing environment.

SALES AND MARKETING. Sales and marketing expenses primarily consist of personnel costs including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Sales and marketing expenses increased to $2.6 million in the first three months of fiscal 2001 from $1.7 million in the first three months of fiscal 2000.

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

RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of personnel costs, contract consultants, and equipment and supplies used in the development of echo cancellation and optical communications products. Research and development expense increased to $5.1 million in the first three months of fiscal 2001 from $1.1 million in the first three months of fiscal 2000. The increase is primarily related to increased personnel and related costs and increased materials and consulting costs associated with new product research and development efforts on both our echo cancellation and optical communications product lines. In addition, research and development expenses for the first three months of fiscal 2001 included $1.9 million in amortization of deferred stock compensation associated with our acquisition of Telinnovation which was completed on February 1, 2000. We expect research and development expenses to continue to grow in future periods as we enhance current products and develop new products.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of personnel costs for corporate officers and finance personnel, and legal, accounting and consulting costs. General and administrative expenses increased to $1.5 million in the first three months of fiscal 2001 from $858,000 in the first three months of fiscal 2000. The increase was primarily due to increased personnel costs associated with infrastructure growth to support business expansion and the demands of being a publicly traded company, higher bad debt provisions due to greater collection risks associated with international sales growth and increased insurance premiums due to the growth in our business. We expect general and administrative expenses to increase as a result of the additional reporting requirements and expenses incurred as a public company and increased infrastructure costs as we continue to expand our business.

AMORTIZATION OF GOODWILL AND PURCHASED TECHNOLOGY. In the first three months of fiscal 2001, we amortized a total of $2.2 million for goodwill and purchased technology. $1.9 million of this amortization is associated with the acquisition of Telinnovation, which was completed on February 1, 2000. The Atmosphere acquisition contributed approximately $300,000 of amortization in the quarter due to the purchase closing at the end of the quarter. However, future quarters will include approximately $4.1 million of amortization related to Atmosphere. The cost of goodwill and purchased technology are being amortized to expense over their estimated useful lives of up to five years.

OTHER INCOME (EXPENSE). Other income/(expense) consists of interest income on our invested cash and cash equivalents balances offset by interest expense attributable to our outstanding debt and capital leases. Other income increased to $1.1 million in the first three months of fiscal 2001, an improvement from other expense of $109,000 in the first three months of fiscal 2000. The increase was primarily attributable to increased interest income on funds invested from our initial and follow-on public offerings completed in fiscal 2000 and a reduction in interest expense due to the retirement of our outstanding debt.

INCOME TAXES. Income taxes consist of federal and state income taxes. The effective tax rate in the first three months of fiscal 2001 was 41.5% and 42% in the first three months of fiscal 2000. We expect that our ongoing effective tax rate should remain at approximately 41.5%.

STOCK-BASED COMPENSATION

We recorded deferred compensation of $1,320,000 as of April 30, 1999 as a result of stock options granted in Fiscal 1999. We are amortizing the deferred compensation over the corresponding vesting period of the stock options. We amortized approximately $82,000 of the deferred compensation in both of the first three months of fiscal 2001 and fiscal 2000.

Associated with the acquisition of Telinnovation in February 2000, we recorded $22.9 million of deferred compensation related to 400,000 restricted shares granted to the Telinnovation employees. These restricted shares are tied to the employees' continuing employment with Ditech. The deferred compensation is being amortized over the three year vesting period of the restricted shares. We amortized approximately $1.9 million the first three months of fiscal 2001.

Associated with the acquisition of Atmosphere on July 25, 2000, we recorded $2.4 million of deferred compensation related to unvested options assumed by us in the acquisition. This deferred compensation will be amortized to compensation expense over the remaining two year vesting period of the options. In connection with the acquisition of Atmosphere we issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount has been recorded as deferred compensation of $17.3 million in August 2000 and will be amortized to compensation expense over the four year vesting period of the options.

LIQUIDITY AND CAPITAL RESOURCES

Since March 1997, we satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

In the first three months of fiscal 2001 we generated $23.4 million in cash from operations, primarily due to increased operating profits, after including the impact of non cash items, and to a lesser extent due to increased income taxes payable and deferred revenue and a reduction in accounts receivable, partially offset by an increase in inventory and other current assets and reductions in accounts payable and accrued expenses. Operating activities generated $909,000 in cash in the first three months of fiscal 2000, mostly due to increased operating profits and to a lesser extent due to increased income taxes payable, partially offset by increases in accounts receivable and other current assets and reductions in accounts payable and deferred revenue.

In the first three months of fiscal 2001 we generated $8.1 million in cash from investing activities, mostly from cash assumed in the Atmosphere acquisition, prior to payment of the cash portion of the acquisition of $7.9 million, which was paid in August 2000. Investing activities used $3.3 million in cash in the first three months of fiscal 2000 due mostly to purchases of property and equipment and the purchase of our echo technology from Telinnovation for $3.0 million.

In the first three months of fiscal 2001 we generated $1.6 million in cash from financing activities, primarily due to proceeds from issuances of stock under our stock option plan and funding related to semiannual employee stock purchase plans. Financing activities generated $7.4 million in cash in the first three months of fiscal 2000, mostly from the net proceeds from our initial public offering in June 1999, partially offset by the application of the net proceeds of that offering and principal payments on our capital leases.

As of July 31, 2000, we had cash and cash equivalents of $121.7 million as compared to $88.6 million at April 30, 2000. In addition, we have a line of credit with the ability to borrow the lesser of $3.0 million or 80% of qualified accounts receivable. At July 31, 2000, borrowings of $3.0 million were available and no borrowings were outstanding. In August 2000, we negotiated an increase in the line of credit to the lesser of $4.0 million or 80% of qualified accounts receivable and extended its expiration date to August 2001.

We have no material commitments other than obligations under operating leases, particularly our facility lease. We currently occupy approximately 49,000 square feet in the two facilities that form our Mountain View headquarters and we anticipate taking over the remaining 11,000 square feet in the second building in the last quarter of calendar year 2000. This facility lease has a term of 5 years.

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

Based on our assessment to date, we do not expect the conversion to the euro to have material impact on our internal systems or our product sales. To date we have experienced limited sales activities in the European economies, substantially all of which have been in U.S. dollars. We will take appropriate corrective action based on the results of our assessment.

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

         WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company. If this happens, our revenue and business would be materially and adversely affected. Our five largest customers accounted for over 80%, 75%, 65% and 75% of our revenue in the first three months of fiscal 2001, and in the twelve months of fiscal years 2000, 1999, and 1998 respectively. Qwest/LCI accounted for 69%, 57%, 42% and 42%, of our revenue in the first three months of fiscal 2001, and in the twelve months of fiscal years 2000, 1999, and 1998 respectively. Our four next largest customers accounted collectively for 14%, 20%, 23% and 38% of our revenue in the first three months of fiscal 2001, and in the twelve months of fiscal years 2000, 1999, and 1998 respectively. As an example of this risk, MCI accounted for $7.6 million, or more than 50%, of our revenue in fiscal 1997, but only $1.4 million, or approximately 11%, of our revenue in fiscal 1998. This reduction began shortly before the acquisition of MCI by Worldcom.

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

         To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. If we are not able to develop substantial revenue from sales of our optical communications products, our ability to grow our business may be substantially impaired. In fiscal 1998, 1999, 2000, and the first three months of fiscal 2001 we derived approximately 94.1%, 93.7%, 92.6%, and 93.1% respectively, of our revenue from the sale of our echo cancellation products. We expect that a substantial majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

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

         IF WE DO NOT RETAIN KEY PERSONNEL FROM ACQUISITIONS, WE MAY NOT BE ABLE TO REALIZE THE BENEFITS WE EXPECT FROM OUR ACQUISITIONS.

         During the last twelve months, we completed the acquisitions of Telinnovation and Atmosphere. We believe these acquisitions provide us with expanded opportunities in the newly developing voice over the internet and in packet based markets where echo cancellation will be an important issue and in the rapidly growing optical communications market. However, our ability to successfully execute in these new markets is greatly dependent on our ability to retain the key personnel from Telinnovation and Atmosphere. Although we believe that we have provided significant incentives directly linked to continued employment over the next twelve to fifteen months, there is no guarantee that these key employees will remain in our employment until after we have successfully penetrated these markets, if at all.

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

         WE RELY ON A LIMITED SOURCE OF MANUFACTURING. Manufacturing of our echo cancellation products and the electronic printed circuit board assemblies for our optical communications products is currently outsourced to three contract manufacturers. Until we are able to establish additional manufacturing relationships, we may not be able to successfully reduce manufacturing costs. In addition, if we or these contract manufacturers terminate any of these relationships, or if we otherwise establish new relationships, we may encounter problems in the transition of manufacturing to another contract manufacturer, which could temporarily increase our manufacturing costs and cause production delays.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not engage in any foreign currency hedging transactions, and therefore do not believe we are subject to exchange rate risk. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We maintain our invested cash and cash equivalent portfolio holdings in various short-term securities. Because of the short-term duration of the financial instruments held, we do not believe that our financial instruments are materially sensitive to changes in interest rates. Our cash and cash equivalents as of July 31, 2000 of $121.7 million all have maturities of 35 days or less and bear an average interest rate of 4.4%. The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these instruments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 25, 2000, Ditech issued an aggregate of 841,897 shares of its common stock to the holders of preferred stock of Atmosphere Networks, Inc. in connection with Ditech's acquisition of Atmosphere Networks. These shares issued in the acquisition had a value of approximately $68.0 million in the aggregate based on the weighted average closing price of our common stock for the five business days preceding the completion of the acquisition on July 25, 2000. The shares were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended, in that they were issued without a general solicitation and all of the preferred shareholders of Atmosphere Networks represented that they were "accredited investors" as defined in Regulation D. In connection with the acquisition, Ditech also assumed the obligation of Atmosphere Networks under its outstanding options, and these options became options to purchase Ditech common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit


        2.1(1) Agreement and Plan of Merger and Reorganization, dated as of June 21, 2000, by and among Ditech, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation.

        2.2(2) Amendment to Agreement and Plan of Merger and Reorganization, dated as of July 25, 2000, by and among Ditech, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation.

        3.1(3)     Amended and Restated Certificate of Incorporation of Ditech.

        3.2(3)     Bylaws of Ditech

        27.1       Financial Data Schedule

        (1) Incorporated by reference to the correspondingly numbered exhibit to Ditech's Annual Report on Form 10-K, File No. 000-26209, for the year ending April 30, 2000, filed with the Securities and Exchange Commission on July 31, 2000.

        (2) Incorporated by reference to the correspondingly numbered exhibit to Ditech's Current Report on Form 8-K, File No. 000-26209, filed with the Securities and Exchange Commission on August 8, 2000.

        (3) Incorporated by reference from the exhibits with corresponding numbers from Ditech's Registration Statement (No. 333-86691), filed September 8, 1999.

(b)     Reports on Form 8-K

        No reports on form 8-K were filed during the quarter ended July 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Ditech Communications Corporation


Date:   September 14, 2000                By:   /s/  William J. Tamblyn
                                          -----------------------------
                                          William J. Tamblyn
                                          Vice President Finance and Chief
                                          Financial Officer (Principal
                                          Financial and Accounting Officer)

                              INDEX TO EXHIBITS

(a)     Exhibit


        2.1(1) Agreement and Plan of Merger and Reorganization, dated as of June 21, 2000, by and among Ditech, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation.

        2.2(2) Amendment to Agreement and Plan of Merger and Reorganization, dated as of July 25, 2000, by and among Ditech, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation.

        3.1(3)     Amended and Restated Certificate of Incorporation of Ditech.

        3.2(3)     Bylaws of Ditech

        27.1       Financial Data Schedule

        (1) Incorporated by reference to the correspondingly numbered exhibit to Ditech's Annual Report on Form 10-K, File No. 000-26209, for the year ending April 30, 2000, filed with the Securities and Exchange Commission on July 31, 2000.

        (2) Incorporated by reference to the correspondingly numbered exhibit to Ditech's Current Report on Form 8-K, File No. 000-26209, filed with the Securities and Exchange Commission on August 8, 2000.

        (3) Incorporated by reference from the exhibits with corresponding numbers from Ditech's Registration Statement (No. 333-86691), filed September 8, 1999.