Form 10-Q
period 2000-10-31
DITECH COMMUNICATIONS CORP
filed 2000-12-13
CIK 1080667

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2000

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

                                YES [X]  NO [ ]

     As of November 30, 2000, 29,437,501 shares of the Registrant's common stock were outstanding.



                        DITECH COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS
                                                                                               Page
                                                                                               ----
PART I.     FINANCIAL INFORMATION ................................................................

ITEM 1.           Condensed Consolidated Financial Statements (unaudited).........................

                  Condensed Consolidated Statements of Operations
                  THREE MONTHS AND SIX MONTHS ENDED
                    OCTOBER 31, 2000 AND 1999 ....................................................3

                  Condensed Consolidated Balance Sheets
                  AS OF OCTOBER 31, 2000 AND APRIL 30, 2000 ......................................4

                  Condensed Consolidated Statements of Cash Flows
                  SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999 .....................................5

                  Notes to the Condensed Consolidated Financial Statements .......................6

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .....................................................10

ITEM 3            Qualitative and Quantitative Disclosures About Market Risk ....................25

PART II.    OTHER INFORMATION

ITEM 1.           Legal Proceedings .............................................................26

ITEM 2.           Changes in Securities and Use of Proceeds .....................................26

ITEM 3.           Defaults Upon Senior Securities ...............................................26

ITEM 4.           Submission of Matters to a Vote of Security Holders ...........................26

ITEM 5.           Other Information .............................................................27

ITEM 6.           Exhibits and Reports on Form 8-K ..............................................27

Signatures    ...................................................................................28

                          PART I. FINANCIAL INFORMATION

                    ITEM I. Condensed Consolidated Financial Statements

                        Ditech Communications Corporation
                  Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                        Three months                       Six months
                                                                     ended October 31,                 ended October 31,
                                                                -----------------------------    -------------------------------
                                                                   2000             1999             2000              1999
                                                                ------------    -------------    -------------     -------------
Revenues                                                          $45,101          $26,027          $88,630           $35,798
Cost of goods sold                                                 13,544            7,526           26,587            11,665
                                                                ------------    -------------    -------------     -------------
Gross profit                                                       31,557           18,501           62,043            24,133
                                                                ------------    -------------    -------------     -------------
Operating expenses
     Sales and marketing                                            3,157            2,106            5,787             3,841
     Research and development                                       9,633            1,237           14,738             2,378
     General and administrative                                     1,574            1,150            3,123             2,007
     Amortization of goodwill and other intangible assets           6,017               --            8,171                --
                                                                ------------    -------------    -------------     -------------
         Total operating expenses                                  20,381            4,493           31,819             8,226
                                                                ------------    -------------    -------------     -------------
Income from operations                                             11,176           14,008           30,224            15,907
                                                                ------------    -------------    -------------     -------------
Other income/(expense)
     Interest income                                                1,305              152            2,465               215
     Interest expense                                                 (71)              (3)             (82)             (175)
                                                                ------------    -------------    -------------     -------------
         Other income, net                                          1,234              149            2,383                40
                                                                ------------    -------------    -------------     -------------
Income before provision for income taxes                           12,410           14,157           32,607            15,947
Provision for income taxes                                          6,956            5,941           15,416             6,692
                                                                ------------    -------------    -------------     -------------
Net income                                                          5,454            8,216           17,191             9,255
Accretion of mandatorily redeemable preferred stock to
     redemption value                                                  --               --               --                99
                                                                ------------    -------------    -------------     -------------
Net income attributable to common stockholders                     $5,454           $8,216          $17,191            $9,156
                                                                ============    =============    =============     =============
Net income attributable to common stockholders per share
     Basic                                                          $0.19            $0.34            $0.61             $0.45
                                                                ============    =============    =============     =============
     Diluted                                                        $0.18            $0.31            $0.57             $0.37
                                                                ============    =============    =============     =============
Number of shares used in per share calculations
     Basic                                                         28,592           24,080           28,087            20,399
                                                                ============    =============    =============     =============
     Diluted                                                       30,666           26,890           30,379            24,696
                                                                ============    =============    =============     =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        Ditech Communications Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                                  October 31,           April 30,
                                                                                      2000                2000
                                                                                -----------------    ----------------
                                                                                    (unaudited)

                                       ASSETS
       Current assets
            Cash and cash equivalents                                                 $105,345             $88,616
            Accounts receivable, net                                                    35,898              20,349
            Inventories, net                                                             7,327               6,596
            Deferred income taxes                                                        2,907               1,839
            Other current assets                                                         1,056                 352
            Income taxes receivable                                                         --               1,412
                                                                                -----------------    ----------------
            Total current assets                                                       152,533             119,164


       Property and equipment, net                                                       5,630               2,680
       Purchased technology, net                                                        22,027              24,617
       Goodwill, net                                                                    69,908              10,790
       Deferred income taxes                                                            21,217               4,703
       Other assets                                                                      4,392               3,198
                                                                                -----------------    ----------------
            Total assets                                                              $275,707            $165,152
                                                                                =================    ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities
            Accounts payable                                                            $6,606              $5,201
            Accrued expenses                                                             6,578               4,228
            Deferred revenue                                                               373               2,074
            Income taxes payable                                                         5,191                  --
            Obligations under capital lease, current portion                                36                  55
                                                                                -----------------    ----------------
            Total current liabilities                                                   18,784              11,558
       Obligations under capital lease, net of current portion                               6                  21
                                                                                -----------------    ----------------
            Total liabilities                                                           18,790              11,579
                                                                                -----------------    ----------------

       Common stock                                                                         29                  28
       Deferred stock compensation                                                     (34,780)            (21,937)
       Additional-paid-in capital                                                      270,114             171,119
       Retained earnings                                                                21,554               4,363
                                                                                -----------------    ----------------
            Total stockholders' equity                                                 256,917             153,573
                                                                                -----------------    ----------------
            Total liabilities and stockholders' equity                                $275,707            $165,152
                                                                                =================    ================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        Ditech Communications Corporation
                   Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                          Six months ended
                                                                                             October 31,
                                                                                 ------------------------------------
                                                                                      2000                1999
                                                                                 ----------------    ----------------
       Cash flows from operating activities:
            Net income                                                                $17,191               $9,255
       Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation and amortization                                               1,372                  762
            Increase in provision for doubtful accounts                                   200                   --
            Gain on disposal of property and equipment                                     (6)                  --
            Tax benefit from exercise of stock options                                  4,862                  228
            Deferred income taxes                                                      (3,290)                (203)
            Amortization of deferred stock compensation                                 5,398                  165
            Amortization of goodwill and other
                  acquisition related intangible assets                                 8,169                   --
            Changes in assets and liabilities:
                Accounts receivable                                                   (15,215)             (14,051)
                Inventories                                                              (578)                 568
                Other current assets                                                     (454)                (328)
                Income taxes receivable/payable                                         6,603                5,017
                Accounts payable                                                       (1,076)               2,169
                Accrued expenses                                                         (971)                 131
                Deferred revenue                                                       (1,701)                 535
                                                                                 ----------------    ----------------
                Net cash provided by operating activities                              20,504                4,248
                                                                                 ----------------    ----------------
       Cash flows from investing activities:
            Purchase of property and equipment                                         (2,253)                (889)
            Other assets                                                                 (336)              (3,114)
            Net cash received in purchase acquisitions                                    645                   --
                                                                                 ----------------    ----------------
                Net cash used in investing activities                                  (1,944)              (4,003)
                                                                                 ----------------    ----------------
       Cash flows from financing activities:
            Repurchase of common stock                                                     (6)                  (4)
            Principal payments on notes payable                                        (2,118)              (7,313)
            Principal payments on capital leases                                       (2,250)                 (30)
            Redemption of Series A mandatorily
                redeemable preferred stock                                                  --             (19,655)
            Proceeds from issuance of common stock                                          --              82,787
            Proceeds from employee stock plan issuances                                 2,543                   32
                                                                                 ----------------    ----------------
                Net cash provided by (used in) financing activities                    (1,831)              55,817
                                                                                 ----------------    ----------------
       Net increase in cash and cash equivalents                                       16,729               56,062
       Cash and cash equivalents, beginning of period                                  88,616                3,114
                                                                                 ----------------    ----------------
       Cash and cash equivalents, end of period                                      $105,345              $59,176
                                                                                 ================    ================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        DITECH COMMUNICATIONS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Basis of Presentation

     The condensed consolidated financial statements include the accounts of Ditech and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements at October 31, 2000 and for the three and six month periods ended October 31, 2000 and 1999, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended October 31, 2000 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2000 included in the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A filed with the Securities and Exchange Commission on August 10, 2000, file number 000-26209.

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

     Comprehensive Income

     There was no difference between the Company's net income and its total comprehensive income for the three and six-month periods ended October 31, 2000 or 1999.

3.   ACQUISITIONS

     In the last twelve months, the Company has completed two business acquisitions, which were accounted for as purchases. The consolidated financial statements include the operating results of each business from the date of acquisition.

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

     The total value of the acquisition of approximately $69 million is being accounted for in three discrete components. The first, approximately $9 million related to purchased research and development, was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill was capitalized and is being amortized to expense over its estimated life of five years. The remaining $23 million relates to restricted shares, the cost of which was recorded as deferred stock compensation and is being charged to the statement of operations over the three year vesting period of the shares.

     On July 25, 2000, the Company completed the acquisition of privately-held Atmosphere Networks, Inc. of Campbell, California in exchange for 841,897 shares of common stock and assumption of outstanding options, with an aggregate value of $73.4 million, and $7.9 million of cash plus acquisition costs of approximately $600,000. Atmosphere Networks was an emerging provider of optical networking products, enabling carriers to combine various types of traffic (voice, data and video) onto an optical network.

     The allocation of the stock and cash purchase price is summarized below (in thousands):

         Net assets acquired                            $15,770
         Established workforce                            1,500
         Goodwill                                        64,594
                                                      ----------
         Total purchase price                           $81,864
                                                      ==========


     In August 2000, Ditech also granted to the employees assumed in the Atmosphere acquisition, non-qualified stock options vesting over a four-year period, for approximately 750,000 shares of Ditech common stock at a price representing a 50% discount from market on the date of grant. As a result, the Company recorded deferred stock compensation of approximately $17.3 million in August 2000, which is being amortized to expense ratably over the options' four-year vesting period. The cost allocated to intangible assets for the acquired workforce and goodwill is being amortized to expense over their estimated useful lives of four years. Amortization expense for stock options and intangible assets associated with the Atmosphere acquisition of approximately $5.5 million was recorded in the second quarter and $5.8 million was recorded in the first six months of fiscal 2001.


     The following unaudited pro forma financial information reflects the results of operations for the three and six months ended October 31, 2000 and 1999 as if the acquisitions had occurred on May 1, 1999. The pro forma results of operations for the three and six months ended October 31, 2000 include results of operations of Atmosphere Networks, including amortization of goodwill, other intangibles, and deferred stock compensation for the periods presented. The pro forma results of operations for the three and six months ended October 31, 1999 include results of operations of Telinnovation, and Atmosphere Networks, including amortization of goodwill, other intangibles, and deferred stock compensation and the elimination of intercompany transactions between the Company and Telinnovation. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on May 1, 2000 and 1999, and may not be indicative of future operating results (in thousands, except share and per share amounts).


                                                                      Three months ended             Six months ended
                                                                         October 31,                    October 31,
                                                                   ---------------------------    --------------------------
                                                                     2000           1999            2000           1999
                                                                   -----------    ------------    -----------    -----------
                                                                         (unaudited)                    (unaudited)

        Pro forma financial information
        Net Revenues                                                $45,101         $26,456        $90,176        $36,622
                                                                   -----------    ------------    -----------    -----------
        Income (loss) from operations                                11,176           1,852         20,681         (8,008)
                                                                   -----------    ------------    -----------    -----------
        Net income (loss) attributable to common stockholders        $5,454          $(876)         $9,869        $(8,636)
                                                                   -----------    ------------    -----------    -----------
        Net income (loss) per share attributable to common
             stockholders:
             Basic                                                    $0.19         $(0.03)          $0.35         $(0.39)
                                                                   -----------    ------------    -----------    -----------
             Diluted                                                  $0.18         $(0.03)          $0.32         $(0.39)
                                                                   -----------    ------------    -----------    -----------
        Weighted average shares:
             Basic                                                   28,592          25,721         28,480         22,040
                                                                   -----------    ------------    -----------    -----------
             Diluted                                                 30,666          25,721         30,809         22,040
                                                                   -----------    ------------    -----------    -----------

4.      INVENTORIES


        Inventories, net consisted of (in thousands):

                                                                           October 31,           April 30,
                                                                               2000                 2000
                                                                         -----------------    -----------------
                  Raw materials                                                  $3,394               $1,717
                  Work in progress                                                  660                  849
                  Finished goods                                                  3,273                4,030
                                                                         -----------------    -----------------
                       Total                                                     $7,327               $6,596
                                                                         =================    =================

5.      SEGMENT INFORMATION

        The Company markets its products primarily to customers in the United States who are in the telecommunications industry. Substantially all of the Company's sales have been generated from its echo cancellation products. The Company's revenues by geographic area are summarized as follows (in thousands):

                                                          Three months ended                  Six months ended
                                                             October 31,                        October 31,
                                                    -------------------------------    -------------------------------
                                                        2000              1999             2000             1999
                                                    --------------    -------------    -------------    --------------

        United States                                   $34,238          $24,001          $73,862           $32,683
        Mexico                                            1,061               19            1,431               390
        Brazil                                            2,905              273            3,121               617
        China                                             4,671              775            6,370               775
        Rest of World                                     2,226              959            3,846             1,333
                                                    --------------    -------------    -------------    --------------
                                                        $45,101          $26,027          $88,630           $35,798
                                                    ==============    =============    =============    ==============

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOR THE YEAR ENDED APRIL 30, 2000 INCLUDED IN FORM 10-K/A FOR THE YEAR ENDED APRIL 30, 2000 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 10, 2000. THE DISCUSSION IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE AS A RESULT OF A NUMBER OF RISKS. THESE RISKS INCLUDE: WE HAVE A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUES TO DECREASE MATERIALLY; WE EXPECT OUR REVENUES TO FLUCTUATE AS A RESULT OF A NUMBER OF FACTORS, WHICH COULD CAUSE OUR STOCK PRICE TO DROP; WE MAY EXPERIENCE DELAYS IN DEVELOPING NEW PRODUCTS DUE TO UNFORESEEN TECHNICAL DIFFICULTIES, WHICH WOULD PREVENT US FROM INTRODUCING NEW PRODUCTS AND GROWING OUR BUSINESS; WE OPERATE IN AN INDUSTRY CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, WHICH MAY RENDER OUR EXISTING PRODUCTS OBSOLETE; WE RELY HEAVILY ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY IN ORDER TO BE ABLE TO COMPETE EFFECTIVELY; AND WE RECENTLY ACQUIRED ATMOSPHERE NETWORKS AND WE MAY NOT BE SUCCESSFUL IN INTEGRATING ITS PERSONNEL INTO OUR BUSINESS, WHICH WOULD HAMPER OUR ABILITY TO DEVELOP NEW OPTICAL PRODUCTS. THESE AND OTHER RISK FACTORS ARE MORE FULLY DISCUSSED IN "FUTURE GROWTH AND OPERATING RESULTS SUBJECT TO RISK" BELOW. IN FEBRUARY 2000, WE EFFECTED A 2-FOR-1 STOCK SPLIT OF OUR COMMON STOCK AND ALL SHARE AND PER SHARE DATA HAVE BEEN REVISED ACCORDINGLY.

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

On February 1, 2000, we completed our acquisition of substantially all of the assets of Telinnovation in exchange for a total of 1,200,000 shares of common stock. The acquisition is being accounted for as a purchase. The total value of the acquisition of approximately $69 million is being accounted for in three discrete components. The first, approximately $9 million related to purchased research and development, was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill, was capitalized and is being amortized to expense over its estimated life of 5 years. The remaining $23 million relates to restricted shares, the cost of which was recorded as deferred stock compensation and is being charged to expense over the three-year vesting period of the shares.

On July 25, 2000, we completed our acquisition of Atmosphere Networks Inc. in exchange for a total of 841,897 shares of common stock and assumption of outstanding options, with an aggregate value of $73.4 million, and $7.9 million of cash plus acquisition costs of approximately $600,000. The acquisition is being accounted for as a purchase. The total value of the acquisition of approximately $82 million is comprised of approximately $15.8 million in net assets, $1.5 million associated with the value of the established workforce and $64.5 million of goodwill from the acquisition. The goodwill and established workforce costs were capitalized and are being amortized over their estimated lives of four years.

Revenue is recognized when a product has been shipped, no material vendor obligations remain outstanding, and collection of the resulting receivable is probable. In the event that we defer revenue recognition due to uncertainty about collectibility or the existence of a material vendor obligation such as installation, we recognize the revenue when the uncertainty is removed or the obligation is fulfilled. We offer a five-year warranty on all of our products. The warranty generally provides that we will repair or replace any defective product prior to the passage of five years from the invoice date.


To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. We derived approximately 87.7%, 91.8%, 93.7%, and 94.1% of our revenue from the sale of our echo cancellation products in the first six months of fiscal 2001, in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. We expect that a substantial majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.


We have established a direct sales force that sells to our customers in the U.S. and internationally. We also intend to expand the use of sales agents, systems integrators, original equipment manufacturers and distributors to sell and market our products internationally.

In addition, we have an agreement with an original equipment manufacturer for distribution of our optical communications products and are exploring the possibility of entering into others. We generally expect that margins will be higher on our newer products than on our more established products, and that margins on our new products will decline as competition from competing products becomes more intense. In addition, we expect that gross margins on products that we sell through original equipment manufacturers will generally be less than gross margins on direct sales. Gross margins in any one period may not be indicative of gross margins for future periods.

Historically the majority of our sales have been to customers in the U.S. In the first six months of fiscal 2001, in fiscal 2000, fiscal 1999, and fiscal 1998 we derived approximately 83%, 88%, 86% and 93%, respectively, of our revenue from U.S. customers. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, substantially all of our international sales have been export sales and denominated in U.S. dollars.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for over 75%, 75%, 65% and 75% of our revenue in the first six months of fiscal 2001, in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Qwest/LCI accounted for 55%, 57%, 42% and 42%, of our revenue in the first six months of fiscal 2001, in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.



                                                                Three months ended              Six months ended
                                                                    October 31,                   October 31,
                                                             --------------------------    ---------------------------
                                                                2000           1999           2000            1999
                                                             -----------    -----------    ------------    -----------
Revenue                                                          100.0%         100.0%          100.0%         100.0%
Cost of goods sold                                                30.0           28.9            30.0           32.6
                                                             -----------    -----------    ------------    -----------
     Gross profit                                                 70.0           71.1            70.0           67.4
                                                             -----------    -----------    ------------    -----------
Operating expenses
     Sales and marketing                                           7.0            8.1             6.5           10.7
     Research and development                                     21.4            4.8            16.6            6.7
     General and administrative                                    3.5            4.4             3.5            5.6
     Amortization of goodwill and other intangibles               13.3             --             9.2             --
                                                             -----------    -----------    ------------    -----------
Total operating expenses                                          45.2           17.3            35.8           23.0
                                                             -----------    -----------    ------------    -----------
Income from operations                                            24.8           53.8            34.2           44.4
Other income, net                                                  2.7            0.6             2.7            0.1
                                                             -----------    -----------    ------------    -----------
Income before provision for income taxes                          27.5           54.4            36.9           44.5
Provision for income taxes                                        15.4           22.8            17.4           18.7
                                                             -----------    -----------    ------------    -----------
Net Income                                                        12.1%          31.6%           19.5%          25.8%
                                                             ===========    ===========    ============    ===========


THREE AND SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999.


REVENUE. Revenue increased to $45.1 million in the second quarter of fiscal 2001 from $26.0 million in the second quarter of fiscal 2000. Revenue for the first half of fiscal 2001 was $88.6 million, compared to $35.8 million in the first half of fiscal 2000. This growth was largely attributable to continued market acceptance of our Quad and Broadband echo products offset to a limited degree by declining average selling prices for these products due to increased price competition. Additionally, revenue was favorably impacted by increased sales of our optical products.

COST OF GOODS SOLD. Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, provisions for inventory and warranty expenses and the cost of licensed technology incorporated into our products. Cost of goods sold increased to $13.5 million in the second quarter of fiscal 2001 from $7.5 million in the second quarter of fiscal 2000. Cost of goods sold increased to $26.6 million for the first six months of fiscal 2001, compared to $11.7 million for the first six months of fiscal 2000. The primary reason for the increase was costs associated with increased unit sales of our echo cancellation products.


GROSS MARGIN. Gross margin decreased to 70.0% in the second quarter of fiscal 2001 from 71.1% in the second quarter of fiscal 2000. The primary factors contributing to this decrease were reductions in average selling prices of echo cancellation products due in large part to increasing competition in the echo cancellation markets. Additionally, fiscal 2001 includes the sales of Atmosphere products, which have lower gross margins than our historical gross margins. Gross margin increased to 70.0% in the first half of fiscal 2001 from 67.4% in the first half of fiscal 2000. The primary factors contributing to this increase were the elimination of product royalty payments in the first quarter of fiscal 2000 as a result of completing the acquisition of our core echo cancellation technology subsequent to our initial public offering in June 1999, the change in mix of echo cancellation products to our newer quad and broadband products and improved leverage from our outsourced manufacturing strategy. These favorable factors were partially offset by sales of lower margin Atmosphere products and to a lesser extent due to reductions in average selling prices on our Quad and DS3 products in the second quarter due to increased competitive pricing pressures.


SALES AND MARKETING. Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Sales and marketing expenses increased to $3.2 million in the second quarter of fiscal 2001 from $2.1 million in the second quarter of fiscal 2000. Sales and marketing expenses increased to $5.8 million in the first half of fiscal 2001 from $3.8 million in the first half of fiscal 2000. The primary cause for the increase was increases in personnel and related costs, including travel, to support expansion of our customer service functions and marketing efforts of our products both domestically and internationally, including the formation of new direct and OEM channels partnerships. We plan to continue to increase our expenditures in sales and marketing in order to broaden distribution of our products both domestically and internationally.

RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of personnel costs, contract consultants, and equipment and supplies used in the development of echo cancellation and optical communications products as well as amortization of deferred stock compensation associated with the Telinnovation and Atmosphere acquisitions. Research and development expense increased to $9.6 million in the second quarter of fiscal 2001 from $1.2 million in the second quarter of fiscal 2000. Research and development expense increased to $14.7 million in the first six months of fiscal 2001 from $2.4 million in the first six months of fiscal 2000. The increase is primarily related to increased personnel and related costs and increased materials and consulting costs associated with new product research and development efforts on both our echo cancellation and optical communications product lines. The number of research and development employees has continued to increase with our acquisition of

Atmosphere in July 2000. Research and development expenses included $3.3 million for the second quarter of fiscal 2001 and $5.2 million for the first six months of fiscal 2001 for amortization of deferred stock compensation associated with our acquisitions of Telinnovation in February 2000 and Atmosphere in July 2000. We expect research and development expenses to continue to grow in future periods as we enhance current products and develop new products.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of personnel costs for corporate officers and finance personnel, and insurance, legal, accounting and consulting costs. General and administrative expenses increased to $1.6 million in the second quarter of fiscal 2001 from $1.2 million in the second quarter of fiscal 2000. General and administrative expenses increased to $3.1 million in the first half of fiscal 2001 from $2.0 million in the first half of fiscal 2000. The increase was primarily due to increased personnel costs associated with infrastructure growth to support business expansion and the demands of being a publicly traded company, higher bad debt provisions due to greater collection risks associated with international sales growth and increased insurance premiums due to the growth in our business. We expect general and administrative expenses to increase as a result of the additional reporting requirements and expenses incurred as a public company and increased infrastructure costs as we continue to expand our business.


AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES ASSETS. In the second quarter of fiscal 2001, we amortized a total of $6.0 million for goodwill, purchased technology and other acquisition related assets. Amortization for the quarter included $1.9 million associated with the acquisition of Telinnovation, which was completed on February 1, 2000 and $4.1 million associated with the acquisition of Atmosphere, which was completed on July 25, 2000. Amortization for the first six months of fiscal 2001 totaled $8.2 million, which included $3.8 million associated with the Telinnovation acquisition and approximately $4.4 million associated with the Atmosphere acquisition. The cost of goodwill and other intangible assets are being amortized to expense over their estimated useful lives of up to five years.


OTHER INCOME/(EXPENSE). Other income/(expense) consists of interest income on our invested cash and cash equivalents balances offset by interest expense attributable to our outstanding debt and capital leases. Other income increased to $1.2 million in the second quarter of fiscal 2001 from $149,000 in the second quarter of fiscal 2000. Other income increased to $2.4 million in the first half of fiscal 2001 from $40,000 in the first half of fiscal 2000. The increase was primarily attributable to increased interest income on funds invested from our initial and follow-on public offerings completed in fiscal 2000, cash from operations and a reduction in interest expense due to the retirement of our outstanding debt.


INCOME TAXES. Income taxes consist of federal and state income taxes. The effective tax rate in the second quarter of fiscal 2001 was 56.1% and was 42% in the second quarter of fiscal 2000. The increase in the effective tax rate is due to certain non-deductible costs associated with the acquisition of Atmosphere, including goodwill and purchased technology amortization. Excluding these non-deductible costs, the effective tax rate was approximately 41.25%. We expect that our ongoing effective tax rate excluding the non-deductible expenses should remain at approximately 41% to 41.5%.

STOCK-BASED COMPENSATION

We recorded deferred compensation of $1,320,000 as of April 30, 1999 as a result of stock options granted in fiscal 1999. We are amortizing the deferred compensation over the corresponding vesting period of the stock options. We amortized approximately $82,000 of the deferred compensation in the second quarter of fiscal 2001 and fiscal 2000 and approximately $165,000 in the first six months of fiscal 2001 and fiscal 2000.


Associated with the acquisition of Telinnovation in February 2000, we recorded $22.9 million of deferred compensation related to 400,000 restricted shares granted to the Telinnovation employees. These restricted shares are tied to the employees' continuing employment with Ditech. The deferred compensation is being amortized over the three year vesting period of the restricted shares. We amortized approximately $1.9 million in the second quarter, and $3.8 million in the first six months, of fiscal 2001.


Associated with the acquisition of Atmosphere on July 25, 2000, we recorded $2.4 million of deferred compensation related to unvested options assumed by us in the acquisition. This deferred compensation is being amortized to compensation expense over the remaining two year vesting period of the options. In connection with the acquisition of Atmosphere we issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as deferred compensation of $17.3 million in August 2000 and is being amortized to compensation expense over the four year vesting period of the options. Amortization of the Atmosphere-related deferred compensation totaled approximately $1.4 million for the second quarter of fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

Since March 1997, we satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.


In the first half of fiscal 2001 we generated $20.5 million in cash from operations, primarily due to increased operating profits, after including the impact of non cash items, and to a lesser extent due to increased income taxes payable, which was offset by an increase in accounts receivable. Operating activities generated $4.2 million in cash in the first half of fiscal 2000, mostly due to increased operating profits and to a lesser extent due to increased income taxes payable, accounts payable and deferred revenue, partially offset by increases in accounts receivable and other current assets.

In the first half of fiscal 2001 we used $1.9 million in cash for investing activities, mostly from purchases of property and equipment, offset in part by the completion of the Atmosphere acquisition, WHICH was a net source of cash provided from investing activities of approximately $645,000. Investing activities used $4.0 million in cash in the first half of fiscal 2000 due mostly to the purchase of our echo technology from Telinnovation for $3.0 million and purchases of property and equipment.



In the first half of fiscal 2001 we used $1.8 million in cash in financing activities, primarily due to the retirement, in the second quarter of fiscal 2001, of approximately $4.4 million in short term notes and capital lease obligations acquired in the Atmosphere purchase, partially offset by proceeds of approximately $2.5 million from issuances of stock under our stock option plans and funding related to semiannual employee stock purchase plans. Financing activities generated $55.8 million in cash in the first half of fiscal 2000, mostly from the net proceeds from our initial public offering in June 1999 and our follow-on offering in October 1999, partially offset by the application of the net proceeds of our initial public offering to redeem all our outstanding preferred stock and for paying off our capital lease obligations in the first quarter of fiscal 2000.


As of October 31, 2000, we had cash and cash equivalents of $105.3 million as compared to $88.6 million at April 30, 2000. In addition, we have a line of credit with the ability to borrow $4.0 million. This line of credit expires in August 2001. At October 31, 2000, borrowings of $4.0 million were available and no borrowings were outstanding.

We have no material commitments other than obligations under operating leases, particularly our facility lease. We currently occupy approximately 60,000 square feet in the two facilities that form our Mountain View headquarters. This facility lease has an initial term of 5 years, which expires in June 2006.


We anticipate significant increases in working capital on a period-to-period basis primarily as a result of planned increased product sales and higher relative levels of inventory and receivables. We will also continue to expend funds on property and equipment related to the expansion of systems infrastructure and office equipment to support our growth and lab and test equipment to support on-going research and development operations.

We believe that we will be able to satisfy our cash requirements for at least the next twelve months from a combination of existing cash reserves, cash flow from operations and our bank line of credit.

IMPACT OF EUROPEAN MONETARY CONVERSION


We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union, or EMU. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. During the next two years, business in the EMU member states will be conducted in both the existing national currency, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handing these currencies, including the euro.

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

     WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.


     Our revenue historically has come from a small number of customers. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business. Our five largest customers accounted for over 75%, 75%, 65% and 75% of our revenue in the first six months of fiscal 2001, in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Qwest/LCI accounted for 55%, 57%, 42% and 42%, of our revenue in the first six months of fiscal 2001, in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Our four next largest customers accounted collectively for 23%, 20%, 23% and 38% of our revenue in the first six months of fiscal 2001, and in fiscal 2000, fiscal 1999, and fiscal 1998, respectively. As an example of this risk, MCI accounted for $7.6 million, or more than 50%, of our revenue in fiscal 1997, but only $1.4 million, or approximately 11%, of our revenue in fiscal 1998. This reduction began shortly before the acquisition of MCI by Worldcom.

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

   - delays outside of our control in the installation of products for our customers;


   - the timing of new product and service introductions by us, our customers, our partners or our competitors;

   -  competitive pressures;

   -  variations in the mix of products offered by us; and

   -  variations in our sales or distribution channels.


     In particular, sales of our echo cancellation products, which historically have accounted for the vast majority of our revenue, have typically come from our major customers ordering large quantities when they deploy a switching center. Consequently, we may get one or more large orders in one quarter from a customer and then no orders in the next quarter. As a result, our revenue may vary significantly from quarter to quarter. We recently announced our OC-3 and STM-1 echo cancellation systems, which are expected to be available for commercial shipment in the third and fourth quarters, respectively, of fiscal 2001. A delay in availability of these key new products could result in a decrease in our revenues and net income.

     In addition, the sales cycle for our products is typically lengthy. Before ordering our products, our customers perform significant technical evaluations, which typically last up to 90 days in the case of our echo cancellation products and up to 180 days in the case of our optical communications products. Once an order is made, delivery times can vary depending on the product ordered, with delivery times for optical communications products exceeding those for our echo cancellation products. As a result, revenue forecasted for a specific customer for a particular quarter may not occur in that quarter. Because of the potential large size of our customers' orders, this would adversely affect our revenue for the quarter.

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


   - our successful introduction of our OC-3 and STM-1 echo cancellation systems; and


   - our successful introduction and sale of our new optical amplifiers.

     However, we may not be able to successfully produce or market our new products in commercial quantities, complete product development when anticipated, or increase sales. These risks are of particular concern when a new generation product is introduced. As a result, while we believe we should achieve our product introduction dates, they may be delayed. In the past, we experienced an unforeseen delay in the development of one of our products due to the need to design around a part that did not function as anticipated and also when the first version of one of our optical communications products did not fully meet customer requirements. We have in the past experienced, and in the future may experience, similar unforeseen delays in the development of our new products. We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new echo cancellation and optical communications products. We may not be able to address evolving demands in these markets in a timely or effective way. Even if we do, customers in these markets may purchase or otherwise implement competing products.

     CUSTOMERS MAY DELAY ORDERS FOR OUR EXISTING PRODUCTS IN ANTICIPATION OF NEW PRODUCTS, WHICH WOULD DECREASE OUR REVENUES.

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

     To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. If we are not able to develop substantial revenue from sales of our optical communications products, our ability to grow our business may be substantially impaired. We derived approximately 87.7%, 91.8%, 93.7%, and 94.1% of our revenue from the sale of our echo cancellation products in the first six months of fiscal 2001, in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. We expect that a substantial majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

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


     One of our competitors, Nortel Networks, has begun sales of an integrated switch, which has echo cancellation capability built into it and could therefore eliminate the need for the echo cancellation capability provided by our products. To date we have not experienced any material changes in customer orders as a result of the introduction of this product. However, new technologies such as these or other competing products, may cause our customers to delay or cancel orders for our products.


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

     IF WE DO NOT RETAIN KEY PERSONNEL FROM ACQUISITIONS, WE MAY NOT BE ABLE TO REALIZE THE BENEFITS WE EXPECT FROM OUR ACQUISITIONS.

     During the last twelve months, we completed the acquisitions of Telinnovation and Atmosphere. We believe these acquisitions provide us with expanded opportunities in the newly developing voice over the Internet and in packet-based markets where echo cancellation will be an important issue and in the rapidly growing optical communications market. However, our ability to successfully execute in these new markets is greatly dependent on our ability to retain the key personnel from Telinnovation and Atmosphere. Although we believe that we have provided significant incentives directly linked to continued employment over the next twelve to fifteen months, there is no guarantee that these key employees will remain in our employment until after we have successfully penetrated these markets, if at all.

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

     WE HAVE NO COMMERCIAL MANUFACTURING EXPERIENCE WITH OUR NEW PRODUCTS. To date we have manufactured our newer optical communications products and our prototype OC-3 echo cancellation system in our facilities but not in commercial quantities. We will need to outsource the manufacturing of these products once we begin to commercially manufacture them. We may experience delays and other problems during the transition to outsourcing the manufacture of these products.

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

     OUR BUSINESS IS GROWING, WHICH IS DIVERTING OUR MANAGEMENT'S ATTENTION FROM THE DAY-TO-DAY OPERATIONS OF OUR BUSINESS AND MAY REDUCE OUR ABILITY TO FOCUS ON FUTURE BUSINESS OPPORTUNITIES.

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

     WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS.

     Historically, we have sold mostly to customers in North America. We are currently implementing our plans to expand our international presence, which will require additional hiring of personnel for the overseas market and other expenditures. Our planned expansion overseas may not be successful. As we expand our sales focus further into international markets, we will face additional and complex issues that we may not have faced before, such as addressing currency fluctuations, manufacturing overseas and import/export controls, which will put additional strain on our management personnel. In the past, substantially all of our international sales have been denominated in U.S. dollars; however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies. The number of installations we will be responsible for is likely to increase as a result of our continued international expansion. In the past, we have experienced difficulties installing one of our echo cancellation products overseas. In addition, we may not be able to establish more relationships with original equipment manufacturers. If we do not, our ability to increase sales could be materially impaired.

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

   - risks of entering geographic and business markets in which we have no or limited prior experiences; and

   - potential loss of key employees of acquired organizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not engage in any foreign currency hedging transactions, and therefore do not believe we are subject to exchange rate risk. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We maintain our invested cash and cash equivalent portfolio holdings in various short-term securities, the majority of which are tax exempt. Because of the short-term duration of the financial instruments held, we do not believe that our financial instruments are materially sensitive to changes in interest rates. Our cash and cash equivalents as of October 31, 2000 of $105.3 million all have maturities of 35 days or less and bear an average interest rate of 4.5%. The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these instruments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On September 22, 2000, the 2000 annual meeting of stockholders was held at our corporate offices in Mountain View, California. During this meeting the following matters were voted upon:




Matter                                                    For        Against      Withheld
------                                                 ----------   ----------   ----------
Election of three directors to serve until the
2003 annual meeting:
     Peter Y. Chung..........................          26,190,869        --       487,409
     Kenneth E. Jones........................          26,015,199        --       663,079
     Andrei Manoliu..........................          26,164,379        --       513,899
(William A. Hasler and Timothy K.
Montgomery continue in office as
directors until the 2001 annual
stockholders meeting, and Gregory M.
Avis and George J. Turner continue in
office as directors until the 2002 annual
stockholders meeting.)

                                                          For        Against      Abstain
                                                       ----------   ----------   ----------

1,000,000 share increase in authorized
shares under the 1998 Stock Option Plan......          19,733,943    6,852,350     91,985

100,000 share increase in authorized
shares under the 1999 Non-Employee
Director Stock Option Plan...................          25,425,375    1,159,889     93,014

150,000 share increase in authorized



shares under the Employee Stock Purchase
Plan.....................................              26,445,771       140,722    91,785

Amendment to Certificate of
Incorporation to increase authorized
Common Stock to 200,000,000 shares.......              19,857,592     6,729,259    94,427

Ratification of
selection of PricewaterhouseCoopers, LLP as
independent accountants for the fiscal
year ending April 30, 2001...............              26,574,589        12,513    91,176





ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit

         3.1      Restated Certificate of Incorporation of Ditech

         3.2(1)   Bylaws of Ditech

         10.11.2 Fourth Amendment to Credit Agreement, dated August 18, 2000, between Ditech and Fleet National Bank (f/k/a BankBoston, N.A.)

         27.1     Financial Data Schedule

(1) Incorporated by reference from the exhibits with corresponding numbers from Ditech's Registration Statement (No. 333-86691), filed September 8, 1999.


(b)    Reports on Form 8-K

       Ditech filed three reports on Form 8-K during the quarter ended October 31, 2000. The first report was filed on August 8, 2000, followed by an amended filing on Form 8-K/A filed on September 12, 2000, related to the Company's acquisition of Atmosphere. A report on Form 8-K was filed on August 10, 2000 related to the filing of updated detailed proforma financial information associated with Company's acquisition of substantially all the assets of Telinnovation.



                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Ditech Communications Corporation



Date:    December 12, 2000              By:   /s/  William J. Tamblyn
         ------------------                -----------------------------------
                                           William J. Tamblyn
                                           Vice President Finance and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)

                                INDEX TO EXHIBITS

(a)      Exhibits


         3.1      Restated Certificate of Incorporation of Ditech

         3.2(1)   Bylaws of Ditech

         10.11.2 Fourth Amendment to Credit Agreement, dated August 18, 2000, between Ditech and Fleet National Bank (f/k/a BankBoston, N.A.)

         27.1     Financial Data Schedule

(1) Incorporated by reference from the exhibits with corresponding numbers from Ditech's Registration Statement (No. 333-86691), filed September 8, 1999.