Form 10-Q
period 2001-01-31
DITECH COMMUNICATIONS CORP
filed 2001-03-14
CIK 1080667

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

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

                                YES [X]  NO [ ]

As of February 28, 2001, 29,694,257 shares of the Registrant's common stock were outstanding.

                        DITECH COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I.     FINANCIAL INFORMATION

ITEM 1.           Financial Statements (unaudited)

                  Condensed Consolidated Statements of Operations
                  THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2001 AND 2000 ...................3

                  Condensed Consolidated Balance Sheets
                  AS OF JANUARY 31, 2001 AND APRIL 30, 2000 ......................................4

                  Condensed Consolidated Statements of Cash Flows
                  NINE MONTHS ENDED JANUARY 31, 2001 AND 2000 ....................................5

                  Notes to the Condensed Consolidated Financial Statements .......................6

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .....................................................10

ITEM 3            Qualitative and Quantitative Disclosures About Market Risk ....................26

PART II.    OTHER INFORMATION

ITEM 1.           Legal Proceedings .............................................................27

ITEM 2.           Changes in Securities and Use of Proceeds .....................................27

ITEM 3.           Defaults Upon Senior Securities ...............................................27

ITEM 4.           Submission of Matters to a Vote of Security Holders ...........................27

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


                          PART I. FINANCIAL INFORMATION

                           ITEM I. Financial Statements

                        Ditech Communications Corporation
                  Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                        Three months                       Nine months
                                                                     ended January 31,                 ended January 31,
                                                                -----------------------------    -------------------------------
                                                                   2001             2000             2001              2000
                                                                ------------    -------------    -------------     -------------
Revenues                                                          $13,341          $34,382         $101,971           $70,180
Cost of goods sold                                                  5,189            9,952           31,776            21,617
                                                                ------------    -------------    -------------     -------------
Gross profit                                                        8,152           24,430           70,195            48,563
                                                                ------------    -------------    -------------     -------------
Operating expenses
     Sales and marketing                                            3,405            2,454            9,192             6,295
     Research and development                                       8,747            1,841           23,485             4,220
     General and administrative                                     1,816              911            4,939             2,917
     Amortization of goodwill and other intangible assets           5,936               --           14,107                --
                                                                ------------    -------------    -------------     -------------
         Total operating expenses                                  19,904            5,206           51,723            13,432
                                                                ------------    -------------    -------------     -------------
Income (loss) from operations                                     (11,752)          19,224           18,472            35,131
                                                                ------------    -------------    -------------     -------------
Other income (expense)
     Interest income                                                1,328              608            3,793               823
     Interest expense                                                  (1)              (3)             (83)             (177)
                                                                ------------    -------------    -------------     -------------
         Other income, net                                          1,327              605            3,710               646
                                                                ------------    -------------    -------------     -------------
Income (loss) before provision for (benefit from) income taxes    (10,425)          19,829           22,182            35,777
Provision for (benefit from) income taxes                          (2,504)           7,959           12,912            14,652
                                                                ------------    -------------    -------------     -------------
Net income (loss)                                                  (7,921)          11,870            9,270            21,125
Accretion of mandatorily redeemable preferred stock to
     redemption value                                                  --               --               --                99
                                                                ------------    -------------    -------------     -------------
Net income (loss) attributable to common stockholders             ($7,921)         $11,870           $9,270           $21,026
                                                                ============    =============    =============     =============
Net income(loss) attributable to common stockholders per share
     Basic                                                         ($0.28)           $0.46            $0.33             $0.95
                                                                ============    =============    =============     =============
     Diluted                                                       ($0.28)           $0.41            $0.31             $0.81
                                                                ============    =============    =============     =============
Number of shares used in per share calculations
     Basic                                                         28,723           25,830           28,299            22,209
                                                                ============    =============    =============     =============
     Diluted                                                       28,723           28,686           29,825            26,026
                                                                ============    =============    =============     =============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Ditech Communications Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                                                  January 31,           April 30,
                                                                                      2001                2000
                                                                                -----------------    ----------------
                                                                                    (unaudited)

                                       ASSETS
       Current assets
            Cash and cash equivalents                                                 $121,586             $88,616
            Accounts receivable, net                                                     9,046              20,349
            Inventories                                                                 16,313               6,596
            Deferred income taxes                                                        3,191               1,839
            Other current assets                                                         1,072                 352
            Income taxes receivable                                                         --               1,412
                                                                                -----------------    ----------------
            Total current assets                                                       151,208             119,164


       Property and equipment, net                                                       6,061               2,680
       Purchased technology, net                                                        20,731              24,617
       Goodwill, net                                                                    65,385              10,790
       Deferred income taxes                                                            22,358               4,703
       Other assets                                                                      4,228               3,198
                                                                                -----------------    ----------------
            Total assets                                                              $269,971            $165,152
                                                                                =================    ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities
            Accounts payable                                                            $6,714              $5,201
            Accrued expenses                                                             6,128               4,228
            Deferred revenue                                                               239               2,074
            Income taxes payable                                                         3,108                  --
            Obligations under capital lease, current portion                                22                  55
                                                                                -----------------    ----------------
            Total current liabilities                                                   16,211              11,558
       Obligations under capital lease, net of current portion                               2                  21
                                                                                -----------------    ----------------
            Total liabilities                                                           16,213              11,579
                                                                                -----------------    ----------------

       Common stock                                                                         29                  28
       Deferred stock compensation                                                     (30,798)            (21,937)
       Additional-paid-in capital                                                      270,894             171,119
       Retained earnings                                                                13,633               4,363
                                                                                -----------------    ----------------
            Total stockholders' equity                                                 253,758             153,573
                                                                                -----------------    ----------------
            Total liabilities and stockholders' equity                                $269,971            $165,152
                                                                                =================    ================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Ditech Communications Corporation
                   Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                          Nine months ended
                                                                                             January 31,
                                                                                 ------------------------------------
                                                                                      2001                2000
                                                                                 ----------------    ----------------
       Cash flows from operating activities:
            Net income                                                                 $9,270              $21,125
            Adjustments to reconcile net income to net cash
            provided by operating activities:
                Depreciation and amortization                                           2,264                1,244
                Increase in provision for doubtful accounts                               200                  225
                Gain on disposal of property and equipment                                 (6)                  --
                Tax benefit from exercise of stock options                              5,786                1,729
                Deferred income taxes                                                  (4,714)                (780)
                Amortization of deferred stock compensation                             8,710                  247
                Amortization of goodwill and other
                  acquisition related intangible assets                                14,107                   --
            Changes in assets and liabilities:
                Accounts receivable                                                    11,637               (9,092)
                Inventories                                                            (9,882)                (456)
                Other current assets                                                     (463)                (470)
                Income taxes receivable/payable                                         4,520                3,368
                Accounts payable                                                         (893)               1,507
                Accrued expenses                                                       (1,137)               1,221
                Deferred revenue                                                       (1,836)                 364
                                                                                 ----------------    ----------------
                Net cash provided by operating activities                              37,563               20,232
                                                                                 ----------------    ----------------
       Cash flows from investing activities:
            Purchase of property and equipment                                         (3,363)              (1,270)
            Other assets                                                                 (471)              (3,162)
            Net cash received in purchase acquisitions                                    564                   --
                                                                                 ----------------    ----------------
                Net cash used in investing activities                                  (3,270)              (4,432)
                                                                                 ----------------    ----------------
       Cash flows from financing activities:
            Repurchase of common stock                                                    (11)                  (4)
            Principal payments on notes payable                                        (2,118)              (7,313)
            Principal payments on capital leases                                       (2,267)                 (45)
            Redemption of Series A mandatorily
                redeemable preferred stock                                                 --              (19,655)
            Proceeds from issuance of common stock                                         --               82,759
            Proceeds from employee stock plan issuances                                 3,073                  535
                                                                                 ----------------    ----------------
                Net cash provided by (used in) financing activities                    (1,323)              56,277
                                                                                 ----------------    ----------------
       Net increase in cash and cash equivalents                                       32,970               72,077
       Cash and cash equivalents, beginning of period                                  88,616                3,114
                                                                                 ----------------    ----------------
       Cash and cash equivalents, end of period                                      $121,586              $75,191
                                                                                 ================    ================


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        DITECH COMMUNICATIONS CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Basis of Presentation

     The condensed consolidated financial statements include the accounts of Ditech and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements at January 31, 2001 and for the three and nine month periods ended January 31, 2001 and 2000, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended January 31, 2001 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2000 included in the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A filed with the Securities and Exchange Commission on August 10, 2000, file number 000-26209.

     Computation of Earnings (Loss) per Share

     Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted earnings per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding, including the dilutive effect of stock options, using the treasury stock method, and the dilutive effect of common stock subject to repurchase. Diluted loss per share is calculated excluding these items as their effect is anti-dilutive.

     Comprehensive Income

     There was no difference between the Company's net income and its total comprehensive income for the three and nine-month periods ended January 31, 2001 or 2000.

     Reclassifications

     Certain reclassifications have been made in the condensed consolidated statement of cash flows for the nine months ended January 31, 2000 to conform to classifications used in the current fiscal year. These reclassifications did not impact the previously reported total cash flows from operating, investing, or financing activities.

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

     The total value of the acquisition of approximately $69 million was accounted for in three discrete components. The first, approximately $9 million related to purchased research and development, was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill was capitalized and is being amortized to expense over its estimated life of five years. The remaining $23 million relates to restricted shares, the cost of which was recorded as deferred stock compensation and is being charged to the statement of operations over the three year vesting period of the shares.

     On July 25, 2000, the Company completed the acquisition of privately-held Atmosphere Networks, Inc. of Campbell, California in exchange for 841,897 shares of common stock and assumption of outstanding options, with an aggregate value of $73.4 million, and $7.9 million of cash plus acquisition costs of approximately $680,000. Atmosphere Networks was an emerging provider of optical networking products, enabling carriers to combine various types of traffic (voice, data and video) onto an optical network.

     The allocation of the stock and cash purchase price is summarized below (in thousands):

         Net assets acquired                            $15,830
         Established workforce                            1,500
         Goodwill                                        64,615
                                                      ----------
         Total purchase price                           $81,945
                                                      ==========


     In August 2000, Ditech also granted to the employees assumed in the Atmosphere acquisition, non-qualified stock options vesting over a four-year period, for approximately 750,000 shares of Ditech common stock at a price representing a 50% discount from market on the date of grant. As a result, the Company recorded deferred stock compensation of approximately $17.3 million in August 2000, which was reduced to $15.7 million in November 2000, for option cancellations. The deferred stock compensation is being amortized to expense ratably over the options' four-year vesting period. The cost allocated to intangible assets for the acquired workforce and goodwill is being amortized to expense over their estimated useful lives of four years. Amortization expense for stock options and intangible assets associated with the Atmosphere acquisition of approximately $5.4 million was recorded in the third quarter and $11.2 million was recorded in the first nine months of fiscal 2001.

     The following unaudited pro forma financial information reflects the results of operations for the three and nine months ended January 31, 2001 and 2000 as if the acquisitions had occurred on May 1, 1999. The pro forma results of operations for the three and nine months ended January 31, 2001 include results of operations of Atmosphere Networks, including amortization of goodwill, other intangibles, and deferred stock compensation for the periods presented. The pro forma results of operations for the three and nine months ended January 31, 2000 include results of operations of Telinnovation, and Atmosphere Networks, including amortization of goodwill, other intangibles, and deferred stock compensation and the elimination of intercompany transactions between the Company and Telinnovation. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on May 1, 1999, and may not be indicative of future operating results (in thousands, except per share amounts).


                                                                      Three months ended             Nine months ended
                                                                         January 31,                    January 31,
                                                                   ---------------------------    --------------------------
                                                                      2001           2000            2001           2000
                                                                   -----------    ------------    -----------    -----------
                                                                         (unaudited)                    (unaudited)

        Pro forma financial information
        Net Revenues                                                $13,341          $35,076       $103,517        $71,698
                                                                   -----------    ------------    -----------    -----------
        Income (loss) from operations                               (11,752)           5,257          8,929         (2,751)
                                                                   -----------    ------------    -----------    -----------
        Net income (loss) attributable to common stockholders       $(7,921)          $2,044         $1,948        $(6,592)
                                                                   -----------    ------------    -----------    -----------
        Net income (loss) per share attributable to common
             stockholders:
             Basic                                                   $(0.28)           $0.07          $0.07         $(0.28)
                                                                   -----------    ------------    -----------    -----------
             Diluted                                                 $(0.28)           $0.07          $0.06         $(0.28)
                                                                   -----------    ------------    -----------    -----------
        Weighted average shares:
             Basic                                                   28,723           27,471         28,692         23,850
                                                                   -----------    ------------    -----------    -----------
             Diluted                                                 28,723           30,727         30,255         23,850
                                                                   -----------    ------------    -----------    -----------

4.      INVENTORIES

        Inventories, consisted of (in thousands, unaudited):

                                                                           January 31,           April 30,
                                                                               2001                 2000
                                                                         -----------------    -----------------
                  Raw materials                                               $ 5,892                 $1,717
                  Work in progress                                              4,324                    849
                  Finished goods                                                6,097                  4,030
                                                                         -----------------    -----------------
                       Total                                                  $16,313                 $6,596
                                                                         =================    =================

5.      SEGMENT INFORMATION

        The Company markets its products primarily to customers in the United States who are in the telecommunications industry. Substantially all of the Company's sales have been generated from its echo cancellation products. The Company's revenues by geographic area are summarized as follows (in thousands, unaudited):


                                                          Three months ended                  Nine months ended
                                                             January 31,                        January 31,
                                                    -------------------------------    -------------------------------
                                                        2001              2000             2001             2000
                                                    --------------    -------------    -------------    --------------
        United States                                   $10,924          $28,114          $84,786           $60,797
        Mexico                                               30              608            1,461               998
        Brazil                                              307               --            3,428               617
        China                                             1,721            2,581            8,091             3,356
        Rest of World                                       359            3,079            4,205             4,412
                                                    --------------    -------------    -------------    --------------
                                                        $13,341          $34,382         $101,971           $70,180
                                                    ==============    =============    =============    ==============

        International sales are entirely composed of export sales.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOR THE YEAR ENDED APRIL 30, 2000 INCLUDED IN FORM 10-K/A FOR THE YEAR ENDED APRIL 30, 2000 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 10, 2000. THE DISCUSSION IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE AS A RESULT OF A NUMBER OF RISKS. THESE RISKS INCLUDE: WE HAVE A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUES TO DECREASE MATERIALLY; WE EXPECT OUR REVENUES TO FLUCTUATE AS A RESULT OF A NUMBER OF FACTORS, WHICH COULD CAUSE OUR STOCK PRICE TO DROP; WE MAY EXPERIENCE DELAYS IN DEVELOPING NEW PRODUCTS DUE TO UNFORESEEN TECHNICAL DIFFICULTIES, WHICH WOULD PREVENT US FROM INTRODUCING NEW PRODUCTS AND GROWING OUR BUSINESS; WE OPERATE IN AN INDUSTRY CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, WHICH MAY RENDER OUR EXISTING PRODUCTS OBSOLETE; IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY; AND WE RECENTLY ACQUIRED ATMOSPHERE NETWORKS AND WE MAY NOT BE SUCCESSFUL IN INTEGRATING ITS PERSONNEL INTO OUR BUSINESS, WHICH WOULD HAMPER OUR ABILITY TO DEVELOP NEW OPTICAL PRODUCTS. THESE AND OTHER RISK FACTORS ARE MORE FULLY DISCUSSED IN "FUTURE GROWTH AND OPERATING RESULTS SUBJECT TO RISK" BELOW. IN FEBRUARY 2000, WE EFFECTED A 2-FOR-1 STOCK SPLIT OF OUR COMMON STOCK AND ALL SHARE AND PER SHARE DATA HAVE BEEN REVISED ACCORDINGLY.

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

On February 1, 2000, we completed our acquisition of substantially all of the assets of Telinnovation in exchange for a total of 1,200,000 shares of common stock. The acquisition is being accounted for as a purchase. The total value of the acquisition of approximately $69 million was accounted for in three discrete components. The first, approximately $9 million related to purchased research and development, was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill, was capitalized and is being amortized to expense over its estimated life of five years. The remaining $23 million relates to restricted shares, the cost of which was recorded as deferred stock compensation and is being charged to expense over the three-year vesting period of the shares.

On July 25, 2000, we completed our acquisition of Atmosphere Networks Inc. in exchange for a total of 841,897 shares of common stock and assumption of outstanding options, with an aggregate value of $73.4 million, and $7.9 million of cash plus acquisition costs of approximately $680,000. The acquisition is being accounted for as a purchase. The total value of the acquisition of approximately $82 million comprises approximately $15.8 million in net assets, $1.5 million associated with the value of the established workforce and $64.6 million of goodwill from the acquisition. The goodwill and established workforce costs were capitalized and are being amortized over their estimated lives of four years.

We generally recognize product revenue when persuasive evidence of a definitive agreement exists, risk of loss and title have passed to the customer, the fee is fixed or determinable, and collectibility is probable. We offer a five-year warranty on all of our products. The warranty generally provides that we will repair or replace any defective product within five years from the invoice date. We accrue for warranty costs at time of shipment based on our experience.

To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. We derived approximately 85.3%, 91.8%, 93.7%, and 94.1% of our revenue from the sale of our echo cancellation products in the first nine months of fiscal 2001, in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. We expect that a substantial majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

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

Historically the majority of our sales have been to customers in the U.S. In the first nine months of fiscal 2001, in fiscal 2000, fiscal 1999, and fiscal 1998 we derived approximately 83%, 88%, 86% and 93%, respectively, of our revenue from U.S. customers. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, substantially all of our international sales have been export sales and denominated in U.S. dollars.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for over 70%, 75%, 65% and 75% of our revenue in the first nine months of fiscal 2001, in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Qwest accounted for 48%, 57%, 42% and 42%, of our revenue in the first nine months of fiscal 2001, in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.


                                                                Three months ended              Nine months ended
                                                                    January 31,                   January 31,
                                                             --------------------------    ---------------------------
                                                                2001            2000            2001            2000
                                                             -----------    -----------    ------------    -----------
Revenue                                                          100.0%         100.0%          100.0%         100.0%
Cost of goods sold                                                38.9           28.9            31.2           30.8
                                                             -----------    -----------    ------------    -----------
     Gross profit                                                 61.1           71.1            68.8           69.2
                                                             -----------    -----------    ------------    -----------
Operating expenses
     Sales and marketing                                          25.5            7.1             9.0            9.0
     Research and development                                     65.6            5.4            23.0            6.0
     General and administrative                                   13.6            2.6             4.8            4.2
     Amortization of goodwill and other intangibles               44.5             --            13.8             --
                                                             -----------    -----------    ------------    -----------
Total operating expenses                                         149.2           15.1            50.7           19.1
                                                             -----------    -----------    ------------    -----------
Income (loss)from operations                                     (88.1)          55.9            18.1           50.1
Other income, net                                                  9.9            1.8             3.6            0.9
                                                             -----------    -----------    ------------    -----------
Income (loss) before provision for (benefit from) income taxes   (78.1)          57.7            21.8           51.0
Provision for (benefit from) income taxes                        (18.8)          23.1            12.7           20.9
                                                             -----------    -----------    ------------    -----------
Net Income (loss)                                                (59.4)%         34.5%            9.1%          30.1%
                                                             ===========    ===========    ============    ===========


THREE AND NINE MONTHS ENDED JANUARY 31, 2001 AND 2000.


REVENUE. Revenue decreased to $13.3 million in the third quarter of fiscal 2001 from $34.4 million in the third quarter of fiscal 2000. The decline was due to macroeconomic trends of a slowdown in spending within our industry and delays in the scheduled shipping of our 5th generation echo cancellation system product, the OC-3, offset in part by a modest increase in sales of our optical communications products.

Revenue for the first nine months of fiscal 2001 was $102.0 million, compared to $70.2 million in the first nine months of fiscal 2000. This growth was largely attributable to continued market acceptance of our Quad and Broadband echo products, primarily in the first two quarters of fiscal 2001, and to a lesser degree due to growth in our optical product sales. These factors were partially offset by a decline in echo sales in the third quarter due to the delay in our

OC-3 product's availability and the general market slowdown discussed above. Declining average selling prices of our echo cancellation products, as they mature and experience increased market competition, also partially offset the favorable unit sales trend.

COST OF GOODS SOLD. Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, provisions for inventory and warranty expenses and the cost of licensed technology incorporated into our products. Cost of goods sold decreased to $5.2 million in the third quarter of fiscal 2001 from $10.0 million in the third quarter of fiscal 2000 due to the decline in sales. Cost of goods sold increased to $31.8 million for the first nine months of fiscal 2001, compared to $21.6 million for the first nine months of fiscal 2000. The primary reason for the increase was costs associated with increased unit sales of our echo cancellation products during the first nine months of fiscal 2001.


GROSS MARGIN. Gross margin decreased to 61.1% in the third quarter of fiscal 2001 from 71.1% in the third quarter of fiscal 2000. The primary factors contributing to the decline in gross margin were the relatively fixed manufacturing overhead costs which represented a larger percent of revenue as revenue declined. In addition, the revenue mix included a lower percentage of higher margin echo cancellation products in the third quarter of fiscal 2001 versus the same period in fiscal 2000. Gross margin decreased to 68.8% in the first nine months of fiscal 2001 from 69.2% in the first nine months of fiscal 2000. The primary factors contributing to this decrease were the higher percentage of sales of lower margin optical products in fiscal 2001, sales of lower margin Atmosphere products in the second quarter of fiscal 2001, reductions in average selling prices on our Quad and DS3 products in the second quarter of fiscal 2001, and higher overhead costs on a lower revenue base in the third quarter of fiscal 2001. These unfavorable factors were partially offset by the elimination of product royalty payments in the first quarter of fiscal 2000 as a result of completing the acquisition of our core echo cancellation technology subsequent to our initial public offering in June 1999, the change in mix of echo cancellation products to our newer quad and broadband products and improved leverage from our outsourced manufacturing strategy.

SALES AND MARKETING. Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Sales and marketing expenses increased to $3.4 million in the third quarter of fiscal 2001 from $2.5 million in the third quarter of fiscal 2000. Sales and marketing expenses increased to $9.2 million in the first nine months of fiscal 2001 from $6.3 million in the first nine months of fiscal 2000. The primary causes for the increase were increases in personnel and related costs, including travel, to support expansion of our customer service functions and marketing efforts for our products both domestically and internationally, including the formation of new direct and OEM channel partnerships. Also impacting the increase in the third quarter of fiscal 2001 were marketing expenses for launching of our new fifth generation echo cancellation system products and optical system products, which more than offset lower sales commissions on the lower revenue base in the third quarter of fiscal 2001. We plan to continue to increase our expenditures in sales and marketing in order to launch new products and broaden distribution of our products both domestically and internationally.

RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of personnel costs, contract consultants, and equipment and supplies used in the development of echo cancellation and optical communications products as well as amortization of deferred stock compensation associated with the Telinnovation and Atmosphere acquisitions. Research and development expense increased to $8.7 million in the third quarter of fiscal 2001 from $1.8 million in the third quarter of fiscal 2000. Research and development expense increased to $23.5 million in the first nine months of fiscal 2001 from $4.2 million in the first nine months of fiscal 2000. The increase is related to increased personnel and related costs as well as increased materials and consulting costs associated with new product research and development efforts on both our echo cancellation and optical communications product lines. The number of research and development employees has continued to increase with our acquisition of Atmosphere in July 2000. Research and development expenses included $3.2 million for the third quarter of fiscal 2001 and $8.5 million for the first nine months of fiscal 2001 for amortization of deferred stock compensation associated with our acquisitions of Telinnovation in February 2000 and Atmosphere in July 2000. We expect research and development expenses to continue to grow in future periods as we enhance current products and develop new echo cancellation and optical systems products.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of personnel costs for corporate officers and finance personnel, and insurance, legal, accounting and consulting costs. General and administrative expenses increased to $1.8 million in the third quarter of fiscal 2001 from $0.9 million in the third quarter of fiscal 2000. General and administrative expenses increased to $4.9 million in the first nine months of fiscal 2001 from $2.9 million in the first nine months of fiscal 2000. The increase was primarily due to increased personnel costs associated with infrastructure growth to support business expansion and the demands of being a publicly traded company, higher bad debt provisions due to greater collection risks associated with international sales growth and increased insurance premiums due to the growth in our business. We expect general and administrative expenses to increase as a result of the additional reporting requirements and expenses incurred as a public company and increased infrastructure costs as we continue to expand our business.


AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES ASSETS. In the third quarter of fiscal 2001, we amortized a total of $5.9 million for goodwill, purchased technology and other acquisition related assets. Amortization for the quarter included $1.9 million associated with the acquisition of Telinnovation, which was completed on February 1, 2000 and $4.0 million associated with the acquisition of Atmosphere, which was completed on July 25, 2000. Amortization for the first nine months of fiscal 2001 totaled $14.1 million, which included $5.6 million associated with the Telinnovation acquisition and approximately $8.5 million associated with the Atmosphere acquisition. Goodwill and other intangible assets are being amortized to expense over their estimated useful lives of up to five years.


OTHER INCOME(EXPENSE). Other income(expense) consists of interest income on our invested cash and cash equivalents balances offset by interest expense attributable to our outstanding debt and capital leases. Other income increased to $1.3 million in the third quarter of fiscal 2001 from $605,000 in the third quarter of fiscal 2000. Other income increased to $3.7 million in the first nine months of fiscal 2001 from $646,000 in the first nine months of fiscal 2000. The increase was primarily attributable to increased interest income on funds invested from our initial and follow-on public offerings completed in fiscal

2000, cash from operations and a reduction in interest expense due to the retirement of our outstanding debt.

INCOME TAXES. Income taxes consist of federal and state income taxes. The effective tax rate in the third quarter of fiscal 2001 was a benefit of 24.0% and was a provision of 40.1% in the third quarter of fiscal 2000. The low effective tax benefit rate is due to certain non-deductible costs associated with the acquisition of Atmosphere,including goodwill and purchased technology amortization. Excluding these non-deductible costs, the effective tax rate was approximately 41.25%. We expect that our ongoing effective tax provision (benefit) rate excluding these non-deductible expenses should remain at approximately 41% to 41.5%.


STOCK-BASED COMPENSATION

We recorded deferred compensation of $1,320,000 as of April 30, 1999 as a result of stock options granted in fiscal 1999. We are amortizing the deferred compensation over the corresponding vesting period of the stock options. We amortized approximately $78,000 of the deferred compensation in the third quarter of fiscal 2001 and $83,000 in the third quarter of fiscal 2000 and approximately $243,000 in the first nine months of fiscal 2001 and $248,000 in the first nine months of fiscal 2000.


Associated with the acquisition of Telinnovation in February 2000, we recorded $22.9 million of deferred compensation related to 400,000 restricted shares granted to the Telinnovation employees. These restricted shares are tied to the employees' continuing employment with Ditech. The deferred compensation is being amortized over the three year vesting period of the restricted shares. We amortized approximately $1.9 million in the third quarter, and $5.7 million in the first nine months of fiscal 2001.


Associated with the acquisition of Atmosphere on July 25, 2000, we recorded $2.4 million of deferred compensation related to unvested options assumed by us in the acquisition. Adjustments were recorded in the second and third quarter of fiscal 2001, due to option cancellations, which reduced that amount to approximately $1.9 million. This deferred compensation is being amortized to compensation expense over the remaining term of the original twenty four month vesting period of the options. In connection with the acquisition of Atmosphere we issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as deferred compensation of $17.3 million in August 2000 and adjustments recorded in the second and third quarter of fiscal 2001, due to options cancellations, reduced that amount to approximately $15.7 million. This deferred compensation is being amortized to compensation expense over the remaining term of the original forty eight month vesting period of the options. Amortization of the Atmosphere-related deferred compensation totaled approximately $1.3 million in the third quarter, and $2.7 million in the first nine months, of fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

In the first nine months of fiscal 2001 we generated $37.6 million in cash from operations, primarily due to operating profits, after including the impact of non cash items, and to a lesser extent due to a reduction in accounts receivable and an increase in income taxes payable. These net sources of cash were offset in part by a use of cash for an increase in inventory. Operating activities generated $20.2 million in cash in the first nine months of fiscal 2000, mostly due to operating profits and to a lesser extent due to increased income taxes payable, accounts payable, accrued expenses and deferred revenue, partially offset by an increase in accounts receivable.

In the first nine months of fiscal 2001 we used $3.3 million in cash for investing activities, mostly from purchases of property and equipment, offset in part by the completion of the Atmosphere acquisition, which was a net source of cash provided from investing activities of approximately $564,000. Investing activities used $4.4 million in cash in the first nine months of fiscal 2000 due mostly to the purchase of our echo technology from Telinnovation for $3.0 million and purchases of property and equipment.

In the first nine months of fiscal 2001 we used $1.3 million in cash in financing activities, primarily due to the retirement, in the second quarter of fiscal 2001, of approximately $4.4 million in short term notes and capital lease obligations assumed in the Atmosphere purchase, partially offset by proceeds of approximately $3.1 million from issuances of stock under our stock option plans and funding related to semiannual employee stock purchase plans. Financing activities generated $56.3 million in cash in the first nine months of fiscal 2000, mostly from the net proceeds from our initial public offering in June 1999 and our follow-on offering in October 1999, partially offset by the application of the net proceeds of our initial public offering to redeem all our outstanding preferred stock and for paying off our note payable obligations in the first quarter of fiscal 2000.

As of January 31, 2001, we had cash and cash equivalents of $121.6 million as compared to $88.6 million at April 30, 2000. In addition, we have a line of credit with the ability to borrow $4.0 million. This line of credit expires in August 2001. At January 31, 2001, borrowings of $4.0 million were available and no borrowings were outstanding under this line of credit. Due to the net loss experienced in the third quarter of fiscal 2001, we were in default of a covenant associated with the line of credit which requires positive quarterly net income, exclusive of the impact of purchase accounting related costs. We have received a waiver of this default from the bank.

We have no material commitments other than obligations under operating leases, particularly our facility lease. We currently occupy approximately 60,000 square feet in the two buildings that form our Mountain View headquarters. This facility lease has an initial term of 5 years, which expires in June 2006.

We anticipate increases in working capital on a period-to-period basis primarily as a result of planned increased product sales and higher relative levels of inventory and receivables. We will also continue to expend funds on property and equipment related to the expansion of systems infrastructure, office equipment to support our growth, and lab and test equipment to support on-going research and development operations.

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

Based on our assessment to date, we do not expect the conversion to the euro to have a material impact on our internal systems or our product sales. To date we have experienced limited sales activities in the European economies, substantially all of which have been in U.S. dollars. We will take appropriate corrective action based on the results of our ongoing assessment.

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

     WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

     Our revenue historically has come from a small number of customers. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business. Our five largest customers accounted for over 70%, 75%, 65% and 75% of our revenue in the first nine months of fiscal 2001, in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Qwest accounted for 48%, 57%, 42% and 42%, of our revenue in the first nine months of fiscal 2001, in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Our four next largest customers accounted collectively for 24%, 18%, 23% and 33% of our revenue in the first nine months of fiscal 2001, and in fiscal 2000, fiscal 1999, and fiscal 1998, respectively. As an example of this risk, MCI accounted for $7.6 million, or more than 50%, of our revenue in fiscal 1997, but only $1.4 million, or approximately 11%, of our revenue in fiscal 1998. This reduction began shortly before the acquisition of MCI by Worldcom. More recently, in the third quarter of fiscal 2001, delays in scheduled shipments of the recently announced OC-3 echo cancellation products to Qwest resulted in Qwest revenues declining to 12% of total revenue in the quarter versus their recent purchase history that averaged over 40% of total revenue in the last three years.

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

     Revenue can vary period to period if planned dates of new product introductions are missed and the product release occurs in a later quarter. As an example of this risk, in October 2000, we announced our OC-3 and STM-1 echo cancellation systems, which were expected to be available for commercial shipment in the third and fourth quarters, respectively, of fiscal 2001. In the third quarter of fiscal 2001, we experienced delays in the scheduled shipping of the OC-3 product, contributing to a revenue shortfall in that quarter. A further delay in the availability of these key new products could result in a continued depression in our revenues and net income. Currently we estimate that the OC-3 and the STM-1 system products will be available for first customer shipments in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, respectively.

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

   - the availability and cost of key components for our products; and

   - the timing of personnel hiring.

     If we incur such additional expenses in a quarter in which we do not experience increased revenue, our profitability would be adversely affected and we may even incur losses for that quarter, as we experienced in the third quarter of fiscal 2001.

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

     IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE OUR NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE.

     We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce our new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. Our ability to maintain and increase revenue in the future will depend primarily on:


   - our successful introduction of our OC-3 and STM-1 echo cancellation systems; and
   - our successful introduction and sale of our new optical amplifiers and optical systems products.

     However, we may not be able to successfully produce or market our new products in commercial quantities, complete product development when anticipated, or increase sales. These risks are of particular concern when a new generation product is introduced. As a result, while we believe we should achieve our product introduction dates, they may be delayed. In the past, we experienced an unforeseen delay in the development of one of our products due to the need to design around a part that did not function as anticipated and also when the first version of one of our optical communications products did not fully meet customer requirements. In the future we may experience similar unforeseen delays in the development of our new products. We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new echo cancellation and optical communications products. We may not be able to address evolving demands in these markets in a timely or effective way. Even if we do, customers in these markets may purchase or otherwise implement competing products.

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

     To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. If we are not able to develop substantial revenue from sales of our optical communications products, our ability to grow our business may be substantially impaired. We derived approximately 85.3%, 91.8%, 93.7%, and 94.1% of our revenue from the sale of our echo cancellation products in the first nine months of fiscal 2001, in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. We expect that a substantial majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

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

     One of our competitors, Nortel Networks, has begun sales of an integrated switch, which has echo cancellation capability built into it and could therefore eliminate the need for the echo cancellation capability provided by our products. To date, we believe we have not experienced any material changes in customer orders as a result of the introduction of this product. However, new technologies such as these or other competing products may cause our customers to delay or cancel orders for our products.

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

     IF WE DO NOT RETAIN KEY PERSONNEL FROM ACQUISITIONS, WE MAY NOT BE ABLE TO REALIZE THE BENEFITS WE EXPECT FROM OUR ACQUISITIONS.

     During the last fourteen months, we completed the acquisitions of Telinnovation and Atmosphere. We believe the Telinnovation acquisition provides us with expanded opportunities in the newly developing voice over the Internet and packet-based markets where echo cancellation will be an important issue. We believe the Atmosphere acquisition provides us with expanded opportunities in the rapidly growing optical communications market. However, our ability to successfully execute in these new markets is greatly dependent on our ability to retain the key personnel from Telinnovation and Atmosphere. Although we believe that we have provided significant incentives directly linked to continued employment over the next twelve months, there is no guarantee that these key employees will remain in our employment until after we have successfully penetrated these markets, if at all.

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

     Our success will depend in large part on continued development and expansion of voice and data communications networks. Development of communications networks is driven in part by the growth of competitive service providers that emerged as a result of the Telecommunications Act of 1996 and privatization of the telecommunications industry on a global scale. We are subject to risks of growth constraints due to our current and planned dependence on emerging competitive and privatized overseas service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, changes in regulation and consolidation. Ditech has experienced recently, as have other companies in our sector, an unexpected slowdown in infrastructure spending by its customers. This recent trend of lower capital spending in the telecommunications industry contributed to the decline in our revenues in the third quarter of fiscal 2001.

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

     SOME OF THE KEY COMPONENTS USED IN OUR PRODUCTS MAY HAVE INSUFFICIENT SUPPLY TO MEET THE TOTAL MARKET DEMAND AND ANY UNFULFILLED DEMAND WE EXPERIENCE MAY REDUCE OR DELAY OUR EXPECTED PRODUCT SHIPMENTS AND REVENUES.

     Certain key components used in our products are in short supply relative to the worldwide market demand. We may not be as successful as some of the larger manufacturers we compete with in securing our desired purchase quantities of these scarce components. If we are unable to procure our planned quantities of material from all prospective suppliers, and if we can not use alternative components, we could experience revenue delays or reductions and potential harm to customer relationships. An example of this risk occurred in the third quarter of fiscal 2001 as two vendors supplying us with components used in our OC-3 product did not meet our total demand which contributed to our revenue shortfall in that quarter.

     OUR BUSINESS IS GROWING, WHICH IS DIVERTING OUR MANAGEMENT'S ATTENTION FROM THE DAY-TO-DAY OPERATIONS OF OUR BUSINESS AND MAY REDUCE OUR ABILITY TO FOCUS ON FUTURE BUSINESS OPPORTUNITIES.

     Despite the revenue decline we experienced in the third quarter of fiscal 2001, our revenue for the nine months ended January 31, 2001 is 45% higher than the revenue in the equivalent period of fiscal 2000. We anticipate significantly expanding our business capacity to address potential growth in our customer base and market opportunities. Expansion of our business may strain our management personnel, operations and resources. Growth in our customer base may require us to improve our predictions of what customers are likely to need and when they will need it, which may also place further strain on our sales and marketing personnel. Continued growth will require us to hire more engineering, sales, marketing, operations, customer support and services, and administrative personnel and scale our research and development capability, which we may not be able to do. We may also experience problems in integrating new personnel into our corporate culture. In addition, new hires may not be productive during the time that they are being integrated into our business.

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

     We depend heavily on Tim Montgomery, our Chairman, President and Chief Executive Officer, and on other key management and technical personnel, for the conduct and development of our business and the development of our products. If we lose the services of any one of these people for any reason, this could adversely affect our ability to conduct and expand our business and to develop new products. We believe that our future success will depend in large part upon our continued ability to attract, retain and motivate highly skilled employees, who are in great demand. However, we may not be able to do so.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not engage in any foreign currency hedging transactions, and therefore do not believe we are subject to exchange rate risk. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We maintain our invested cash and cash equivalent portfolio holdings in various short-term securities, the majority of which are tax exempt. Because of the short-term duration of the financial instruments held, we do not believe that our financial instruments are materially sensitive to changes in interest rates. Our cash and cash equivalents as of January 31, 2001 of $121.6 million all have maturities of 35 days or less and bear an average interest rate of 4.1%. The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these instruments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit

         3.1 (1)  Restated Certificate of Incorporation of Ditech

         3.2      Bylaws of Ditech, as amended




 (1) Incorporated by reference from the exhibit with corresponding number from Ditech's Quarterly Report on From 10-Q, filed December 13,
       2000.


(b)    Reports on Form 8-K

           Ditech filed no reports on form 8-K during the quarter ended January 31, 2001.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Ditech Communications Corporation



Date:    March 13, 2001              By:   /s/  William J. Tamblyn
         ------------------                -----------------------------------
                                           William J. Tamblyn
                                           Vice President Finance and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)

                                 INDEX TO EXHIBITS
         Exhibits


         3.1 (1)  Restated Certificate of Incorporation of Ditech

         3.2      Bylaws of Ditech, as amended



(1) Incorporated by reference from the exhibit with corresponding number from Ditech's Quarterly Report on From 10-Q, filed December 13, 2000.