Form 10-K405
period 2001-04-30
DITECH COMMUNICATIONS CORP
filed 2001-07-26
CIK 1080667

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                To

COMMISSION FILE NUMBER: 000-26209

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $154,686,562 as of July 16, 2001, based upon the closing price on the Nasdaq National Market reported for such date. Excludes an aggregate of 8,282,627 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person is an affiliate of the registrant.

   The number of shares outstanding of the Registrant's Common Stock on July 16, 2001 was 29,856,764 shares.

DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held September 21, 2001, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

DITECH COMMUNICATIONS CORPORATION
FORM 10-K

INDEX

i

Trademarks:

    The name Ditech Communications Corporation is a registered trademark of Ditech. Ditech has applied for trademarks for the following: Ditech, Altamar Networks, Titanium, the DART acronym, the VQoS acronym, and the wave design logo. This Annual Report on Form 10-K also includes trademarks of companies other than Ditech.

ii

Ditech Communications Corporation

Part I

Item 1—Business

General

    This Annual Report contains forward-looking statements that relate to future events or future financial performance. In some cases, forward looking statements can be identified by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "intends", "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk" and elsewhere in this Annual Report. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

    Ditech Communications Corporation (Ditech) is a global telecommunications equipment supplier for voice and optical networks. Our voice products are echo cancellers, which eliminate echo, a significant problem in existing and emerging voice networks. Ditech develops and markets optical subsystems and systems communications products through its wholly-owned subsidiary, Altamar Networks, Inc. (Altamar Networks).

    We market our products domestically through a direct sales force. Internationally, we market our products through a direct sales force, value-added resellers, system integrators, and distributors.

    Ditech was originally incorporated as Phone Info., Inc. in July 1983 and subsequently changed its name to Automated Call Processing Corporation, Inc. In March 1997, Automated Call Processing sold portions of its business and merged with its wholly-owned subsidiary, and the surviving entity was renamed Ditech Corporation. Ditech Corporation reincorporated in Delaware in April 1999 and changed its name to Ditech Communications Corporation. Ditech develops and markets optical subsystems and systems communications products through its subsidiary, Altamar Networks, which was formed in February 2001. The mailing address for Ditech and Altamar Networks is 825 East Middlefield Road, Mountain View, California 94043. The Ditech general telephone number is 650-623-1300. The Altamar Networks general phone number is 650-864-1700.

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

    In addition to dealing with the problem of echo, service providers must also address the problems of background noise and high and low voice levels. Background noise is a particularly acute problem in wireless voice networks, where users are attempting to use their wireless handset in a noisy environment, such as an airport terminal or a car. When voice calls are routed between the networks of different service providers, particularly on international calls, the voice of the speaker is often too high or too low for comfortable listening.

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

    Service providers are demanding both smaller and higher capacity equipment as space in service provider facilities and central offices is becoming more crowded. In addition, due to intense competition, service providers are expanding network services offered to consumers. In order to compete successfully, they must deliver these services reliably and under the strict time-to-market and cost constraints demanded by consumers. Echo cancellation products that address these market pressures are poised to gain share in the echo cancellation market.

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

Our Echo Cancellation Products

    All of our echo cancellation products are designed to solve echo and other voice quality issues (background noise and voice levels) in wireline, wireless, satellite and packet-based networks. Our echo cancellation product family includes software, stand-alone echo cancellers and system echo cancellers. We now license our echo cancellation software to several voice-over-packet network equipment companies who incorporate this software in their voice gateways and switches. Our stand-alone echo cancellers consist of six products. The 18T1 and 18E1 are our third generation echo cancellation products and have been deployed in significant volumes since March 1995. The Quad T1 and Quad E1 products are our fourth generation echo cancellation products and have substantially replaced the sales of our older 18T1 and 18E1 products. Production shipment commenced for our Quad T1 and E1 products in the first quarter of calendar year 1999. The Broadband Echo Cancellation System, or BBEC, is a system-level product that employs the Quad T1. Production shipment of our BBEC began in the second quarter of calendar year 1999. We began shipping for revenue our fifth generation echo cancellation system, the OC-3 Echo Cancellation System, in the fourth quarter of fiscal 2001. This is the industry's highest density echo cancellation system, providing the capability to handle over 24,000 voice channels in a single seven-foot equipment bay. We also announced in fiscal 2001 the STM-1 Echo Cancellation System, the international equivalent of the OC-3 system, with the STM-1 Echo Cancellation System scheduled for beta testing near the end of the first quarter of fiscal 2002.

    Our echo cancellation product family shares several common advantages:

    Higher capacity.  We believe our fifth generation echo cancellation product has a major capacity or density advantage (ranging from 50-300%) over currently commercially available competitive products.

    Voice Quality of Service Software (VQoS) Suite.  VQoS is a new suite of software programs embedded in the firmware of Ditech's echo cancellers. VQoS redefines the classic, one-dimensional echo canceller product. Where the classic echo canceller solved only one key voice quality problem—hybrid echo—VQoS is a suite of software programs that solves several key problems of voice quality, including acoustic echo control, background noise control, and volume control. To provide solutions to the problems addressed by Ditech's VQoS suite, competitors sell add-in hardware boards at several hundred dollars a board. Ditech's VQoS software suite, integrated with Ditech's fourth generation echo cancellation products, is offered for a fraction of the cost of the competing solution.

    Remote software updates.  With our products, the latest software updates can be downloaded remotely and incorporated into our products without taking the echo cancellation products offline and interrupting service.

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

    Warranty.  We offer a warranty, ranging from one year to five years, on all of our echo cancellation products.

Our Echo Cancellation Products

Product	Description	Functionality
18T1	Single port echo canceller for use at T1 (1.544 Mb/s) transmission rate (North American markets)	• A high capacity product that cancels 220 T1 lines per seven-foot industry standard equipment rack • Low power consumption
18E1	Single port echo canceller for use at E1 (2.048 Mb/s) transmission rate (international markets and North American gateway applications)	• A high capacity product that cancels 126 E1 lines per 2.1 meter international industry standard equipment rack • Low power consumption
Quad T1	Single module including four independent T1 cancellers (North American markets)	• Doubles the capacity of nearest commercially available competitive product • Cancels 480 T1 lines per rack
Quad E1	Single module including four independent E1 cancellers (international markets and North American gateway applications)	• Doubles the capacity of nearest commercially available competitive product • Cancels 480 E1 lines per rack
Broadband Echo Cancellation System (BBEC)	Broadband echo cancellation system utilizing DS3 (45 Mb/s) interfaces to accommodate the growing adoption of higher speed broadband infrastructures (North American markets)
• First system level echo cancellation product
• Uses two DS3s per shelf
• Reduces bulky T1 cabling and installation
• Fault tolerant architecture and autonomous alarm reporting via Ethernet to simplify fault isolation
• Cancels 336 T1 lines per rack
OC-3 Echo Cancellation System	Broadband echo cancellation system utilizing OC-3 (155 Mb/s) interfaces to accommodate the growing adoption of higher speed broadband infrastructures (North American markets)
• Uses 2 OC-3s per shelf.
• Reduces bulky T1 cabling and installation
• Fault tolerant architecture and autonomous alarm reporting via Ethernet to simplify fault isolation
• Cancels 1008 T1 lines per rack

Optical Communications Business

    Ditech designs, develops and markets a suite of optical communication subsystem and system products for telecommunications networks, through its subsidiary, Altamar Networks. Each of these businesses, markets, and products are described below.

Our Optical Subsystem Market and Products

    Market Problem Address:  All optical signals lose strength and signal integrity as they travel a certain distance over a fiber optic cable. In the legacy optical network, electrical regenerators costing hundreds of thousands of dollars were deployed to regenerate optical signals. By deploying optical amplifiers, service providers can eliminate these expensive electrical regenerators and extend and regenerate their optical signals at a fraction of the cost. Altamar Network's products offer system integrators and OEMs tangible benefits, including cost savings and potential improvement in time-to-market of their systems products. The worldwide market for optical amplifiers in 2003 is estimated by market analysts to be over $1 billion.

    Subsystem Product Overview.  During fiscal 2001, the principal source of revenue from our optical product line has been our optical amplifiers, which have been shipping since the third quarter of calendar 1996. Altamar Networks' optical subsystem products include optical amplifiers, an optical telemetry system, transponders and network management products that enable service providers to cost-effectively expand and extend the reach of fiber optic networks.

Key characteristics of our optical subsystem products include:

    On-board intelligence.  Our subsystems include on-board microprocessors and memory chips, which allow our products to be deployed in system products more easily and more cost-effectively than competitive solutions.

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

    Superior optical amplifier performance.  Our optical amplifiers are based on widely accepted erbium doped fiber amplifier (EDFA) technology, and we believe that our optical amplifiers provide superior performance features that offer consistent amplification and low noise figures, allowing optical signals to travel longer distances without degradation. As a result, our products maintain the quality of the optical signal over longer territorial spans, which reduces the need for additional equipment and intervention by service providers.

    Remote monitoring and management capability.  Our products are designed to allow remote monitoring and management. These features enable service providers to remotely monitor and predict service outages in optical networks, which helps to improve reliability and lower the troubleshooting costs involved in on-site monitoring. Our optical telemetry system also helps facilitate communications between legacy network management software and our products.

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

    Warranty.  We offer a warranty, ranging from one year to five years, on all of our optical communications products.

Our Optical Subsystem Products

Product	Description	Functionality
Optical amplifiers "Star" "Orion"	Complete suite of transmit, line and receive amplifiers that are based on EDFA technology	• Consistent optical amplification and low noise figures, making them suitable for dense wavelength division multiplexing (DWDM) applications
• Supports higher bandwidth fiber optic channels, allowing service providers to expand bandwidth without upgrading our amplifiers
Optical Telemetry System (OTS)	Optical and element management and facility monitoring solution that is designed with open interface architecture
• Enables remote management and monitoring of both our products and legacy network equipment and facilities
• Management and monitoring commands are carried on a supervisory channel in the same fiber as the revenue traffic but using out-of-band wavelengths, thereby not displacing revenue-generating bandwidth
• Packaged in a compact module to minimize space requirements
Transponder
Accepts an optical signal from a legacy laser source and re-transmits the signal at an industry standard compliant optical wavelength suitable for transmission on a wavelength division multiplexing (WDM) network
• Allows legacy non-International Telecommunication Union standards compliant transmission equipment to be used on WDM networks
• Packaged in a compact module that is half the size of currently commercially available competing products

Our Optical Systems Products in Development

    In March 2001, Ditech Communications Corporation announced the creation of Altamar Networks, Inc., a wholly owned subsidiary of Ditech. Simultaneous with this announcement, Altamar Networks announced its new Titanium Optical Network System, being developed to be the industry's most integrated, scalable transport system for the long-distance optical network. Titanium is being developed to offer carriers the industry's highest switching scalability, exceptional space and power efficiency, and point-and-click provisioning. Altamar Networks expects to ship the Titanium product in fourth quarter of fiscal 2002. However, delays may occur due to unforeseen technical difficulties in the development process, inability to obtain components on a timely basis, and for other reasons outside of our control.

    Problem: The Industry Squeeze.  The Internet unleashed an explosion of network traffic that continues to grow exponentially. Market researchers estimate that U.S. service providers will have to expand optical backbone capacity by four times each year to keep up with this burgeoning traffic growth. At the same time, revenues for the Internet's new data services are not rising as fast as the costs of deploying and maintaining the optical network required to carry these services. Squeezed between limited revenues and escalating costs, service providers must find a way to lower the cost of bandwidth and speed up deployment of revenue-generating services.

    The Titanium Solution.  Faced with the need to expand their optical backbone network, service providers are deploying three different classes of equipment: SONET, DWDM, and optical switches. SONET refers to legacy long-distance optical transport equipment. DWDM refers to dense wavelength division multiplexing architecture, which allows multiple wavelengths of light to travel over a single fiber optic connection. Market analysts estimate the North American market for these three classes of equipment will be in excess of $17 billion in 2001 and growing more than 15% per year over the next three years. All these discrete systems consume too much space and power and are extremely difficult to manage. The problem of a complex, multi-device architecture only grows worse when service providers attempt to scale their network infrastructures.

    Altamar Networks' Titanium integrates the key functionality of SONET, DWDM and optical switching into a single system, thereby eliminating the cost and complexity of deploying and managing different optical networking devices. While competitors have adopted similar integration strategies, Ditech believes that Altamar Network's Titanium best addresses the most critical problem in the long-distance optical network: the need for more switching capacity. With DWDM providing the capability of transmitting 160 wavelengths of light along a single fiber optic connection, the problem of raw fiber bandwidth capacity has been resolved. The key problem that remains is how to route and switch the tens of thousands of wavelengths of light flowing through the optical backbone network. Currently, the highest capacity optical switch on the market only provides 1000 ports (capable of switching 1000 wavelengths of light), and switch vendors have not yet defined a cost-effective means of scaling their products to meet the demands of the market. Designed with a unique optical-to-electrical switching architecture and utilizing state-of-the-art optical components, Titanium is being designed to offer a solution of outstanding integration, scalability, and cost-effectiveness.

Customers

    Echo cancellation customers.  The principal customers for our stand-alone and system echo cancellation products are wireline, wireless, and cellular service providers. The principal customers for our echo cancellation software are packet-based voice gateway and switch companies. During fiscal 2001, 2000, and 1999, approximately 86%, 92%, and 94%, respectively, of the Company's revenues came from the sale of echo cancellation products. We have more than 85 echo cancellation product customers, including the major North American long distance companies, WorldCom, Sprint, and Qwest Communications. Our echo cancellation software customers include Cisco, Alcatel, Nortel and Sonus Networks. Revenues from echo cancellation sales remain highly concentrated. In fiscal 2001, our largest customer, Qwest Communications, accounted for 47% of our total company revenue. Our four next largest customers accounted collectively for 24% of our total company revenue.

    Optical communications subsystems customers.  The customers for our optical communications subsystems are primarily network equipment companies and service providers. Ditech grew its customer base from seven in fiscal 2000 to over 20 in fiscal 2001. During fiscal 2001, 2000, and 1999, approximately 14%, 8%, and 6%, respectively, of our revenue came from the sale of optical communications subsystems products. Our optical revenue is also quite highly concentrated, as our top 5 customers generated over 81% of total optical revenue in fiscal 2001, with Lucent Technologies our largest optical customer in fiscal 2001.

    Optical systems customers.  As the Titanium system product is still being developed and has not shipped, there are no revenue-generating customers for this product at this time. Targeted customers for this product are the North American long-distance telephone companies, some of which are customers of our echo cancellation products.

    Backlog.  Our backlog was approximately $5.2 million and $23.2 million as of June 1, 2001 and 2000, respectively. We include in our backlog only orders confirmed with a purchase order for products to be shipped within 120 days to customers with approved credit status. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules, we do not believe that our backlog as of any particular date is necessarily indicative of actual net sales for any future period.

    We market our products, both domestically and internationally; geographic information is set forth in Note 9 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Historically the majority of our sales have been to customers in the U.S. These customers accounted for approximately 83%, 88%, and 87% of our revenue in fiscal 2001, fiscal 2000, and fiscal 1999 respectively. Substantially all of our long-lived assets are located in the U.S. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk—We May Experience Unforeseen Problems As We Diversify Our International Customer Base, Which Would Impair Our Ability To Grow Our Business" for a discussion of risks associated with international operations.

Research and Development

    We have engineering departments dedicated to and focused on developing next generation echo cancellation and optical networking products. Our research and development expenses for fiscal 2001, 2000, and 1999 were approximately $34.4 million, $8.6 million, and $3.9 million, respectively. In fiscal 2001, the increase in our research and development expenses was related to both adding new hardware and software engineers and expanding the scope of product development for both echo cancellation and optical networking products, particularly our development of the Titanium system product. The number of employees in our research and development departments grew significantly in fiscal 2001, primarily due to our acquisition of Atmosphere Networks in July 2000. See "Acquisitions" below. We believe that recruiting and retaining qualified engineering personnel will be essential to our continued success.

Manufacturing

    We operate as a "virtual" manufacturing organization by relying on contract manufacturers to assemble our echo cancellation and optical communications products. We perform only final test functions for our echo cancellation products and both final assembly and test functions for our optical products. We are ISO 9001 certified and require that our contract manufacturers have ISO 9002 registration as a condition of qualification. Our stringent incoming inspection procedures for critical optical components include analysis and monitoring of the performance characteristics of critical optical components and sub-assemblies. Our raw materials are procured from outside suppliers through our contract manufacturers. In procuring digital signal processors for our echo cancellation products, we and our contract manufacturers rely on Texas Instruments as our sole supplier. Our future success will depend in significant part on our ability to obtain optical and echo cancellation components on time, at reasonable prices, and in sufficient quantities to meet demand. For example, in the third quarter of fiscal 2001, scheduled shipments of new OC-3 echo cancellation products were delayed due to difficulty in obtaining required parts from a supplier on a timely basis, which significantly impacted that quarter's revenues and results of operations.

Sales and Marketing

    In fiscal 2001, we have substantially expanded our direct sales force and sales engineer force in the United States and internationally, increasing the number of employees in these functions by 23% from the level at the end of fiscal 2000. We have also expanded our network of value added resellers, distributors, and sales agents that sell our products internationally. We have entered into several new agreements with original equipment manufacturers (OEMs) for both our echo cancellation and optical communications products and are actively exploring the possibility of entering into others.

    In fiscal 2001, we implemented an international public relations program for the first time, complementing our strategy to increase international sales. We also expanded and enhanced our web site marketing program, making this an effective marketing and sales tool. In addition, in fiscal 2001, we designed and built a new trade show booth for Altamar Networks, and expanded the current Ditech trade show booth. Our trade show participation has expanded both domestically and internationally during fiscal 2001.

    In fiscal 2001, we added to our product verification team whose charter is to ensure that we meet customers' expectations.

Acquisitions

    Our strategy is to increase new product development through internal staffing and acquisitions, when potential acquisitions provide the Company with a critical new product and a decided time-to-market advantage.

    On February 1, 2000, we completed our first acquisition by purchasing substantially all of the assets and hiring all the key employees of Telinnovation Corporation, a leading developer of voice enhancement and echo cancellation technology. On July 25, 2000, we completed our second acquisition by acquiring Atmosphere Networks, Inc., an optical networking company, and certain of its key employees. With this acquisition, we believe we added key optical networking expertise to our Titanium system development team. We believe adding these additional engineering resources and expertise will shorten our time-to-market for the Titanium product.

    We will continue to look to acquire companies that meet the criteria defined above. Acquisitions involve numerous risks, which are more fully discussed in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk."

Competition

    The markets for our products are intensely competitive, continually evolving and subject to rapid technological change. We believe that rapid product introductions with price performance advantages are critical competitive factors. We believe we and our products also face competition in the following areas:

  •
  Product features and enhancements (including improvements in product performance, reliability, size, compatibility and scalability);

  •
  Cost of ownership (including ease-of-installation and cost of maintenance);

  •
  Ease of product deployment and installation; and

  •
  Technical support and service.

    Although we believe that we currently compete favorably with respect to all of these factors, we may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. We expect that competition in each of our markets will increase in the future.

    In the echo cancellation market, our principal competitors are Lucent and Tellabs. Although Alcatel, Ericsson and Nokia can provide echo cancellation in their products and systems, they do not sell echo cancellation products or compete in the open market. In addition, two major voice switch manufacturers, Lucent and Nortel Networks, have announced new voice switches where echo cancellation will be incorporated within their switches. Furthermore, several next generation voice switch manufacturers, including Cisco and Sonus Networks, have announced packet-based voice switches where echo cancellation will be incorporated within their switches. Ditech does provide echo cancellation software that can work within these voice switches, but a widespread acceptance of these new voice switches could present a competitive threat to Ditech if the net result was the elimination of demand for Ditech's echo cancellation system products.

    Altamar Networks' principal competitors in the optical networking subsystem products market fall into two groups, component companies and system companies. Component companies, such as JDS Uniphase and Corning make the sub-assemblies such as lasers and splitters that must be built-up into subsystems, which Altamar Networks develops and markets. In the future it is probable that these companies will compete with Altamar Networks in the subsystems market. The principal competitors for Altamar Network's optical communications subsystems products include Ciena, Lucent, Alcatel, and Nortel Networks. Many of these companies market and sell the same type of subsystem products that Altamar Networks develops and markets, as well as incorporating these subsystems in their own system-level products.

    Altamar Networks' principal competitors in the optical networking system products include Tellium, Ciena, Nortel, Lucent, and Sycamore Networks. In addition, new companies building optical switching systems could emerge as competitors to Altamar Networks. The traditional market leaders are Nortel and Lucent, but in the last few years, companies like Ciena and Sycamore have been successful in selling their more integrated solutions. We believe that Altamar Networks' Titanium product will be differentiated from all of these products based upon its superior scalability (can switch and route more optical signals) and integration (fewer discrete racks of equipment).

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

    Existing and potential customers are also our current and potential competitors. These companies may develop or acquire competitive products or technologies in the future and thereby reduce or cease their purchases from us. In addition, we believe that the size of suppliers will be an increasingly important part of purchasers' decision-making criteria in the future. We may not be able to grow rapidly and therefore compete successfully with our existing or new competitors. In addition, competitive pressures faced by us may result in lower prices for our products, loss of market share, or reduced gross margins, any of which could materially and adversely affect our business, financial condition and results of operations.

Patents and Intellectual Property Rights

    Our success will depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies and processes. Nevertheless, such measures may not be adequate to safeguard the proprietary technology underlying our echo cancellation and optical communications products. In November 1998, we acquired the echo cancellation technology that we previously licensed from Telinnovation. As of April 30, 2001, we had five issued and three patent applications pending, and one allowed but not yet issued. These patents, relating to optical communications products, expire between 2014 and 2016. No patents may issue as a result of our current or future patent applications. If they do issue, any patent claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents may be challenged, invalidated or circumvented, and any right granted thereunder may not provide meaningful protection to us. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.

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

Employees

    As of April 30, 2001, we employed 210 persons, 41 of whom were primarily engaged in operations, 77 in research and development, 70 in sales, marketing and technical support, and 22 in finance and administration. Our employees are not represented by any collective bargaining agreement, and we have not experienced a work stoppage. We believe our employee relations are good.

Item 2—Properties

    Our principal offices and facilities are currently located in two leased buildings totaling approximately 61,000 square feet in Mountain View, California. The term of the lease expires on June 30, 2006. We also lease a research and development facility in Melbourne, Australia, of approximately 6,300 square feet with a lease term of four years, which expires on April 16, 2005. We believe that the space under the combined leases is adequate to meet our needs for at least the next twelve months.

Item 3—Legal Proceedings

    None.

Item 4—Submission of Matters to a Vote of Security Holders

    Not Applicable.

Part II

Item 5—Market for Registrant's Common Equity and Related Stockholder Matters

    Ditech's common stock has been quoted on the Nasdaq National Market under the symbol "DITC" since our initial public offering on June 9, 1999. Prior to this time, there was no public market for our stock. The following table shows the high and low closing sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated, and has been adjusted to give retroactive effect for our 2-for-1 stock split accounted for as a stock dividend effected in February 2000:

	Fiscal 2000		Fiscal 2001
	High	Low	High	Low
First Quarter (Beginning June 9, 1999 in Fiscal 2000)	$13.13	$6.06	$110.00	$47.88
Second Quarter	$45.47	$8.88	$65.06	$27.63
Third Quarter	$91.38	$45.25	$43.81	$7.03
Fourth Quarter	$127.44	$61.50	$12.16	$8.25

    We have never paid any cash dividends on our common stock and currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends for the foreseeable future. In addition, our credit agreement with BankBoston prohibits us from paying dividends without the lender's written consent. At April 30, 2001, there were approximately 198 stockholders of record of Ditech's common stock.

Item 6—Selected Financial Data

    The consolidated statement of operations data for the years ended April 30, 1999, 2000 and 2001, and the consolidated balance sheet data as of April 30, 2000 and 2001, have been derived from the audited consolidated financial statements of Ditech included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended April 30, 1997 and 1998 and the consolidated balance sheet data as of April 30, 1997, 1998 and 1999, have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with the consolidated financial statements of Ditech, including the notes thereto, and with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

	Years Ended April 30,
	1997	1998	1999	2000(c)	2001(d)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$14,066	$12,326	$25,364	$116,946	$121,714
Cost of goods sold	6,790	5,651	11,858	34,913	38,486

Gross profit	7,276	6,675	13,506	82,033	83,228

Operating Expenses:
Sales and marketing	1,521	2,405	5,759	9,411	13,821
Research and development	1,072	2,367	3,860	8,559	34,372
General and administrative	714	1,279	2,399	4,296	6,716
Purchased research and development	—	—	—	8,684	—
Amortization of goodwill and purchased technology	—	—	—	1,860	20,124

Total operating expenses	3,307	6,051	12,018	32,810	75,033

Income from operations	3,969	624	1,488	49,223	8,195
Other income (expense), net	(104)	(593)	(500)	1,545	4,853

Income from continuing operations before income taxes	3,865	31	988	50,768	13,048
Provision for income taxes	1,522	24	413	20,765	10,952

Income from continuing operations	2,343	7	575	30,003	2,096
Discontinued operations:
Loss from operations (a)	(2,751)	—	—	—	—
Gain on disposal (a)	2,843	—	—	—	—

Net income	2,435	7	575	30,003	2,096
Accretion of mandatorily redeemable preferred stock to redemption value (b)	187	1,374	1,497	99	—

Net income (loss) attributable to common stockholders (b)	$2,248	$(1,367)	$(922)	$29,904	$2,096

Per share data:
Basic (a)
Net income (loss) per share attributable to common stockholders	$0.05	$(0.22)	$(0.13)	$1.27	$0.07

Diluted (a)
Net income (loss) per share attributable to common stockholders	$0.05	$(0.22)	$(0.13)	$1.11	$0.07

Number of shares used in per share calculations (e):
Basic	49,544	6,122	7,132	23,505	28,145

Diluted	50,448	6,122	7,132	27,016	30,512

	April 30,
	1997	1998	1999	2000	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,199	$3,433	$3,114	$88,616	$110,132
Total assets	17,508	17,274	14,330	165,152	262,019
Long-term debt	7,875	7,410	6,264	21	—
Redeemable preferred stock	29,747	31,122	25,258	—	—
Total stockholders' equity (deficit)	(22,768)	(24,057)	(23,343)	153,573	250,729

(a)
In March 1997, we sold, in their entirety, the business segments of Automated Call Processing and Globe Wireless. Automated Call Processing represented the call processing segment of our business and Globe Wireless represented the wireless marine communications segment. These segments were reported as discontinued operations in our fiscal 1996 and 1997 consolidated financial statements. The difference between basic and diluted net income (loss) per share from continuing operations and net income (loss) per share attributable to common shareholders was immaterial in our fiscal 1997 consolidated financial statements.

(b)
The reduction in earnings per share due to accretion for redeemable preferred stock ceased after our first quarter of fiscal 2000 because the Series A preferred stock was redeemed and the Series B preferred stock was converted to common stock in June 1999, upon completion of our initial public offering.

(c)
Net income attributable to common stockholders and net income per share attributable to common stockholders for fiscal 2000 include purchased research and development expense of $8.7 million, amortization of goodwill and purchased technology of $1.9 million and amortization of stock compensation of $1.9 million associated with our acquisition of Telinnovation. Net income attributable to common stockholders and diluted net income per share attributable to common stockholders, excluding these acquisition related costs, net of tax, would have been $37.2 million and $1.38, respectively.

(d)
Net income attributable to common stockholders and net income per share attributable to common stockholders for fiscal 2001 include amortization of goodwill and other acquisition intangible assets of $20.1 million, amortization of stock compensation of $11.5 million, and compensation expense of $2.7 million associated with our acquisitions of Telinnovation and Atmosphere Networks. Net income attributable to common stockholders and diluted net income per share attributable to common stockholders, excluding these costs, net of tax, would have been $27.7 million and $0.91, respectively.

(e)
All share and per share data presented have been revised to reflect the impact of the two-for-one stock split which was effective on February 16, 2000.

Item 7—Management's Discussion and Analysis of Financial
Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here.

Overview

    Ditech designs, develops and markets equipment used in building and expanding telecommunications networks. Our products fall into two categories, echo cancellation equipment and equipment that enables and facilitates communications over fiber optic networks. To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. We began sales of our fifth generation echo cancellation products in the fourth quarter of fiscal 2001. We began sales of our first optical communications product in September 1996.

    In April 1999, we reincorporated in Delaware. Shortly after the reincorporation, all of our Series B preferred stock converted to common stock, we effected a 2-for-3 reverse split of our common stock, we redeemed our Series A preferred stock for cash and we redeemed our Series C preferred stock in exchange for shares of preferred stock of Globe Wireless that we held. In February 2000, we effected a 2-for-1 stock split. Financial information for prior periods has been restated to reflect the reincorporation and stock splits.

    In November 1998, we acquired the echo cancellation technology that we previously licensed from Telinnovation. We acquired this technology for a total purchase price of 333,332 shares of our common stock, valued at $740,000, and cash of $2.96 million. We paid royalties to Telinnovation on the sales of our products incorporating this technology until we paid the $2.96 million cash portion of the purchase price with proceeds of our initial public offering in June 1999. The purchased technology is being amortized over a period of five years.

    On February 1, 2000, we completed our acquisition of substantially all of the assets of Telinnovation in exchange for a total of 1,200,000 shares of common stock. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $69 million was accounted for in three discrete components. The first, approximately $9 million related to purchased research and development, was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill was capitalized and is being amortized to expense over its estimated life of 5 years. The remaining $23 million relates to restricted shares, the cost of which was recorded as deferred stock compensation and is being charged to compensation expense in our research and development operations over the three year vesting period of the shares, assuming the holders of the restricted shares remain in our employ during the vesting period.

    On July 25, 2000, we completed our acquisition of Atmosphere Networks Inc. in exchange for a total of 841,897 shares of common stock and assumption of outstanding options with an aggregate value of $73.4 million, and $7.9 million of cash. Acquisition costs totaled approximately $680,000. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $82 million comprises approximately $15.0 million in net assets, $1.5 million associated with the value of the established workforce and $65.4 million of goodwill. The goodwill and established workforce costs were capitalized and are being amortized over their estimated lives of four years.

    We generally recognize product revenue when persuasive evidence of a definitive agreement exists, upon shipment to the customer, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain outstanding, the fee is fixed or determinable, and collection is reasonably assured. We offer a warranty, ranging from one year to five years, on all of our products. The warranty generally provides that we will repair or replace any defective product within one year to five years from the invoice date. We accrue for warranty costs at the time we recognize product revenue, based on our experience.

    To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. We derived approximately 86.0%, 91.6% and 93.7% of our revenue from the sale of our echo cancellation products in fiscal 2001, fiscal 2000, and fiscal 1999, respectively. We expect that a substantial majority of our revenue will continue to come from sales of our echo cancellation products in fiscal 2002.

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

    Historically the majority of our sales have been to customers in the U.S. These customers accounted for approximately 83%, 88%, and 87% of our revenue in fiscal 2001, fiscal 2000, and fiscal 1999 respectively. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, substantially all of our international sales have been export sales and denominated in U.S. dollars.

    Our revenue historically has come from a small number of customers. Our five largest customers accounted for over 70%, 75%, and 65% in fiscal 2001, fiscal 2000, and fiscal 1999 respectively. Qwest/LCI accounted for 47% of our revenue in fiscal 2001, 57% in fiscal 2000, and 42% in fiscal 1999.

    We entered into an agreement to license certain of our optical technology to Antec Corporation for $1.9 million, all of which was recognized as revenue in the second quarter of fiscal 2000. In addition, we receive royalties on a per unit basis.

Results of Operations

    The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Years Ended April 30,
	1999	2000	2001
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	46.8	29.9	31.6

Gross profit	53.2	70.1	68.4

Operating expenses:
Sales and marketing	22.7	8.0	11.4
Research and development	15.2	7.3	28.2
General and administrative	9.5	3.7	5.5
Purchased research and development	—	7.4	—
Amortization of goodwill and other intangible assets	—	1.6	16.5

Total operating expenses	47.4	28.0	61.6

Income from operations	5.8	42.1	6.7
Other income (expense), net	(2.0)	1.3	4.0

Income before provision for income taxes	3.8	43.4	10.7
Provision for income taxes	1.6	17.8	9.0

Net Income	2.2	25.6	1.7

Fiscal Years ended April 30, 2001 and 2000

    Revenue.  Revenue increased to $121.7 million in fiscal 2001 from $116.9 million in fiscal 2000. The primary reason for this increase was the 74% growth in sales of our optical amplifiers and subsystems products as we continued to win new customers and introduce new products in fiscal 2001. Our echo cancellation products remained the primary source of Company revenue, at 86% in fiscal 2001; however, we experienced significant decreases in echo product revenues in the second half of fiscal 2001 as Ditech was impacted by the slowdown in capital spending in the telecommunications industry. Our series of fourth generation echo cancellation products were the main contributors to the echo cancellation revenue stream in fiscal 2001. We also introduced in fiscal 2001, and shipped in volume in the fourth quarter, our fifth-generation and highest density echo cancellation product, the OC-3 echo cancellation system. Geographically, our fiscal 2001 revenue remained primarily domestic, at 83% of total worldwide revenue; however, domestic revenue decreased from 88% in fiscal 2000 as we experienced significant growth in export sales to China (38% increase) and Latin America (over 200% increase) in fiscal 2001. The slowdown in capital spending in the telecommunications industry we experienced in the latter half of fiscal 2001 has continued, and continues to have a substantial effect on our revenues.

    Cost of Goods Sold.  Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory and warranty expenses and other indirect costs. Cost of goods sold increased to $38.5 million in fiscal 2001 from $34.9 million in fiscal 2000. The increase in fiscal 2001 is primarily due to hiring in operations, higher levels of sales, a change in the shipment mix toward higher cost optical products, and indirect cost increases such as rent expenses and inventory charges. Those increases more than offset our ongoing trend of reducing the cost of purchased inventory.

    Gross Profit.  Gross margin decreased to 68.4% in fiscal 2001 from 70.1% in fiscal 2000. The primary factors causing this decrease, in addition to the increases in cost of goods sold, are changes in the sales mix between echo cancellation and optical products toward lower margin optical products. Also, within the optical products family, sales were more concentrated in lower margin products in fiscal 2001. Average selling prices also declined in fiscal 2001, in particular for our echo cancellation products, putting additional pressure on margins.

    Sales and Marketing.  Sales and marketing expenses primarily consist of personnel costs including commissions and costs associated with customer service, travel, trade shows, communications and outside consulting services. Sales and marketing expenses increased to $13.8 million in fiscal 2001 from $9.4 million in fiscal 2000. The primary causes for the increase were increases in personnel and related costs, including travel, to support expansion of our customer service functions and marketing efforts for products both domestically and internationally, including the formation of new direct and OEM channels partnerships. We plan to continue to increase our expenditures in sales and marketing both in real terms and as a percentage of sales in order to broaden distribution of our products both domestically and internationally.

    Research and Development.  Research and development expenses primarily consist of personnel costs, contract consultants, equipment and supplies used in the development of echo cancellation and optical communications products, as well as amortization of deferred stock compensation associated with our acquisitions of Telinnovation and Atmosphere Networks. Research and development expenses increased to $34.4 million in fiscal 2001 from $8.6 million in fiscal 2000. The increase is primarily related to increased personnel and related costs and increased materials and consulting costs associated with both our echo cancellation products and optical communications products. Personnel and related costs were up $7.3 million due mostly to hiring, including the engineers who had been part of Atmosphere Networks. We increased spending on materials, product development and test, and consulting services by $6.5 million in fiscal 2001 for our echo cancellation efforts, primarily on OC-3 and STM-1 products, as well as in the optical communications and networking products labs. In addition, amortization of deferred stock compensation increased by $9.6 million to $11.5 million in fiscal 2001 related to the acquisitions of Telinnovation ($7.6 million in fiscal 2001, $1.9 million in fiscal 2000) and Atmosphere Networks ($3.9 million in fiscal 2001, since being acquired on July 25, 2000). We expect research and development expenses to continue to grow in future periods, both in real terms and as a percentage of sales, as we plan to hire additional engineers, enhance our current products, and develop new products.

    General and Administrative.  General and administrative expenses primarily consist of personnel costs for corporate officers and finance and human resources personnel, and legal, accounting and consulting costs. General and administrative expenses increased to $6.7 million in fiscal 2001 from $4.3 million in fiscal 2000. The increase was primarily due to increased costs, including costs of personnel, to support the continuing development of the company.

    Amortization of Goodwill and Other Intangible Assets.  In fiscal 2001, we recorded expense of $20.1 million, an increase of $18.3 million from fiscal 2000, for amortization of acquisition-related intangible assets, including goodwill, purchased technology and an established workforce. These assets were acquired as part of the acquisitions of Telinnovation, in the fourth quarter of fiscal 2000, and of Atmosphere Networks, in the first quarter of fiscal 2001. The basis for the allocation and expected amortization periods are detailed in Note 3 to the Consolidated Financial Statements.

    Other Income (Expense).  Other income (expense) consists of interest income on our invested cash and cash equivalent balances, offset by interest expense attributable to our capital leases. Other income increased to $4.9 million in fiscal 2001 from $1.5 million in fiscal 2000. The improvement was primarily attributable to increased interest income on funds invested from our initial and follow-on public offerings completed in fiscal 2000, and cash from operations. Despite a lower interest rate environment in fiscal 2001, our larger average balances invested in fiscal 2001 contributed to an increase in interest income earned over that earned in fiscal 2000.

    Income Taxes.  Income taxes consist of federal, state, and foreign income taxes. The effective tax rate in fiscal 2001 was 83.9% as compared to 40.9% in fiscal 2000. The principal reason for the higher tax rate in fiscal 2001 is due to certain non-deductible costs associated with our acquisitions, including purchased technology and the amortization of goodwill and other acquisition-related intangible assets. Those factors, which contributed to a higher effective tax rate in fiscal 2001, were partially offset by the effect of having earned greater tax-exempt interest income in fiscal 2001.

Fiscal Years Ended, April 30, 2000 and 1999

    Revenue.  Revenue increased to $116.9 million in fiscal 2000 from $25.4 million in fiscal 1999. The primary reason for this increase was market acceptance and sales of our fourth generation echo cancellation products offset in part by decreased unit sales of our third generation echo cancellation products. We believe that the growth generated by the acceptance of our fourth generation echo cancellers was due in large part to our leadership position in product density and ease of deployment. Additionally, we experienced strong growth in the sale of optical amplifiers. By the end of fiscal 2000, sales of our third generation echo cancellers had become an insignificant portion of our overall echo business.

    Cost of Goods Sold.  Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory and warranty expenses and other indirect costs. Cost of goods sold increased to $34.9 million in fiscal 2000 from $11.9 million in fiscal 1999. The primary reason for the increase was costs associated with the increased unit sales of our fourth generation echo cancellation products.

    Gross Profit.  Gross margin increased to 70.1% in fiscal 2000 from 53.2% in fiscal 1999. The primary factor causing this increase in margin was the mix of products sold during fiscal 2000, principally our fourth generation echo cancellers. In addition, gross margin was favorably impacted by the reduction in product royalties as a result of completing the acquisition of our core echo cancellation technology subsequent to our initial public offering in June 1999 and continued economies of scale realized from our outside manufacturing strategy.

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

    General and Administrative.  General and administrative expenses primarily consist of personnel costs for corporate officers and finance and human resources personnel, and legal, accounting and consulting costs. General and administrative expenses increased to $4.3 million in fiscal 2000 from

$2.4 million in fiscal 1999. The increase was primarily due to amortization of deferred compensation in connection with stock options granted in fiscal 1999, increased legal, accounting and reporting costs and insurance premiums for directors and officers insurance as a result of becoming a public company and increased legal costs associated with an arbitration matter which was resolved in our favor. General and administrative costs also increased due to incremental bad debt provisions in fiscal 2000 attributable to growth in our accounts receivable.

    Purchased Research and Development.  In fiscal 2000, we expensed $8.7 million for purchased research and development. This research and development was acquired as part of the acquisition of Telinnovation. The amount allocated to purchase research and development was determined through established valuation techniques in the high-technology communications industry. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of our control such as a change in the market for the resulting developed products. In addition, at such time that the project is completed it is reasonably possible that the completed products do not receive market acceptance or that we are unable to produce and market the products cost effectively.

    Amortization of Goodwill and Purchased Technology.  In fiscal 2000, we amortized a total of $1.9 million for goodwill and purchased technology. Goodwill and purchased technology assets, valued at $37.1 million were purchased as part of the acquisition of Telinnovation and are being amortized to expense over five years.

    Other Income (Expense).  Other income (expense) consists of interest income on our invested cash and cash equivalent balances, offset by interest expense attributable to our outstanding debt and capital leases. Other income increased to $1.5 million in fiscal 2000 from an expense of $500,000 in fiscal 1999. The improvement was primarily attributable to increased interest income on funds invested from our public offerings and reduction in interest expense due to the retirement of our outstanding debt in the first quarter of fiscal 2000.

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

Stock-Based Compensation

    We recorded deferred compensation of $1,320,000 as of April 30, 1999, as a result of stock options granted in fiscal 1999. We are amortizing the deferred compensation over the corresponding vesting period of the stock options. We amortized approximately $322,000, $330,000 and $91,000 of the deferred compensation in fiscal 2001, fiscal 2000, and fiscal 1999 respectively.

    Associated with the acquisition of Telinnovation in February 2000, we recorded $23 million of deferred compensation related to 400,000 restricted shares granted to the Telinnovation employees. These restricted shares are tied to the employees' continuing employment with Ditech. The deferred compensation is being amortized as research and development expense over the three-year vesting period of the restricted shares. We amortized approximately $7.7 million and $1.9 million of this deferred compensation in fiscal 2001, and fiscal 2000, respectively.

    Associated with the acquisition of Atmosphere on July 25, 2000, we recorded $2.4 million of deferred compensation related to unvested options assumed in the acquisition. Adjustments were recorded, due to option cancellations upon termination of employment, which reduced that amount to approximately $1.7 million. This deferred compensation is being amortized to research and development expense over the remaining terms of the original twenty-four month vesting period of the options. In connection with the acquisition of Atmosphere we issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as deferred compensation of $17.3 million in August 2000. Adjustments were recorded, due to option cancellations upon termination of employment, which reduced that amount to approximately $14.6 million. This deferred compensation is being amortized to research and development expense over the remaining term of the original forty-eight month vesting period of the options. The Atmosphere-related deferred compensation expense totaled approximately $3.9 million in fiscal 2001.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of SFAS 133 as of May 1, 2001 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

    In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44) for certain transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on our consolidated financial statements.

    On June 29, 2001, the FASB voted in favor of FASB Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." The FASB expects to release SFAS 142 in the last half of July 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. We are required to adopt SFAS 142 May 1, 2002, with the option of earlier adoption in the first quarter of fiscal 2002. We have not yet determined what the impact of SFAS 142 will be on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

    Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

    Operating activities generated $715,000 in cash from operations in fiscal 1999, primarily due to increased operating profits, increases in accounts payable, income taxes payable and deferred revenue, partially offset by an increase in inventories, accounts receivable and other current assets. In fiscal 2000 we generated $34.3 million in cash from operations, primarily due to increased operating profits, increases in accounts payable, accrued expenses and deferred revenue, partially offset by an increase in accounts receivable, inventories and other current assets. In fiscal 2001 we generated $28.7 million in cash from operations, primarily due to operating profits, after including the impact of non-cash items, and to a lesser extent due to a reduction in accounts receivable. These net sources of cash were partially offset by net uses of cash for increases in inventory and other current assets and reductions in accounts payable, and deferred revenue balances.

    Investing activities used $1.3 million in cash in fiscal 1999 primarily for purchases of property and equipment. Investing activities used $5.3 million in fiscal 2000, with $3.0 million used to purchase our echo technology from Telinnovation, and the balance primarily going to purchases of equipment. In fiscal 2001, investing activities used $6.1 million, mostly toward the purchase of property and equipment, offset somewhat by a net source of cash of $542,000 resulting from our purchase the net assets of Atmosphere Networks in July 2000.

    Financing activities generated $298,000 of cash in fiscal 1999, primarily from the exercise of stock options partially offset by the principal repayments on the term debt and capital leases. In fiscal 2000 we generated $56.5 million of cash from financing, primarily from the net proceeds from our initial public offering in June 1999 and our secondary offering in October 1999, partially offset by the redemption of Series A preferred stock, retirement of long term debt, and principal payments on our capital leases. In fiscal 2001 we used $1.1 million in financing activities, primarily due to the retirement in the second quarter of approximately $4.4 million in notes payable and capital lease obligations assumed in the Atmosphere acquisition, partially offset by approximately $3.3 million from issuance of stock under our stock option plans and employee stock purchase plans.

    As of April 30, 2001, we had cash and cash equivalents of $110.1 million as compared to $88.6 million at April 30, 2000. In addition, we have a line of credit to borrow up to $4.0 million. This line of credit expires in August 2001. At April 30, 2001, borrowings of $4.0 million were available and no borrowings were outstanding under this line of credit. We have started discussions with the bank to potentially renew the line of credit.

    We have no material commitments other than obligations under operating leases, particularly our facility leases. See Note 5 of the Notes to our Consolidated Financial Statements. We currently occupy approximately 61,000 square feet in the two buildings that form our Mountain View headquarters. This facility lease expires in June 2006. We also lease a research and development facility in Melbourne, Australia, of approximately 6,300 square feet with a lease term of four years which expires in April 2005. We believe that the space under the combined leases is adequate to meet our needs for at least the next twelve months.

    We believe that we will be able to satisfy our cash requirements for at least the next twelve months from our existing cash and cash flow from operations.

Impact of European Monetary Conversion

    We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union, or EMU. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. Through December 31, 2001, business in the EMU member states is being conducted in both the existing national currency, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states need to ensure that their financial and other software systems are capable of processing transactions and properly handing these currencies, including the euro. The euro currency will be put into circulation on January 1, 2002, for a short period of dual circulation with existing national currencies, until the national currencies of EMU member states will be withdrawn from use by February 28, 2002.

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

Future Growth and Operating Results Subject to Risk

    Our business and the value of our stock are subject to a number of risks, which are set out below. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected, which would likely have a corresponding impact on the value of our common stock. These risk factors should be carefully reviewed.

    WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

    Our revenue historically has come from a small number of customers. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business. Our five largest customers accounted for over 70%, 75%, 65% of our revenue in fiscal 2001, fiscal 2000, and fiscal 1999, respectively. Qwest accounted for 47%, 57%, 42%, of our revenue in fiscal 2001, fiscal 2000, and fiscal 1999, respectively. As an example of this risk, MCI accounted for $7.6 million, or more than 50%, of our revenue in fiscal 1997, but only $1.4 million, or approximately 11%, of our revenue in fiscal 1998. This reduction began shortly before the acquisition of MCI by Worldcom. More recently, in the third quarter of fiscal 2001, delays in scheduled shipments of new OC-3 echo cancellation products to Qwest resulted in Qwest revenues declining to 12% of total revenue in that fiscal quarter versus their recent purchase history that averaged over 40% of total revenue in fiscal 2000, fiscal 1999 and fiscal 1998.

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

  •
  capital spending in the telecommunications industry and larger macroeconomic trends;

  •
  the timing or cancellation of orders from, or shipments to, existing and new customers;

  •
  delays outside of our control in obtaining necessary components from our suppliers;

  •
  delays outside of our control in the installation of products for our customers;

  •
  the timing of new product and service introductions by us, our customers, our partners or our competitors;

  •
  competitive pressures;

  •
  variations in the mix of products offered by us; and

  •
  variations in our sales or distribution channels.

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

    Revenue can vary period to period if planned dates of new product introductions are missed and the product release occurs in a later quarter. As an example of this risk, in October 2000, we announced our OC-3 echo cancellation system, which was expected to be available for commercial shipment in the third quarter of fiscal 2001. We experienced delays in the scheduled shipping of the OC-3 product, contributing to a revenue shortfall in the third quarter of fiscal 2001. The OC-3 echo cancellation system products were released and shipped commercially in volume in the fourth quarter of fiscal 2001.

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

  •
  the extent of marketing and sales efforts necessary to promote and sell our products;

  •
  the timing and extent of our research and development efforts;

  •
  the availability and cost of key components for our products; and

  •
  the timing of personnel hiring.

    If we incur such additional expenses in a quarter in which we do not experience increased revenue, our profitability would be adversely affected and we may even incur losses for that quarter, as we experienced in the third and fourth quarters of fiscal 2001.

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

    IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE OUR NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE.

    We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce our new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. Our ability to maintain and increase revenue in the future will depend primarily on:

  •
  continued acceptance of our Broadband and OC-3 Echo Cancellation Systems and of our Quasar optical subsystems;

  •
  our successful introduction of STM-1 and a next generation echo cancellation system;

  •
  our successful introduction and sale of our new optical amplifiers; and

  •
  Our successful introduction of Titanium, our new optical system product.

    However, we may not be able to successfully produce or market our new products in commercial quantities, complete product development when anticipated, or increase sales. These risks are of particular concern when a new generation product is introduced. As a result, while we believe we will achieve our product introduction dates, they may be delayed. In fiscal 2001, sales of our fourth generation echo cancellers and our broadband system have generated the majority of our revenue growth. Production shipments of our fifth generation echo cancellation system, the OC-3, began in the fourth quarter of fiscal 2001, and we believe we will generate substantial revenues from this product in FY 2002. We expect the international version of the product, the STM-1, to be ready for testing near the end of the first quarter of fiscal 2002 with production shipments expected in the second quarter of fiscal 2002.

    Shipments of our optical amplifiers began in the third quarter of calendar 1996 and accounted for substantially all of our revenue for optical communications products to date. In fiscal 2001, we introduced and shipped Quasar and Orion products, our latest generation of optical amplifier subsystems products.

    In the past, we experienced an unforeseen delay in the development of one of our products due to the need to design around a part that did not function as anticipated and also when the first version of one of our optical communications products did not fully meet customer requirements. We have in the past experienced, and in the future may experience, similar unforeseen delays in the development of our new products. We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new echo cancellation and optical communications and optical systems products. We may not be able to address evolving demands in these markets in a timely or effective way. Even if we do, customers in these markets may purchase or otherwise implement competing products.

    We plan to ship our new optical system product, Titanium, in the fourth quarter of fiscal 2002, but we only anticipate nominal revenues from this product in fiscal 2002. However, delays may occur due to unforeseen technical difficulties in the development process, inability to obtain components on a timely basis, and for other reasons outside of our control. Delays in shipping Titanium would adversely affect revenues in the subsequent year.

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

    To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. If we are not able to develop substantial revenue from sales of our optical communications products, our ability to grow our business may be substantially impaired. We derived approximately 86%, 92% and 94% of our revenue from the sale of our echo cancellation products in fiscal 2001, fiscal 2000, and fiscal 1999, respectively. We expect that a substantial majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

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

    WE FACE INTENSE COMPETITION, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES OF OUR PRODUCTS.

    The markets for our echo cancellation and optical communications products are intensely competitive, continually evolving and subject to rapid technological change. We may not be able to compete successfully against current or future competitors, including our customers. Certain of our customers also have the ability to internally produce the equipment that they currently purchase from us. In such cases, we also compete with their internal product development capabilities. We expect that competition in each of the echo cancellation and optical networking markets will increase in the future. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully.

    In our echo cancellation business, we face competition from our two major direct competitors, Tellabs and Lucent. We also face competition from switch manufacturers who may install echo cancellation inside their voice switches. Two major voice switch manufacturers, Lucent and Nortel Networks, have announced new voice switches where echo cancellation will be incorporated within their switches. Furthermore, several next generation voice switch manufacturers, including Cisco and Sonus Networks, have announced packet-based voice switches where echo cancellation will be incorporated within their switches. Ditech does provide echo cancellation software that can work within these voice switches, but a widespread acceptance of these new voice switches could present a competitive threat to Ditech if the net result was the elimination of demand for Ditech's echo cancellation system products.

    In our nascent optical systems business, new technology breakthroughs by our competitors may impact acceptance of our product in the market and future revenues.

    Most of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we do. Such competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we will. For more information on the competition we face, see "Item 1—Business-Competition."

    IF WE DO NOT RETAIN KEY PERSONNEL FROM ACQUISITIONS, WE MAY NOT BE ABLE TO REALIZE THE BENEFITS WE EXPECT FROM OUR ACQUISITIONS.

    During the last seventeen months, we completed the acquisitions of Telinnovation and Atmosphere. We believe the Telinnovation acquisition provides us with expanded opportunities in the newly developing voice over the Internet and packet-based markets where echo cancellation will be an important issue. We believe the Atmosphere acquisition provides us with expanded opportunities in the rapidly growing optical communications market. However, our ability to successfully execute in these new markets is greatly dependent on our ability to retain the key personnel from Telinnovation and Atmosphere. Although we believe that we have provided significant incentives directly linked to continued employment, there is no guarantee that these key employees will remain in our employment until after we have successfully penetrated these markets.

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

    WE RELY ON A LIMITED SOURCE OF MANUFACTURING.  Manufacturing of our echo cancellation products and the electronic printed circuit board assemblies for our optical networking products is currently outsourced to a small number of contract manufacturers. Until we are able to establish additional manufacturing relationships, we may not be able to successfully reduce manufacturing costs. In addition, if we or these contract manufacturers terminate any of these relationships, or if we otherwise establish new relationships, we may encounter problems in the transition of manufacturing to another contract manufacturer, which could temporarily increase our manufacturing costs and cause production delays.

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

    WE OPERATE IN AN INDUSTRY EXPERIENCING RAPID TECHNOLOGICAL CHANGE, WHICH MAY MAKE OUR PRODUCTS OBSOLETE.

    Our future success will depend on our ability to develop, introduce and market enhancements to our existing products and to introduce new products in a timely manner to meet our customers' requirements. The echo cancellation and optical communications markets we target are characterized by:

  •
  rapid technological developments;

  •
  frequent enhancements to existing products and new product introductions;

  •
  changes in end user requirements; and

  •
  evolving industry standards.

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

    IF INCUMBENT AND EMERGING COMPETITIVE SERVICE PROVIDERS AND THE TELECOMMUNICATIONS INDUSTRY AS A WHOLE EXPERIENCE A DOWNTURN OR REDUCTION IN GROWTH RATE, THE DEMAND FOR OUR PRODUCTS WILL DECREASE, WHICH WILL ADVERSELY AFFECT OUR BUSINESS.

    Our success will depend in large part on continued development and expansion of voice and data communications networks. Development of communications networks is driven in part by the growth of competitive service providers that emerged as a result of the Telecommunications Act of 1996 and privatization of the telecommunications industry on a global scale. We are subject to risks of growth constraints due to our current and planned dependence on emerging competitive and privatized overseas service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, changes in regulation and consolidation. Ditech has experienced recently, as have other companies in our sector, an unexpected slowdown in infrastructure spending by its customers. This recent trend of lower capital spending in the telecommunications industry contributed to the decline in our revenues in the second half of fiscal 2001.

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

    We may not be as successful as some of the larger manufacturers we compete with in securing our desired purchase quantities of scarce components. If we are unable to procure our planned quantities of material from all prospective suppliers, and if we cannot use alternative components, we could experience revenue delays or reductions and potential harm to customer relationships. An example of this risk occurred in the third quarter of fiscal 2001 as two vendors supplying us with components used in our OC-3 product did not meet our total demand, which contributed to our revenue shortfall in that quarter.

    WE ARE INVESTING IN GROWING OUR BUSINESS, WHICH IS DIVERTING OUR MANAGEMENT'S ATTENTION FROM THE DAY-TO-DAY OPERATIONS OF OUR BUSINESS AND MAY REDUCE OUR ABILITY TO FOCUS ON FUTURE BUSINESS OPPORTUNITIES.

    We anticipate significantly expanding our business capacity to address potential growth in our customer base and market opportunities, in particular in the optical systems market. Expansion of our business may strain our management personnel, operations and resources. Growth in our customer base may require us to improve our predictions of what customers are likely to need and when they will need it, which may also place further strain on our sales and marketing personnel. Continued growth will require us to hire more engineering, sales, marketing, operations, customer support and services, and administrative personnel and scale our research and development capability, which we may not be able to do. We may also experience problems in integrating new personnel into our corporate culture. In addition, new hires may not be productive during the time that they are being integrated into our business.

    WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS.

    Historically, we have sold mostly to customers in North America. We are currently implementing plans to expand our international presence, which will require additional hiring of personnel for the overseas market and other expenditures. Our planned expansion overseas may not be successful. As we expand our sales focus further into international markets, we will face additional and complex issues that we may not have faced before, such as addressing currency fluctuations, manufacturing overseas and import/export controls, which will put additional strain on our management personnel. In the past, substantially all of our international sales have been denominated in U.S. dollars; however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies. The number of installations we will be responsible for is likely to increase as a result of our continued international expansion. In the past, we have experienced difficulties installing one of our echo cancellation products overseas. In addition, we may not be able to establish more relationships with original equipment manufacturers. If we do not, our ability to increase sales could be materially impaired.

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

    ACQUISITIONS AND INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

    We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. Acquisitions or investments could result in a number of financial consequences, including:

  •
  potentially dilutive issuances of equity securities;

  •
  large one-time write-offs;

  •
  reduced cash balances and related interest income;

  •
  higher fixed expenses which require a higher level of revenues to maintain gross margins;

  •
  the incurrence of debt and contingent liabilities; and

  •
  amortization expenses related to goodwill and other intangible assets.

    Furthermore, acquisitions involve numerous operational risks, including:

  •
  difficulties in the integration of operations, personnel, technologies, products and the information systems of the acquired companies;

  •
  diversion of management's attention from other business concerns;

  •
  diversion of resources from our existing businesses, products or technologies;

  •
  risks of entering geographic and business markets in which we have no or limited prior experiences; and

  •
  potential loss of key employees of acquired organizations.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments and our investment portfolio only includes highly liquid instruments. As a result of the short-term duration of the financial instruments in our investment portfolio, we do not believe that our financial instruments are materially sensitive to changes in interest rates. Our cash and cash equivalents as of April 30, 2001 of $110.1 million all have maturities of 35 days or less and bear an average interest rate of 3.7%. The estimated fair value of our cash and cash equivalents approximates the principal amounts of the underlying securities based on the short maturities of these financial instruments.

    To date, all of our sales are denominated in US dollars. As only a small amount of foreign bills are paid in currencies other than the US dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

Item 8—Financial Statements and Supplementary Data

DITECH COMMUNICATIONS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Ditech Communications Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Ditech Communications Corporation and its subsidiaries at April 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

May 23, 2001
San Jose, California.

DITECH COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30,
	2000	2001

ASSETS
Current assets:
Cash and cash equivalents	$88,616	$110,132
Accounts receivable, net of allowance for doubtful accounts of $400 and $597 at April 30, 2000 and 2001, respectively	20,349	17,108
Inventories	6,596	15,523
Other current assets	352	2,965
Income taxes receivable	1,412	854
Deferred income taxes	1,839	998

Total current assets	119,164	147,580
Property and equipment, net	2,680	7,974
Purchased technology, net	24,617	19,435
Goodwill, net	10,790	61,565
Deferred income taxes	4,703	21,426
Other assets	3,198	4,039

Total assets	$165,152	$262,019

LIABILITIES
Current liabilities:
Accounts payable	$5,201	$3,837
Accrued expenses	4,228	7,104
Deferred revenue	2,074	245
Income taxes payable	—	82
Obligations under capital lease, current portion	55	22

Total current liabilities	11,558	11,290
Obligations under capital lease, net of current portion	21	—

Total liabilities	11,579	11,290

Commitments and contingencies (Note 5)
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value: 200,000 shares authorized and 28,274 and 29,725 shares issued and outstanding at April 30, 2000 and 2001, respectively	28	30
Additional paid-in capital	171,119	270,683
Retained earnings	4,363	6,459
Deferred stock compensation	(21,937)	(26,443)

Total stockholders' equity	153,573	250,729

Total liabilities and stockholders' equity	$165,152	$262,019

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended April 30,
	1999	2000	2001

Revenue	$25,364	$116,946	$121,714
Cost of goods sold	11,858	34,913	38,486

Gross profit	13,506	82,033	83,228

Operating expenses:
Sales and marketing	5,759	9,411	13,821
Research and development	3,860	8,559	34,372
General and administrative	2,399	4,296	6,716
Purchased research and development	—	8,684	—
Amortization of goodwill and other intangible assets	—	1,860	20,124

Total operating expenses	12,018	32,810	75,033

Income from operations	1,488	49,223	8,195

Other income (expense):
Interest income	202	1,725	4,934
Interest expense	(702)	(180)	(81)

Total other income (expense)	(500)	1,545	4,853

Income before provision for income taxes	988	50,768	13,048
Provision for income taxes	413	20,765	10,952

Net income	575	30,003	2,096
Accretion of mandatorily redeemable preferred stock to redemption value	1,497	99	—

Net income (loss) attributable to common stockholders	$(922)	$29,904	$2,096

Net income (loss) per share attributable to common stockholders:
Basic	$(0.13)	$1.27	$0.07

Diluted	$(0.13)	$1.11	$0.07

Number of shares used in per share calculations:
Basic	7,132	23,505	28,145

Diluted	7,132	27,016	30,512

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital		Deferred Stock Compensation
	Shares	Amount				Total

Balances, April 30, 1998	6,160	$6	$72	$(24,135)	$—	$(24,057)
Issuance of stock under employee stock plans	2,698	2	909	—	—	911
Issuance of common stock	334	1	739	—	—	740
Repurchase of common stock	(4)	—	(2)	—	—	(2)
Accretion for dividend on Series A and B redeemable preferred stock	—	—	—	(1,497)	—	(1,497)
Redemption of Series C preferred stock	—	—	—	(147)	—	(147)
Tax benefit of employee stock transactions	—	—	43	—	—	43
Deferred compensation on issuance of stock options	—	—	1,320	—	(1,320)	—
Amortization of deferred stock compensation	—	—	—	—	91	91
Net income	—	—	—	575	—	575

Balances, April 30, 1999	9,188	9	3,081	(25,204)	(1,229)	(23,343)
Issuance of stock under employee stock plans	651	1	690	—	—	691
Issuance of common stock, net of issuance costs	8,900	9	82,376	—	—	82,385
Repurchase of common stock	(11)	—	(4)	—	—	(4)
Accretion for divided on Series A and Series B redeemable preferred stock	—	—	—	(99)	—	(99)
Redemption of Series A preferred stock	—	—	—	(337)	—	(337)
Conversion of Series B preferred stock	8,346	8	6,033	—	—	6,041
Issuance of common stock in purchase acquisition	1,200	1	68,849	—	(22,950)	45,900
Tax benefit of employee stock transactions	—	—	9,995	—	—	9,995
Deferred compensation on issuance of stock options to consultants	—	—	99	—	(99)	—
Amortization of deferred stock compensation	—	—	—	—	2,341	2,341
Net income	—	—	—	30,003	—	30,003

Balances, April 30, 2000	28,274	28	171,119	4,363	(21,937)	153,573
Issuance of stock under employee stock plans	640	1	3,338	—	—	3,339
Repurchase of common stock	(31)	—	(13)	—	—	(13)
Issuance of common stock in purchase acquisition	842	1	75,098	—	(1,742)	73,357
Deferred compensation on issuance of stock options	—	—	14,591	—	(14,591)	—
Tax benefit of employee stock transactions	—	—	6,550	—	—	6,550
Amortization of deferred stock compensation	—	—	—	—	11,827	11,827
Net income	—	—	—	2,096	—	2,096

Balances, April 30, 2001	29,725	$30	$270,683	$6,459	$(26,443)	$250,729

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended April 30,
	1999	2000	2001
Cash flows from operating activities:
Net income	$575	$30,003	$2,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	482	1,715	3,261
Increase in provision for doubtful accounts	70	300	255
Loss (gain) on disposal of property and equipment	34	89	(6)
Tax benefit of employee stock transactions	43	9,995	6,550
Deferred income taxes	(189)	(5,970)	(2,379)
Amortization of deferred stock compensation	91	2,341	11,827
Amortization of goodwill and other intangible assets	—	1,860	20,124
Purchased research and development	—	8,684	—
Change in assets and liabilities:
Accounts receivable	(948)	(17,581)	3,521
Inventories	(2,443)	(1,990)	(9,092)
Other current assets	1	(263)	(2,356)
Income taxes	559	(1,874)	640
Accounts payable	1,347	2,642	(3,769)
Accrued expenses and other	562	2,774	(159)
Deferred revenue	531	1,543	(1,829)

Net cash provided by operating activities	715	34,268	28,684

Cash flows from investing activities:
Purchases of property and equipment	(698)	(1,968)	(6,068)
Additions to other assets	(634)	(3,305)	(580)
Net cash received in purchase acquisitions	—	—	542

Net cash used in investing activities	(1,332)	(5,273)	(6,106)

Cash flows from financing activities:
Repurchase of common stock	(2)	(4)	(13)
Principal payments on note payable	(563)	(7,313)	(2,118)
Principal payments under capital lease obligations	(48)	(61)	(2,270)
Redemption of Series A preferred stock	—	(19,655)	—
Proceeds from issuance of common stock	—	82,849	—
Proceeds from employee stock plan issuances	911	691	3,339

Net cash provided by (used in) financing activities	298	56,507	(1,062)

Net increase (decrease) in cash and cash equivalents	(319)	85,502	21,516
Cash and cash equivalents, beginning of year	3,433	3,114	88,616

Cash and cash equivalents, end of year	$3,114	$88,616	$110,132

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Reclassifications

    Certain items in prior years' consolidated financial statements have been reclassified to conform to classifications used in the current year.

  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

    The Company generally recognizes product revenue when persuasive evidence of a definitive agreement exists, upon shipment to the customer, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain outstanding, the fee is fixed or determinable, and collection is reasonably assured.

  Warranties

    We offer a warranty, ranging from one year to five years, on all of our products. The warranty generally provides that we will repair or replace any defective product within one year to five years from the invoice date. A provision for the estimated future cost of warranty is made at the time we recognize product revenue, based on our experience.

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

  Fair Value of Financial Instruments

    Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are considered to approximate fair value based upon comparable market information available at the respective balance sheet dates.

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

    Amortization expense for purchased technology associated with the Telinnovation acquisition (see Note 3) was $1.3 million and $5.2 million in fiscal 2000 and fiscal 2001, respectively. Amortization expense for goodwill associated with Telinnovation and goodwill and other intangible assets associated with the Atmosphere Networks acquisition (see Note 3) was $0.6 million and $14.9 million in fiscal 2000 and fiscal 2001, respectively.

  Long-lived Assets

    The Company periodically evaluates the recoverability of its long-lived assets based upon expected undiscounted cash flows and recognizes impairment from the carrying value of long-lived assets, if any, based on the fair value of such assets.

  Certain Risks and Concentrations

    The Company's products are concentrated in the telecommunications component industry, which is highly competitive and rapidly changing. Revenues for the Company's products are concentrated with a relatively limited number of customers. One customer accounted for 42%, 57% and 47% of net revenues for the years ended April 30, 1999, 2000 and 2001, respectively. Net revenues from customers outside the United States, which were denominated in U.S. dollars, were 13%, 12% and 17% in fiscal 1999, 2000, and 2001, respectively. The Company's accounts receivable were concentrated with two customers at April 30, 2000, (representing 57% and 12% of receivables) and two customers at April 30, 2001 (43%, and 15% of receivables, respectively). The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

    A significant component of one of the Company's products is purchased from a sole vendor. If the Company were unable to obtain the component at prices reasonable to the Company, it would experience delays in redesigning the product to function with a component from an alternative supplier. The Company relies on two manufacturers for a majority of the Company's products. The Company may experience delays if it were to shift production to an alternative vendor.

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

  Comprehensive Income

    There was no material difference between the Company's net income and its total comprehensive income for fiscal 1999, 2000, and 2001.

  Accounting for Stock-Based Compensation

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company accounts for grants of equity instruments to employees using the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is recognized over the vesting period of the related shares.

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

    A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Years Ended April 30,
	1999	2000	2001

Historical net income (loss) per share, basic and diluted:
Basic:
Net income	$575	$30,003	$2,096
Less accretion on mandatorily redeemable preferred stock	1,497	99	—

Net income (loss) attributable to common stockholders	$(922)	$29,904	$2,096

Weighted average shares of common stock outstanding	8,088	24,417	29,253
Less stock subject to repurchase	(956)	(912)	(1,108)

Shares used in calculation of basic per share numbers	7,132	23,505	28,145

Net income (loss) per share	$(0.13)	$1.27	$0.07

Diluted:
Net income	$575	$30,003	$2,096
Less accretion on mandatorily redeemable preferred stock	1,497	99	—

Net income (loss) attributable to common stockholders	$(922)	$29,904	$2,096

Shares used in calculation of basic per share numbers	7,132	23,505	28,145
Shares subject to repurchase	—	912	1,108
Assumed conversion of Series B preferred	—	894	—
Dilutive effect of stock options	—	1,705	1,259

Shares used in calculation of diluted per share numbers	7,132	27,016	30,512

Net income (loss) per share	$(0.13)	$1.11	$0.07

    The computation of diluted net income (loss) per share excluded the following number of options, on a weighted average basis, as their effect was anti-dilutive: 1,010,189 in fiscal 1999; 47,047 in fiscal 2000; and 1,552,904 in fiscal 2001.

  Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of SFAS 133 on May 1, 2001, did not have a material impact on our consolidated financial position, results of operations or cash flows.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2001. The adoption of SAB101 did not have a material impact on our consolidated financial position, results of operations or cash flows.

    In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44) for certain transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on our consolidated financial statements.

    On June 29, 2001, the FASB voted in favor of FASB Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." The FASB expects to release SFAS 142 in the last half of July 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The Company is required to adopt SFAS 142 May 1, 2002, with the option of earlier adoption in the first quarter of fiscal 2002. The Company has not yet determined what the impact of SFAS 142 will be on the Company's consolidated financial position, results of operations or cash flows.

3.  ACQUISITIONS

    In the last seventeen months, the Company has completed two business acquisitions, which were accounted for as purchases. The consolidated financial statements include the operating results of each business from the date of acquisition.

    On February 1, 2000, the Company completed the acquisition of substantially all the assets of Telinnovation Service Corporation, Telinnovation Corporation and Telinnovation (collectively "Telinnovation") of Mountain View, California in exchange for 1,200,000 shares of the Company's common stock. A portion of these shares is being held in escrow and will be released upon completion of certain events.

    The total value of the acquisition of approximately $69 million was accounted for in three discrete components. The first, approximately $9 million related to purchased research and development, was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill was capitalized and is being amortized to expense over its estimated life of five years. The remaining $23 million relates to restricted shares, the cost of which was recorded as deferred stock compensation and is being charged as research and development expense over the three-year vesting period of the shares. Expenses for purchased technology, developed technology, goodwill and deferred stock compensation totaled $12.9 million and $15.1 million, in fiscal 2000 and fiscal 2001, respectively.

    On July 25, 2000, the Company completed the acquisition of privately-held Atmosphere Networks, Inc. of Campbell, California in exchange for 841,897 shares of common stock and assumption of outstanding options, with an aggregate value of $73.4 million, and $7.9 million of cash. Acquisition costs totaled approximately $680,000. Atmosphere Networks was an emerging provider of optical networking products, enabling carriers to combine various types of traffic (voice, data and video) onto an optical network.

    The allocation of the stock and cash purchase price is summarized below (in thousands):

Net assets acquired	$15,040
Established workforce	1,500
Goodwill	65,405

Total purchase price	$81,945

    In August 2000, Ditech also granted to the employees hired in the Atmosphere acquisition, non-qualified stock options vesting over a four-year period, for approximately 750,000 shares of Ditech common stock at a price representing a 50% discount from market on the date of grant. As a result, the Company recorded deferred stock compensation of approximately $17.3 million in August 2000, which was reduced to $14.6 million, for option cancellations upon termination of employment. The deferred stock compensation is being amortized to expense ratably over the options' four-year vesting period. The cost allocated to intangible assets for the acquired workforce and goodwill is being amortized to expense over their estimated useful lives of four years. Amortization expense for stock compensation and intangible assets associated with the Atmosphere acquisition of approximately $16.5 was recorded in fiscal 2001.

    The following unaudited pro forma financial information reflects the results of operations for the years ended April 30, 2000, and April 30, 2001, as if the acquisitions had occurred on May 1, 1999. The pro forma results of operations for the year ended April 30, 2000, include results of operations of Telinnovation, and Atmosphere Networks, including amortization of goodwill, other intangibles, and deferred stock compensation and the elimination of intercompany transactions between the Company and Telinnovation. The pro forma results of operations for the year ended April 30, 2001, include results of operations of Atmosphere Networks, including amortization of goodwill, other intangibles, and deferred stock compensation for the periods presented. These pro forma results have been prepared for comparative purposes only and are indicative of what operating results would have been had the acquisitions actually taken place on May 1, 1999, and may not be indicative of future operating results (in thousands, except per share amounts).

	Year Ended April 30,
	2000	2001
	(unaudited)
Pro forma financial information:
Net Revenues	$120,152	$123,260
Income (loss) from operations	$2,434	$(1,348)
Net loss attributable to common stockholders	$(4,442)	$(5,227)
Net loss per share attributable to common stockholders:
Basic	$(0.18)	$(0.18)
Diluted	$(0.18)	$(0.18)
Weighted average shares:
Basic	24,946	28,341
Diluted	24,946	28,341

4.  BALANCE SHEET ACCOUNTS

  Inventories:

    Inventories comprised (in thousands):

	April 30,
	2000	2001
Raw materials	$1,717	$7,345
Work in progress	849	668
Finished goods	4,030	7,510

Total	$6,596	$15,523

  Property and Equipment:

    Property and equipment comprised (in thousands):

	April 30,
	2000	2001

Furniture and fixtures	$339	$1,351
Equipment	3,067	8,051
Leasehold improvements	114	682
Computer software	620	1,483

	4,140	11,567
Less: accumulated depreciation and amortization	(1,460)	(3,593)

Total	$2,680	$7,974

    Included in property and equipment are assets under capital leases of $209,000 at April 30, 2000, and 2001, with related accumulated amortization of $86,000 and $126,000, respectively.

  Accrued Expenses:

    Accrued expenses comprised (in thousands):

	April 30,
	2000	2001

Accrued employee compensation	$2,425	$4,435
Accrued professional services	108	96
Accrued warranty	905	1,109
Other accrued expenses	790	1,464

Total	$4,228	$7,104

5.  COMMITMENTS AND CONTINGENCIES

  Leases

    The Company leases its principal office facilities in Mountain View, California under a non-cancelable operating lease expiring in June 2006. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Presently, there is no option for renewal of the lease on our Mountain View facilities. The Company also leases a research and development facility in Melbourne, Australia, of approximately 6,300 square feet plus parking with a lease term on the building of four years. The Company is responsible for its share of taxes and maintenance. The Melbourne lease presently has no renewal option and expires in April, 2005. The Company also has operating leases on furniture and equipment. Additionally, the Company has equipment leased under capital leases with future minimum payments.

    At April 30, 2001, future minimum payments under the leases are as follows (in thousands):

Years ended April 30,	Operating	Capital

2002	$2,023	$23
2003	2,009	—
2004	1,942	—
2005	1,992	—
2006	1,967	—
2007 and thereafter	329	—

	$10,262	23

Less amount representing interest		1

		$22

    Rent expense under all leases for the years ended April 30, 1999, 2000, and 2001, was $728,000, $1,276,000 and $2,357,000, respectively.

  Line of Credit

    The Company has a line of credit to borrow up to $4.0 million. This line of credit expires in August 2001. At April 30, 2001, $4.0 million was available and no borrowings were outstanding under this line of credit. The Company has started discussions to potentially renew the line of credit.

  Arbitration

    In January 1998, the Company filed a demand for Arbitration with the American Arbitration Association in Los Angeles County against Antec Corporation, the successor-in-interest through merger to Texscan Corporation. The demand for arbitration alleged that Antec/Texscan breached a contract to purchase optical amplifier products and sought monetary damages. In June 1999, the Company received a favorable ruling from the arbitration panel in the matter related to Antec Corporation's breach of a purchase contract. Subsequent to the favorable ruling, the Company was notified by Antec's counsel of its intent to contest the arbitrator's decision. In August 1999, the Company and Antec reached a final settlement in which the Company received a minor settlement award. Additionally, the Company and Antec entered into a patent license agreement. The Company recognized $1.9 million of revenue in the second quarter of fiscal 2000 associated with the fixed license fee paid in fiscal 2000.

6.  PREFERRED STOCK

    Ditech is authorized to issue, from time to time, in one or more series, 5,000,000 shares of preferred stock at a $0.001 par value. The board of directors may determine the rights, preferences, privileges and restrictions granted or imposed upon any series of preferred stock. As of April 30, 2001, no preferred stock was outstanding.

    In March 1997, the Company issued 17,250,000 shares of Series A redeemable preferred stock and 6,259,718 shares of Series B redeemable preferred stock, in conjunction with the recapitalization of the Company. In June 1999, after completion of our initial public offering, all shares of Series A redeemable preferred stock were retired in exchange for cash generated from our initial public offering and all shares of Series B redeemable preferred stock were converted into common stock at the stated exchange ratio.

    In March 2001, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan designed to enable Ditech stockholders to realize the full value of their investment and to provide for fair and equal treatment for all Ditech stockholders in the event that an unsolicited attempt is made to acquire Ditech. Under the Plan, stockholders will receive one right to purchase one-thousandth of a share of newly designated Series A Junior Participating Preferred Stock of Ditech at an initial exercise price of $75.00 for each outstanding share of Ditech common stock held at the close of business on April 16, 2001. The rights expire on March 25, 2011.

7.  STOCKHOLDERS' EQUITY (DEFICIT)

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

  Employee Stock Purchase Plan.

    In March and April 1999, and in September 2000, the Board adopted, and the stockholders approved, the Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 416,666 shares of common stock. Employees who participate in an offering period can have up to 10% of their earnings withheld pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of the common stock on specified dates determined by the Board. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or on the specified purchase date. No shares were purchased under this Plan during fiscal 1999. In fiscal 2000 and 2001, shares purchased under the plan totaled 67,958 and 132,298 shares, respectively.

  Stock Option Plans

    The Company's 1997 Stock Option Plan serves as the successor equity incentive program to the Company's 1987 Stock Option Plan and the Supplemental Stock Option Plan (the "Predecessor Plans"). All outstanding stock options under the Predecessor Plans continue to be governed by the terms and conditions of the 1997 Stock Option Plan. The Company reserved 4,000,000 shares of common stock for issuance under the 1997 Stock Option Plan. Under the 1997 Stock Option Plan, the Board of Directors could grant incentive or non-statutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock, as determined by the Board of Directors, at grant date. In November 1998, the Company adopted its 1998 Stock Option Plan and determined not to grant any further options under its 1997 Stock Option Plan. In March and April 1999, the Company increased the number of shares reserved for issuance under the 1998 Stock Option Plan. The Company has reserved a total of 2,856,082 shares of common stock for issuance under the 1998 Stock Option Plan, under terms similar to those of the 1997 Stock Option Plan. During fiscal 2000, the Company adopted two non-statutory stock option plans under which a total of 1,350,000 shares were reserved for issuance. The terms of non-statutory options granted under these plans are substantially consistent with non-statutory options granted under the 1997 and 1998 plans.

    On July 25, 2000, the Company purchased the net assets of Atmosphere Networks, and assumed all outstanding stock options that had been granted under the Atmosphere Networks 1997 Stock Plan (the "Atmosphere Plan"). The option shares under the Atmosphere Plan were converted into 122,236 options to purchase Ditech common stock. The calculation of the conversion of option shares was determined using the approximate fair market values of the Atmosphere Networks and Ditech common stock prices within a one-week period up to the date of the acquisition. After July 25, 2000, no new options are permitted to be granted under the Atmosphere Plan. The options granted under this plan are substantially consistent with the terms of options granted under Ditech's stock option plans.

    In August 2000, the Board of Directors adopted the 2000 Non-Qualified Stock Plan, with a reserve of 750,000 shares. Additional share increases were approved in fiscal 2001, resulting in a reserve balance of 2,500,000 shares under this stock option plan as of April 30, 2001. The terms of non-statutory options granted under this plan are substantially consistent with non-statutory options granted under the 1997 and 1998 plans.

    All options under all option plans described above are immediately exercisable and have a ten-year term. Shares issued through early option exercises are subject to the Company's right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of April 30, 2001, 301,273 shares were subject to repurchase.

    In March 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan, and reserved 200,000 shares for issuance under the plan. On September 22, 2000, shareholders approved a proposal to increase the reserve so that 300,000 shares are reserved under this plan as of April 30, 2001. Options granted under the plan have a 5-year term and are fully vested at the date of grant.

    Activity under the stock option plans referenced above was as follows (in thousands, except per share amounts):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Exercise Price	Aggregate Price	Weighted Average Exercise Price
Balances, April 30, 1998	566	3,132	$0.08 - $ 0.41	$982	$0.32
Reservation of shares	2,056
Reserved shares canceled	(190)
Options granted	(1,406)	1,406	$0.41 - $ 4.88	3,110	$2.21
Options exercised	—	(2,698)	$0.08 - $ 3.75	(911)	$0.34
Options canceled	88	(112)	$0.41 - $ 3.75	(67)	$0.60

Balances, April 30, 1999	1,114	1,728	$0.08 - $ 4.88	3,114	$1.80
Reservation of shares	1,350
Options granted	(1,744)	1,744	$5.50 - $85.75	54,617	$31.32
Options exercised	—	(583)	$0.08 - $ 4.88	(357)	$0.61
Options canceled	177	(248)	$0.41 - $48.94	(1,839)	$7.48

Balances, April 30, 2000	897	2,641	$0.41 - $85.75	55,535	$21.00
Reservation of shares	3,600
Options granted	(3,996)	3,996	$7.19 - $79.50	75,062	$18.78
Options assumed	—	122	$2.41 - $42.15	4,187	$34.14
Options exercised	—	(508)	$0.41 - $42.15	(2,237)	$4.42
Options canceled	262	(293)	$0.41 - $85.75	(8,815)	$30.01

Balances, April 30, 2001	763	5,958	$0.41 - $85.75	$123,732	$20.76

    Options outstanding at April 30, 2001 (in thousands, except per share amounts):

				Options Exercisable at April 30, 2001
			Weighted Average Remaining Contractual Life Years
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price		Options	Weighted Average Exercise Price
$ 0.41 - $ 4.88	573	$3.17	7.72	573	$3.17
$ 5.50 - $ 7.19	2,482	$7.15	9.65	2,482	$7.15
$ 8.41 - $18.07	818	$9.38	8.79	818	$9.38
$22.50 - $42.15	1,090	$25.43	8.54	1,090	$25.43
$48.94 - $85.75	995	$69.10	8.95	995	$69.10

$ 0.41 - $85.75	5,958	$20.76	9.03	5,958	$20.76

    The estimated weighted average fair value of options granted during fiscal years 1999, 2000 and 2001 was, $0.60, $28.74 and $21.59 per share, respectively. The estimated weighted average fair value of shares granted under the Employee Stock Purchase Plan was $3.51 in fiscal 2000 and $7.44 in fiscal 2001. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. If compensation cost for the Company's stock option plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income for the years ended April 30, 1999, 2000 and 2001 would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	April 30,
	1999	2000	2001
Income before provision for income taxes, as reported	$988	$50,768	$13,048
Less: net expense per SFAS 123	128	9,027	42,809

Pro forma income (loss) before provision for income taxes	860	41,741	(29,761)
Less: pro forma provision (benefit) for income taxes	362	17,072	(6,814)

Pro forma net income (loss)	$498	$24,669	$(22,947)

Net Income as reported	$575	$30,003	$2,096

Diluted net income (loss) attributable to common stockholders per share:
Pro forma	$(0.14)	$0.91	$(0.75)

As reported	$(0.13)	$1.11	$0.07

    The fair value of options granted under the Company's stock plans during fiscal 1999, 2000 and 2001 was estimated on the date of grant using the Black-Scholes option pricing model. The model utilized the multiple option approach with the following weighted average assumptions used: no dividend yield, expected volatility is zero based on private company status in fiscal 1999, 130% in fiscal 2000, and 135% in fiscal 2001, risk-free interest rates of 4.74%, 6.28% and 5.29% in fiscal 1999, 2000 and 2001, respectively, and expected lives of four years for the option plans and 6 months for the Employee Stock Purchase Plan. Forfeitures are recognized as they occur.

    During fiscal 1999, the Company granted options to certain employees under the 1997 Stock Plan and 1998 Stock Option Plan with exercise prices below the deemed fair market value of the Company's common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred compensation for the difference between the exercise price of the stock options and the fair market value of the Company's shares at the date of grant. This deferred compensation is being amortized to expense over the period during which the options become exercisable, generally four years. At April 30, 1999, the Company had recorded deferred compensation related to these options in the total amount of $1,320,000, of which $91,000, $330,000 and $322,000 had been amortized to expense during 1999, 2000 and 2001, respectively.

    In connection with the acquisition of Atmosphere Networks, the Company issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as deferred compensation of $17.3 million in August 2000 and adjustments, due to option cancellations upon termination of employment, reduced that amount to approximately $14.6 million. This deferred compensation is being amortized to compensation expense over the remaining term of the original forty-eight month vesting period of the options. In fiscal 2001, $3.0 million of this deferred compensation had been amortized to compensation expense.

8.  INCOME TAXES

    The provision for income taxes reflected in the statements for the years ended April 30, 1999, 2000, and 2001, was as follows (in thousands):

	1999	2000	2001
Current:
Federal	$590	$21,454	$11,828
Foreign	—	—	5
State	12	5,282	2,163

Total current	602	26,736	13,996

Deferred:
Federal	(258)	(5,190)	(2,495)
State	69	(781)	(549)

Total deferred	(189)	(5,971)	(3,044)

Total	$413	$20,765	$10,952

    The deferred income tax provision reflects the tax effect of changes in the amounts of temporary differences during each year ended April 30, 1999, 2000 and 2001.

    As of April 30, 2000 and 2001, the Company's deferred tax assets consisted of (in thousands):

	2000	2001
Deferred tax asset (liability):
Uniform capitalization	$283	$445
Depreciation	(231)	(269)
Inventory reserves and other, net	1,691	3,752
Purchased technology, goodwill and other intangibles	4,799	10,033
Research and development tax credit	—	470
Net operating loss	—	7,993

Total	$6,542	$22,424

As of April 30, 2001, the Company has tax net operating loss carry-forwards for tax purposes of approximately $19,735,000 and tax credit carry-forwards of $470,000. These net operating loss carry-forwards start expiring in 2004 and the tax credit carry-forwards start expiring in 2019.

    The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	1999	2000	2001
Tax provision at federal statutory rate	34.0%	35.0%	35.0%
State taxes, net of federal benefit	6.1%	6.7%	9.2%
Research and development credits	—	—	(3.9)%
Non-deductible goodwill and other intangible amortization	0.0%	0.0%	45.5%
Tax-exempt interest income	0.0%	(0.9)%	(10.8)%
Other, primarily non-deductible expenses	1.7%	0.1%	8.9%

Total	41.8%	40.9%	83.9%

9.  REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

    The Company applies the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131). Under SFAS 131, the Company is required to use a "management" approach to reporting its segments. The management approach requires the internal organization used by management for making operating decisions and assessing performance be used as the source of the Company's segments.

    In accordance with the provisions of SFAS 131, the Company has two reportable segments, categorized by product type: echo cancellation products and optical communications products. Echo cancellation products include software, stand-alone echo cancellers and system echo cancellers. Optical communications products include optical amplifiers, optical telemetry management and monitoring systems and optical transponders. The Company has no inter-segment revenue.

    The Company's management makes decisions and allocates resources to the two operating segments based on the gross profits for each segment. The Company does not allocate operating expenses or assets to segments, as management does not use this information to measure the performance of, or to allocate resources to, the echo cancellation and optical communications segments. Accordingly, the Company has presented only revenue and gross profit by segment.

    Segment information (in thousands):

	Echo Cancellation Products	Optical Communications Products	Total
Year ended April 30, 1999
Segment revenue	$23,766	$1,598	$25,364
Segment gross profit	$12,693	$813	$13,506
Year ended April 30, 2000
Segment revenue	$107,162	$9,784	$116,946
Segment gross profit	$74,912	$7,121	$82,033
Year ended April 30, 2001
Segment revenue	$104,683	$17,031	$121,714
Segment gross profit	$73,652	$9,576	$83,228

    Geographic information (in thousands):

	Years ended April 30,
	1999	2000	2001

USA	$22,107	$102,632	$101,288
China	275	6,732	9,276
Latin America	1,294	1,621	4,910
Rest of World	1,688	5,961	6,240

Total	$25,364	$116,946	$121,714

10. PROFIT SHARING PLAN

    The Company maintains a 401(k) profit sharing plan for all eligible employees. Employees may contribute to the Plan based on statutory limits. Any Company contributions are at the discretion of the Board of Directors. The Company made no contributions to the Plan during the year ended April 30, 1999. For the years ended April 30, 2000, and April 30 2001, the Company contributed $24,000 and $46,375, respectively, to the plan.

11. SUPPLEMENTAL CASH FLOW INFORMATION

    (in thousands)

	Years ended April 30,
	1999	2000	2001

Operating:
Interest paid	$736	$104	$87
Income taxes paid	—	18,609	7,401
Noncash financing and investing activities:
Accretion of preferred stock	1,497	99	—
Acquisition of assets under capital leases	47	—	—
Redemption of Series C preferred stock	7,508	—	—
Deferred stock compensation	1,320	22,950	16,333
Purchase of technology rights for common stock	740	—	—
Purchase method acquisition for common stock	—	37,216	73,357
Conversion of Series B preferred stock	—	6,041	—
Compensation associated with stock options issued to consultants	—	99	—

SUPPLEMENTARY FINANCIAL DATA (unaudited)

    (in thousands, except per share data)

	Fiscal 2000				Fiscal 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	First Quarter (b)	Second Quarter (c)	Third Quarter (d)	Fourth Quarter (e)

Revenue	$9,771	$26,027	$34,382	$46,766	$43,529	$45,101	$13,341	$19,743
Gross profit	$5,632	$18,501	$24,430	$33,470	$30,486	$31,557	$8,152	$13,033
Net income (loss) attributable to common stockholders	$940	$8,216	$11,870	$8,878	$11,737	$5,454	$(7,921)	$(7,174)
Basic net income (loss) per share attributable to common stockholders(f)	$0.06	$0.34	$0.46	$0.32	$0.43	$0.19	$(0.28)	$(0.25)
Diluted net income (loss) per share attributable to common stockholders(f)	$0.04	$0.31	$0.41	$0.30	$0.39	$0.18	$(0.28)	(0.25)

(a)
Net income attributable to common stockholders and net income per share attributable to common stockholders for the fourth quarter of fiscal 2000 include purchased research and development expense, and amortization of goodwill, purchased technology, and deferred stock compensation, totaling $12.5 million, associated with our acquisition of Telinnovation. Net income attributable to common stockholders and diluted net income per share attributable to common stockholders, excluding these acquisition related costs, net of tax, would have been $16.2 million and $0.54, respectively.

(b)
Net income attributable to common stockholders and net income per share attributable to common stockholders for the first quarter of fiscal 2001 include amortization of goodwill and other acquisition intangible assets, and amortization of deferred stock compensation, totaling $4.1 million, associated with our acquisition of Telinnovation. Net income attributable to common stockholders and diluted net income per share attributable to common stockholders, excluding these acquisition related costs, net of tax, would have been $14.1 million and $0.47, respectively.

(c)
Net income attributable to common stockholders and net income per share attributable to common stockholders for the second quarter of fiscal 2001 include amortization of goodwill and other acquisition intangible assets, amortization of deferred stock compensation, and other compensation expense, totaling $11.3 million, associated with our acquisitions of Telinnovation and Atmosphere Networks. Net income attributable to common stockholders and diluted net income per share attributable to common stockholders, excluding these costs, net of tax, would have been $13.9 million and $0.45, respectively.

(d)
Net loss attributable to common stockholders and net loss per share attributable to common stockholders for the third quarter of fiscal 2001 include amortization of goodwill and other acquisition intangible assets, amortization of deferred stock compensation, and other compensation expense, totaling $9.5 million, associated with our acquisitions of Telinnovation and Atmosphere Networks. Net loss attributable to common stockholders and diluted net loss per share attributable to common stockholders, excluding these costs, net of tax, would have been $0.5 million and $0.02, respectively.

(e)
Net loss attributable to common stockholders and net loss per share attributable to common stockholders for the fourth quarter of fiscal 2001 include amortization of goodwill and other acquisition intangible assets, amortization of deferred stock compensation, and other compensation expense, totaling $9.4 million, associated with our acquisitions of Telinnovation and Atmosphere Networks. Net income attributable to common stockholders and diluted net income per share attributable to common stockholders, excluding these costs, net of tax, would have been $0.2 million and $0.01, respectively.

(f)
All share and per share data presented have been revised to reflect the impact of the two-for-one stock split which was effective on February 16, 2000.

Item 9—Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

    None.

Part III

Item 10—Directors and Executive Officers of the Registrant

    The information required by this Item 10 is incorporated by reference to the information contained in the Proxy Statement to be filed no later than August 28, 2001 in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held September 21, 2001 (the "Proxy Statement") under the captions "Proposal No. 1—Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Officers of Ditech."

Item 11—Executive Compensation

    The information required by this Item 11 is incorporated by reference to the information contained in the Proxy Statement under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Employment Agreements."

Item 12—Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item 12 is incorporated by reference to the information contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13—Certain Relationships and Related Transactions

    The information required by this Item 13 is incorporated by reference to the information contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions."

Part IV

Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K

    The following documents are filed as part of this Form 10-K:

  (1)
  Financial Statements

    Reference is made to the Index to Consolidated Financial Statements of Ditech Communications Corporation under Item 8 in Part II of this Form 10-K.

  (2)
  Financial Statement Schedules

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended April 30, 1999
Allowance for doubtful accounts	$30	$70	$—	$100
Provision for excess and obsolete inventory	$238	$797	$(391)	$642
Year ended April 30, 2000
Allowance for doubtful accounts	$100	$300	$—	$400
Provision for excess and obsolete inventory	$642	$2,702	$(1,704)	$1,640
Year ended April 30, 2001
Allowance for doubtful accounts	$400	$255	$(58)	$597
Provision for excess and obsolete inventory	$1,640	$2,042	$(880)	$2,802

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Ditech Communications Corporation:

Our audits of the consolidated financial statements referred to in our report dated May 23, 2001, appearing on page 33 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 23, 2001

  (3)
  Exhibits

    The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit	Description of document
2.1(1)	Agreement and Plan of Merger and Reorganization, dated June 21, 2000, among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation.
2.2(2)
Amendment To Agreement And Plan Of Merger And Reorganization, dated as of July 25, 2000, by and among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation.
3.1(3)	Restated Certificate of Incorporation of Ditech
3.2(4)	Bylaws of Ditech
3.3(5)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(6)	Specimen Stock Certificate
4.3(5)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(5)	Form of Rights Certificate
4.5(6)	Amended and Restated Registration Agreement, dated March 19, 1999, between Ditech and certain investors
10.1(6)	Lease Agreement, dated August 31, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended January 25, 1999
10.2(6)(7)	1997 Stock Option Plan
10.3(6)(7)	1998 Amended and Restated Stock Option Plan
10.4(6)(7)	1999 Employee Stock Purchase Plan
10.5(6)	1999 Non-Employee Directors' Stock Option Plan
10.6(6)(7)	Employment Agreement, dated September 1998, between Ditech and Timothy Montgomery
10.7(6)(7)	Employment Agreement, dated September 14, 1998, between Ditech and Pong Lim
10.8(6)(7)	Employment Agreement, dated November 4, 1998, between Ditech and Toni Bellin
10.9(6)	Credit Agreement, dated August 20, 1997, between Ditech and BankBoston, N.A.
10.10(6)	First Amendment to the Credit Agreement, dated August 13, 1998, between Ditech and BankBoston, N.A.
10.11(6)	Second Amendment to the Credit Agreement, dated December 18, 1998, between Ditech and BankBoston, N.A.
10.11.1(8)	Third Amendment to Credit Agreement, dated August 13, 1999, between Ditech and BankBoston, N.A.

10.11.2(3)	Fourth Amendment to Credit Agreement, dated August 18, 2000, between Ditech and Fleet National Bank (f/k/a BankBoston, N.A.)
10.12(6)	Security Agreement, dated August 20, 1997, between Ditech and BankBoston, N.A.
10.13(6)	Intellectual Property Security Agreement, dated August 20, 1997, between Ditech and BankBoston, N.A.
10.14(6)	Master Amendment and Lease Schedule, dated December 15, 1998, between Ditech and BancBoston Leasing Inc.
10.15(6)(9)	Invention Purchase Agreement, dated November 15, 1998, between Ditech and Telinnovation
10.16(6)(7)	Form of Indemnity Agreement to be entered between Ditech and its executive officers and directors
10.17(6)(7)	Employment Agreement dated April 27, 1999, between Ditech and Marc Schwager
10.18(6)	Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
10.19(6)(7)	Form of option agreement under the 1997 Stock Option Plan
10.20(6)(7)	Form of option agreement under the 1998 Stock Option Plan
10.21(9)(10)	Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation
10.22(11)
Asset Purchase Agreement, dated as of December 8, 1999 among Ditech Communications Corporation, Telinnovation, Telinnovation Corporation and Telinnovation Service Corporation, Charles Davis and David Shvarts
10.23(11)	Asset Purchase Agreement, dated as of December 8, 1999 among Ditech Communications Corporation, and Richard Hardy
10.24(1)	Employment Agreement, dated January 31, 2000, between Ditech and Ian Wright
10.25(12)	1999 Non-Officer Equity Incentive Plan
10.26(1)	Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LLC
10.27(1)	Stock Option Plan for Ian Wright-outside of the 1998 Stock Option Plan
10.28(7)(13)	2000 Non-Qualified Stock Option Plan
21.1	Subsidiaries of Ditech Communications Corporation
23.1	Consent of PricewaterhouseCoopers LLP

(1)
Incorporated by reference from the exhibit with corresponding number from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2000, filed July 31, 2000.

(2)
Incorporated by reference from the exhibit with corresponding number from Ditech's Current Report on Form 8-K, filed August 8, 2000.

(3)
Incorporated by reference from the exhibit with corresponding number from Ditech's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed December 13, 2000.

(4)
Incorporated by reference from the exhibit with corresponding number from Ditech's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed March 14, 2001.

(5)
Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed March 30, 2001.

(6)
Incorporated by reference from the exhibits with corresponding descriptions from Ditech's Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(7)
Management contract or compensatory plan or arrangement.

(8)
Incorporated by reference from the exhibits with corresponding numbers from Ditech's Registration Statement (No. 333-86691), filed September 8, 1999.

(9)
Confidential treatment has been granted as to a portion of this exhibit pursuant to Rule 406 under the Securities Act. The confidential portion of such exhibit has been omitted and filed separately with the Commission.

(10)
Incorporated by reference from the exhibit with the corresponding exhibit number from Ditech's Quarterly Report on Form 10-Q for the quarter ending July 31, 1999.

(11)
Incorporated by reference from the exhibits with titles from Ditech's Current Report on Form 8-K filed February 16, 2000.

(12)
Incorporated by reference from the exhibits with titles from Ditech's Registration Statement on Form S-8 (No. 333-30044), filed February 10, 2000.

(13)
Incorporated by reference from the exhibits with titles from Ditech's Registration Statement on Form S-8 (No. 333-60882), filed May 14, 2001.

(4)
Reports on Form 8-K

    Ditech filed one report on Form 8-K during the fourth quarter of fiscal 2001. This report was filed on March 30, 2001 and related to the adoption of a preferred share purchase rights plan.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 24, 2001	DITECH COMMUNICATIONS CORPORATION
	By:	/s/ TIMOTHY K. MONTGOMERY Timothy K. Montgomery President, Chief Executive Officer, and Chairman of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ TIMOTHY K. MONTGOMERY Timothy K. Montgomery	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	July 24, 2001
/s/ WILLIAM J. TAMBLYN William J. Tamblyn	Vice President and Chief Financial Officer (principal financial and accounting officer)	July 24, 2001
/s/ GREGORY M. AVIS Gregory M. Avis	Director	July 24, 2001
/s/ PETER Y. CHUNG Peter Y. Chung	Director	July 24, 2001
/s/ WILLIAM A. HASLER William A. Hasler	Director	July 24, 2001
Kenneth E. Jones	Director
/s/ GEORGE J. TURNER George J. Turner	Director	July 24, 2001
/s/ ANDREI M. MANOLIU Andrei M. Manoliu	Director	July 24, 2001

QuickLinks

DITECH COMMUNICATIONS CORPORATION FORM 10-K INDEX
Part I
Item 1—Business
Item 2—Properties
Item 3—Legal Proceedings
Item 4—Submission of Matters to a Vote of Security Holders
Part II
Item 5—Market for Registrant's Common Equity and Related Stockholder Matters
Item 6—Selected Financial Data
Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A—Quantitative and Qualitative Disclosures About Market Risk
Item 8—Financial Statements and Supplementary Data
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
Item 10—Directors and Executive Officers of the Registrant
Item 11—Executive Compensation
Item 12—Security Ownership of Certain Beneficial Owners and Management
Item 13—Certain Relationships and Related Transactions
Part IV
Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K
Schedule II Valuation and Qualifying Accounts
SIGNATURES