Form 10-Q
period 2001-07-31
DITECH COMMUNICATIONS CORP
filed 2001-09-13
CIK 1080667

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-26209

Ditech Communications Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-2935531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

YES /x/    NO / /

    As of August 31, 2001, 29,884,716 shares of the Registrant's common stock were outstanding.

DITECH COMMUNICATIONS CORPORATION

i

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Ditech Communications Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended July 31,
	2001	2000
Revenues	$15,276	$43,529
Cost of goods sold	6,924	13,043

Gross profit	8,352	30,486

Operating expenses
Sales and marketing	4,684	2,630
Research and development	11,687	5,105
General and administrative	1,450	1,549
Amortization of goodwill and other intangible assets	6,450	2,154

Total operating expenses	24,271	11,438

Income (loss) from operations	(15,919)	19,048

Other income (expense)
Interest income	1,030	1,160
Interest expense	(1)	(11)

Other income, net	1,029	1,149

Income (loss) before provision for (benefit from) income taxes	(14,890)	20,197
Provision for (benefit from) income taxes	(4,020)	8,460

Net income (loss)	(10,870)	11,737

Net income(loss) per share:
Basic	$(0.37)	$0.43

Diluted	$(0.37)	$0.39

Number of shares used in per share calculations:
Basic	29,074	27,582

Diluted	29,074	30,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	July 31, 2001	April 30, 2001
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$112,848	$110,132
Accounts receivable, net	7,698	17,108
Inventories	13,562	15,523
Deferred income taxes	1,140	998
Other current assets	3,462	2,965
Income taxes receivable	3,518	854

Total current assets	142,228	147,580
Property and equipment, net	8,323	7,974
Purchased technology, net	18,140	19,435
Goodwill, net	56,522	61,565
Deferred income taxes	22,670	21,426
Other assets	4,358	4,039

Total assets	$252,241	$262,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,582	$3,837
Accrued expenses	5,418	7,104
Deferred revenue	220	245
Income taxes payable	37	82
Obligations under capital lease, current portion	12	22

Total current liabilities	8,269	11,290

Common stock	30	30
Additional paid-in capital	271,580	270,683
Retained earnings (accumulated deficit)	(4,411)	6,459
Deferred stock compensation	(23,227)	(26,443)

Total stockholders' equity	243,972	250,729

Total liabilities and stockholders' equity	$252,241	$262,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended July 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(10,870)	$11,737
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,082	481
Increase in provision for doubtful accounts	—	200
Gain on disposal of property and equipment	—	(2)
Tax benefit from exercise of stock options	29	—
Deferred income taxes	(1,386)	(1,559)
Amortization of deferred stock compensation	3,217	2,020
Amortization of goodwill and other acquisition related intangible assets	6,450	2,151
Changes in assets and liabilities:
Accounts receivable	9,409	308
Inventories	1,961	(544)
Other current assets	(497)	(598)
Income taxes receivable/payable	(2,709)	9,920
Accounts payable	(1,255)	(419)
Accrued expenses	(1,686)	(444)
Deferred revenue	(25)	186

Net cash provided by operating activities	3,720	23,437

Cash flows from investing activities:
Purchase of property and equipment	(1,224)	(971)
Other assets	(638)	(108)
Net cash received in purchase acquisition	—	9,153

Net cash provided by (used in) investing activities	(1,862)	8,074

Cash flows from financing activities:
Principal payments on capital leases	(10)	(18)
Proceeds from employee stock plan issuances	868	1,580

Net cash provided by financing activities	858	1,562

Net increase in cash and cash equivalents	2,716	33,073
Cash and cash equivalents, beginning of period	110,132	88,616

Cash and cash equivalents, end of period	$112,848	$121,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  DESCRIPTION OF BUSINESS

    Ditech Communications Corporation (the "Company") designs, develops and markets echo cancellation equipment and optical communications products for use in building and expanding telecommunications and cable communications networks. The Company has established a direct sales force that sells its products in the U.S. and internationally.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements at July 31, 2001, and for the three month periods ended July 31, 2001 and 2000, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended July 31, 2001 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2001, included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 26, 2001, file number 000-26209.

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

Comprehensive Income (Loss)

    There was no difference between the Company's net income (loss) and its total comprehensive income (loss) for the three month periods ended July 31, 2001 and 2000.

Reclassifications

    Certain items in the condensed consolidated financial statements for the three months ended July 31, 2000 have been reclassified to conform to classifications used in the current fiscal year.

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will cease. Instead, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company is required to adopt SFAS 142 on May 1, 2002 (fiscal 2003). The Company has not yet determined what the impact of SFAS 142 will be on the Company's consolidated financial position, results of operations or cash flows, however the impact is expected to be material. Net goodwill and other intangible assets as of July 31, 2001 totaled approximately $76 million, and amortization expense for the first quarter of fiscal 2002 on those assets totaled approximately $6.5 million.

3.  ACQUISITION

    On July 25, 2000, the Company completed the acquisition of privately-held Atmosphere Networks, Inc. of Campbell, California in exchange for 841,897 shares of common stock and assumption of outstanding options, with an aggregate value of $73.4 million, and $7.9 million of cash. Acquisition costs totaled approximately $680,000. The acquisition was accounted for as a purchase. Atmosphere Networks was an emerging provider of optical networking products, enabling carriers to combine various types of traffic (voice, data and video) onto an optical network. The consolidated financial statements include the operating results of the acquired business from the date of acquisition.

    The allocation of the stock and cash purchase price is summarized below (in thousands):

Net assets acquired	$15,040
Established workforce	1,500
Goodwill	65,405

Total purchase price	$81,945

    In August 2000, the Company granted to the employees assumed in the Atmosphere acquisition non-qualified stock options vesting over a four-year period, for approximately 750,000 shares of Ditech common stock at a price representing a 50% discount from market on the date of grant. As a result, the Company recorded deferred stock compensation of approximately $17.3 million in August 2000, which was reduced to $14.6 million for option cancellations upon termination of employment. The deferred stock compensation is being amortized to expense ratably over the options' four-year vesting period. The cost allocated to intangible assets for the acquired workforce and goodwill is being amortized to expense over their estimated useful lives of four years. Amortization expense for stock compensation and intangible assets associated with the Atmosphere acquisition of approximately $5.8 million was recorded in the first quarter of fiscal 2002.

    The following unaudited pro forma financial information reflects the results of operations for the three months ended July 31, 2001 and 2000 as if the Atmosphere acquisition had occurred on May 1, 2000. The pro forma results of operations for the three months ended July 31, 2001 and 2000 include the results of operations of Atmosphere Networks, including amortization of goodwill, other intangibles, and deferred stock compensation for the period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on May 1, 2000, and may not be indicative of future operating results (in thousands, except per share amounts).

	Three months ended July 31,
	2001	2000
	(unaudited)
Pro forma financial information:
Net Revenues	$15,276	$45,075
Income (loss) from operations	$(15,919)	$9,505
Net income (loss)	$(10,870)	$4,414
Net income (loss) per share:
Basic	$(0.37)	$0.16
Diluted	$(0.37)	$0.14
Weighted average shares:
Basic	29,074	28,367
Diluted	29,074	30,952

4.  BALANCE SHEET ACCOUNTS

    Inventories comprised (in thousands, unaudited):

	July 31, 2001	April 30, 2001
Raw materials	$8,395	$7,345
Work in progress	1,089	668
Finished goods	4,078	7,510

Total	$13,562	$15,523

    Accrued Expenses comprised (in thousands, unaudited):

	July 31, 2001	April 30, 2001
Accrued employee compensation	$3,074	$4,435
Accrued warranty	876	1,109
Other accrued expenses	1,468	1,560

Total	$5,418	$7,104

5.  REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

    The Company applies FASB Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). Under SFAS 131, the Company is required to use a "management" approach to report its segments. The management approach requires the internal organization used by management for making operating decisions and assessing performance be used as the source of the Company's segments.

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

    Segment information (in thousands, unaudited):

	Echo Cancellation Products	Optical Communications Products	Total
Three months ended July 31, 2001
Segment revenue	$11,142	$4,134	$15,276
Segment gross profit	$6,712	$1,640	$8,352
Three months ended July 31, 2000
Segment revenue	$40,987	$2,542	$43,529
Segment gross profit	$29,198	$1,288	$30,486

    Geographic information (in thousands, unaudited):

	Three months ended July 31,
	2001	2000
USA	$12,265	$39,624
China	634	1,699
Latin America	1,170	586
Rest of World	1,207	1,620

Total	$15,276	$43,529

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOR THE YEAR ENDED APRIL 30, 2001 INCLUDED IN FORM 10-K FOR THE YEAR ENDED APRIL 30, 2001 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 26, 2001. THE DISCUSSION IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE AS A RESULT OF A NUMBER OF RISKS. THESE RISKS INCLUDE: RECENT ECONOMIC CONDITIONS HAVE CAUSED OUR CUSTOMERS AND POTENTIAL CUSTOMERS TO REDUCE THEIR CAPITAL EXPENDITURES AND IF THIS TREND CONTINUES, IT WILL CONTINUE TO HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS; WE HAVE A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUES TO DECREASE MATERIALLY; WE EXPECT OUR REVENUES TO FLUCTUATE AS A RESULT OF A NUMBER OF FACTORS, WHICH COULD CAUSE OUR STOCK PRICE TO DROP; WE MAY EXPERIENCE DELAYS IN DEVELOPING NEW PRODUCTS DUE TO UNFORESEEN TECHNICAL DIFFICULTIES, WHICH WOULD PREVENT US FROM INTRODUCING NEW PRODUCTS AND GROWING OUR BUSINESS; WE OPERATE IN AN INDUSTRY CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, WHICH MAY RENDER OUR EXISTING PRODUCTS OBSOLETE; AND IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY. THESE AND OTHER RISKS ARE MORE FULLY DISCUSSED IN "FUTURE GROWTH AND OERATING RESULTS SUBJECT TO RISK" BELOW.

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

    In November 1998, we acquired the echo cancellation technology that we previously licensed from Telinnovation. We acquired this technology for a total purchase price comprised of shares of our common stock, valued at $740,000, and cash of $2.96 million. The purchased technology is being amortized over a period of five years.

    On February 1, 2000, we completed our acquisition of substantially all of the assets of Telinnovation in exchange for common stock. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $69 million was accounted for in three discrete components. The first, approximately $9 million related to purchased research and development, was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill was capitalized and is currently being amortized to expense over its estimated life of 5 years. This accounting treatment will change at the beginning of our next fiscal year. See Note 2 of Notes to Condensed Consolidated Financial Statements - Recent Accounting Pronouncements. The remaining $23 million relates to restricted shares, the cost of which was recorded as deferred stock compensation and is being charged to compensation expense in our research and development operations over the three year vesting period of the shares, assuming the holders of the restricted shares remain in our employ during the vesting period.

    On July 25, 2000, we completed our acquisition of Atmosphere Networks Inc. in exchange for shares of common stock and assumption of outstanding options with an aggregate value of $73.4 million, and $7.9 million of cash. Acquisition costs totaled approximately $680,000. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $82 million comprises approximately $15.0 million in net assets, $1.5 million associated with the value of the established workforce and $65.4 million of goodwill. The goodwill and established workforce costs were capitalized and are being amortized over their estimated lives of four years. This accounting treatment will change at the beginning of our next fiscal year. See Note 2 of Notes to Condensed Consolidated Financial Statements—Recent Accounting Pronouncements.

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

    To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. We derived approximately 72.9%, 86.0%, and 91.6% of our revenue from the sale of our echo cancellation products in the first quarter of fiscal 2002, in fiscal 2001, and fiscal 2000, respectively. We expect that a majority of our revenue will continue to come from sales of our echo cancellation products in the remainder of fiscal 2002.

    We have established a direct sales force that sells to our customers in the U.S. and internationally. We also intend to expand the use of sales agents, systems integrators, original equipment manufacturers and distributors to sell and market our products internationally.

    In addition, we have an agreement with an original equipment manufacturer (OEM) for distribution of our optical communications products and are exploring the possibility of entering into other similar agreements. We generally expect that margins will be higher on our newer products than on our more established products, and that margins on our new products will decline as competition from competing products becomes more intense. In addition, we expect that gross margins on products that we sell through original equipment manufacturers will generally be less than gross margins on direct sales. Gross margins in any one period may not be indicative of gross margins for future periods.

    Historically the majority of our sales have been to customers in the U.S. These customers accounted for approximately 80%, 83%, and 88% of our revenue in the first quarter of fiscal 2002, in fiscal 2001, and fiscal 2000, respectively. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, substantially all of our international sales have been export sales and denominated in U.S. dollars.

    Our revenue historically has come from a small number of customers. Our five largest customers accounted for over 60%, 70%, and 75% in the first quarter of fiscal 2002, in fiscal 2001, and in fiscal 2000, respectively. Qwest/LCI accounted for 21% of our revenue in the first quarter of fiscal 2002, 47% of our revenue in fiscal 2001, and 57% in fiscal 2000.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three months ended July 31,
	2001	2000
Revenue	100.0%	100.0%
Cost of goods sold	45.3	30.0

Gross profit	54.7	70.0

Operating expenses
Sales and marketing	30.7	6.0
Research and development	76.5	11.7
General and administrative	9.5	3.6
Amortization of goodwill and other intangibles	42.2	4.9

Total operating expenses	158.9	26.2

Income (loss)from operations	(104.2)	43.8
Other income, net	6.7	2.6

Income (loss) before provision for (benefit from) income taxes	(97.5)	46.4
Provision for (benefit from) income taxes	(26.3)	19.4

Net Income (loss)	(71.2)%	27.0%

THREE MONTHS ENDED JULY 31, 2001 AND 2000.

    Revenue.  Revenue in the first quarter of fiscal 2002 was $15.3 million, compared to $43.5 million in the first quarter of fiscal 2001. The decline was due to macroeconomic trends of a slowdown in spending within our industry, which impacted our business starting in the third quarter of fiscal 2001 and continues through the present. Revenue from echo cancellation products was $11.1 million in the first quarter of fiscal 2002, down from $41.0 million in the first quarter of fiscal 2001, due primarily to the slowdown in capital spending in the telecommunications industry. Revenue from optical products was $4.1 million in the first quarter of fiscal 2002, an increase of 63% from $2.5 million in the first quarter of fiscal 2001, as we added new customers and increased sales of optical products to certain existing customers.

    Cost of Goods Sold.  Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory and warranty expenses and other indirect costs. Cost of goods sold decreased to $6.9 million in the first quarter of fiscal 2002 from $13.0 million in the first quarter of fiscal 2001 due to the decline in sales of echo cancellation products, offset in part by the increase in sales of optical products.

    Gross Profit.  Gross margin decreased to 55% in the first quarter of fiscal 2002 from 70% in the first quarter of fiscal 2001. The primary factors contributing to the decline in gross margin were the relatively fixed manufacturing overhead costs which increased in absolute dollars and represented a larger percentage of revenue as revenue declined. In addition, the revenue mix between echo cancellation and optical products contributed to the decrease, as optical products have lower gross margins as they are sold through the OEM channel. Gross margins for echo cancellation products declined to 60% in the first quarter of fiscal 2002 from 71% in the first quarter of fiscal 2001, due to an increase in fixed costs and a decrease in the average selling price of certain products. Gross margins for optical communications products decreased to 40% in the first quarter of fiscal 2002 from 51% in the same period of the prior fiscal year, related primarily to higher fixed costs and the revenue mix of optical products.

    Sales and Marketing.  Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Sales and marketing expenses increased to $4.7 million in the first quarter of fiscal 2002 from $2.6 million in the first quarter of fiscal 2001. The primary causes for the increase were increases in personnel and related costs, including travel, to support expansion of our customer service and sales functions and marketing efforts for our products both domestically and internationally, including the formation of new direct and OEM channel partnerships. Partially offsetting those increases were lower sales commissions on the lower echo cancellation revenue base in the first quarter of fiscal 2002. We plan to continue to increase our expenditures in sales and marketing in order to launch new products and broaden distribution of our products both domestically and internationally.

    Research and Development.  Research and development expenses primarily consist of personnel costs, contract consultants, equipment and supplies used in the development of echo cancellation and optical communications products, as well as amortization of deferred stock compensation associated with the Telinnovation and Atmosphere acquisitions. Research and development expense increased to $11.7 million in the first quarter of fiscal 2002 from $5.1 million in the first quarter of fiscal 2001. The increase is related to increased personnel costs, increased materials and consulting costs associated with new product research and development efforts on both our echo cancellation and optical communications product lines, and deferred stock compensation expense. Research and development employees have increased significantly since May 2000, when we employed 49 engineers, to 74 at July 31, 2000, and to 126 engineers at July 31, 2001. Most of the employment growth has been in the area of optical engineers, with significant hiring occurring in July 2000, associated with the acquisition of Atmosphere Networks, and in June 2001 when we hired approximately 29 optical engineers in the United Kingdom. Research and development expenses for the first quarter of fiscal 2002, and fiscal 2001, included $3.1 and $1.9 million, respectively, for amortization of deferred stock compensation associated with our acquisitions of Telinnovation and Atmosphere. We expect research and development expenses to continue to grow in future periods, both in real terms and as a percentage of sales, as we plan to hire additional engineers, enhance current products and develop new products.

    General and Administrative.  General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. General and administrative expenses of $1.5 million in the first quarter of fiscal 2002 were nominally less than the same period in the prior fiscal year. We expect general and administrative expenses to increase to support the continuing development of the company.

    Amortization of Goodwill and Other Intangible Assets.  Amortization expense increased to $6.5 million in the first quarter of fiscal 2002, from $2.2 million in the first quarter of fiscal 2001, for acquisition-related intangible assets, including goodwill, purchased technology and an established workforce. The increase is primarily due to the acquisition of Atmosphere on July 25, 2000, resulting in only six days of amortization expense in the first quarter of fiscal 2000. Amortization for the first quarter of fiscal 2002 included $1.9 million associated with the acquisition of Telinnovation and $4.6 million associated with the acquisition of Atmosphere. Goodwill and other intangible assets are currently being amortized to expense over their estimated useful lives of up to five years. The basis for the purchase price allocation and the expected amortization periods are detailed in Note 3 to the Condensed Consolidated Financial Statements. See Note 2, for changes to the accounting treatment for goodwill and other intangible assets, proscribed by SFAS 142, which we will adopt on May 1, 2002.

    Other Income (Expense).  Other income (expense) consists of interest income on our invested cash and cash equivalents balances, offset by a nominal amount of interest expense attributable to our capital leases. Other income decreased to $1.0 million in the first quarter of fiscal 2002 from

$1.2 million in the same period of the prior fiscal year. The decrease was primarily attributable to lower interest rates reducing our earnings on invested balances.

    Income Taxes.  Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the first quarter of fiscal 2002 was a benefit of 27.0% and was a provision of 41.9% in the first quarter of fiscal 2001. The low effective tax benefit rate is due to certain non-deductible costs associated with our acquisitions, including purchased technology and the amortization of goodwill and other acquisition-related intangible assets. Excluding these non-deductible costs, the effective tax rate was approximately 40%. We expect that our ongoing effective tax provision (benefit) rate excluding these non-deductible expenses should remain at approximately 40%.

STOCK-BASED COMPENSATION

    We recorded deferred compensation of $1,320,000 as of April 30, 1999, as a result of stock options granted in fiscal 1999. We are amortizing the deferred compensation to general and administrative expense over the corresponding vesting period of the stock options. We amortized approximately $78,000 and $83,000 of this deferred compensation in the first quarter of fiscal 2002, and fiscal 2001, respectively.

    Associated with the acquisition of Telinnovation in February 2000, we recorded $23 million of deferred compensation related to restricted shares granted to former Telinnovation employees. These restricted shares are tied to the employees' continuing employment with Ditech. The deferred compensation is being amortized as research and development expense over the three-year vesting period of the restricted shares. We amortized approximately $1.9 million of this deferred compensation in the first quarter of fiscal 2002, and in the same period of fiscal 2001.

    Associated with the acquisition of Atmosphere on July 25, 2000, we recorded $2.4 million of deferred compensation related to unvested options assumed in the acquisition. Adjustments were recorded, due to option cancellations upon termination of employment, which reduced that amount to approximately $1.7 million. This deferred compensation is being amortized to research and development expense over the remaining terms of the original twenty-four month vesting period of the options. In connection with the acquisition of Atmosphere we issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as deferred compensation of $17.3 million in August 2000. Adjustments were recorded, due to option cancellations upon termination of employment, which reduced that amount to approximately $14.6 million. This deferred compensation is being amortized to research and development expense over the remaining term of the original forty-eight month vesting period of the options. The Atmosphere-related deferred compensation expense totaled $1.2 million in the first quarter of fiscal 2002, and approximately $25,000 in the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

    Operating activities generated $3.7 million in cash from operations in the first quarter of fiscal 2002, primarily due to collections of accounts receivable and a reduction in inventories, partially offset by an increase in income taxes receivable and other current assets and reductions in accrued expenses and accounts payable. In the first quarter of fiscal 2001 we generated $23.4 million in cash from operations, primarily due to operating profits, and increased income taxes payable, partially offset by increases in deferred income taxes, inventory and other current assets and reductions in accounts payable and accrued expenses.

    Investing activities used $1.9 million in the first quarter of fiscal 2002, primarily due to purchases of property and equipment and approximately $884,000 of tangible assets and intellectual property purchased from Ilotron Limited in June of 2001. In the first quarter of fiscal 2001, we generated $8.1 million in cash from investing activities, mostly from cash assumed in the Atmosphere acquisition, prior to payment of the cash portion of the acquisition of $7.9 million, which was paid in August 2000.

    Financing activities generated $858,000 in the first quarter of fiscal 2002, primarily due to funding related to semiannual employee stock purchase plans. In the first quarter of fiscal 2001, we generated $1.6 million in cash from financing activities, due mostly to issuance of stock under our stock option plans and funding related to our employee stock purchase plans.

    As of July 31, 2001, we had cash and cash equivalents of $112.8 million as compared to $110.1 million at April 30, 2001. In addition, we had a line of credit to borrow up to $4.0 million, for which no borrowings were outstanding as of July 31, 2001. This line of credit expired in August 2001. We have started discussions with the bank to renew the line of credit.

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

FUTURE GROWTH AND OPERATING RESULTS SUBJECT TO RISK

    Our business and the value of our stock are subject to a number of risks, many of which are set out below. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected, which would likely have a corresponding impact on the value of our common stock. These risk factors should be carefully reviewed.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

    Our revenue historically has come from a small number of customers. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business. Our five largest customers accounted for over 60%, 70%, and 75%, of our revenue in the first quarter of fiscal 2002, in fiscal 2001, and fiscal 2000, respectively. Qwest accounted for over 20%, 47%, and 57%, of our revenue in the first quarter of fiscal 2002, in fiscal 2001, and fiscal 2000, respectively. As an example of this risk, in the third quarter of fiscal 2001, delays in scheduled shipments of new OC-3 echo cancellation products to Qwest resulted in Qwest revenues declining to 12% of total revenue in that fiscal quarter versus their purchase history that was over 40% of our total revenue in fiscal years 2001, 2000, and 1999.

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

  •
  the timing of personnel hiring.

If we incur such additional expenses in a quarter in which we do not experience increased revenue, our profitability would be adversely affected and we may even incur losses for that quarter, as we experienced in the second half of fiscal 2001 and the first quarter of fiscal 2002.

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

  •
  our successful introduction of our STM-1 echo cancellation system and another next generation echo cancellation system;

  •
  our successful introduction and sale of our new optical amplifiers; and

  •
  our successful introduction of Titanium, our new optical system product.

However, we may not be able to successfully produce or market our new products in commercial quantities, complete product development when anticipated, or increase sales. These risks are of particular concern when a new generation product is introduced. As a result, our product introduction dates may be delayed. In fiscal 2001, sales of our fourth generation echo cancellers and our broadband system generated the majority of our revenue growth. Production shipments of our fifth generation echo cancellation system, the OC-3, began in the fourth quarter of fiscal 2001, and we believe we will generate substantial revenues from this product in fiscal 2002. We expect production shipments of the international version of the product, the STM-1, to occur in the second quarter of fiscal 2002.

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

    We plan to ship our new optical system product, Titanium, in the fourth quarter of fiscal 2002, but we only anticipate nominal revenues from this product in fiscal 2002. However, delays may occur due to unforeseen technical or design difficulties in the development process, inability to obtain components on a timely basis, and for other reasons outside of our control. Delays in shipping Titanium would adversely affect revenues in the subsequent fiscal year.

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

    To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. If we are not able to develop substantial revenue from sales of our optical communications products, our ability to grow our business may be substantially impaired. We derived approximately 73%, 86%, and 92% of our revenue from the sale of our echo cancellation products in the first quarter of fiscal 2002, in fiscal 2001, and fiscal 2000, respectively. We expect that a majority of our revenue will continue to come from sales of our echo cancellation products for the remainder of fiscal 2002.

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

WE FACE INTENSE COMPETITION, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES OF OUR PRODUCTS.

    The markets for our echo cancellation and optical communications products are intensely competitive, continually evolving and subject to rapid technological change. We may not be able to compete successfully against current or future competitors, including our customers. Certain of our customers also have the ability to internally produce the equipment that they currently purchase from us. In such cases, we also compete with their internal product development capabilities. We expect that competition in each of the echo cancellation and optical networking markets will increase in the future. We may not have the necessary financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully.

    In our echo cancellation business, we face competition from our two major direct competitors, Tellabs and Lucent. We also face competition from switch manufacturers who may install echo cancellation inside their voice switches. Two major voice switch manufacturers, Lucent and Nortel Networks, have announced new voice switches where echo cancellation will be incorporated within their switches. Furthermore, several next generation voice switch manufacturers, including Cisco and Sonus Networks, have announced packet-based voice switches where echo cancellation will be incorporated within their switches. Ditech currently provides echo cancellation software that can work within these voice switches, but a widespread acceptance of these new voice switches could present a competitive threat to Ditech if the net result was the elimination of demand for Ditech's echo cancellation system products.

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

IF WE DO NOT RETAIN KEY PERSONNEL FROM ACQUISITIONS, WE MAY NOT BE ABLE TO REALIZE THE BENEFITS WE EXPECT FROM OUR ACQUISITIONS.

    During the last twenty months, we completed the acquisitions of Telinnovation and Atmosphere. We believe the Telinnovation acquisition provides us with expanded opportunities in the newly developing voice over the Internet and packet-based markets where echo cancellation will be an important issue. We believe the Atmosphere acquisition provides us with expanded opportunities in the rapidly growing optical communications market. However, our ability to successfully execute in these new markets is greatly dependent on our ability to retain the key personnel from Telinnovation and Atmosphere. Although we believe that we have provided significant incentives directly linked to continued employment, there is no guarantee that these key employees will remain in our employment until after we have successfully penetrated these markets.

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

IF INCUMBENT AND EMERGING COMPETITIVE SERVICE PROVIDERS AND THE TELECOMMUNICATIONS INDUSTRY AS A WHOLE EXPERIENCE A FURTHER DOWNTURN OR CONTINUED REDUCTION IN GROWTH RATE, THE DEMAND FOR OUR PRODUCTS WILL DECREASE, WHICH WILL ADVERSELY AFFECT OUR BUSINESS.

    Ditech has experienced recently, as have other companies in our sector, an unexpected slowdown in infrastructure spending by its customers. This recent trend of lower capital spending in the telecommunications industry contributed to the decline in our revenues, beginning in the second half of fiscal 2001. If this trend continues, it will continue to have a negative effect on our operating results. Our success will depend in large part on continued development and expansion of voice and data communications networks. Development of communications networks is driven in part by the growth of competitive service providers that emerged as a result of the Telecommunications Act of 1996 and privatization of the telecommunications industry on a global scale. We are subject to risks of growth constraints due to our current and planned dependence on emerging competitive and privatized overseas service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, changes in regulation and consolidation.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments and our investment portfolio only includes highly liquid instruments. As a result of the short-term duration of the financial instruments in our investment portfolio, we do not believe that our financial instruments are materially sensitive to changes in interest rates. Our cash and cash equivalents as of July 31, 2001 of $112.8 million all have maturities of 35 days or less and bear an average interest rate of 3.8%. The estimated fair value of our cash and cash equivalents approximates the principal amounts of the underlying securities based on the short maturities of these financial instruments.

    To date, the vast majority of our sales are denominated in US dollars. As only a small amount of foreign bills are paid in currencies other than the US dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

ITEM 5.  OTHER INFORMATION

    Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of June 21, 2000, among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation.
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

(b)  Reports on Form 8-K

  Ditech filed one report on Form 8-K during the quarter ended July 31, 2001. This report was filed on July 10, 2001 and reported under Item 5 Ditech's announcement of the purchase of some of the tangible assets and intellectual property of Ilotron Limited (in administration), a United Kingdom based developer of photonic network equipment. The press release relating to this action was filed as an exhibit to this report and listed under Item 7.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DITECH COMMUNICATIONS CORPORATION

Date: September 11, 2001	By:	/s/ WILLIAM J. TAMBLYN William J. Tamblyn Vice President Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

INDEX TO EXHIBITS

(a)  Exhibits

Exhibit	Description of document
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of June 21, 2000, among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation.
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

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K