Form 10-Q
period 2001-10-31
DITECH COMMUNICATIONS CORP
filed 2001-12-12
CIK 1080667

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

or

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES /x/  NO / /

    As of November 30, 2001, there were 30,054,646 shares of the Registrant's common stock outstanding.

DITECH COMMUNICATIONS CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Communications Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2001	2000	2001	2000
Revenue	$7,990	$45,101	$23,266	$88,630
Cost of goods sold	4,178	13,544	11,102	26,587

Gross profit	3,812	31,557	12,164	62,043

Operating expenses
Sales and marketing	4,407	3,157	9,091	5,787
Research and development	13,998	9,633	25,685	14,738
General and administrative	1,754	1,574	3,204	3,123
Amortization of goodwill and other intangible assets	6,153	6,017	12,603	8,171

Total operating expenses	26,312	20,381	50,583	31,819

Income (loss) from operations	(22,500)	11,176	(38,419)	30,224

Other income (expense)
Interest income	1,076	1,305	2,106	2,465
Interest expense	(1)	(71)	(2)	(82)

Other income, net	1,075	1,234	2,104	2,383

Income (loss) before provision for (benefit from) income taxes	(21,425)	12,410	(36,315)	32,607
Provision for (benefit from) income taxes	(5,785)	6,956	(9,805)	15,416

Net income (loss)	(15,640)	5,454	(26,510)	17,191

Net income(loss) per share:
Basic	$(0.54)	$0.19	$(0.91)	$0.61

Diluted	$(0.54)	$0.18	$(0.91)	$0.57

Number of shares used in per share calculations:
Basic	29,219	28,592	29,147	28,087

Diluted	29,219	30,666	29,147	30,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	October 31, 2001	April 30, 2001
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$107,977	$110,132
Accounts receivable, net	3,520	17,108
Inventories	15,543	15,523
Other current assets	4,210	2,965
Income taxes receivable	4,794	854
Deferred income taxes	2,500	998

Total current assets	138,544	147,580
Property and equipment, net	10,804	7,974
Purchased technology, net	16,844	19,435
Goodwill, net	51,761	61,565
Deferred income taxes	24,003	21,426
Other assets	4,911	4,039

Total assets	$246,867	$262,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,377	$3,837
Accrued expenses	8,064	7,104
Deferred revenue	260	245
Income taxes payable	82	82
Capital lease obligations	5	22

Total current liabilities	14,788	11,290

Common stock	30	30
Additional paid-in capital	270,573	270,683
Retained earnings (accumulated deficit)	(20,051)	6,459
Deferred stock compensation	(18,473)	(26,443)

Total stockholders' equity	232,079	250,729

Total liabilities and stockholders' equity	$246,867	$262,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended October 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(26,510)	$17,191
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,322	1,372
Increase (decrease) in provision for doubtful accounts	(36)	200
Gain on disposal of property and equipment	(5)	(6)
Tax benefit from employee stock transactions	650	4,862
Deferred income taxes	(4,079)	(3,290)
Amortization of deferred stock compensation	6,311	5,398
Amortization of goodwill and other intangible assets	12,603	8,169
Changes in assets and liabilities:
Accounts receivable	13,624	(15,215)
Inventories	(20)	(578)
Other current assets	(1,245)	(454)
Income taxes	(3,940)	6,603
Accounts payable	2,540	(1,076)
Accrued expenses	960	(971)
Deferred revenue	15	(1,701)

Net cash provided by operating activities	3,190	20,504

Cash flows from investing activities:
Purchase of property and equipment	(4,681)	(2,253)
Additions to other assets	(1,545)	(336)
Net cash received in purchase acquisition	—	645

Net cash used in investing activities	(6,226)	(1,944)

Cash flows from financing activities:
Repurchase of common stock	—	(6)
Principal payments on note payable	—	(2,118)
Principal payments on capital lease obligations	(17)	(2,250)
Proceeds from employee stock plan issuances	898	2,543

Net cash provided by (used in) financing activities	881	(1,831)

Net increase (decrease) in cash and cash equivalents	(2,155)	16,729
Cash and cash equivalents, beginning of period	110,132	88,616

Cash and cash equivalents, end of period	$107,977	$105,345

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

    The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of October 31, 2001, and for the three and six month periods ended October 31, 2001 and 2000, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended October 31, 2001 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2001, included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 26, 2001, file number  000-26209.

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

  Comprehensive Income (Loss)

    There was no material difference between the Company's net income (loss) and its total comprehensive income (loss) for the three and six month periods ended October 31, 2001 and 2000.

  Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," effective for fiscal years after December 15, 2001. SFAS 142 supersedes Accounting Principles Board Opinion No. 17 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will cease. Instead, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company is required to adopt SFAS 142 on May 1, 2002 (fiscal 2003). The Company has not yet determined what the impact of SFAS 142 will be on the Company's consolidated financial position, results of operations or cash flows, however the impact is expected to be material. Net goodwill and other intangible assets as of October 31, 2001 totaled approximately $70 million, and amortization expense on those assets totaled approximately $6.2 million in the second quarter of fiscal 2002 and $12.6 million in the first six months of fiscal 2002.

    In August 2001, the FASB issued FASB Statement No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. This Statement retains many of the fundamental provisions of SFAS 121 and expands the scope of discontinued operations to include more disposal transactions. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

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

    In August 2000, the Company granted to the employees assumed in the Atmosphere acquisition non-qualified stock options vesting over a four-year period, for approximately 750,000 shares of Ditech common stock at a price representing a 50% discount from market on the date of grant. As a result, the Company recorded deferred stock compensation of approximately $17.3 million in August 2000, which was reduced to $13.1 million for option cancellations upon termination of employment. The deferred stock compensation is being amortized to expense ratably over the options' four-year vesting period. The cost allocated to intangible assets for the acquired workforce and goodwill is being amortized to expense over their estimated useful lives of four years. Amortization expense for deferred stock compensation and intangible assets associated with the Atmosphere acquisition was approximately $11.2 million in the first six months of fiscal 2002 and $5.8 million in the first six months of fiscal 2001.

    The following unaudited pro forma financial information reflects the results of operations for the three and six months ended October 31, 2001 and 2000 as if the Atmosphere acquisition had occurred on May 1, 2000. The pro forma results of operations for the three and six months ended October 31, 2001 and 2000 include the results of operations of Atmosphere Networks, including amortization of goodwill, other intangibles, and deferred stock compensation for the periods presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on May 1, 2000, and may not be indicative of future operating results (in thousands, except per share amounts).

	Three months ended October 31,		Six months ended October 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Pro forma financial information:
Revenue	$7,990	$45,101	$23,266	$90,176
Income (loss) from operations	$(22,500)	$11,176	$(38,419)	$20,681
Net income (loss)	$(15,640)	$5,454	$(26,510)	$9,869
Net income (loss) per share:
Basic	$(0.54)	$0.19	$(0.91)	$0.35
Diluted	$(0.54)	$0.18	$(0.91)	$0.32
Weighted average shares:
Basic	29,219	28,592	29,147	28,480
Diluted	29,219	30,666	29,147	30,809

4.  BALANCE SHEET ACCOUNTS

    Inventories comprised (in thousands, unaudited):

	October 31, 2001	April 30, 2001
Raw materials	$7,566	$7,345
Work in progress	2,745	668
Finished goods	5,232	7,510

Total	$15,543	$15,523

    Accrued Expenses comprised (in thousands, unaudited):

	October 31, 2001	April 30, 2001
Accrued employee compensation	$5,132	$4,435
Accrued warranty	1,041	1,109
Other accrued expenses	1,891	1,560

Total	$8,064	$7,104

5.  REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

    The Company applies FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). Under SFAS 131, the Company is required to use a "management" approach to report its segments. The management approach requires the internal organization used by management for making operating decisions and assessing performance be used as the source of the Company's segments.

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

    Segment information (in thousands, unaudited):

	Echo Cancellation Products	Optical Communications Products	Total
Three months ended October 31, 2001
Segment revenue	$4,752	$3,238	$7,990
Segment gross profit	$2,546	$1,266	$3,812
Three months ended October 31, 2000
Segment revenue	$38,291	$6,810	$45,101
Segment gross profit	$27,905	$3,652	$31,557
Six months ended October 31, 2001
Segment revenue	$15,894	$7,372	$23,266
Segment gross profit	$9,257	$2,907	$12,164
Six months ended October 31, 2000
Segment revenue	$79,278	$9,352	$88,630
Segment gross profit	$57,103	$4,940	$62,043

    Geographic revenue information (in thousands, unaudited):

	Three months ended October 31,		Six months ended October 31,
	2001	2000	2001	2000
USA	$5,092	$34,238	$17,357	$73,862
China	1,473	4,671	2,107	6,370
Latin America	359	3,966	1,529	4,552
Rest of World	1,066	2,226	2,273	3,846

Total	$7,990	$45,101	$23,266	$88,630

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOR THE YEAR ENDED APRIL 30, 2001, INCLUDED IN OUR FORM 10-K FOR THE YEAR ENDED APRIL 30, 2001, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 26, 2001. THE DISCUSSION IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE AS A RESULT OF A NUMBER OF RISKS. THESE RISKS INCLUDE: RECENT ECONOMIC CONDITIONS HAVE CAUSED OUR CUSTOMERS AND OUR POTENTIAL CUSTOMERS TO REDUCE THEIR CAPITAL EXPENDITURES AND IF THIS TREND CONTINUES, IT WILL CONTINUE TO HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS; WE HAVE A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUES TO DECREASE MATERIALLY; WE EXPECT OUR REVENUES TO FLUCTUATE AS A RESULT OF A NUMBER OF FACTORS, WHICH COULD CAUSE OUR STOCK PRICE TO DROP; WE MAY EXPERIENCE DELAYS IN DEVELOPING NEW PRODUCTS DUE TO UNFORESEEN TECHNICAL DIFFICULTIES OR FAILURE TO OBTAIN PARTS FROM SOLE SUPPLIERS, WHICH WOULD DELAY OR PREVENT US FROM INTRODUCING NEW PRODUCTS AND GROWING OUR BUSINESS; WE OPERATE IN AN INDUSTRY CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, WHICH MAY RENDER OUR EXISTING PRODUCTS OBSOLETE; AND IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY. THESE AND OTHER RISKS ARE MORE FULLY DISCUSSED IN "FUTURE GROWTH AND OPERATING RESULTS SUBJECT TO RISK" BELOW.

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

    In November 1998, we acquired the echo cancellation technology that we previously licensed from Telinnovation. We acquired this technology for a total purchase price of shares of our common stock, valued at $740,000, and cash of $2.96 million. The purchased technology is being amortized over a period of five years.

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

    On July 25, 2000, we completed our acquisition of Atmosphere Networks, Inc. in exchange for shares of common stock and assumption of outstanding options with an aggregate value of $73.4 million, and $7.9 million of cash. Acquisition costs totaled approximately $680,000. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $82 million comprises approximately $15.0 million in net assets, $1.5 million associated with the value of the established workforce and $65.4 million of goodwill. The goodwill and established workforce costs were capitalized and are being amortized over their estimated lives of four years. This accounting treatment will change at the beginning of our next fiscal year. See Note 2 of Notes to Condensed Consolidated Financial Statements—Recent Accounting Pronouncements.

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

    To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. We derived approximately 68.3%, 86.0%, and 91.6% of our revenue from the sale of our echo cancellation products in the first six months of fiscal 2002, in fiscal 2001, and in fiscal 2000, respectively. We expect that a majority of our revenue will continue to come from sales of our echo cancellation products for the remainder of fiscal 2002.

    We have established a direct sales force that sells to our customers in the U.S. and internationally. We also intend to expand the use of sales agents, systems integrators, original equipment manufacturers and distributors to sell and market our products internationally.

    In addition, we have an agreement with an original equipment manufacturer (OEM) for distribution of our optical communications products and are exploring the possibility of entering into others. We generally expect that margins will be higher on our newer products than on our more established products, and that margins on our new products will decline as competition becomes more intense. In addition, we expect that gross margins on products that we sell through original equipment manufacturers will generally be less than gross margins on direct sales. Gross margins in any one period may not be indicative of gross margins for future periods.

    Historically the majority of our sales have been to customers in the U.S. These customers accounted for approximately 75%, 83%, and 88% of our revenue in the first six months of fiscal 2002, in fiscal 2001, and in fiscal 2000, respectively. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, substantially all of our international sales have been export sales and denominated in U.S. dollars.

    Our revenue historically has come from a small number of customers. Our five largest customers accounted for over 55%, 70%, and 75% in the first six months of fiscal 2002, in fiscal 2001, and in fiscal 2000, respectively. Qwest/LCI accounted for 14% of our revenue in the first six months of fiscal 2002, 47% of our revenue in fiscal 2001, and 57% in fiscal 2000.

RESULTS OF OPERATIONS

    The following table sets forth, certain items from our condensed consolidated statement of operations, as a percentage of revenue for the periods indicated:

	Three months ended October 31,		Six months ended October 31,
	2001	2000	2001	2000
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.3	30.0	47.7	30.0

Gross profit	47.7	70.0	52.3	70.0

Operating expenses
Sales and marketing	55.1	7.0	39.1	6.5
Research and development	175.2	21.4	110.4	16.7
General and administrative	22.0	3.5	13.8	3.5
Amortization of goodwill and other intangibles	77.0	13.3	54.1	9.2

Total operating expenses	329.3	45.2	217.4	35.9

Income (loss) from operations	(281.6)	24.8	(165.1)	34.1
Other income, net	13.5	2.7	9.0	2.7

Income (loss) before provision for (benefit from) income taxes	(268.1)	27.5	(156.1)	36.8
Provision for (benefit from) income taxes	(72.4)	15.4	(42.1)	17.4

Net income (loss)	(195.7)%	12.1%	(114.0)%	19.4%

THREE AND SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000

    Revenue.  Revenue in the second quarter of fiscal 2002 was $8.0 million, compared to $45.1 million in the second quarter of fiscal 2001. Revenue in the first six months of fiscal 2002 was $23.3 million, compared to $88.6 million in the first six months of fiscal 2001. The decline was due to macroeconomic trends of a slowdown in spending within our industry, which impacted our business starting in the third quarter of fiscal 2001 and continues through the present. Revenue from echo cancellation products was $4.8 million in the second quarter, and $15.9 million in the first six months of fiscal 2002, down from $38.3 million in the second quarter, and $79.3 million in the first six months of fiscal 2001, due primarily to the slowdown in capital spending in the telecommunications industry. Revenue from optical products was $3.2 million in the second quarter, and $7.4 million in the first six months of fiscal 2002, down from $6.8 million in the second quarter, and $9.4 million in the first six months of fiscal 2001. We expect revenues in the third quarter of fiscal 2002 to continue to be impacted significantly as a result of the slowdown of spending within our industry.

    Cost of Goods Sold.  Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory and warranty expenses and other indirect costs. Cost of goods sold decreased to $4.2 million in the second quarter of fiscal 2002 from $13.5 million in the second quarter of fiscal 2001. Cost of goods sold decreased to $11.1 million in the first six months of fiscal 2002 from $26.6 million in the first six months of fiscal 2001. The declines in cost of sales correlate to the decreases in revenues.

    Gross Profit.  Gross margins were 48% in the second quarter, and 52% in the first six months of fiscal 2002, a decrease from 70% in the second quarter and first six months of fiscal 2001. The primary factors contributing to the decline in gross margins were the relatively fixed manufacturing overhead costs which represented a larger percentage of revenue as revenue declined. In addition, the revenue mix between echo cancellation and optical products contributed to the decrease, as optical products have lower gross margins since generally they are sold to OEMs. Gross margins for echo cancellation products were 54% in the second quarter, and 58% in the first six months of fiscal 2002, a decrease from 73% in the second quarter, and 72% in the first six months of fiscal 2001, due primarily to fixed costs being spread over a smaller revenue base in fiscal 2002 and due to a decrease in the average selling price of certain echo products. Gross margins for optical communications products decreased to 39% in the second quarter and first six months of fiscal 2002 from approximately 53% in the same periods of the prior fiscal year, related primarily to higher fixed costs and the revenue mix of optical products.

    Sales and Marketing.  Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Sales and marketing expenses increased to $4.4 million in the second quarter of fiscal 2002 from $3.2 million in the second quarter of fiscal 2001. Sales and marketing expenses increased to $9.1 million in the first six months of fiscal 2002 from $5.8 million in the first six months of fiscal 2001. The primary causes for the increases were increases in personnel and related costs, including travel, to support expansion of our customer service and sales functions and marketing efforts for our products both domestically and internationally, including the formation of new direct and OEM channel partnerships. Partially offsetting those increases were lower sales commissions on the lower revenue base in fiscal 2002. We plan to hold to current levels of sales and marketing expenses while making efforts to launch new products and broaden distribution of our products both domestically and internationally.

    Research and Development.  Research and development expenses primarily consist of personnel costs, contract consultants, equipment and supplies used in the development of echo cancellation and optical communications products, as well as amortization of deferred stock compensation associated with the Telinnovation and Atmosphere acquisitions. Research and development expense increased to $14.0 million in the second quarter of fiscal 2002 from $9.6 million in the second quarter of fiscal 2001. Research and development expense increased to $25.7 million in the first six months of fiscal 2002 from $14.7 million in the first six months of fiscal 2001. The increase is related to increased personnel and related costs, as well as increased materials and consulting costs associated with new product research and development efforts in both our echo cancellation product line and the Titanium optical transport system products in our optical communications product line. We have engaged in significant hiring over the last year as the number of research and development employees increased to 143 at October 31, 2001, as compared to 76 employees one year earlier. Most of the employment growth has been in the area of optical engineers, with significant hiring occurring in June 2001 when we hired approximately 28 optical engineers in the United Kingdom. Research and development expenses included $3.0 million in the second quarter and $6.2 million in the first six months of fiscal 2002, compared to $3.3 million in the second quarter and $5.2 million in the first six months of fiscal 2001, for amortization of deferred stock compensation associated with our acquisitions of Telinnovation and Atmosphere. We expect research and development expense levels in the third quarter of fiscal 2002 to approximate those of the second quarter of fiscal 2002 as we plan to enhance current products, complete system integration testing and start beta testing on our Titanium optical system products, and develop new products.

    General and Administrative.  General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. General and administrative expenses totaled $1.8 million in the second quarter and $3.2 million in the first six months of fiscal 2002, as compared to $1.6 million in the second quarter and $3.1 million in the first six months of fiscal 2001. The primary reason for the increase is due to hiring that has taken place over the past year. We expect future general and administrative expense levels to be approximately the same as, or nominally lower than, the expense levels in the second quarter of fiscal 2002.

    Amortization of Goodwill and Other Intangible Assets.  Amortization expense consists of amortization of acquisition-related intangible assets, including goodwill, purchased technology and an established workforce. Amortization expense increased to $6.2 million in the second quarter of fiscal 2002 from $6.0 million in the second quarter of fiscal 2001. Amortization expense increased to $12.6 million in the first six months of fiscal 2002 from $8.2 million in the first six months of fiscal 2001. The increase in the six month periods is primarily due to the acquisition of Atmosphere on July 25, 2000, resulting in only six days of amortization expense in the first quarter of fiscal 2000. Amortization for the first six months of fiscal 2002 included $3.7 million associated with the acquisition of Telinnovation and $8.9 million associated with the acquisition of Atmosphere. Goodwill and other intangible assets are being amortized to expense over their estimated useful lives of up to five years. The basis for the purchase price allocation and the expected amortization periods are detailed in Note 3 to the Condensed Consolidated Financial Statements. See Note 2 for changes to the accounting treatment for goodwill and other intangible assets prescribed by SFAS 142, which we will adopt effective May 1, 2002.

    Other Income (Expense).  Other income (expense) consists of interest income on our invested cash and cash equivalent balances, offset by a nominal amount of interest expense attributable to our capital leases. Other income decreased to $1.1 million in the second quarter of fiscal 2002 from $1.2 million in the same period of the prior fiscal year. Other income decreased to $2.1 million in the first six months of fiscal 2002 from $2.4 million in the same period of the prior fiscal year. The decrease was primarily attributable to lower interest rates reducing our earnings on invested balances.

    Income Taxes.  Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the second quarter of fiscal 2002 was a benefit of 27.0% due to the loss we incurred, and was a provision of 56.1% in the second quarter of fiscal 2001. The low effective tax benefit rate is due to certain non-deductible costs associated with our acquisitions, including purchased technology and the amortization of goodwill and other acquisition-related intangible assets. Excluding the impact of these non-deductible costs, the effective tax benefit rate was approximately 40%. We expect that our ongoing effective tax provision (benefit) rate excluding the impact of these non-deductible expenses should remain at approximately 40%.

STOCK-BASED COMPENSATION

    We recorded deferred compensation of $1.3 million as of April 30, 1999, as a result of stock options granted in fiscal 1999. We are amortizing the deferred compensation to general and administrative expense over the corresponding vesting period of the stock options. We amortized approximately $78,000 and $157,000 of deferred compensation in the second quarter and first six months, respectively, of fiscal 2002, and approximately $82,000 and $165,000 in the second quarter and first six months, respectively, of fiscal 2001.

    Associated with the acquisition of Telinnovation on February 1, 2000, we recorded $23 million of deferred compensation related to restricted shares granted to former Telinnovation employees. These restricted shares are tied to the employees' continuing employment with Ditech. The deferred compensation is being amortized as research and development expense over the three-year vesting period of the restricted shares. We amortized approximately $1.9 million in the second quarter of fiscal 2002 and $3.8 million in the first six months of fiscal 2002, and the same amounts in the comparable periods of fiscal 2001.

    Associated with the acquisition of Atmosphere on July 25, 2000, we recorded $2.4 million of deferred compensation related to unvested options assumed in the acquisition. Adjustments were recorded, due to option cancellations upon termination of employment, which reduced that amount to approximately $1.6 million. This deferred compensation is being amortized to research and development expense over the remaining terms of the original twenty-four month vesting period of the options. In connection with the acquisition of Atmosphere we issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as deferred compensation of $17.3 million in August 2000. Adjustments were recorded, due to option cancellations upon termination of employment, which reduced that amount to approximately $13.1 million. This deferred compensation is being amortized to research and development expense over the remaining term of the original forty-eight month vesting period of the options. The Atmosphere-related deferred compensation amortization expense totaled $1.1 million in the second quarter of fiscal 2002 and $1.4 million in the second quarter of fiscal 2001. Amortization of this deferred compensation totaled $2.3 million in the first six months of fiscal 2002 and $1.4 million in the first six months of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

    Operating activities generated $3.2 million in cash from operations in the first six months of fiscal 2002. The cash generated, after reducing the net loss in the period for the impact of non-cash expenses, was primarily due to collections of accounts receivable and to a lesser extent due to an increase in accounts payable, partially offset by an increase in income taxes receivable and other current assets. In the first six months of fiscal 2001 we generated $20.5 million in cash from operations, primarily due to operating profits and an increase in income taxes payable, partially offset by an increase in accounts receivable.

    Investing activities used $6.2 million in the first six months of fiscal 2002, primarily due to purchases of property and equipment and approximately $884,000 of tangible assets and intellectual property purchased from Ilotron Limited in June, 2001. In the first six months of fiscal 2001, we used $1.9 million in cash for investing activities, mostly from purchases of property and equipment, partially offset by the Atmosphere acquisition, which was a net source of cash from investing activities of approximately $645,000.

    Financing activities generated $881,000 in the first six months of fiscal 2002, primarily due to funding related to semiannual employee stock plan purchases. In the first six months of fiscal 2001, we used $1.8 million in cash from financing activities, due mostly to the retirement of $4.4 million in short term notes and capital lease obligations acquired in the Atmosphere purchase, partially offset by proceeds of $2.5 million from issuances of stock under our stock option plans and funding related to semiannual employee stock plan purchases.

    As of October 31, 2001, we had cash and cash equivalents of $108.0 million as compared to $110.1 million at April 30, 2001.

    We have no material commitments other than obligations under operating leases, particularly our facility leases. We currently occupy approximately 61,000 square feet in the two buildings that form our Mountain View headquarters. This facility lease expires in June 2006. We lease a research and development facility in the United Kingdom of approximately 6,000 square feet with a lease term which expires in 2011, with an option to terminate in 2006 with a penalty. We also lease a research and development facility in Melbourne, Australia, of approximately 6,300 square feet with a lease term which expires in April 2005. We believe that the space under the combined leases is adequate to meet our needs for at least the next twelve months.

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

    Based on our assessment to date, we do not expect the conversion to the euro to have a material impact on our internal systems or our product sales. To date, we have experienced limited sales activities in the European economies, substantially all of which have been in U.S. dollars.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

    Our revenue historically has come from a small number of customers. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business. Our five largest customers accounted for over 55%, 70%, and 75%, of our revenue in the first six months of fiscal 2002, in fiscal 2001, and in fiscal 2000, respectively. Qwest accounted for over 14%, 47%, and 57%, of our revenue in the first six months of fiscal 2002, in fiscal 2001, and in fiscal 2000, respectively. As an example of this risk, in the third quarter of fiscal 2001, delays in scheduled shipments of new OC-3 echo cancellation products to Qwest resulted in Qwest revenues declining to 12% of total revenue in that fiscal quarter versus their purchase history that was over 40% of our total revenue in fiscal years 2001, 2000, and 1999.

    Additionally, due to recent economic conditions, many operators in the telecommunications industry have experienced financial difficulties, dramatically reducing their capital expenditures and, in some cases, resulting in their filing for bankruptcy or becoming acquired by other operators. We expect this trend to continue, which may result in our dependence on an even smaller customer base.

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

  •
  the timing of personnel hiring.

    If we incur such additional expenses in a quarter in which we do not experience increased revenue, our profitability would be adversely affected and we may even incur losses for that quarter, as we experienced in the second half of fiscal 2001 and the first half of fiscal 2002.

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE OUR NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE.

    We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce our new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. Our ability to maintain and increase revenue in the future will depend primarily on:

  •
  continued market acceptance of our Broadband and OC-3 Echo Cancellation Systems and of our Quasar optical subsystems;

  •
  our successful introduction and sale of our STM-1 Echo Cancellation System and another next generation echo cancellation system;

  •
  our successful introduction and sale of our new optical amplifiers; and

  •
  our successful introduction and sale of Titanium, our new optical system product.

    However, we may not be able to successfully produce or market our new products in commercial quantities, complete product development when anticipated, or increase sales. These risks are of particular concern when a new generation product is introduced. As a result, our product introduction dates may be delayed. In fiscal 2001, sales of our fourth generation echo cancellers and our broadband system generated the majority of our revenue growth. Production shipments of our fifth generation echo cancellation system, the OC-3, began in the fourth quarter of fiscal 2001, and we believe we will generate substantial revenues from this product in the second half of fiscal 2002. We expect production shipments of the international version of the product, the STM-1, to occur in the second half of fiscal 2002.

    Shipments of our optical amplifiers, which began in the third quarter of calendar 1996, account for substantially all of our revenue for optical communications products to date. In fiscal 2001, we introduced and shipped Quasar and Orion products, our latest generation of optical amplifier subsystems products.

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

    We plan to ship our new optical system product, Titanium, in the fourth quarter of fiscal 2002, but we may not receive any revenues from this product in fiscal 2002. Delays may occur due to unforeseen technical or design difficulties in the development process, inability to obtain components on a timely basis, and other reasons outside of our control. Delays in shipping Titanium would adversely affect revenues in fiscal 2003.

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

    To date, the vast majority of our revenue has been derived from sales of our echo cancellation products. If we are not able to develop substantial revenue from sales of our optical communications products, our ability to grow our business may be substantially impaired. We derived approximately 68%, 86%, and 92% of our revenue from the sale of our echo cancellation products in the first six months of fiscal 2002, in fiscal 2001, and in fiscal 2000, respectively. We expect that a majority of our revenue will continue to come from sales of our echo cancellation products for the remainder of fiscal 2002.

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

    Most of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we do. Such competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we will. Additionally, recent trends in the consolidation of operators in the telecommunications industry may result in business combinations with improved product development, increased financial strength or a broader base of customers, which may create stronger competitors for Ditech.

    Such vigorous competition could result in product price reductions, reduced profit margins and loss of market share, each of which could have a material adverse effect on our business and financial condition.

IF WE DO NOT RETAIN KEY PERSONNEL FROM ACQUISITIONS, WE MAY NOT BE ABLE TO REALIZE THE BENEFITS WE EXPECT FROM OUR ACQUISITIONS.

    During the last two years, we completed the acquisitions of Telinnovation and Atmosphere. We believe the Telinnovation acquisition provides us with expanded opportunities in the newly developing voice over the Internet and packet-based markets where echo cancellation will be an important issue. We believe the Atmosphere acquisition provides us with expanded opportunities in the rapidly growing optical communications market. However, our ability to successfully execute in these new markets is greatly dependent on our ability to retain the key personnel from Telinnovation and Atmosphere. Although we believe that we have provided significant incentives directly linked to continued employment, there is no guarantee that these key employees will remain in our employment until after we have successfully penetrated these markets.

IF WE DO NOT REDUCE MANUFACTURING COSTS OF OUR PRODUCTS TO RESPOND TO ANTICIPATED DECREASING AVERAGE SELLING PRICES, OUR ABILITY TO GENERATE PROFITS COULD BE ADVERSELY AFFECTED.

    In order to respond to increasing competition and our anticipation that average selling prices will decrease, we are attempting to reduce manufacturing costs of our new and existing products. If we are unable to reduce manufacturing costs and average selling prices decrease, our operating results will be adversely affected. We may not be able to successfully reduce the cost of manufacturing our products due to a number of factors, including:

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

    WE HAVE NO COMMERCIAL MANUFACTURING EXPERIENCE WITH OUR NEW OPTICAL PRODUCTS.  To date we have manufactured our newer optical communications products in our facilities but not in commercial quantities. We will need to outsource the manufacturing of these products once we begin to commercially manufacture them. We may experience delays and other problems during the transition to outsourcing the manufacture of these products.

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

    Ditech has experienced recently, as have other companies in our sector, an unexpected slowdown in infrastructure spending by its customers. This recent trend of lower capital spending in the telecommunications industry contributed to the decline in our revenues, beginning in the second half of fiscal 2001 and continuing to the present. If this trend continues, it will continue to have a negative effect on our operating results. Our success will depend in large part on continued development and expansion of voice and data communications networks. Development of communications networks is driven in part by the growth of competitive service providers that emerged as a result of the Telecommunications Act of 1996 and privatization of the telecommunications industry on a global scale. We are subject to risks of growth constraints due to our current and planned dependence on emerging competitive and privatized overseas service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, changes in regulation and consolidation.

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

WE ARE INVESTING IN GROWING OUR BUSINESS, WHICH MAY STRAIN OUR MANAGEMENT PERSONNEL AND REDUCE OUR ABILITY TO FOCUS ON FUTURE BUSINESS OPPORTUNITIES.

    We anticipate expanding our business capacity to address the potential growth in our customer base and market opportunities, in particular in the optical systems market. Expansion of our business may strain our management personnel, operations and resources. Growth in our customer base may require us to improve our predictions of what customers are likely to need and when they will need it, which may also place further strain on our sales and marketing personnel. In response to recent downturns in the telecommunications industry, we announced a hiring freeze, so any near-term plans to capitalize on potential growth will need to be fulfilled by our existing personnel. We may also experience problems in integrating new personnel into our corporate culture and the effects of tighter spending.

WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS.

    Historically, we have sold mostly to customers in North America. We are currently implementing plans to expand our international presence, which will require additional hiring of personnel for the overseas market and other expenditures. Our planned expansion overseas may not be successful. As we expand our sales focus further into international markets, we will face additional and complex issues that we may not have faced before, such as addressing currency fluctuations, taxation, political and social risks, manufacturing overseas and import/export controls and other regulations, which will put additional strain on our management personnel. In the past, substantially all of our international sales have been denominated in U.S. dollars; however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies. The number of installations we will be responsible for is likely to increase as a result of our continued international expansion. In the past, we have experienced difficulties installing one of our echo cancellation products overseas. In addition, we may not be able to establish more relationships with original equipment manufacturers. If we do not, our ability to increase sales could be materially impaired.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments and our investment portfolio only includes highly liquid instruments. As a result of the short-term duration of the financial instruments in our investment portfolio, we do not believe that our financial instruments are materially sensitive to changes in interest rates. Our cash and cash equivalents as of October 31, 2001 of $108.0 million all have maturities of 35 days or less and bear an average interest rate of 2.8%. The estimated fair value of our cash and cash equivalents approximates the principal amounts of the underlying securities based on the short maturities of these financial instruments.

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

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On September 21, 2001, the 2001 annual meeting of stockholders was held at our corporate offices in Mountain View, California. During this meeting the following matters were voted upon:

Matter	For	Against	Withheld
Election of two directors to serve until the 2004 annual meeting of stockholders:
William A. Hasler	24,273,391	—	1,144,521
Timothy K. Montgomery	21,993,841	—	3,424,071
(Gregory M. Avis and George J. Turner continue in office as directors until the 2002 annual meeting of stockholders. Peter Y. Chung, Kenneth E. Jones, and Andrei M. Manoliu continue in office as directors until the 2003 annual meeting of stockholders.)
	For	Against	Abstain	Broker Non-Votes
Amendment to the 1999 Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the plan from 416,666 to 816,666	23,821,342	1,548,452	48,118	—
Ratification of selection of PricewaterhouseCoopers, LLP as independent auditors for the fiscal year ending April 30, 2002	26,574,589	12,513	91,176	—

ITEM 5. OTHER INFORMATION

    Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

3.1(1)	Restated Certificate of Incorporation of Ditech
3.2(2)	Bylaws of Ditech
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(4)	Specimen Stock Certificate
4.3(3)	Rights Agreement, dated as of March 26, 2001 among Ditech and Wells Fargo Bank Minnesota, N.A.
4.4(3)	Form of Rights Certificate
4.5(4)	Amended and Restated Registration Agreement, dated March 19, 1999, between Ditech and certain investors
10.1	Secured Promissory Note, dated October 11, 2001 between Ditech and Robert DeVincenzi

(1)
Incorporated by reference from the exhibit with corresponding number from Ditech's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed December 13, 2000.

(2)
Incorporated by reference from the exhibit with corresponding number from Ditech's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed March 14, 2001.

(3)
Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed March 30, 2001.

(4)
Incorporated by reference from the exhibits with corresponding title from Ditech's Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(b)
Reports on Form 8-K

  Ditech filed no reports on Form 8-K during the quarter ended October 31, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Communications Corporation
Date:	December 11, 2001	By:	/s/ William J. Tamblyn William J. Tamblyn Vice President Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

INDEX TO EXHIBITS

  (a)
  Exhibits

Exhibit	Description of document
3.1(1)	Restated Certificate of Incorporation of Ditech
3.2(2)	Bylaws of Ditech
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(4)	Specimen Stock Certificate
4.3(3)	Rights Agreement, dated as of March 26, 2001 among Ditech and Wells Fargo Bank Minnesota, N.A.
4.4(3)	Form of Rights Certificate
4.5(4)	Amended and Restated Registration Agreement, dated March 19, 1999, between Ditech and certain investors
10.1	Secured Promissory Note, dated October 11, 2001 between Ditech and Robert DeVincenzi

(1)
Incorporated by reference from the exhibit with corresponding number from Ditech's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed December 13, 2000.

(2)
Incorporated by reference from the exhibit with corresponding number from Ditech's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed March 14, 2001.

(3)
Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed March 30, 2001.

(4)
Incorporated by reference from the exhibits with corresponding descriptions from Ditech's Registration Statement (No. 333-75063), declared effective on June 9, 1999.

QuickLinks

DITECH COMMUNICATIONS CORPORATION TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  ITEM I. Financial Statements
Condensed Consolidated Statements of Operations
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE