Form 10-Q
period 2002-01-31
DITECH COMMUNICATIONS CORP
filed 2002-03-18
CIK 1080667

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES ☒ NO ☐

        As of February 28, 2002, there were 30,097,598 shares of the Registrant's common stock outstanding.

DITECH COMMUNICATIONS CORPORATION

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

ITEM I.    Financial Statements

Ditech Communications Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
Revenue	$8,448	$13,341	$31,714	$101,971
Cost of goods sold	7,826	5,189	18,928	31,776

Gross profit	622	8,152	12,786	70,195

Operating expenses
Sales and marketing	4,221	3,405	13,312	9,192
Research and development	14,062	8,747	39,747	23,485
General and administrative	1,553	1,816	4,757	4,939
Amortization of goodwill and other intangible assets	6,154	5,936	18,757	14,107

Total operating expenses	25,990	19,904	76,573	51,723

Income (loss) from operations	(25,368)	(11,752)	(63,787)	18,472

Other income (expense)
Interest income	560	1,328	2,665	3,793
Interest and other expense	(30)	(1)	(31)	(83)

Other income, net	530	1,327	2,634	3,710

Income (loss) before provision for (benefit from) income taxes	(24,838)	(10,425)	(61,153)	22,182
Provision for (benefit from) income taxes	(6,703)	(2,504)	(16,508)	12,912

Net income (loss)	$(18,135)	$(7,921)	$(44,645)	$9,270

Net income (loss) per share:
Basic	$(0.62)	$(0.28)	$(1.53)	$0.33

Diluted	$(0.62)	$(0.28)	$(1.53)	$0.31

Number of shares used in per share calculations:
Basic	29,416	28,723	29,237	28,299

Diluted	29,416	28,723	29,237	29,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	January 31, 2002	April 30, 2001
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$95,216	$110,132
Accounts receivable, net	2,853	17,108
Inventories	14,846	15,523
Other current assets	1,728	2,965
Income taxes receivable	9,374	854
Deferred income taxes	4,080	998

Total current assets	128,097	147,580
Property and equipment, net	12,057	7,974
Purchased technology, net	15,548	19,435
Goodwill, net	46,994	61,565
Deferred income taxes	24,738	21,426
Other assets	4,674	4,039

Total assets	$232,108	$262,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,924	$3,837
Accrued expenses	7,901	7,104
Deferred revenue	2,266	245
Income taxes payable	74	82
Capital lease obligations	2	22

Total current liabilities	14,167	11,290

Common stock	30	30
Additional paid-in capital	270,850	270,683
Retained earnings (accumulated deficit)	(38,186)	6,459
Deferred stock compensation	(14,753)	(26,443)

Total stockholders' equity	217,941	250,729

Total liabilities and stockholders' equity	$232,108	$262,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended January 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(44,645)	$9,270
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,695	2,264
Increase (decrease) in provision for doubtful accounts	52	200
Gain on disposal of property and equipment	(5)	(6)
Tax benefit from employee stock transactions	839	5,786
Deferred income taxes	(6,394)	(4,714)
Amortization of deferred stock compensation	9,364	8,710
Amortization of goodwill and other intangible assets	18,756	14,107
Changes in assets and liabilities:
Accounts receivable	14,203	11,637
Inventories	677	(9,882)
Other current assets	1,237	(463)
Income taxes	(8,528)	4,520
Accounts payable	90	(893)
Accrued expenses	797	(1,137)
Deferred revenue	2,021	(1,836)

Net cash provided by (used in) operating activities	(7,841)	37,563

Cash flows from investing activities:
Purchase of property and equipment	(7,051)	(3,363)
Additions to other assets	(1,657)	(471)
Net cash received in purchase acquisition	—	564

Net cash used in investing activities	(8,708)	(3,270)

Cash flows from financing activities:
Repurchase of common stock	—	(11)
Principal payments on note payable	—	(2,118)
Principal payments on capital lease obligations	(20)	(2,267)
Proceeds from issuances under employee stock plan	1,653	3,073

Net cash provided by (used in) financing activities	1,633	(1,323)

Net increase (decrease) in cash and cash equivalents	(14,916)	32,970
Cash and cash equivalents, beginning of period	110,132	88,616

Cash and cash equivalents, end of period	$95,216	$121,586

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

2. Summary of Significant Accounting Policies

Basis of Presentation

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of January 31, 2002, and for the three and nine month periods ended January 31, 2002 and 2001, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended January 31, 2002 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2001, included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 26, 2001, file number 000-26209.

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

Comprehensive Income (Loss)

        There was no material difference between the Company's net income (loss) and its total comprehensive income (loss) for the three and nine month periods ended January 31, 2002 and 2001.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," effective for fiscal years after December 15, 2001. SFAS 142 supersedes Accounting Principles Board Opinion No. 17 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will cease. Instead, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company is required to adopt SFAS 142 on May 1, 2002 (fiscal 2003). The

Company has not yet determined what the impact of SFAS 142 will be on the Company's consolidated financial statements, however the impact is expected to be material. Net goodwill and other intangible assets as of January 31, 2002 totaled approximately $62 million, and amortization expense on those assets totaled approximately $6.2 million in the third quarter of fiscal 2002 and $18.8 million in the first nine months of fiscal 2002.

        In August 2001, the FASB issued FASB Statement No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for periods beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. This Statement retains many of the fundamental provisions of SFAS 121 and expands the scope of discontinued operations to include more disposal transactions. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

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

        In August 2000, the Company granted to the employees assumed in the Atmosphere acquisition non-qualified stock options vesting over a four-year period, for approximately 750,000 shares of Ditech common stock at a price representing a 50% discount from market on the date of grant. As a result, the Company recorded deferred stock compensation of approximately $17.3 million in August 2000, which has been reduced to $12.8 million due to option cancellations upon termination of employment. The deferred stock compensation is being amortized to expense ratably over the options' four-year vesting period. The cost allocated to intangible assets for the acquired workforce and goodwill is being amortized to expense over their estimated useful lives of four years. Amortization expense for deferred stock compensation and intangible assets associated with the Atmosphere acquisition was approximately $16.6 million in the first nine months of fiscal 2002 and $11.2 million in the first nine months of fiscal 2001.

        The following unaudited pro forma financial information reflects the results of operations for the three and nine months ended January 31, 2002 and 2001 as if the Atmosphere acquisition had occurred on May 1, 2000. The pro forma results of operations for the three and nine months ended January 31, 2002 and 2001 include the results of operations of Atmosphere Networks, including amortization of goodwill, other intangibles, and deferred stock compensation for the periods presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on May 1, 2000, and may not be indicative of future operating results (in thousands, except per share amounts).

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Pro forma financial information:
Revenue	$8,448	$13,341	$31,714	$103,517
Income (loss) from operations	$(25,368)	$(11,752)	$(63,787)	$8,929
Net income (loss)	$(18,135)	$(7,921)	$(44,645)	$1,948
Net income (loss) per share:
Basic	$(0.62)	$(0.28)	$(1.53)	$0.07
Diluted	$(0.62)	$(0.28)	$(1.53)	$0.06
Weighted average shares:
Basic	29,416	28,723	29,237	28,692
Diluted	29,416	28,723	29,237	30,255

4. Provision for Inventory

        In the quarter ended January 31, 2002, the Company recorded a provision for inventory, including purchase commitments, totaling $3.5 million related to additional excess inventory for one of its echo cancellation products. This additional excess inventory provision was due to a sudden and significant decline in forecasted revenue from the Company's primary customer for the product during the quarter and was calculated in accordance with the Company's policy.

5. Balance Sheet Accounts

        Inventories comprised (in thousands, unaudited):

	January 31, 2002	April 30, 2001
Raw materials	$6,876	$7,345
Work in progress	806	668
Finished goods	7,164	7,510

Total	$14,846	$15,523

        Accrued Expenses comprised (in thousands, unaudited):

	January 31, 2002	April 30, 2001
Accrued employee compensation	$4,667	$4,435
Accrued warranty	1,128	1,109
Other accrued expenses	2,106	1,560

Total	$7,901	$7,104

6. Reportable Segments and Geographic Information

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

        Segment information (in thousands, unaudited):

	Echo Cancellation Products	Optical Communications Products	Total
Three months ended January 31, 2002
Segment revenue	$4,693	$3,755	$8,448
Segment gross profit	$(500)	$1,122	$622
Three months ended January 31, 2001
Segment revenue	$10,045	$3,296	$13,341
Segment gross profit	$6,142	$2,010	$8,152
Nine months ended January 31, 2002
Segment revenue	$20,587	$11,127	$31,714
Segment gross profit	$8,757	$4,029	$12,786
Nine months ended January 31, 2001
Segment revenue	$89,323	$12,648	$101,971
Segment gross profit	$63,245	$6,950	$70,195

The echo segment gross profit for the three and nine months ended January 31, 2002 includes a charge for excess inventory of $3.5 million.

        Geographic revenue information (in thousands, unaudited):

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
USA	$7,640	$10,924	$24,997	$84,786
China	536	1,721	2,643	8,091
Latin America	109	337	1,638	4,889
Rest of World	163	359	2,436	4,205

Total	$8,448	$13,341	$31,714	$101,971

Sales for the nine months ended January 31, 2002 included three customers that represented greater than 10% of total revenue for the period (21%, 18% and 11%). Sales for the nine months ended January 31, 2001 included one customer that represented greater than 10% of total revenue for the period (48%).

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

Overview

        Ditech designs, develops and markets equipment used in building and expanding telecommunications networks. Our products fall into two categories, echo cancellation equipment and equipment that enables and facilitates communications over fiber optic networks. To date, the majority of our revenue has been derived from sales of our echo cancellation products. We began sales of our fifth generation echo cancellation products in the fourth quarter of fiscal 2001. We began sales of our first optical communications product in September 1996.

        In November 1998, we acquired the echo cancellation technology that we previously licensed from Telinnovation. We acquired this technology for a total purchase price consisting of shares of our common stock, valued at $740,000, and cash of $2.96 million. The purchased technology is being amortized over a period of five years.

        On February 1, 2000, we completed our acquisition of substantially all of the assets of Telinnovation in exchange for common stock. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $69 million was accounted for in three discrete components. The first, approximately $9 million related to purchased research and development, was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill was capitalized and is being amortized to expense over its estimated life of 5 years. This accounting treatment will change at the beginning of our next fiscal year. See Note 2 of Notes to Condensed Consolidated Financial Statements—Recent Accounting Pronouncements. The remaining $23 million relates to restricted shares, the cost of which was recorded as deferred stock compensation and is being charged to research and development as compensation expense over the three year vesting period of the shares, assuming the holders of the restricted shares remain in our employ during the vesting period.

        On July 25, 2000, we completed our acquisition of Atmosphere Networks, Inc. in exchange for shares of common stock and assumption of outstanding options with an aggregate value of $73.4 million, and $7.9 million of cash. Acquisition costs totaled approximately $680,000. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $82 million comprised approximately $15.0 million in net assets, $1.5 million associated with the value of the established workforce and $65.4 million of goodwill. The goodwill and established workforce costs were capitalized and are being amortized over their estimated lives of four years. This accounting treatment will change at the beginning of our next fiscal year. See Note 2 of Notes to Condensed Consolidated Financial Statements—Recent Accounting Pronouncements.

        To date, the majority of our revenue has been derived from sales of our echo cancellation products. We derived approximately 64.9%, 86.0%, and 91.6% of our revenue from the sale of our echo cancellation products in the first nine months of fiscal 2002, and in fiscal 2001 and 2000, respectively. We expect that a majority of our revenue will continue to come from sales of our echo cancellation products for the remainder of fiscal 2002.

        We have established a direct sales force that sells to our customers in the U.S. and internationally. We also intend to expand the use of sales agents, systems integrators, original equipment manufacturers and distributors to sell and market our products internationally.

        In addition, we have two agreements with original equipment manufacturers (OEM) for distribution of our optical communications products and are exploring the possibility of entering into others for both optical and echo products. We generally expect that margins will be higher on our newer products than on our more established products, and that margins on our new products will decline as competition becomes more intense. In addition, we expect that gross margins on products that we sell through original equipment manufacturers will generally be less than gross margins on direct sales. Gross margins in any one period may not be indicative of gross margins for future periods.

        Historically the majority of our sales have been to customers in the U.S. These customers accounted for approximately 79%, 83%, and 88% of our revenue in the first nine months of fiscal 2002, and in fiscal 2001 and 2000, respectively. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, substantially all of our international sales have been export sales and denominated in U.S. dollars.

        Our revenue historically has come from a small number of customers. Our five largest customers collectively accounted for over 61%, 70%, and 75% in the first nine months of fiscal 2002, and in fiscal 2001 and 2000, respectively. However, sales to our largest customers do not remain consistent. For example, Qwest/LCI, our largest customer for the past few years accounted for only 11% of our revenue in the first nine months of fiscal 2002, a time period in which revenues were substantially less than in recent prior periods, as compared to 47% of our revenue in fiscal 2001, and 57% in fiscal 2000.

Results of Operations

        The following table sets forth, certain items from our condensed consolidated statement of operations, as a percentage of revenue for the periods indicated:

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	92.6	38.9	59.7	31.2

Gross profit	7.4	61.1	40.3	68.8

Operating expenses
Sales and marketing	50.0	25.5	42.0	9.0
Research and development	166.5	65.6	125.3	23.0
General and administrative	18.4	13.6	15.0	4.9
Amortization of goodwill and other intangibles	72.8	44.5	59.1	13.8

Total operating expenses	307.7	149.2	241.4	50.7

Income (loss) from operations	(300.3)	(88.1)	(201.1)	18.1
Other income, net	6.3	10.0	8.3	3.7

Income (loss) before provision for (benefit from) income taxes	(294.0)	(78.1)	(192.8)	21.8
Provision for (benefit from) income taxes	(79.3)	(18.7)	(52.0)	12.7

Net income (loss)	(214.7)%	(59.4)%	(140.8)%	9.1%

Three and Nine Months Ended January 31, 2002 and 2001

        Revenue.    Revenue in the third quarter of fiscal 2002 was $8.5 million, compared to $13.3 million in the third quarter of fiscal 2001. Revenue in the first nine months of fiscal 2002 was $31.7 million, compared to $102.0 million in the first nine months of fiscal 2001. The decline in both the three and nine-month periods was due to the macroeconomic trend of a slowdown in spending within our industry, which has impacted our echo cancellation business more than our optical business starting in the third quarter of fiscal 2001 and continuing through the present. Revenue from echo cancellation products was $4.7 million in the third quarter, and $20.6 million in the first nine months of fiscal 2002, down from $10.0 million in the third quarter, and $89.3 million in the first nine months of fiscal 2001, due primarily to the slowdown in capital spending in the telecommunications industry. Revenue from optical products was $3.8 million in the third quarter, and $11.1 million in the first nine months of fiscal 2002, up from $3.3 million in the third quarter, but down from $12.6 million in the first nine months of fiscal 2001. We expect revenues in the fourth quarter of fiscal 2002 to increase modestly from the third quarter of 2002 but to continue to be impacted by the slowdown of spending within our industry.

        Cost of Goods Sold.    Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory and warranty expenses and other indirect costs. Cost of goods sold increased to $7.8 million in the third quarter of fiscal 2002 from $5.2 million in the third quarter of fiscal 2001. This increase was in large part due to a $3.5 million charge taken for excess echo cancellation materials due to a sudden and significant decline in the forecast demand from our primary customer for the OC3 echo cancellation product. Should demand from this customer or others for our OC3 product increase over that currently anticipated, it is possible that some or all of this inventory could be used. Cost of goods sold decreased to $18.9 million in the first nine months of fiscal 2002 from $31.8 million in the first nine months of fiscal 2001. The decline in the year-to-date cost of goods sold correlates to the decrease in revenues during this period but was partially offset by the charge for excess inventory, discussed above.

        Gross Profit.    Gross margins were 7.4% in the third quarter, and 40.3% in the first nine months of fiscal 2002, a decrease from 61.1% in the third quarter and 68.8% in the first nine months of fiscal 2001. The principle factors contributing to the decline in gross margins were the $3.5 million charge for excess echo inventory discussed above, and relatively fixed manufacturing overhead costs which represented a larger percentage of revenue as revenue declined. In addition, the change in revenue mix between echo cancellation and optical products contributed to the decrease, as optical products have lower gross margins because they are sold generally to OEMs. Gross margins for echo cancellation products were (10.7)% in the third quarter, and 42.5% in the first nine months of fiscal 2002, a decrease from 61.1% in the third quarter, and 70.8% in the first nine months of fiscal 2001, due primarily to the charge for excess inventory, fixed costs being spread over a smaller revenue base in fiscal 2002 and a decrease in the average selling price of our more mature echo cancellation products. Gross margins for optical communications products decreased to 29.9% in the third quarter and 36.2% in the first nine months of fiscal 2002 from approximately 61.0% in the third quarter of the fiscal 2001 and 55.0% in the first nine months of fiscal 2001, related primarily to higher fixed costs and the revenue mix of optical products being more heavily weighted to lower margin OEM products.

        Operating Expenses.    Operating expenses for the three and nine month periods ended January 31, 2002 were up in the aggregate mostly due to increases in personnel and related expenses in all functional areas over the same periods in fiscal 2001. However, at the end of the second quarter of fiscal 2002 we announced a hiring freeze which slowed the rate of growth from prior quarters. In addition, at the end of the third quarter we reduced our workforce by approximately 10%, which resulted in a charge of approximately $600,000 which has been included in cost of goods sold and operating expenses based on the capacities in which the terminated employees worked.

        Sales and Marketing.    Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Sales and marketing expenses increased to $4.2 million in the third quarter of fiscal 2002 from $3.4 million in the same quarter of fiscal 2001. Sales and marketing expenses increased to $13.3 million in the first nine months of fiscal 2002 from $9.2 million in the same period of fiscal 2001. The primary causes for the increases were increases in personnel and related costs, including travel, to support expansion of our customer service and sales functions and marketing efforts for our products both domestically and internationally, including the formation of new direct and OEM channel partnerships. Partially offsetting those increases were lower sales commissions due to the lower revenue base in the first nine months of fiscal 2002. We plan to hold to current levels of sales and marketing expenses while making efforts to launch new products and broaden distribution of our products both domestically and internationally.

        Research and Development.    Research and development expenses primarily consist of personnel costs, contract consultants, equipment and supplies used in the development of echo cancellation and optical communications products, as well as amortization of deferred stock compensation associated with the Telinnovation and Atmosphere acquisitions. Research and development expense increased to $14.1 million in the third quarter of fiscal 2002 from $8.7 million in the same quarter of fiscal 2001. Research and development expense increased to $39.7 million in the first nine months of fiscal 2002 from $23.5 million in the same period of fiscal 2001. The increase is related to increased personnel and related costs, as well as increased materials and consulting costs, associated with new product research and development efforts in both our echo cancellation product line and the Titanium optical transport system products in our optical communications product line, with the vast majority of the spending increase being related to our Titanium product. We have engaged in significant hiring over the last year as the number of research and development employees increased to 135 at January 31, 2002, as compared to 78 employees one year earlier. Most of the employment growth has been in the area of optical engineers, with significant hiring occurring in June 2001 when we hired approximately 28 optical engineers in the United Kingdom. Research and development expenses included $3.0 million in the third quarter and $9.1 million in the first nine months of fiscal 2002, compared to $3.2 million in the third quarter and $8.5 million in the first nine months of fiscal 2001, for amortization of deferred stock compensation associated with our acquisitions of Telinnovation and Atmosphere. We expect research and development expense levels in the fourth quarter of fiscal 2002 to approximate those of the third quarter of fiscal 2002 as we plan to continue to enhance current echo cancellation and optical products, complete system integration testing and start beta testing on the switch portion of our Titanium optical system product, and continue development of the ultra long reach transmission portion of Titanium.

        General and Administrative.    General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. General and administrative expenses totaled $1.6 million in the third quarter and $4.8 million in the first nine months of fiscal 2002, as compared to $1.8 million in the third quarter and $4.9 million in the first nine months of fiscal 2001. The primary reason for the decrease is reduced compensation related expense, due to forced time off around the Thanksgiving and Christmas holidays, reduced bonuses due to corporate performance, and reduced recruiting costs due to the hiring freeze put in place in the second quarter of fiscal 2002. We expect future general and administrative expense levels to be approximately the same as, or nominally lower than, the expense levels in the third quarter of fiscal 2002.

        Amortization of Goodwill and Other Intangible Assets.    Amortization expense consists of amortization of acquisition-related intangible assets, including goodwill, purchased technology and an established workforce. Amortization expense increased to $6.2 million in the third quarter of fiscal 2002 from $5.9 million in the same quarter of fiscal 2001. Amortization expense increased to $18.8 million in the first nine months of fiscal 2002 from $14.1 million in the same period of fiscal 2001. The increase in the nine month periods is primarily due to the acquisition of Atmosphere on July 25, 2000, resulting in only six days of amortization expense in the first quarter of fiscal 2001. Amortization for the first nine months of fiscal 2002 included $5.6 million associated with the acquisition of Telinnovation and $13.2 million associated with the acquisition of Atmosphere. Goodwill and other intangible assets are being amortized to expense over their estimated useful lives of up to five years. The basis for the purchase price allocation and the expected amortization periods are detailed in Note 3 to the Condensed Consolidated Financial Statements. See Note 2 for changes to the accounting treatment for goodwill and other intangible assets prescribed by SFAS 142, which we will adopt effective May 1, 2002.

        Other Income (Expense).    Other income (expense) consists of interest income on our invested cash and cash equivalent balances, offset by a nominal amount of interest expense attributable to our capital leases. Other income decreased to $530,000 in the third quarter of fiscal 2002 from $1.3 million in the same period of the prior fiscal year. Other income decreased to $2.7 million in the first nine months of fiscal 2002 from $3.7 million in the same period of the prior fiscal year. The decrease was primarily attributable to lower interest rates reducing our earnings on invested balances as well as a decline in our average invested balance due to cash used in operations and purchases of equipment.

        Income Taxes.    Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the third quarter of fiscal 2002 was a benefit of 27.0% due to the loss we incurred, and was a benefit of 24.0% in the same quarter of fiscal 2001. The low effective tax benefit rate is due to certain non-deductible costs associated with our acquisitions, including purchased technology and the amortization of goodwill and other acquisition-related intangible assets. Excluding the impact of these non-deductible costs, the effective tax benefit rate was approximately 40%. We expect that our ongoing effective tax provision (benefit) rate excluding the impact of these non-deductible expenses should remain at approximately 40%.

Stock-Based Compensation

        We recorded deferred compensation of $1.3 million as of April 30, 1999, as a result of stock options granted in fiscal 1999. We are amortizing the deferred compensation to general and administrative expense over the corresponding vesting period of the stock options. We amortized approximately $78,000 and $235,000 of deferred compensation in the third quarter and first nine months, respectively, of fiscal 2002, and approximately $78,000 and $243,000 in the third quarter and first nine months, respectively, of fiscal 2001.

        Associated with the acquisition of Telinnovation on February 1, 2000, we recorded $23 million of deferred compensation related to restricted shares granted to former Telinnovation employees. These restricted shares are tied to the employees' continuing employment with Ditech. The deferred compensation is being amortized as research and development expense over the three-year vesting period of the restricted shares. We amortized approximately $1.9 million in the third quarter of fiscal 2002 and $5.7 million in the first nine months of fiscal 2002, and the same amounts in the comparable periods of fiscal 2001.

        Associated with the acquisition of Atmosphere on July 25, 2000, we recorded $2.4 million of deferred compensation related to unvested options assumed in the acquisition. Adjustments were recorded, due to option cancellations upon termination of employment, which reduced that amount to approximately $1.6 million. This deferred compensation is being amortized to research and development expense over the remaining terms of the original twenty-four month vesting period of the options. In connection with the acquisition of Atmosphere we issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as deferred compensation of $17.3 million in August 2000. Adjustments were recorded, due to option cancellations upon termination of employment, which reduced that amount to approximately $12.8 million. This deferred compensation is being amortized to research and development expense over the remaining term of the original forty-eight month vesting period of the options. The Atmosphere-related deferred compensation amortization expense totaled $1.0 million in the third quarter of fiscal 2002 and $1.3 million in the same quarter of fiscal 2001. Amortization of this deferred compensation totaled $3.3 million in the first nine months of fiscal 2002 and $2.7 million in the same period of fiscal 2001.

Liquidity and Capital Resources

        Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

        Operating activities used $7.8 million in cash in the first nine months of fiscal 2002. The use of cash was primarily due to our net loss, after reducing the net loss in the period for the impact of non-cash expenses of $26.3 million, together with an increase in income taxes receivable of $8.5 million. These uses of cash were partially offset by collections of accounts receivable and to a lesser extent due to an increase in accounts payable and accrued expenses. In the first nine months of fiscal 2001 we generated $37.6 million in cash from operations, primarily due to operating profits and collections of accounts receivable, partially offset by an increase in inventory and reductions in accounts payable, accrued expenses and deferred revenue.

        Investing activities used $8.7 million in the first nine months of fiscal 2002, primarily due to purchases of property and equipment and approximately $884,000 of tangible assets and intellectual property purchased from Ilotron Limited in June, 2001. In the first nine months of fiscal 2001, we used $3.3 million in cash for investing activities, mostly for purchases of property and equipment, partially offset by the Atmosphere acquisition, which was a net source of cash from investing activities of approximately $564,000.

        Financing activities generated $1.7 million in the first nine months of fiscal 2002, primarily due to funding related to semiannual employee stock plan purchases. In the first nine months of fiscal 2001, we used $1.3 million in cash from financing activities, due mostly to the retirement of $4.4 million in short term notes and capital lease obligations acquired in the Atmosphere purchase, partially offset by proceeds of $3.1 million from issuance of stock under our stock option plans and funding related to semiannual employee stock plan purchases.

        As of January 31, 2002, we had cash and cash equivalents of $95.2 million as compared to $110.1 million at April 30, 2001.

        We have no material commitments other than obligations under operating leases, particularly our facility leases. Our purchase commitments for materials generally are not fixed beyond a 90 day forecasted demand. We currently occupy approximately 61,000 square feet in the two buildings that form our Mountain View headquarters. This facility lease expires in June 2006. We lease a research and development facility in the United Kingdom of approximately 6,000 square feet with a lease term which expires in 2011, with an option to terminate in 2006 with a penalty. We also lease a research and development facility in Melbourne, Australia, of approximately 6,300 square feet with a lease term which expires in April 2005. We believe that the space under the combined leases is adequate to meet our needs for at least the next twelve months. The annual rental payment for these lease commitments is approximately $2 million per year for each of the next four fiscal years.

        We believe that we will be able to satisfy our cash requirements for at least the next twelve months from our existing cash, receipt of income tax refunds and cash flow from operations.

Critical Accounting Policies and Estimates

        The preparation of our financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We evaluate these estimates on an ongoing basis, including those related to our allowance for bad debts, provisions for inventories, warranties, valuation and impairment of goodwill and other acquisition related intangible assets and recovery of deferred income tax receivable. Estimates are based on our historical experience and other assumptions that we consider reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual future results may differ from these estimates in the event that facts and circumstances vary from our expectations. To the extent there are material differences between our ongoing estimates and the ultimate actual results, our future results of operations will be affected. We believe that the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition.    We generally recognize product revenue: when persuasive evidence of a definitive agreement exists; upon shipment to the customer, assuming title and all risks and rewards of ownership have passed to the customer; upon fulfillment of acceptance terms, if any; when no significant contractual obligations remain outstanding; the fee is fixed or determinable; and collection is reasonably assured. If any of these conditions is not satisfactorily met, revenue from that transaction is deferred until all conditions are met.

        We offer a warranty, ranging from one year to five years, on all of our products. The warranty generally provides that we will repair or replace any defective product within one year to five years from the invoice date. We accrue for warranty costs at the time we recognize product revenue, based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in a decrease in gross profits.

        Allowance for Bad Debts.    We maintain allowances for bad debts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of one or more of our customers were to deteriorate suddenly, resulting in an impairment of their ability to make payments, additional allowances may be required.

        Provision for Inventory Valuation.    We provide valuation allowances for excess and obsolete inventory based on our ongoing assessment of inventory levels as compared to our estimates of future market demand and market conditions. To the extent that a severe, unexpected decline in forecasted demand occurs, significant charges for excess inventory could occur, such as the $3.5 million charge recorded in the third quarter of fiscal 2002.

        Valuation and Impairment of Goodwill and Other Acquisition Related Intangible Assets.    The purchase combinations carried out by us require management to estimate the fair value of the assets acquired and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, use of assets acquired and assumptions as to ultimate resolution of obligations assumed for which no future benefit will be received. For example, with the Atmosphere acquisition, we identified vacated or redundant facilities that we eliminated. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimates would be required. If a change in estimate were to occur beyond one year from the date of the acquisition, the change would be recorded in our statement of operations rather than as an adjustment to goodwill.

        We assess the impairment of goodwill and other identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

  •
  Significant under performance relative to expected historical or projected future operating results;

  •
  Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

  •
  Significant negative industry or economic trends.

        When we determine that the carrying amount of goodwill and other identifiable intangibles may not be recoverable, based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In June 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," effective for fiscal years after December 15, 2001. SFAS 142 supersedes Accounting Principles Board Opinion No. 17 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will cease. Instead, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

        Deferred Income Tax Receivable.    We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as valuation allowances for bad debts and inventory, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At January 31, 2002, we had no valuation allowance established against our deferred tax assets. To the extent we establish a valuation allowance or increase this allowance in a period, we must include and expense the allowance in our tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and the liabilities and any valuation allowance recorded against our net deferred tax assets.

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

We Depend on a Limited Number of Customers For Our Products, the Loss of Any One of Which Could Cause Our Revenue to Decrease.

        Our revenue historically has come from a small number of customers. Our five largest customers accounted for over 61%, 70%, and 75% of our revenue in the first nine months of fiscal 2002, and in fiscal 2001 and 2000, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business. For example, Qwest, our largest customer for the past few years, accounted for only 11% of our sales in the first nine months of fiscal 2002, a time period in which revenues were substantially less than in recent prior periods, as compared to 47% and 57% of our revenue in fiscal 2001 and 2000, respectively. As another example of this risk, in the third quarter of fiscal 2001, delays in scheduled shipments of new OC-3 echo cancellation products to Qwest resulted in Qwest revenues declining to 12% of total revenue in that fiscal quarter versus their purchase history that was over 40% of our total revenue in fiscal years 2001, 2000, and 1999.

        Additionally, due to continuing difficult economic conditions, many operators in the telecommunications industry have experienced financial difficulties, dramatically reducing their capital expenditures and, in some cases, resulting in their filing for bankruptcy or becoming acquired by other operators. We expect this trend to continue, which may result in our dependence on an even smaller customer base.

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

        In particular, sales of our echo cancellation products, which historically have accounted for the majority of our revenue, have typically come from our major customers ordering large quantities when they deploy a switching center. Consequently, we may get one or more large orders in one quarter from a customer and then no orders in the next quarter. As a result, our revenue may vary significantly from quarter to quarter.

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

  •
  the timing of personnel hiring.

        If we incur such additional expenses in a quarter in which we do not experience increased revenue, our profitability would be adversely affected and we may even incur losses for that quarter, as we experienced in the second half of fiscal 2001 and the first nine months of fiscal 2002.

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

If We Do Not Successfully Develop and Introduce Our New Products, Our Products May Become Obsolete.

        We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce our new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. Our ability to maintain and increase revenue in the future will depend primarily on:

  •
  continued market acceptance of our Broadband and OC-3 Echo Cancellation Systems and of our Quasar and Orion optical subsystems;

  •
  our successful introduction and sale of our STM-1 Echo Cancellation System and another next generation echo cancellation system;

  •
  our successful introduction and sale of our new optical amplifiers; and

  •
  our successful introduction and sale of Titanium, our new optical system product.

        However, we may not be able to successfully produce or market our new products in commercial quantities, complete product development when anticipated, or increase sales. For example, we originally expected our international version of our fifth generation echo cancellation system, the STM-1, to be available in the second quarter of calendar 2001. We now expect production shipments of the STM-1 to occur in the fourth quarter of fiscal 2002.

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

        We do not anticipate any revenue from our new Titanium optical product in fiscal 2002. At present, revenues from this product could materialize between the second and fourth quarter of our next fiscal year depending on telecom carrier spending, timing of trials and acceptance criteria which could affect revenue recognition. Delays may occur due to unforeseen technical or design difficulties in the development process, inability to obtain components on a timely basis, and other reasons outside of our control. Delays in shipping Titanium would adversely affect revenues in fiscal 2003.

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

If We Are Not Able to Develop Substantial Revenue From Sales of Our Optical Communications Products, Our Ability to Grow Our Business Will be Substantially Impaired.

        To date, the majority of our revenue has been derived from sales of our echo cancellation products. If we are not able to develop substantial revenue from sales of our optical communications products, our ability to grow our business may be substantially impaired. We derived approximately 65%, 86%, and 92% of our revenue from the sale of our echo cancellation products in the first nine months of fiscal 2002 and in fiscal 2001 and 2000, respectively. We expect that a majority of our revenue will continue to come from sales of our echo cancellation products for the remainder of fiscal 2002.

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

        In our echo cancellation business, we face competition from our two major direct competitors, Tellabs and Lucent. We also face competition from switch manufacturers who may install echo cancellation inside their voice switches. Two major voice switch manufacturers, Lucent and Nortel Networks, have announced new voice switches where echo cancellation will be incorporated within their switches. Furthermore, several next generation voice switch manufacturers, including Cisco and Sonus Networks, have announced packet-based voice switches where echo cancellation will be incorporated within their switches. Ditech currently provides echo cancellation software that can work within these voice switches, but a widespread acceptance of these new voice switches could present a competitive threat to us if the net result was the elimination of demand for our echo cancellation system products. With the down turn in spending in the telecommunications industry, service providers appear to be exploring these alternative sources of echo cancellation more thoroughly, while they wait for more robust capital spending budgets to return. If our customers decide to design these alternative sources of echo cancellation into their future network expansion, it could adversely impact the speed and duration of our echo sales recovery.

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

        WE RELY ON A LIMITED SOURCE OF MANUFACTURING.    Manufacturing of our echo cancellation products and the electronic printed circuit board assemblies for our optical networking products is currently outsourced to a small number of contract manufacturers. Until we are able to establish additional manufacturing relationships, we may not be able to successfully educe manufacturing costs. In addition, if we or these contract manufacturers terminate any of these relationships, or if we otherwise establish new relationships, we may encounter problems in the transition of manufacturing to another contract manufacturer, which could temporarily increase our manufacturing costs and cause production delays.

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

Some of the Key Components Used in Our Products Are Currently Available Only From Sole Sources, the Loss of Which Could Delay Product Shipments.

        We rely on certain vendors as the sole source of certain key components that we use in our echo cancellation and optical products. We have no guaranteed supply arrangements with these vendors. Any extended interruption in the supply of these components would affect our ability to meet scheduled deliveries of our products to customers. If we are unable to obtain a sufficient supply of these components, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships, and we could lose customers and orders.

Some of The Key Components Used In Our Products May Have Insufficient Supply to Meet the Total Market Demand and Any Unfulfilled Demand We Experience May Reduce or Delay Our Expected Product Shipments and Revenues.

        We may not be as successful as some of the larger manufacturers we compete with in securing our desired purchase quantities of scarce components. If we are unable to procure our planned quantities of material from all prospective suppliers, and if we cannot use alternative components, we could experience revenue delays or reductions and potential harm to customer relationships. An example of this risk occurred in the third quarter of fiscal 2001 when two vendors supplying us with components used in our OC-3 product did not meet our total demand, which contributed to our revenue shortfall in that quarter.

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

  •
  potentially dilutive issuance of equity securities;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments and our investment portfolio only includes highly liquid instruments. As a result of the short-term duration of the financial instruments in our investment portfolio, we do not believe that our financial instruments are materially sensitive to changes in interest rates. Our cash and cash equivalents as of January 31, 2002 of $95.2 million all have maturities of 35 days or less and bear an average interest rate of 1.9%. The estimated fair value of our cash and cash equivalents approximates the principal amounts of the underlying securities based on the short maturities of these financial instruments. To date, the vast majority of our sales have been denominated in US dollars. As only a small amount of foreign bills are paid in currencies other than the US dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits
3.1(1)	Restated Certificate of Incorporation of Ditech
3.2(2)	Bylaws of Ditech
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(4)	Specimen Stock Certificate
4.3(3)	Rights Agreement, dated as of March 26, 2001 among Ditech and Wells Fargo Bank Minnesota, N.A.
4.4(3)	Form of Rights Certificate
4.5(4)	Amended and Restated Registration Agreement, dated March 19, 1999, between Ditech and certain investors
10.3	Bonus Plan, dated December 21, 2001 between Ditech and Robert DeVincenzi

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

(b)
Reports on Form 8-K

        Ditech filed no reports on Form 8-K during the quarter ended January 31, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Communications Corporation
Date: March 15, 2002	By:	/s/ William J. Tamblyn William J. Tamblyn Vice President Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

INDEX TO EXHIBITS

  (a)
  Exhibits

Exhibit	Description of document
3.1(1)	Restated Certificate of Incorporation of Ditech
3.2(2)	Bylaws of Ditech
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(4)	Specimen Stock Certificate
4.3(3)	Rights Agreement, dated as of March 26, 2001 among Ditech and Wells Fargo Bank Minnesota, N.A.
4.4(3)	Form of Rights Certificate
4.5(4)	Amended and Restated Registration Agreement, dated March 19, 1999, between Ditech and certain investors
10.3	Bonus Plan, dated December 21, 2001 between Ditech and Robert DeVincenzi

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

QuickLinks

DITECH COMMUNICATIONS CORPORATION TABLE OF CONTENTS
Ditech Communications Corporation Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
Ditech Communications Corporation Condensed Consolidated Balance Sheets (in thousands)
Ditech Communications Corporation Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
DITECH COMMUNICATIONS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SIGNATURE
INDEX TO EXHIBITS