Form 10-K
period 2002-04-30
DITECH COMMUNICATIONS CORP
filed 2002-07-29
CIK 1080667

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $51,318,675 as of July 15, 2002, based upon the closing price on the Nasdaq National Market reported for such date. Excludes an aggregate of 11,883,092 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person is an affiliate of the registrant.

        The number of shares outstanding of the Registrant's Common Stock on July 15, 2002 was 30,343,047 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held September 20, 2002, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

DITECH COMMUNICATIONS CORPORATION
FORM 10-K

INDEX

i

Trademarks:

        The name Ditech Communications Corporation is a registered trademark of Ditech. Ditech has applied for trademarks for the following: Ditech, Altamar Networks, Titanium, and the wave design logo. This Annual Report on Form 10-K also includes trademarks of companies other than Ditech.

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

        Ditech Communications Corporation (Ditech) is a global telecommunications equipment supplier for voice and optical networks. Our voice products are echo cancellers, which effectively eliminate echo, a significant problem in existing and emerging voice networks. Ditech develops and markets optical subsystems and systems communications products through its wholly owned subsidiary, Altamar Networks, Inc. (Altamar Networks). Where we use the words "we", "our" or similar expressions, we are referring to Ditech and Altamar Networks. Our fiscal year ends on April 30.

        We market our products domestically through a direct sales force. Internationally, we market our products through a direct sales force, value-added resellers, system integrators, OEMs and distributors.

        Ditech was originally incorporated as Phone Info., Inc. in July 1983 and subsequently changed its name to Automated Call Processing Corporation, Inc. In March 1997, Automated Call Processing sold portions of its business and merged with its wholly owned subsidiary, and the surviving entity was renamed Ditech Corporation. Ditech Corporation reincorporated in Delaware in April 1999 and changed its name to Ditech Communications Corporation. Ditech develops and markets optical subsystems and systems communications products through its subsidiary, Altamar Networks, which was formed in February 2001. The mailing address for Ditech and Altamar Networks is 825 East Middlefield Road, Mountain View, California 94043. The Ditech general telephone number is 650-623-1300. The Altamar Networks general phone number is 650-864-1700.

Echo Cancellation Market

        In the current deregulated market, voice quality is a key competitive differentiator for telecommunication service providers. One of the primary challenges faced by service providers in delivering quality voice communication is the elimination of echo. Echo results from signal reflection at the "hybrid," commonly the point where two wires of the local network meet the four wires of the long distance network. The hybrid is not completely efficient in carrying the electrical energy from the four-wire network to the two-wire network and a certain amount of electrical energy or voice signal is reflected back from the hybrid towards the speaker. Echo becomes noticeable whenever the one-time delay of a rebounded voice signal exceeds 25 milliseconds. If the delay exceeds 32 milliseconds, the quality of the voice call begins to degrade and an echo is reflected back to the person speaking. When these echo problems are present, people describe the effect as their voices sounding hollow or like someone talking in a tunnel. Delays, either due to a long transmission path, as in a long distance telephone call, or due to the complex signal hand-off from one network to another, for instance digital wireless or satellite voice calls, exacerbate the effect of echo. Therefore, most long distance, digital wireless and satellite calls require echo cancellation. Delays are also introduced as intelligent processing equipment is increasingly incorporated into voice networks. Digital processing of voice signals requires time to compress and decompress and route signals through networks. As there is a greater shift towards voice-over-packet, which is a means of packaging voice signals into units of digital data for efficient transmission, these processing delays will continue to increase.

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

        To address these voice quality problems, service providers deploy echo cancellation technology that quickly analyzes all voice channels and implements counter-measures to solve a variety of voice problems present. When an echo signal is detected, the echo canceller cancels the echo. If the echo canceller is sophisticated enough, it can also detect and cancel background noise as well as raise or lower the voice signal for more comfortable listening.

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

Our Echo Cancellation Solutions

        We design, develop and market standalone and system based echo cancellation products for wireline, wireless, satellite, and voice-over-packet networks throughout the world. Our products use a software architecture coupled with one of the latest commercially available digital signal processors to cancel echo and enhance the quality of voice communications. As a result of, our sale of our echo cancellation software technology and the transfer of the majority of the echo cancellation software development group to Texas Instruments ("TI") in April 2002, we are dependent on TI for our echo cancellation software development. We have entered into a license relationship with TI, which provides that TI will continue to support our software development needs for at least the next four years. We believe our approach enables us to offer the highest capacity echo cancellation products currently commercially available. The key elements of our echo cancellation solution include:

        Efficient architectural approach.    Our dynamic allocation of resource technology is designed to solve the echo problem more efficiently than other solutions, by applying processing power only when and where it is needed. By using our dynamic allocation of resources technology, a single digital signal processor can monitor multiple channels and dynamically assign the full processor resources to each echo problem as it arises. Using this efficient architectural approach, we can build our echo cancellation products with fewer dedicated processors and fewer memory integrated circuits, which reduces product size and power consumption requirements.

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

        Lower total cost of ownership.    Our compact design allows us to offer echo cancellation products with more echo canceling capacity than other commercial suppliers based on a seven-foot industry standard equipment rack located in service providers' central offices or remote facilities. This higher capacity (more echo cancellation capacity per rack) represents cost and space savings for service providers. Our newest generation product also offers more efficient cabling and network equipment installation, saving service providers even more space and installation costs. Our products are designed to allow service providers to remotely download and upgrade software via the Internet without interrupting network service or dispatching a technician to the remote site, which also lowers the cost of ownership. Finally, we believe our products consume less power than other solutions, resulting in greater reliability and additional cost savings for our customers.

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

Our Echo Cancellation Products

        All of our echo cancellation products are designed to solve echo and other voice quality issues (background noise and voice levels) in wireline, wireless, satellite and voice-over-packet networks. Our echo cancellation product family includes stand-alone echo cancellers and system echo cancellers. Our stand-alone echo cancellers consist of six products. The 18T1 and 18E1 are our third generation echo cancellation products and were deployed in significant volumes from their introduction in March 1995 through fiscal 1999. The Quad T1 and Quad E1 products, our fourth generation echo cancellation products have substantially replaced the sales of our older 18T1 and 18E1 products. Production shipment commenced for our Quad T1 and E1 products in the fourth quarter of fiscal year 1999. The Broadband Echo Cancellation System, or BBEC, is a system-level product that employs the Quad T1. Production shipment of our BBEC began in the first quarter of fiscal year 2000. We began shipping for revenue our fifth generation echo cancellation system, the OC-3 Echo Cancellation System, in the fourth quarter of fiscal 2001. This is the industry's highest density echo cancellation system, providing the capability to handle over 24,000 voice channels in a single seven-foot equipment bay. During the fourth quarter of fiscal 2002, we began shipping our low density SX-24 (for the North American market) and SX-30 (for the international market) echo cancellers. These new low-density echo cancellers provide a smaller footprint similar to the 18T1 and 18E1 but have some of the enhanced processing capabilities of the Quad products. The STM-1 Echo Cancellation System, the international equivalent to the OC-3 product, was in trial with carriers in the fourth quarter of fiscal 2002.

        Our echo cancellation product family shares several common advantages:

        Higher capacity.    We believe our fifth generation echo cancellation product has a major capacity or density advantage (ranging from 50-300%) over currently commercially available competitive products.

        Voice Quality of Service Software (VQoS) Suite.    VQoS is a suite of software programs embedded in the firmware of our echo cancellers. VQoS redefines the classic, one-dimensional echo canceller product. Where the classic echo canceller solved only one key voice quality problem—hybrid echo—VQoS is a suite of software programs that solves several key problems of voice quality, including acoustic echo control, background noise control, and volume control. To provide solutions to the problems addressed by our VQoS suite, competitors sell add-in hardware boards at several hundred dollars a board. Our VQoS software suite, integrated with our fourth generation echo cancellation products, is offered for a fraction of the cost of the competing solution.

        Remote software updates.    With our products, the latest software updates for bug fixes can be downloaded remotely and incorporated into our products without taking the echo cancellation products offline and interrupting service.

        Lower power consumption.    We believe our products generally require less power than competitive products as a result of our software-intensive design and use of fewer integrated circuits.

        International Telecommunications Union ("ITU") standards.    Our products are fully compliant with ITU standards. As a member of the ITU, we actively participate in establishing the evolving global standards.

        Warranty.    We currently offer a warranty of five years on all of our echo cancellation products.

Our Echo Cancellation Products

Product	Description	Functionality
18T1	Single port echo canceller for use at T1 (1.544 Mb/s) transmission rate (North American markets)	• A high capacity product that cancels 220 T1 lines per seven-foot industry standard equipment rack • Low power consumption
18E1	Single port echo canceller for use at E1 (2.048 Mb/s) transmission rate (international markets and North American gateway applications)	• A high capacity product that cancels 126 E1 lines per 2.1 meter international industry standard equipment rack • Low power consumption
SX-24	Single port echo cancellor for use at T-1 (1.544 Mb/s) transmission rate (North American markets)	• Same basic functionality as 18T1, plus it supports VQoS software suite of enhancement products previously only available on Quad and higher generation echo cancellers
SX-30	Single port echo canceller for use at E1 (2.048 Mb/s) transmission rate (international markets and North American gateway applications)	• Same basic functionality as 18E1, plus it supports VQoS software suite of enhancement products previously only available on Quad and higher generation echo cancellers
Quad T1	Single module including four independent T1 cancellers (North American markets)	• Built-in voice enhancement technology • Cancels 480 T1 lines per rack • Lower power consumption
Quad E1	Single module including four independent E1 cancellers (international markets and North American gateway applications)	• Built-in voice enhancement technology • Cancels 480 E1 lines per rack • Lower power consumption
Broadband Echo Cancellation System (BBEC)	Broadband echo cancellation system utilizing DS3 (45 Mb/s) interfaces to accommodate the growing adoption of higher speed broadband infrastructures (North American markets)	• First system level echo cancellation product
•    Uses two DS3s per shelf
•    Reduces bulky T1 cabling and installation
•    Fault tolerant architecture and autonomous alarm reporting via Ethernet to simplify fault isolation
• Cancels 336 T1 lines per rack
OC-3 Echo Cancellation System	Broadband echo cancellation system utilizing OC-3 (155 Mb/s) interfaces to accommodate the growing adoption of higher speed broadband infrastructures (North American markets)	• Supports three OC-3s per shelf.
•    Reduces bulky T1 cabling and installation
•    Fault tolerant architecture and autonomous alarm reporting via Ethernet to simplify fault isolation
• Cancels 1008 T1 lines per rack
STM-1 Echo Cancellation System	Broadband echo cancellation system utilizing STM-1 (155 Mb/s) interfaces to accommodate the growing adoption of higher speed broadband infrastructures (international markets)	• Supports three STM-1s per shelf • Reduces bulky E1 cabling and installation • Fault tolerant architecture and autonomous alarm • Cancels 768 E1s per rack

Optical Communications Business

        We design, develop and market a suite of optical communication subsystem and system products for telecommunications networks, through our subsidiary, Altamar Networks. Each of these businesses, markets, and products are described below.

Our Optical Subsystem Market and Products

        Market Problem Addressed:    All optical signals lose strength and signal integrity as they travel a certain distance over a fiber optic cable. In the legacy optical network, electrical regenerators costing hundreds of thousands of dollars were deployed to regenerate optical signals. By deploying optical amplifiers, service providers can eliminate many of these expensive electrical regenerators and extend the reach of their optical signals at a fraction of the cost. Altamar Networks' products offer system integrators and OEMs tangible benefits, including cost savings and potential improvement in time-to-market of their systems products. The worldwide market for optical amplifiers in 2003 is estimated by market analysts to be over $1 billion. Altamar Networks' current range of optical amplifiers are targeted at two applications within this market, single-wavelength signal extensions and DWDM, and we estimate these markets to be $100-$200 million.

        Subsystem Product Overview.    During fiscal 2002, the principal source of revenue from our optical product line has been our optical amplifiers, which have been shipping since the third quarter of calendar 1996. Altamar Networks' optical subsystem products include optical amplifiers and transponders that enable service providers to cost-effectively expand and extend the reach of fiber optic networks.

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

        Modularity and scalability.    Our products are modular in nature and adhere to optical communications operating standards. Therefore, our products are interoperable with the optical communications subsystems and systems of other manufacturers. Our products are also scaleable, which enables customers to improve their existing optical communications systems, or to expand network capacity, on an as-needed basis.

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

        Improved time-to-market for OEM partners.    Rather than having to incur the time and delays associated with designing and building subsystem products themselves, our OEM partners can quickly integrate our subsystems into their system products and more quickly deliver a complete solution to the market.

        Warranty.    We currently offer a warranty, ranging from one year to five years, on all of our optical communications products.

Our Optical Subsystem Products

Product	Description	Functionality
Optical amplifiers "Star" "Orion"	Complete suite of transmit, line and receive amplifiers that are based on EDFA technology	• Consistent optical amplification and low noise figures, making them suitable for dense wavelength division multiplexing (DWDM) applications
• Supports higher bandwidth fiber optic channels, allowing service providers to expand bandwidth without upgrading our amplifiers
Transponder	Accepts an optical signal from a legacy laser source and re-transmits the signal at an industry standard compliant optical wavelength suitable for transmission on a wavelength division multiplexing (WDM) network	• Allows legacy non-International Telecommunication Union standards compliant transmission equipment to be used on WDM networks • Packaged in a compact module for efficient space utilization

Our Optical Systems Products in Development

        In March 2001, Ditech Communications Corporation announced the creation of Altamar Networks, Inc., a wholly owned subsidiary of Ditech. Simultaneous with this announcement, Altamar Networks announced its new Titanium Optical Network System, being developed to be the industry's most integrated, scaleable and cost-effective transport system for the long-distance optical network. Titanium is being developed to enable carriers to be able to turn up high-speed connections more quickly, thereby generating revenues more quickly, while lowering the cost of building and operating the long-distance optical network. Altamar Networks expects to ship the Titanium product in the fourth quarter of fiscal 2003. However, delays may occur due to unforeseen technical difficulties in the development process, inability to obtain components on a timely basis, and for other reasons outside of our control.

        Problem: The Long-Haul Network Costs Too Much.    Prices—the dollars-per-bit carriers can charge for hauling traffic—are falling faster than the cost of operating the long-haul optical network. By the mid-1990's, it was clear that SONET, the legacy long distance optical transport equipment, was too expensive. SONET required too many boxes, consumed too much space and power, and did not provide the connectivity of a modern network. First generation optical transport network systems lowered costs by introducing optical switching, enabling carriers to connect and route the hundreds of wavelengths introduced by DWDM. Though an improvement, first generation systems didn't integrate the two key elements of the optical network—switching and transmission—and they still required too many expensive network elements. Altamar Networks' Titanium represents the second generation of optical transport systems. By integrating optical switching and transmission, Titanium is designed to dramatically lower costs while providing the scalability and agility required in the 21st century optical network.

        The Titanium Solution.    Titanium represents a new generation of optical transport system that integrates all the major components (optical switching, transmission or DWDM, and network management) of the long-haul optical transport system into a single, scaleable platform. Titanium's core optical to electrical to optical ("OEO") switching architecture manages connections that need to be setup and routed throughout the network. By providing both automatic wavelength routing and signal grooming, Titanium optimizes both operations and transmission costs. Titanium's architecture also provides various levels of service protection and bandwidth efficiency using dedicated or shared protection bandwidth. The flexibility and scalability of Titanium's architecture is designed to allow carriers to deploy very small or very large configurations, to deploy integrated DWDM/switching systems, or stand-alone DWDM or switch systems; and to expand systems after installations, generally without traffic interruptions. Titanium is in the latter stages of development, and we currently expect to begin shipping Titanium near the end of fiscal 2003.

Customers

        Echo cancellation customers.    The principal customers for our stand-alone and system echo cancellation products are wireline, wireless, and cellular service providers. During fiscal 2002, 2001 and 2000, approximately 66%, 86% and 92%, respectively, of the Company's revenues came from sales to echo cancellation customers. Our active echo canceller customer base declined from approximately 85 customers in 2001 to approximately 65 in 2002. We believe this decline is due in part to the slowdown in spending by telecommunications carriers throughout the United States of America and the rest of the world, as well as shrinkage in the number of carriers, as several have recently merged or filed for bankruptcy. Our customers include the major North American long distance companies, including Sprint and Qwest Communications and some of the largest wireless carriers including Verizon Wireless. Revenues from echo cancellation sales remain highly concentrated. In fiscal 2002, our largest echo cancellation customer, Verizon Wireless, accounted for 27% of our total company revenue. Our four next largest echo customers accounted collectively for 22% of our total company revenue. In prior fiscal years, Qwest Communications had accounted for over 45% of our total revenue on a much higher revenue base; however, in fiscal 2002, they only accounted for 9% or our total revenue, due in large part to a cut back in their capital spending plans.

        Prior to the disposition of our echo cancellation software technology to TI in April 2002 (see "Acquisitions and Dispositions", below) the principal customers for our echo cancellation software were packet-based voice gateway and switch companies, which were legacy customers of Telinnovation which we acquired in February 2000. Although we have retained title to our software licenses from these customers, all amounts collected under these license agreements will be remitted to TI pursuant to the terms of the TI sale agreement. As such, no future revenue will be reported from these licenses. Historical revenue from our software licenses has been less than 3% of total revenue since our acquisition of Telinnovation. Our echo cancellation software customers included Cisco, Alcatel, Nortel and Sonus Networks.

        Optical communications subsystems customers.    The customers for our optical communications subsystems are primarily network equipment companies and service providers. We maintained our optical customer base at 20 in fiscal 2001 and 2002. During fiscal 2002, 2001 and 2000, approximately 34%, 14% and 8%, respectively, of our revenue came from the sale of optical communications subsystem products. Our optical revenue is also quite highly concentrated, as our top 5 customers generated over 86% of total optical revenue in fiscal 2002, with Cisco Systems being our largest optical customer in fiscal 2002 at 18% of our total revenue.

        Optical systems customers.    As the Titanium system product is still being developed and has not shipped, there are no revenue-generating customers for this product at this time. Targeted customers for this product are currently the North American long-distance telephone companies, some of which are customers of our echo cancellation products.

        Backlog.    Our backlog was approximately $10.2 million and $5.2 million as of the first business day of June, 2002 and 2001, respectively. We include in our backlog only orders confirmed with a purchase order for products to be shipped within 120 days to customers with approved credit status and shipments classified as deferred revenue which we expect to recognize as revenue within 120 days. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules, we do not believe that our backlog as of any particular date is necessarily indicative of actual net sales for any future period.

        We market our products, both domestically and internationally; geographic information with respect to revenues and long-lived assets is set forth in Note 11 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Historically the majority of our sales have been to customers in the U.S. These customers accounted for approximately 80%, 83% and 88%, of our revenue in fiscal 2002, 2001 and 2000, respectively. The majority of our long-lived assets are located in the U.S. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk—We May Experience Unforeseen Problems As We Diversify Our International Customer Base, Which Would Impair Our Ability To Grow Our Business" for a discussion of risks associated with international operations.

Research and Development

        We have engineering departments dedicated to and focused on developing next generation echo cancellation and optical networking products. Our research and development expenses for fiscal 2002, 2001 and 2000, were approximately $53.3 million, $34.4 million and $8.6 million, respectively. In fiscal 2002, the increase in our research and development expenses was principally related to increased spending on personnel, consultants and materials to develop our Titanium system product. The number of employees in our research and development departments grew significantly in fiscal 2002, primarily due to the hiring of former Ilotron employees, from Ilotron Limited, a UK based optical networking company that was in bankruptcy, as well as ongoing hiring in our United States and Australian optical engineering groups. See "Acquisitions and Dispositions" below. We believe that recruiting and retaining qualified engineering personnel will be essential to our continued success.

Manufacturing

        We operate as a "virtual" manufacturing organization by relying on contract manufacturers to assemble our echo cancellation and optical communications products. We perform only final test functions for our echo cancellation products and both final assembly and test functions for our optical products. We are ISO 9001 certified and require that our contract manufacturers have ISO 9000 registration as a condition of qualification. Our stringent incoming inspection procedures for critical optical components include analysis and monitoring of the performance characteristics of critical optical components and sub-assemblies. Our raw materials are procured from outside suppliers through our contract manufacturers. In procuring digital signal processors for our echo cancellation products, our contract manufacturers and Ditech rely on TI as our sole supplier. Our future success will depend in significant part on our ability to obtain optical and echo cancellation components on time, at competitive prices, and in sufficient quantities to meet demand. Although we believe that there are currently ample supplies of components, we have experienced part shortages in prior years, which had a direct impact on revenues and results of operations and may experience such shortages again in the future (see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk", below).

Sales and Marketing

        In fiscal 2002, our overall sales and marketing work force has remained relatively constant in the aggregate as compared to fiscal 2001. However, we have increased our optical sales and marketing staff, including the addition of a network-planning group, to support the rollout of our Titanium system, while reducing the staff supporting our more mature echo cancellation products. We have also continued to expand our network of value-added resellers, distributors, and sales agents that sell our products internationally. We have entered into new agreements with original equipment manufacturers (OEMs) for our optical communications products and we are actively exploring the possibility of entering into other OEM agreements for both our echo cancellation and optical communications products. We also continued to expand and enhance our web site marketing program, making this an effective marketing and sales tool. In addition, in fiscal 2002 we expanded our international trade show participation in a further attempt to strengthen our international presence.

Acquisitions and Dispositions

        Our strategy is to increase new product development both through internal staffing and when potential acquisitions provide us with a critical new product and a decided time-to-market advantage, through acquisitions.

        On February 1, 2000, we completed our first acquisition by purchasing substantially all of the assets and hiring all the key employees of Telinnovation Corporation, a leading developer of voice enhancement and echo cancellation technology. On April 16, 2002, we sold our echo cancellation software intellectual property and all rights to future revenue streams from our existing software licenses to TI. This transaction and license agreement with TI reflects a strategic decision to bolster and focus all of our echo-cancellation resources to compete in the echo cancellation systems business, where historically we have generated the vast majority of our revenues and profits. Under the terms of the agreement, we received a total of $26.8 million, of which $18.3 million of cash was received on the closing date of the sale, $5.0 million will be paid to us in April 2003 (subject to reduction in the event of any breaches of our representations and warranties) and $3.5 million will be paid to us in April 2004. In addition, we secured a long-term license of the echo cancellation software from TI. The license has an initial four-year free royalty period, after which the royalty rate will be set based on a preferred customer pricing formula stipulated in the sale agreement. With this transaction and licensing agreement with TI, we believe we have maintained the advantage of the echo-cancellation software component of our product, while increasing the funds available to develop new systems products. (See Note 7 of Notes to the Consolidated Financial Statements)

        On July 25, 2000, we completed our second acquisition by acquiring Atmosphere Networks, Inc., an optical networking company, and certain of its key employees. With this acquisition, we believe we added key networking expertise to our Titanium system development team. On June 29, 2001, we completed our acquisition of the intellectual property and all tangible assets of Ilotron Limited, a UK based optical transport company that was in bankruptcy. Independantly, we hired certain former employees, primarily engineers, of Ilotron. We believe adding the additional engineering resources and expertise from our last two acquisitions will shorten the time-to-market for our Titanium product.

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

        In the echo cancellation market, our principal competitors are Natural Microsystems (NMS), which purchased Lucent's echo cancellation business in October 2001, and Tellabs. The other competition in the echo cancellation market comes from voice switch manufacturers. These manufacturers don't sell echo cancellation products or compete in the open echo cancellation market, but they integrate echo cancellation functionality within their switches, either as hardware modules or as software running on chips. The current trend in the customer base (carriers) is not to deploy echo cancellation within voice switches, and thereby favor external echo cancellation solutions, a reversal of this trend and a widespread adoption of internal echo cancellation solutions could present a competitive threat to us if the net result was the elimination of demand for our echo cancellation system products.

        Altamar Networks' principal competitors in the optical networking subsystem products market fall into two groups, component companies and system companies. Component companies, such as JDS Uniphase and Corning, make the sub-assemblies such as lasers and other active and passive components that must be built-up into subsystems, which Altamar Networks develops and markets. In the future it is probable that these companies will compete with Altamar Networks in the subsystems market. The principal systems competitors for Altamar Network's optical communications subsystem products include Ciena, Lucent, Alcatel and Nortel Networks. Many of these systems companies market and sell the same type of subsystem products that Altamar Networks develops and markets, as well as incorporating these subsystems in their own system-level products.

        Altamar Networks' principal competitors in the optical networking system products include Tellium, Ciena, Nortel, Lucent, and Sycamore Networks. In addition, new companies building optical switching systems could emerge as competitors to Altamar Networks. The traditional market leaders are Nortel and Lucent, but in the last few years, companies like Ciena and Sycamore have been successful in selling their more integrated solutions. We believe that Altamar Networks' Titanium product will be differentiated from all of these products because its superior integration (fewer discrete racks of equipment) and scalability will allow carriers to build and operate the long-distance optical network more inexpensively.

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

Patents and Intellectual Property Rights

        Our success will depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies and processes. Nevertheless, such measures may not be adequate to safeguard the proprietary technology underlying our echo cancellation and optical communications products. As of April 30, 2002, we had 8 issued and 16 patent applications pending. These patents, relating to optical communications products, expire between 2014 and 2017. No patents may issue as a result of our current or future patent applications. If they do issue, any patent claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents may be challenged, invalidated or circumvented, and any right granted thereunder may not provide meaningful protection to us. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.

        In connection with the sale of our echo cancellation intellectual property to TI in April 2002, we secured a long-term license of the echo cancellation software from TI. The license has an initial four-year free royalty period, after which the royalty rate will be set based on a preferred customer pricing formula stipulated in the sales agreement. We are dependent on the license of this technology and continued support from TI, as it is the fundamental technology incorporated in our echo cancellation products.

        We generally enter into confidentiality agreements with our employees and strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the U.S.A., Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in such countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States of America. Further, we occasionally incorporate the intellectual property of our customers into our designs, and we have certain obligations with respect to the non-use and non-disclosure of such intellectual property. However, the steps taken by us to prevent misappropriation or infringement of the intellectual property of our company or our customers may not be successful. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Such litigation could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, financial condition and results of operations.

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

        A few industry participants, such as Lucent, Nortel Networks and certain major universities and research laboratories hold substantial inventories of intellectual property. This concentration of intellectual property in the hands of a few major entities also poses certain risks to us in seeking to hire qualified personnel. We have on a few occasions recruited such personnel from such entities. These entities or others may claim the misappropriation or infringement of their intellectual property, particularly when and if employees of these entities leave to work for us. We may not be able to avoid litigation in the future, particularly if new employees join us after having worked for a competing company. Such litigation could be very expensive to defend, regardless of the merits of the claims, and could have a material adverse effect on our business, financial condition and results of operations.

Employees

        As of April 30, 2002, we employed 276 persons, 46 of whom were primarily engaged in operations, 133 in research and development, 70 in sales, marketing and technical support and 27 in finance and administration. Our employees are not represented by any collective bargaining agreement, and we have not experienced a work stoppage. We believe our employee relations are good.

Item 2—Properties

        Our principal offices and facilities are currently located in two leased buildings totaling approximately 61,000 square feet in Mountain View, California. The term of the lease expires on June 30, 2006. We also lease a research and development facility in Melbourne, Australia, of approximately 6,300 square feet with a lease term of four years, which expires on April 16, 2005 and a research and development facility in Kent, United Kingdom, of approximately 6,000 square feet with a lease term of 10 years, which expires in October 2011, with an option to terminate the lease in October 2006 for a penalty equal to 9 months rent. We believe that the space under the combined leases is adequate to meet our needs for at least the next twelve months.

Item 3—Legal Proceedings

        We are subject to legal claims and proceedings that arise in the normal course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4—Submission of Matters to a Vote of Security Holders

        Not Applicable.

Part II

Item 5—Market for Registrant's Common Equity and Related Stockholder Matters

        Ditech's common stock has been quoted on the Nasdaq National Market under the symbol "DITC" since our initial public offering on June 9, 1999. Prior to this time, there was no public market for our stock. The following table shows the high and low closing sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	Fiscal 2001		Fiscal 2002
	High	Low	High	Low
First Quarter	$110.00	$47.88	$16.53	$6.15
Second Quarter	$65.06	$27.63	$6.69	$3.95
Third Quarter	$43.81	$7.03	$6.35	$4.19
Fourth Quarter	$12.16	$8.25	$5.91	$3.03

        We have never paid any cash dividends on our common stock. Currently, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends for the foreseeable future. According to the records of our transfer agent, there were approximately 187 stockholders of record of Ditech's common stock at April 30, 2002.

Item 6—Selected Financial Data

        The consolidated statement of operations data for the years ended April 30, 2000, 2001 and 2002, and the consolidated balance sheet data as of April 30, 2001 and 2002, have been derived from the audited consolidated financial statements of Ditech included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended April 30, 1998 and 1999 and the consolidated balance sheet data as of April 30, 1998, 1999 and 2000, have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with the consolidated financial statements of Ditech, including the notes thereto, set forth in Item 8 of this Form 10-K, and with "Item 7—Management's

Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

	Years Ended April 30,
	1998	1999	2000(b)	2001(c)	2002(d)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$12,326	$25,364	$116,946	$121,714	$41,416
Cost of goods sold	5,651	11,858	34,913	38,486	24,051

Gross profit	6,675	13,506	82,033	83,228	17,365

Operating expenses:
Sales and marketing	2,405	5,759	9,411	13,821	17,137
Research and development	2,367	3,860	8,559	34,372	53,334
General and administrative	1,279	2,399	4,296	6,716	6,230
Purchased research and development	—	—	8,684	—	—
Amortization of goodwill and other acquisition related intangible assets	—	—	1,860	20,124	24,584

Total operating expenses	6,051	12,018	32,810	75,033	101,285

Income (loss) from operations	624	1,488	49,223	8,195	(83,920)
Other income (expense), net	(593)	(500)	1,545	4,853	3,701

Income (loss) before income taxes	31	988	50,768	13,048	(80,219)
Provision for income taxes	24	413	20,765	10,952	5,110

Net income (loss)	7	575	30,003	2,096	(85,329)
Accretion of mandatorily redeemable preferred stock to redemption value (a)	1,374	1,497	99	—	—

Net income (loss) attributable to common stockholders (a)	$(1,367)	$(922)	$29,904	$2,096	$(85,329)

Per share data:
Basic
Net income (loss) per share attributable to common stockholders	$(0.22)	$(0.13)	$1.27	$0.07	$(2.90)

Diluted
Net income (loss) per share attributable to common stockholders	$(0.22)	$(0.13)	$1.11	$0.07	$(2.90)

Number of shares used in per share calculations (e):
Basic	6,122	7,132	23,505	28,145	29,380

Diluted	6,122	7,132	27,016	30,512	29,380

	April 30,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,433	$3,114	$88,616	$110,132	$105,909
Total assets	17,274	14,330	165,152	262,019	203,874
Long-term debt	7,410	6,264	21	—	—
Redeemable preferred stock	31,122	25,258	—	—	—
Total stockholders' equity (deficit)	(24,057)	(23,343)	153,573	250,729	186,938

(a)
The reduction in earnings per share due to accretion for redeemable preferred stock ceased after our first quarter of fiscal 2000 because the Series A preferred stock was redeemed and the Series B preferred stock was converted to common stock in June 1999, upon completion of our initial public offering.

(b)
Net income attributable to common stockholders and net income per share attributable to common stockholders for fiscal 2000 include amortization of stock compensation of $1.9 million associated with our acquisition of Telinnovation, which was reported as part of research and development expense.

(c)
Net income attributable to common stockholders and net income per share attributable to common stockholders for fiscal 2001 include amortization of stock compensation of $11.5 million, which was reported as part of research and development expense, and compensation expense of $2.7 million, which was included in research and development expense and sales and marketing expense, associated with our acquisitions of Telinnovation and Atmosphere Networks.

(d)
Net income attributable to common stockholders and net income per share attributable to common stockholders for fiscal 2002 include amortization of stock compensation of $11.4 million, which was reported as part of research and development expense, and compensation expense of $0.2 million, which was included in research and development expense and sales and marketing expense, associated with our acquisitions of Telinnovation and Atmosphere Networks. Net income attributable to common stockholders also included a charge for excess inventory of our OC-3 product of $3.5 million related to an unexpected decline in demand for our OC-3 echo cancellation system, a gain from the sale of our echo cancellation software technology and related assets of $0.6 million and the establishment of a valuation reserve for deferred tax assets of $33 million.

(e)
All share and per share data presented have been revised to reflect the impact of the two-for-one stock split which was effective on February 16, 2000.

Item 7—Management's Discussion and Analysis of Financial
Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See "Future Growth and Operating Results Subject to Risk" at the end of this Item 7 for factors that could cause future results to differ materially.

Overview

        We design, develop and market equipment used in building and expanding telecommunications networks. Our products fall into two categories, echo cancellation equipment and equipment that enables and facilitates communications over fiber optic networks. To date, the majority of our revenue has been derived from sales of our echo cancellation products. Since entering the echo cancellation market, we have continued to refine our echo cancellation product to meet the needs of the ever-changing telecommunications marketplace. We are currently selling our fifth generation echo cancellation product, which began production shipments in the fourth quarter of fiscal 2001. We began sales of our first optical communications product in September 1996. Since that time our optical communications products have also evolved to meet the changing needs of our customers. The current optical amplifier technology began shipment in fiscal 2001. Our optical business is also in the process of taking a major step forward from being a subsystem provider to offering a complete optical switching and transport system, known as Titanium.

        Since completing our initial public offering in June 1999, we have completed three acquisitions (see Note 3 of Notes to the Consolidated Financial Statements). All of these acquisitions were done to bring needed technical skills into our research and development groups to aid in new product introductions.

        On February 1, 2000, we completed our acquisition of substantially all of the assets of Telinnovation in exchange for a total of 1,200,000 shares of common stock. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $69 million was accounted for in three discrete components. The first, approximately $9 million related to purchased research and development, was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill was capitalized and is being amortized to expense over its estimated life of 5 years. The remaining $23 million relates to restricted shares, the cost of which was recorded as deferred stock compensation and was being charged to compensation expense in our research and development operations over the three year vesting period of the shares, assuming the holders of the restricted shares remain in our employ during the vesting period. In April 2002, we sold the echo cancellation software technology and related assets, previously acquired from Telinnovation, to TI for a nominal gain (see Note 7 of the Notes to the Consolidated Financial Statements).

        On July 25, 2000, we completed our acquisition of Atmosphere Networks Inc. in exchange for a total of 841,897 shares of common stock and assumption of outstanding options with a collective aggregate value of $73.4 million, and $7.9 million of cash. Acquisition costs totaled approximately $680,000. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $82 million comprises approximately $15.0 million in net assets, $1.5 million associated with the value of the established workforce and $65.4 million of goodwill. The goodwill and established workforce costs were capitalized and are being amortized over their estimated lives of four years. Effective May 1, 2003, we will begin applying SFAS 142, which replaces the amortization of goodwill with a regular evaluation of the remaining unamortized balance of goodwill for impairment (see Recent Accounting Pronouncements, below).

        We generally recognize product revenue when: persuasive evidence of a definitive agreement exists; shipment to the customer has occurred, title and all risks and rewards of ownership have passed to the customer; acceptance terms, if any have been fulfilled; no significant contractual obligations remain outstanding; the fee is fixed or determinable; and collection is reasonably assured. If any of these conditions are not satisfactorily met, revenue from that transaction is deferred until all conditions are met. We offer a warranty, ranging from one year to five years, on all of our products. The warranty generally provides that we will repair or replace any defective product within one year to five years from the invoice date. We accrue for warranty costs at the time we recognize product revenue, based on our experience.

        To date, the majority of our revenue has been derived from sales of our echo cancellation products. We derived approximately 66%, 86% and 92% of our revenue from the sale of our echo cancellation products in fiscal 2002, 2001 and 2000, respectively. We expect that a majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

        Historically the majority of our sales have been to customers in the U.S. These customers accounted for approximately 80%, 83% and 88% of our revenue in fiscal 2002, 2001, and 2000 respectively. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, substantially all of our international sales have been export sales and denominated in U.S. dollars.

        Our revenue historically has come from a small number of customers. Our five largest customers accounted for over 65%, 70% and 75% in fiscal 2002, 2001, and 2000 respectively. Qwest, our largest customer for the past few years, accounted for only 9% of our sales in fiscal 2002, a time period in which revenues were substantially less than in recent prior periods, as compared to 47% and 57% of our revenue in fiscal 2001 and 2000, respectively.

Results of Operations

        The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Years Ended April 30,
	2000	2001	2002
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	29.9	31.6	58.1

Gross profit	70.1	68.4	41.9

Operating expenses:
Sales and marketing	8.0	11.4	41.4
Research and development	7.3	28.2	128.8
General and administrative	3.7	5.5	15.0
Purchased research and development	7.4	—	—
Amortization of goodwill and other acquisition related intangible assets	1.6	16.5	59.3

Total operating expenses	28.0	61.6	244.5

Income (loss) from operations	42.1	6.7	(202.6)
Other income (expense), net	1.3	4.0	8.9

Income (loss) before provision for income taxes	43.4	10.7	(193.7)
Provision for income taxes	17.8	9.0	12.3

Net income (loss)	25.6	1.7	(206.0)

Fiscal Years ended April 30, 2002 and 2001

        Revenue.    Revenue decreased to $41.4 in fiscal 2002 from $121.7 million in fiscal 2001. The primary reason for this decrease was the 74% decline in sales of our echo cancellation products as we continued to experience the slowdown in infrastructure spending by our telecommunications customers, which began in the second half of fiscal 2001 and continued throughout fiscal 2002. Despite this slowdown in spending, our echo cancellation products remained the primary source of revenue in fiscal 2002, representing 66% of fiscal 2002 revenue. Our series of fourth generation echo cancellation products remained the main contributors to the echo cancellation revenue stream in fiscal 2002. Our fifth generation, OC-3 echo cancellation system, which began production shipment in the fourth quarter of fiscal 2001, saw limited activity in fiscal 2002 as the primary customer, Qwest, substantially decreased its spending to expand and/or upgrade its network. Revenue from echo cancellation products was $27.2 million in fiscal 2002, down from $104.7 million in fiscal 2001. Revenue from licenses of our echo cancellation software, prior to the sale of that technology to TI, represented less than 3% of total revenue in both fiscal 2002 and 2001. Although our optical products were also impacted by the slowdown in infrastructure spending, they experienced a much more modest decline from fiscal 2001 as one of our new OEM relationships has begun to generate meaningful sales levels. Revenue from optical products was $14.2 million in 2002 down from $17.0 million in fiscal 2001.

        Geographically, our fiscal 2002 revenue remained primarily domestic, at 80% of total worldwide revenue a slight decreased from 83% in fiscal 2001. This decrease was due in large part to the domestic telecommunications market being softer than the rest of the world in fiscal 2002. The slowdown in capital spending in the telecommunications industry we first experienced in the latter half of fiscal 2001 has continued throughout 2002, and we anticipate will continue to have a substantial effect on our revenues for the foreseeable future. We expect that sales of our echo cancellation products will remain the source of the majority of our revenue for most of fiscal 2003, at least until our Titanium optical system begins shipping for revenue, which is currently scheduled for near the end of fiscal 2003. However, if shipments of Titanium are delayed due to technical difficulties or adverse market conditions, then it would be unlikely that we would receive any revenue from this product in fiscal 2003.

        Cost of Goods Sold.    Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory and warranty expenses and other indirect costs. Cost of goods sold decreased to $24.1 million in fiscal 2002 from $38.5 million in fiscal 2001. The decrease in fiscal 2002 is primarily due to the decline in product sales in fiscal 2002. This decline in product costs was partially offset by a shift in the sales mix towards higher cost optical products and to a lesser extent increases in operations department costs, primarily salary and related and facilities costs. Also partially offsetting this decline in overall cost of sales was a $3.5 million provision for excess inventory related to our OC-3 echo cancellation system, due to our largest customer for that product making a sudden and significant reduction in its projected demand. While we currently do not expect near-term demand for this product to substantially improve, should demand from this customer or others for our OC-3 product increase over current expectations, it is possible that some or all of this inventory could be used.

        Gross Profit.    Gross margin decreased to 41.9% in fiscal 2002 from 68.4% in fiscal 2001. The primary factors causing this decrease are changes in the sales mix from our historically high margin echo cancellation products toward lower margin optical products, increased provisions for inventory as discussed above and the relatively fixed manufacturing organization's costs being spread over a smaller revenue base. Gross margins on our echo cancellation products were down to 44.8% in fiscal 2002 from 70.4% in fiscal 2001, due in large part to the provision taken for excess inventory of the OC-3 product and to a lesser extent due to continued pressures on selling prices and the relatively fixed nature of our manufacturing costs. Gross margins on our optical products dropped to 36.3% in fiscal 2002 from 56.2% in fiscal 2001, due in larger part to our optical sales being more heavily concentrated in lower margin OEM products in fiscal 2002 and the relatively fixed nature of our manufacturing costs.

        Operating Expenses.    Operating expenses increased to $101.3 million in fiscal 2002 from $75.0 million in fiscal 2001. This increase was primarily driven by across the board increases in personnel and related costs as we expanded all facets of our operations to prepare for the introduction and sale of our new Titanium optical system and materials and consulting expenses related to development of our Titanium optical system. However, at the end of the first half of fiscal 2002, we implemented a hiring freeze and subsequently completed a 10% reduction in force to ensure we had the proper employees in the proper positions. The reduction in workforce resulted in a charge of approximately $600,000 which has been included in cost of goods sold and operating expenses based on the capacities in which the terminated employees worked.

        Sales and Marketing.    Sales and marketing expenses primarily consist of personnel costs including commissions and costs associated with customer service, travel, trade shows, communications and outside consulting services. Sales and marketing expenses increased to $17.1 million in fiscal 2002 from $13.8 million in fiscal 2001. The primary causes for the increase were increases in personnel and related costs and promotion and trade show costs as we introduced and began to position ourselves for production shipment of our new Titanium product. Partially offsetting these increases were reduced commission costs due to the lower sales levels in fiscal 2002. We expect to experience a modest increase in our level of sales and marketing spending in fiscal 2003, as we continue to put the infrastructure in place for our introduction of Titanium and attempt to further penetrate the domestic and international markets with our echo cancellation and optical subsystem products.

        Research and Development.    Research and development expenses primarily consist of personnel costs, contract consultants, equipment and supplies used in the development of echo cancellation and optical communications products, as well as amortization of deferred stock compensation associated with our acquisitions of Telinnovation and Atmosphere Networks. Research and development expenses increased to $53.3 million in fiscal 2002 from $34.4 million in fiscal 2001. The increase is primarily related to increased personnel and related costs and increased materials and consulting costs primarily associated with our optical communications products, principally our Titanium optical system. Personnel and related costs were up $7.1 million due mostly to hiring, including the former Ilotron engineers who were hired independent from our acquisition of Ilotron's technology. We increased spending on materials, product development and test, and consulting services by $10.2 million in fiscal 2002 primarily related to our Titanium optical product. Amortization of deferred stock compensation associated with our acquisitions of Telinnovation and Atmosphere was $7.3 million and $7.7 million in fiscal 2002, respectively, and $4.1 million and $3.9 million in fiscal 2001, respectively. As a result of our sale of our echo software technology and the transfer of employees to TI, at the end of fiscal 2002, we will no longer have amortization charges with respect to the acquisition of Telinnovation. We expect research and development expenses, exclusive of amortization of stock compensation, in fiscal 2003 to remain relatively flat with fiscal 2002 levels as we move closer to the first production shipments of our Titanium product and we continue to refine our echo cancellation and optical subsystem product offerings.

        General and Administrative.    General and administrative expenses primarily consist of personnel costs for corporate officers and finance and human resources personnel, and legal, accounting and consulting costs. General and administrative expenses decreased to $6.2 million in fiscal 2002 from $6.7 million in fiscal 2001. The decrease was primarily due to decreased personnel and related costs, as the level of executive compensation declined year over year and the level of recruiting was cut in the second half of the fiscal year after our hiring freeze was implemented.

        Amortization of Goodwill and Other Acquisition Related Intangible Assets.    In fiscal 2002, we recorded expense of $24.6 million, an increase of $4.5 million from fiscal 2001, for amortization of acquisition related intangible assets, including goodwill, purchased technology and established workforce. These assets were acquired as part of the acquisitions of Telinnovation, in the fourth quarter of fiscal 2000, and of Atmosphere Networks, in the first quarter of fiscal 2001. The basis for the allocation and expected amortization periods are detailed in Note 3 of Notes to the Consolidated Financial Statements. Due to the sale, in the fourth quarter of fiscal 2002, of our echo cancellation software technology and related assets, which were acquired as part of our Telinnovation acquisition, (see Note 7 of Notes to the Consolidated Financial Statements) and the adoption of SFAS 142 effective May 1, 2002 (see Note 2 of Notes to the Consolidated Financial Statements), we expect that amortization of goodwill and other acquisition related intangibles will be substantially eliminated beginning in the first quarter of fiscal 2003. However, the $36.0 million in net goodwill that exists at April 30, 2002 will have to be reviewed on a regular basis for impairment consistent with the guidance in SFAS 142. Based on the analysis done as part of our adoption of SFAS 142, we believe that an impairment loss has occurred. We are finalizing the amount of the impairment loss but expect that a write down of a substantial amount, if not all, of the goodwill balance of approximately $36.0 million will be recorded upon adoption of the new standard in the first quarter of fiscal 2003. This loss is due to the continuing soft telecommunications market and the depressed values of telecommunications equipment provider stocks.

        Other Income (Expense).    Other income (expense) consists of interest income on our invested cash and cash equivalent balances, offset by interest expense attributable to our capital leases. Other income decreased to $3.7 million in fiscal 2002 from $4.9 million in fiscal 2001. The decline was primarily attributable to the decreased interest income on funds invested due to lower average interest rates earned on invested balances and to a lesser extent lower average invested cash balances during fiscal 2002.

        The decline in interest earned was partially offset by a $0.6 million gain realized on the sale of our echo cancellation software technology and related assets (see Note 7 of Notes to the Consolidated Financial Statements).

        Income Taxes.    Income taxes consist of federal, state and foreign income taxes. Our effective tax rate in fiscal 2002 was 6.4% as compared to 83.9% in fiscal 2001. The principal reasons for the existence of a tax provision in fiscal 2002 despite the operating loss for the year are certain non-deductible costs associated with our acquisitions, the amortization of goodwill and other acquisition-related intangible assets, and the establishment of a $33 million valuation allowance against our deferred tax assets, due to our continued operating losses and the fact that recovery of these assets is now dependent on future operating profits. The factors that contributed to a higher effective tax rate in fiscal 2001 were primarily related to the amortization of goodwill and other acquisition-related intangible assets combined with the relatively small pretax profit for fiscal 2001. These adverse impacts on the tax rate were partially offset by the effect of having earned greater tax-exempt interest income in fiscal 2001. We will not recognize a tax benefit on our future net operating losses until we establish a consistent pattern of profitability. This will result in our having a near zero effective tax rate (international earnings, which have been insignificant, will continue to be subject to taxation) until such time as we can demonstrate a proven history of profits to justify reestablishing our deferred tax assets.

Fiscal Years ended April 30, 2001 and 2000

        Revenue.    Revenue increased to $121.7 million in fiscal 2001 from $116.9 million in fiscal 2000. The primary reason for this increase was the 74% growth in sales of our optical amplifiers and subsystems products as we continued to win new customers and introduce new products in fiscal 2001. Our echo cancellation products remained the primary source of revenue, representing 86% of fiscal 2001 revenue; however, we experienced significant decreases in echo product revenues in the second half of fiscal 2001 as we were impacted by the slowdown in capital spending in the telecommunications industry. Our series of fourth generation echo cancellation products were the main contributors to the echo cancellation revenue stream in fiscal 2001. We also introduced in fiscal 2001, and shipped in volume in the fourth quarter, our fifth-generation and highest density echo cancellation product, the OC-3 echo cancellation system. Geographically, our fiscal 2001 revenue remained primarily domestic, at 83% of total worldwide revenue; however, domestic revenue decreased from 88% in fiscal 2000 as we experienced significant growth in export sales to China (38% increase) and Latin America (over 200% increase) in fiscal 2001.

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

        Gross Profit.    Gross margin decreased to 68.4% in fiscal 2001 from 70.1% in fiscal 2000. The primary factors causing this decrease, in addition to the increases in cost of goods sold, are changes in the sales mix from echo cancellation to lower margin optical products. Also, within the optical product family, sales were more concentrated in lower margin products in fiscal 2001. Average selling prices also declined in fiscal 2001, in particular for our echo cancellation products, putting additional pressure on margins.

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

        Amortization of Goodwill and Other Acquisition Related Intangible Assets.    In fiscal 2001, we recorded expense of $20.1 million, an increase of $18.3 million from fiscal 2000, for amortization of acquisition-related intangible assets, including goodwill, purchased technology and established workforce. These assets were acquired as part of the acquisitions of Telinnovation, in the fourth quarter of fiscal 2000, and of Atmosphere Networks, in the first quarter of fiscal 2001. The basis for the allocation and expected amortization periods are detailed in Note 3 of Notes to the Consolidated Financial Statements.

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

        Income Taxes.    Income taxes consist of federal, state, and foreign income taxes. Our effective tax rate in fiscal 2001 was 83.9% as compared to 40.9% in fiscal 2000. The principal reason for the higher tax rate in fiscal 2001 is due to certain non-deductible costs associated with our acquisitions, including purchased technology and the amortization of goodwill and other acquisition-related intangible assets. Those factors, which contributed to a higher effective tax rate in fiscal 2001, were partially offset by the effect of having earned greater tax-exempt interest income in fiscal 2001.

Stock-Based Compensation

        We recorded deferred compensation of $1.3 million as of April 30, 1999, as a result of stock options granted in fiscal 1999. We are amortizing the deferred compensation over the corresponding vesting period of the stock options. We amortized approximately $283,000, $322,000 and $330,000 of the deferred compensation to general and administrative expense in fiscal 2002, 2001 and 2000, respectively. Due to normal amortization and turnover in the workforce since the establishment of this deferred compensation in fiscal 1999, the net remaining balance as of April 30, 2002 of $142,000 will be fully amortized to expense by the end of the third quarter of fiscal 2003.

        Associated with the acquisition of Telinnovation in February 2000, we recorded $23 million of deferred compensation related to 400,000 restricted shares granted to the Telinnovation employees. These restricted shares were tied to the employees' continuing employment with Ditech. The deferred compensation was being amortized as research and development expense over the three-year vesting period of the restricted shares. We amortized approximately $7.3 million, $7.7 million and $1.9 million of this deferred compensation in fiscal 2002, 2001 and 2000, respectively. As part of the disposition of our echo software technology to TI, TI became the custodian of these restricted shares and will release them to the Telinnovation employees, who now work for TI, as they are earned. Should a former Telinnovation employee leave their employment prior to earning their restricted shares, the shares would be forfeited to TI. Since all former Telinnovation employees have left our employment and are now working for TI, the net deferred stock compensation of $6.1 million remaining on April 15, 2002 was eliminated as part of the sale transaction. Therefore, there will be no future amortization related to deferred stock compensation associated with our acquisition of Telinnovation.

        Associated with the acquisition of Atmosphere on July 25, 2000, we recorded $2.4 million of deferred compensation related to unvested options assumed in the acquisition. This amount has been reduced from time to time due to option cancellations associated with employee terminations. This deferred compensation is being amortized to research and development expense over the remaining terms of the original twenty-four month vesting period of the options. In connection with the acquisition of Atmosphere, we issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as deferred compensation of $17.3 million in August 2000. Subsequent to recording this deferred compensation in August 2000, the gross amount of deferred compensation has been reduced from time to time for the impact of option cancellations due to employee terminations. The net deferred compensation is being amortized to research and development expense over the remaining term of the original forty-eight month vesting period of the options. The Atmosphere-related deferred compensation expense totaled approximately $4.1 million in fiscal 2002 and $3.9 million in fiscal 2001. The net remaining balance related to the assumed options of $35,000 will be fully amortized in the first quarter of fiscal 2003 and the net remaining balance related to the August 2000 option grant of $6.1 million will be amortized over the remaining 27 months of the original option term.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 142 (SFAS 142), "Goodwill and other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS 142 supersedes Accounting Principles Board Opinion No. 17 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will cease. Instead, goodwill will be tested annually or whenever events or circumstances occur indicating that goodwill might be impaired. We adopted SFAS 142 on May 1, 2002. Based on the analysis done as part of our adoption of SFAS 142, we believe that an impairment loss has occurred. We are finalizing the amount of the impairment loss but expect that a write down of a substantial amount, if not all, of the goodwill balance of approximately $36 million will be recorded upon adoption of the new standard in the first quarter of fiscal 2003. This loss is due to the continuing soft telecommunications market and the depressed values of telecommunications equipment provider stocks. In addition, operating results will no longer include amortization of goodwill, which amounted to $19.6 million in fiscal 2002.

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

        In fiscal 2002, we used $13.8 million of cash in operations, primarily due to the operating loss for the year, net of non-cash items including depreciation, amortization of goodwill and other acquisition related intangibles, amortization of stock compensation and the establishment of the $33 million deferred income tax valuation allowance. The other key cause for the use of cash was the increase of $13.6 million in income taxes receivable, which was due to our expected recovery of over $15 million of prior taxes paid, through the carryback of our current year losses. These uses of cash were partially offset by reductions in accounts receivable and inventory and increases in accrued expenses and deferred revenue. In fiscal 2001, we generated $28.7 million in cash from operations, primarily due to operating profits, after including the impact of non-cash items, and to a lesser extent due to a reduction in accounts receivable. These net sources of cash were partially offset by net uses of cash for increases in inventory and other current assets and reductions in accounts payable and deferred revenue balances. In fiscal 2000 we generated $34.3 million in cash from operations, primarily due to increased operating profits, increases in accounts payable, accrued expenses and deferred revenue, partially offset by an increase in accounts receivable, inventories and other current assets.

        In fiscal 2002, investing activities generated $8.0 million of cash due to $17.3 million of net cash received from the sale of our echo cancellation software technology and related assets. The sale was partially offset by increased purchases of property and equipment to support the growth in staff and the development and introduction of Titanium. In fiscal 2001, investing activities used $6.1 million, mostly for the purchase of property and equipment, offset somewhat by a net source of cash of $542,000 resulting from our purchase the net assets of Atmosphere Networks in July 2000. Investing activities used $5.3 million in fiscal 2000, with $3.0 million used to purchase our echo technology from Telinnovation, and the balance primarily relating to purchases of equipment.

        In fiscal 2002, we generated $1.6 million in financing activities, primarily due to the proceeds from shares issued under employee stock plans. In fiscal 2001 we used $1.1 million in financing activities, primarily due to the retirement in the second quarter of fiscal 2001 of approximately $4.4 million in notes payable and capital lease obligations assumed in the Atmosphere acquisition, partially offset by approximately $3.3 million from issuance of stock under our stock option plans and employee stock purchase plans. In fiscal 2000 we generated $56.5 million of cash from financing, primarily from the net proceeds from our initial public offering in June 1999 and our secondary offering in October 1999, partially offset by the redemption of Series A preferred stock, retirement of long term debt, and principal payments on our capital leases.

        As of April 30, 2002, we had cash and cash equivalents of $105.9 million as compared to $110.1 million at April 30, 2001.

        We have no material commitments other than obligations under operating leases, particularly our facility leases (see Note 6 of the Notes to our Consolidated Financial Statements) and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We currently occupy approximately 61,000 square feet in the two buildings that form our Mountain View headquarters. This facility lease expires in June 2006. We also lease a research and development facility in Australia and on in the United Kingdom, each of which contains approximately 6,000 square feet with lease terms that expire in April 2005 and October 2011, respectively. We believe that the space under the combined leases is adequate to meet our needs for at least the next twelve months. The annual rental payments for these lease commitments are approximately $2 million per year for each of the next four fiscal years and approximately $1 million in total, thereafter. We had less than $10 million of open purchase orders related to purchases of inventory, capital equipment and operating expenses substantially all of which will be received over the next 3 to 9 months.

        We believe that we will be able to satisfy our cash requirements for at least the next twelve months from our existing cash and recovery of income taxes receivable. We are also in preliminary discussions with a bank to provide a line of credit and equipment line to provide an alternative source of funds, if needed. Our ability to fund our operations beyond the next twelve months will be dependent on the acceptance of our new Titanium product and the overall demand of the telecommunications providers for new capital equipment. Should our customers' capital spending patterns not recover by the end of fiscal 2003, we could need to find additional sources of cash during fiscal 2004 or look to reductions in spending to protect our cash reserves.

Critical Accounting Policies and Estimates

        The preparation of our financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We evaluate these estimates on an ongoing basis, including those related to our allowance for bad debts, provisions for inventories, warranties, valuation and impairment of goodwill and other acquisition related intangible assets and recovery of deferred income taxes receivable. Estimates are based on our historical experience and other assumptions that we consider reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual future results may differ from these estimates in the event that facts and circumstances vary from our expectations. To the extent there are material differences between our ongoing estimates and the ultimate actual results, our future results of operations will be affected. We believe that the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition.    We generally recognize product revenue when: persuasive evidence of a definitive agreement exists; shipment to the customer has occurred, title and all risks and rewards of ownership have passed to the customer; acceptance terms, if any have been fulfilled; no significant contractual obligations remain outstanding; the fee is fixed or determinable; and collection is reasonably assured. If any of these conditions are not satisfactorily met, revenue from that transaction is deferred until all conditions are met.

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

        If we determine that the carrying amount of goodwill and other identifiable intangibles may not be recoverable, based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As previously discussed, the review and measurement of any future impairment of goodwill will be done in compliance with SFAS No. 142. Adoption of this new standard will result in elimination of goodwill amortization, which totaled $19.6 million in fiscal 2002.

        Accounting for Income Taxes.    We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as valuation allowances for bad debts and inventory, for tax and accounting purposes. These temporary differences along with net operating loss and tax credit carry forwards result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is no longer more likely than not, we must establish a valuation allowance. At April 30, 2002, we determined that a valuation allowance against our then existing deferred tax asset position was necessary. We based this decision on the fact that in the fourth quarter of 2002, we generated sufficient operating losses on a tax basis to fully recover all taxes paid in prior years. In addition, the sale of our echo canceller software technology and software generated such large loss carry forwards for tax purposes, that we could not conclude that the recovery of our deferred tax assets was still more likely than not. Should we be able to demonstrate a track record of sustained profitability in the future, some or all of the valuation allowance established in April 2002 could be reversed which would have a favorable impact on our tax rates in the quarter of adjustment. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and the liabilities and any valuation allowance recorded against our net deferred tax assets.

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

        WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

        Our revenue historically has come from a small number of customers. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business. Our five largest customers accounted for over 65%, 70% and 75% of our revenue in fiscal 2002, 2001 and 2000, respectively. For example, Qwest, our largest customer for the past few years, accounted for only 9% of our sales in fiscal 2002, a time period in which revenues were substantially less than in recent prior periods, as compared to 47% and 57% of our revenue in fiscal 2001 and 2000, respectively. As another example of this risk, in the third quarter of fiscal 2001, delays in scheduled shipments of our new OC-3 echo cancellation products to Qwest resulted in our revenues from Qwest declining to 12% of total revenue in that fiscal quarter.

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

        Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue declines in a quarter, as we experienced in the second half of fiscal 2001 and again in the second quarter of fiscal 2002, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price.

        OUR REVENUE MAY VARY FROM PERIOD TO PERIOD.

        Factors that could cause our revenue to fluctuate from period to period include:

  •
  changes in capital spending in the telecommunications industry and larger macroeconomic trends;

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

        Revenue can vary period to period if planned dates of new product introductions are missed and the product release occurs in a later quarter. As an example of this risk, we had initially planned to begin production shipment of the international version of our OC-3 echo canceller, the STM-1, in the second quarter of calendar 2001. However due to our schedule delays and prolonged customer testing of this new product, we did not ship any units for revenue in fiscal 2002. We expect our first production shipment will now occur in the first half of fiscal 2003.

        In addition, the sales cycle for our products are typically lengthy. Before ordering our products, our customers perform significant technical evaluations, which typically last up to 90 days in the case of our echo cancellation products and up to 180 days in the case of our optical communications products. Once an order is made, delivery times can vary depending on the product ordered, with delivery times for optical communications products exceeding those for our echo cancellation products. As a result, revenue forecasted for a specific customer for a particular quarter may not occur in that quarter. Because of the potential large size of our customers' orders, this would adversely affect our revenue for the quarter.

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

  •
  the timing of personnel hiring.

        If we incur such additional expenses in a quarter in which we do not experience increased revenue, our profitability would be adversely affected and we may even incur losses for that quarter, as we have continued to experience since the third quarter of fiscal 2001.

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

        However, we may not be able to successfully produce or market our new products in commercial quantities, complete product development when anticipated, or increase sales. These risks are of particular concern when a new generation product is introduced. As a result, while we believe we will achieve our product introduction dates, they may be delayed. For example, we originally expected our international version of our fifth generation echo cancellation system, the STM-1, to be available in the second quarter of calendar 2001. We now expect production shipments of the STM-1 to occur in the first half of fiscal 2003. Additionally, in fiscal 2002, sales of our fourth generation echo cancellers and our broadband system have generated the majority of our echo revenue while sales of our fifth generation, OC-3, echo cancellation system fell short of our expectations due to a sudden decline in projected demand in the second quarter of fiscal 2002 from our primary targeted customer for this product, Qwest.

        Additionally, we have invested heavily in the development of our Titanium product and, if we are unable to introduce it or introduction is delayed due to technical or other difficulties, including the inability to obtain components on a timely basis, or it does not achieve market acceptance due to the weak economic conditions and capital spending in the telecommunications industry, then we would not be able to recover our costs in developing this product. We do not anticipate any revenue from our new Titanium system prior to the fourth quarter of fiscal 2003, depending on telecommunications carrier spending, timing of trials and acceptance criteria, which could affect revenue recognition. Delays in shipping Titanium would adversely affect revenues in fiscal 2003.

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

        To date, the majority of our revenue has been derived from sales of our echo cancellation products. If we are not able to develop substantial revenue from sales of our optical communications products, our ability to grow our business may be substantially impaired due to the relatively small size of the overall echo cancellation market as compared to the optical market. We derived approximately 66%, 86% and 92% of our revenue from the sale of our echo cancellation products in fiscal 2002, 2001 and 2000, respectively. We expect that a majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

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

        In our echo cancellation business, we face competition from two major direct competitors, Tellabs and NMS. The other competition in the echo cancellation market comes from voice switch manufacturers. These manufacturers don't sell echo cancellation products or compete in the open echo cancellation market, but they integrate echo cancellation functionality within their switches, either as hardware modules or as software running on chips. The current trend in the customer base (carriers) is not to deploy echo cancellation within voice switches, and thereby favor external echo cancellation solutions, a reversal of this trend and a widespread adoption of internal echo cancellation solutions could present a competitive threat to us if the net result was the elimination of demand for our echo cancellation system products. With the down turn in spending in the telecommunications industry, service providers appear to be exploring these alternative sources of echo cancellation more thoroughly, while they wait for more robust capital spending budgets to return. If our customers decide to design these alternative sources of echo cancellation into their future network expansion, it could adversely impact the speed and duration of our echo sales recovery.

        In our nascent optical systems business, new technology breakthroughs by our competitors may impact acceptance of our product in the market and future revenues.

        Most of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we do. Such competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we will. For more information on the competition we face, see "Item 1—Business—Competition."

        IF WE DO NOT RETAIN KEY PERSONNEL FROM ACQUISITIONS, WE MAY NOT BE ABLE TO REALIZE THE BENEFITS WE EXPECT FROM OUR ACQUISITIONS.

        We believe the Atmosphere acquisition provides us with expanded opportunities in the rapidly growing optical communications market. However, our ability to successfully execute in this new market is greatly dependent on our ability to retain key personnel. Although we believe that we have provided significant incentives directly linked to continued employment, there is no guarantee that these key employees will remain in our employment until after we have successfully penetrated these markets.

        WE NOW LICENSE OUR ECHO CANCELLATION SOFTWARE FROM TI, AND IF WE DO NOT RECEIVE THE LEVEL OF SUPPORT WE EXPECT FROM TI, IT COULD ADVERSELY AFFECT OUR ECHO CANCELLATION SYSTEMS BUSINESS.

        In April 2002, we sold our echo cancellation software technology and future revenue streams from our licenses of technology acquired from Telinnovation to TI, in return for cash and a long-term license of the echo cancellation software. Although the licensing agreement has strong guarantees of support for the software used in our products, if TI were to breach that agreement in some fashion, and not deliver complete and timely support to us, this could adversely affect our success in the echo cancellation systems business.

        IF TI LICENSES ITS ECHO CANCELLATION SOFTWARE TO OTHER ECHO CANCELLATION SYSTEMS COMPANIES, THIS COULD INCREASE THE COMPETITIVE PRESSURES ON OUR ECHO CANCELLATION SYSTEMS BUSINESS.

        Under the terms of the sale agreement of our echo cancellation software to TI, TI is precluded from licensing the software to other echo cancellation systems companies for a period of two years and four years to NMS and Tellabs. If TI were to license its echo cancellation software to other echo cancellation systems companies after two years, this could increase the level of competition and adversely affect our success in our echo cancellation systems business.

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

        WE RELY ON A LIMITED SOURCE OF MANUFACTURING.    Manufacturing of our echo cancellation products and the electronic printed circuit board assemblies for our optical networking products is currently outsourced to a small number of contract manufacturers. We believe that our current contract manufacturing relationships provide us with competitive manufacturing costs for our products. However, if we or these contract manufacturers terminate any of these relationships, or if we otherwise establish new relationships, we may encounter problems in the transition of manufacturing to another contract manufacturer, which could temporarily increase our manufacturing costs and cause production delays.

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

        IF INCUMBENT AND EMERGING COMPETITIVE SERVICE PROVIDERS AND THE TELECOMMUNICATIONS INDUSTRY AS A WHOLE EXPERIENCE A CONTINUED DOWNTURN OR REDUCTION IN GROWTH RATE, THE DEMAND FOR OUR PRODUCTS WILL DECREASE, WHICH WILL ADVERSELY AFFECT OUR BUSINESS.

        We recently have experienced, as have other companies in our sector, an unexpected slowdown in infrastructure spending by our customers. This recent trend of lower capital spending in the telecommunications industry contributed to the decline in our revenues, beginning in the second half of fiscal 2001 and continuing to the present. If this trend continues, it will continue to have a negative effect on our operating results. Our success will depend in large part on continued development and expansion of voice and data communications networks. We are subject to risks of growth constraints due to our current and planned dependence on emerging competitive and privatized overseas service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, changes in regulation and consolidation.

        SOME OF THE KEY COMPONENTS USED IN OUR PRODUCTS ARE CURRENTLY AVAILABLE ONLY FROM SOLE SOURCES, THE LOSS OF WHICH COULD DELAY PRODUCT SHIPMENTS.

        We rely on certain vendors as the sole source of certain key components that we use in our echo cancellation and optical communications products. We have no guaranteed supply arrangements with these vendors. Any extended interruption in the supply of these components would affect our ability to meet scheduled deliveries of our echo cancellation products to customers. If we are unable to obtain a sufficient supply of these components, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships, and we could lose customers and orders.

        SOME SUPPLIERS OF KEY COMPONENTS MAY REDUCE THEIR INVENTORY LEVELS WHICH COULD RESULT IN LONGER LEAD TIMES FOR FUTURE COMPONENT PURCHASES AND ANY DELAYS IN FILLING OUR DEMAND MAY REDUCE OR DELAY OUR EXPECTED PRODUCT SHIPMENTS AND REVENUES.

        Although we believe there are currently ample supplies of components for our products, it is possible that in the near-term component manufacturers may reduce their inventory levels and require firm orders before they manufacture components. This reduction in stocking levels could lead to extended lead times in the future. If we are unable to procure our planned quantities of material from all prospective suppliers, and if we cannot use alternative components, we could experience revenue delays or reductions and potential harm to customer relationships. An example of this risk occurred in the third quarter of fiscal 2001 as two vendors supplying us with components used in our OC-3 product did not meet our total demand, which contributed to our revenue shortfall in that quarter.

        WE ARE INVESTING IN GROWING OUR BUSINESS, WHICH IS DIVERTING OUR MANAGEMENT'S ATTENTION FROM THE DAY-TO-DAY OPERATIONS OF OUR BUSINESS AND MAY REDUCE OUR ABILITY TO FOCUS ON FUTURE BUSINESS OPPORTUNITIES.

        We anticipate significantly expanding our business capacity to address potential growth in our customer base and market opportunities, due for the most part to our new Titanium product. Expansion of our business may strain our management personnel, operations and resources. Growth in our customer base may require us to improve our predictions of what customers are likely to need and when they will need it, which may also place further strain on our sales and marketing personnel. In response to the prolonged downturn in the telecommunications industry, we announced a headcount freeze at the end of the third quarter of this year, so any near-term plans to capitalize on potential growth will need to be fulfilled by our existing personnel. We may also experience problems in integrating new personnel into our corporate culture in light of the effects of tighter spending controls.

        WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS.

        Historically, we have sold mostly to customers in North America. We are continuing to execute on our plans to expand our international presence through the establishment of new relationships with established international OEMs, value-added resellers and distributors. However, we may still be required to hire additional personnel for the overseas market and incur other unforeseen expenditures. Our planned expansion overseas may not be successful. As we expand our sales focus further into international markets, we will face new and complex issues that we may not have faced before, such as expanded risk to currency fluctuations, manufacturing overseas and broadened import/export controls, which will put additional strain on our management personnel. In the past, substantially all of our international sales have been denominated in U.S. dollars; however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies. Additionally, the number of installations we will be responsible for is likely to increase as a result of our continued international expansion. In the past, we have experienced difficulties installing one of our echo cancellation products overseas. In addition, we may not be able to establish more relationships with OEMs, value-added resellers and distributors. If we do not, our ability to increase sales could be materially impaired.

        IF WE LOSE THE SERVICES OF ANY MEMBER OF OUR SENIOR MANAGEMENT OR KEY TECHNICAL PERSONNEL, OR ARE UNABLE TO RETAIN OR ATTRACT ADDITIONAL TECHNICAL PERSONNEL, OUR ABILITY TO CONDUCT AND EXPAND OUR BUSINESS WILL BE IMPAIRED.

        We depend heavily on Tim Montgomery, our Chairman, President and Chief Executive Officer, and on other key management and technical personnel, for the conduct and development of our business and the development of our products. Recently, we have attempted to mitigate some of this risk through some key hires. However, there is no guarantee that if we lost the services of one or more of these people for any reason, that it would not adversely affect our ability to conduct and expand our business and to develop new products. We believe that our future success will depend in large part upon our continued ability to attract, retain and motivate highly skilled employees, who are in great demand. However, we may not be able to do so.

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

        ACQUISITIONS AND INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

        From time to time, we review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. Acquisitions or investments could result in a number of financial consequences, including:

  •
  potentially dilutive issuances of equity securities;

  •
  large one-time write-offs;

  •
  reduced cash balances and related interest income;

  •
  higher fixed expenses which require a higher level of revenues to maintain gross margins;

  •
  the incurrence of debt and contingent liabilities; and

  •
  amortization expenses related to other acquisition related intangible assets and impairment of goodwill.

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

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments and our investment portfolio only includes highly liquid instruments. As a result of the short-term duration of the financial instruments in our investment portfolio, we do not believe that our financial instruments are materially sensitive to changes in interest rates. Our cash and cash equivalents as of April 30, 2002 of $105.9 million all have maturities of 30 days or less and bear an average interest rate of 1.90%. The estimated fair value of our cash and cash equivalents approximates the principal amounts of the underlying securities based on the short maturities of these financial instruments.

        To date, substantially all of our sales are denominated in U.S. dollars. As only a small amount of foreign bills are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

Item 8—Financial Statements and Supplementary Data

DITECH COMMUNICATIONS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Ditech Communications Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Ditech Communications Corporation and its subsidiaries at April 30, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

May 24, 2002
San Jose, California

DITECH COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$110,132	$105,909
Accounts receivable, net of allowance for doubtful accounts of $597 and $740 at April 30, 2001 and 2002, respectively	17,108	5,269
Inventories	15,523	13,187
Other current assets	2,965	6,461
Income taxes receivable	854	15,993
Deferred income taxes	998	—

Total current assets	147,580	146,819
Property and equipment, net	7,974	11,691
Purchased technology, net	19,435	—
Goodwill, net	61,565	35,998
Deferred income taxes	21,426	—
Other assets	4,039	9,366

Total assets	$262,019	$203,874

LIABILITIES
Current liabilities:
Accounts payable	$3,837	$3,015
Accrued expenses	7,104	9,436
Deferred revenue	245	2,900
Income taxes payable	82	1,585
Obligations under capital lease, current portion	22	—

Total liabilities	11,290	16,936

Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value: 200,000 shares authorized and 29,725 and 30,118 shares issued and outstanding at April 30, 2001 and 2002, respectively	30	30
Additional paid-in capital	270,683	272,136
Retained earnings (accumulated deficit)	6,459	(78,870)
Deferred stock compensation	(26,443)	(6,358)

Total stockholders' equity	250,729	186,938

Total liabilities and stockholders' equity	$262,019	$203,874

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended April 30,
	2000	2001	2002
Revenue	$116,946	$121,714	$41,416
Cost of goods sold	34,913	38,486	24,051

Gross profit	82,033	83,228	17,365

Operating expenses:
Sales and marketing	9,411	13,821	17,137
Research and development	8,559	34,372	53,334
General and administrative	4,296	6,716	6,230
Purchased research and development	8,684	—	—
Amortization of goodwill and other acquisition related intangible assets	1,860	20,124	24,584

Total operating expenses	32,810	75,033	101,285

Income (loss) from operations	49,223	8,195	(83,920)

Other income (expense):
Interest income	1,725	4,934	3,148
Gain on sale of echo software technology and related assets	—	—	583
Interest and other expense	(180)	(81)	(30)

Total other income (expense)	1,545	4,853	3,701

Income (loss) before provision for income taxes	50,768	13,048	(80,219)
Provision for income taxes	20,765	10,952	5,110

Net income (loss)	30,003	2,096	(85,329)
Accretion of mandatorily redeemable preferred stock to redemption value	99	—	—

Net income (loss) attributable to common stockholders	$29,904	$2,096	$(85,329)

Net income (loss) per share attributable to common stockholders:
Basic	$1.27	$0.07	$(2.90)

Diluted	$1.11	$0.07	$(2.90)

Number of shares used in per share calculations:
Basic	23,505	28,145	29,380

Diluted	27,016	30,512	29,380

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital		Deferred Stock Compensation
	Shares	Amount				Total
Balances, April 30, 1999	9,188	$9	$3,081	$(25,204)	$(1,229)	$(23,343)
Issuance of stock under employee stock plans	651	1	690	—	—	691
Issuance of common stock, net of issuance costs	8,900	9	82,376	—	—	82,385
Repurchase of common stock	(11)	—	(4)	—	—	(4)
Accretion for divided on Series A and Series B redeemable preferred stock	—	—	—	(99)	—	(99)
Redemption of Series A preferred stock	—	—	—	(337)	—	(337)
Conversion of Series B preferred stock	8,346	8	6,033	—	—	6,041
Issuance of common stock in purchase acquisition	1,200	1	68,849	—	(22,950)	45,900
Tax benefit of employee stock transactions	—	—	9,995	—	—	9,995
Deferred compensation on issuance of stock options to consultants	—	—	99	—	(99)	—
Amortization of deferred stock compensation	—	—	—	—	2,341	2,341
Net income	—	—	—	30,003	—	30,003

Balances, April 30, 2000	28,274	28	171,119	4,363	(21,937)	153,573
Issuance of stock under employee stock plans	640	1	3,338	—	—	3,339
Repurchase of common stock	(31)	—	(13)	—	—	(13)
Issuance of common stock in purchase acquisition	842	1	75,098	—	(1,742)	73,357
Deferred compensation on issuance of stock options	—	—	14,591	—	(14,591)	—
Tax benefit of employee stock transactions	—	—	6,550	—	—	6,550
Amortization of deferred stock compensation	—	—	—	—	11,827	11,827
Net income	—	—	—	2,096	—	2,096

Balances, April 30, 2001	29,725	30	270,683	6,459	(26,443)	250,729
Issuance of stock under employee stock plans	406	—	1,676	—	—	1,676
Repurchase of common stock	(13)	—	(26)	—	—	(26)
Adjustment to deferred compensation for stock option cancellations	—	—	(2,346)	—	2,346	—
Deferred compensation on issuance of stock options	—	—	104	—	(104)	—
Tax benefit of employee stock transactions	—	—	2,045	—	—	2,045
Elimination of deferred compensation in sale of echo software technology and related assets	—	—	—	—	6,056	6,056
Amortization of deferred stock compensation	—	—	—	—	11,787	11,787
Net loss	—	—	—	(85,329)	—	(85,329)

Balances, April 30, 2002	30,118	$30	$272,136	$(78,870)	$(6,358)	$186,938

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended April 30,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$30,003	$2,096	$(85,329)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,715	3,261	5,020
Increase in provision for doubtful accounts	300	255	231
Loss (gain) on disposal of property and equipment	89	(6)	(5)
Tax benefit of employee stock transactions	9,995	6,550	2,045
Deferred income taxes	(5,970)	(2,379)	22,485
Gain on sale of echo software technology and related assets	—	—	(583)
Amortization of deferred stock compensation	2,341	11,827	11,787
Amortization of goodwill and other acquisition related intangible assets	1,860	20,124	24,584
Purchased research and development	8,684	—	—
Changes in assets and liabilities:
Accounts receivable	(17,581)	3,521	11,608
Inventories	(1,990)	(9,092)	2,336
Other current assets	(263)	(2,356)	1,504
Income taxes	(1,874)	640	(13,697)
Accounts payable	2,642	(3,769)	(822)
Accrued expenses and other	2,774	(159)	2,332
Deferred revenue	1,543	(1,829)	2,655

Net cash provided by (used in) operating activities	34,268	28,684	(13,849)

Cash flows from investing activities:
Purchases of property and equipment	(1,968)	(6,068)	(7,774)
Additions to other assets	(3,305)	(580)	(1,531)
Proceeds from sale of echo software technology and related assets	—	—	17,303
Net cash received in purchase acquisitions	—	542	—

Net cash provided by (used in) investing activities	(5,273)	(6,106)	7,998

Cash flows from financing activities:
Repurchase of common stock	(4)	(13)	(26)
Principal payments on note payable	(7,313)	(2,118)	—
Principal payments under capital lease obligations	(61)	(2,270)	(22)
Redemption of Series A preferred stock	(19,655)	—	—
Proceeds from issuance of common stock	82,849	—	—
Proceeds from employee stock plan issuances	691	3,339	1,676

Net cash provided by (used in) financing activities	56,507	(1,062)	1,628

Net increase (decrease) in cash and cash equivalents	85,502	21,516	(4,223)
Cash and cash equivalents, beginning of year	3,114	88,616	110,132

Cash and cash equivalents, end of year	$88,616	$110,132	$105,909

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

  Revenue Recognition

        The Company generally recognizes product revenue when: persuasive evidence of a definitive agreement exists; shipment to the customer has occurred; title and all risks and rewards of ownership have passed to the customer; acceptance terms, if any have been fulfilled; no significant contractual obligations remain outstanding; the fee is fixed or determinable; and collection is reasonably assured.

  Warranties

        The Company offers a warranty, ranging from one year to five years, on all of its products. The warranty generally provides that the Company will repair or replace any defective product within one year to five years from the invoice date. A provision for the estimated future cost of warranty is made at the time product revenue is recognized, based on the Company's experience and expectations of future conditions.

  Research and Development

        Research and development costs are expensed as incurred.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Management believes that the financial institutions in which it maintains such deposits are financially sound and, accordingly, minimal credit risk exists with respect to these deposits. Substantially all of the Company's cash and cash equivalents are held by four major U.S. financial institutions.

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

  Intangible Assets

        The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over its estimated useful life, generally five years or less. The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives, generally five years or less. The Company continually evaluates the carrying value of goodwill and other intangible assets. If is determine that the carrying amount of goodwill and other identifiable intangibles may not be recoverable, based upon the existence of one or more indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Any impairment would be recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

        Amortization expense for purchased technology associated with the Telinnovation acquisition (see Note 3) was $1.3 million, $5.2 million and $5.0 million in fiscal 2000, 2001 and 2002, respectively. Amortization expense for goodwill associated with Telinnovation and goodwill and other intangible assets associated with the Atmosphere Networks acquisition (see Note 3) was $0.6 million, $14.9 million and $19.6 million in fiscal 2000, 2001 and 2002, respectively.

  Long-lived Assets

        The Company periodically evaluates the recoverability of its long-lived assets based upon expected undiscounted cash flows and recognizes impairment from the carrying value of long-lived assets, if any, based on the fair value of such assets.

  Certain Risks and Concentrations

        The Company's products are concentrated in the telecommunications equipment industry, which is highly competitive and rapidly changing. Revenues for the Company's products are concentrated with a relatively limited number of customers. One customer accounted for 57% and 47% of net revenues for the years ended April 30, 2000 and 2001, respectively, and two different customers accounted for 27% and 18% of net revenues for the year ended April 30, 2002. Net revenues from customers outside the United States, which were denominated in U.S. dollars, were 12%, 17% and 20% in fiscal 2000, 2001 and 2002, respectively. The Company's accounts receivable were concentrated with two customers at April 30, 2001, (representing 43% and 15% of receivables) and two customers at April 30, 2002 (36%, and 21% of receivables, respectively). The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

        A significant component of one of the Company's products is purchased from a sole vendor. If the Company were unable to obtain the component at prices reasonable to the Company, it would experience delays in redesigning the product to function with a component from an alternative supplier. The Company relies on two manufacturers for the assembly of the majority of the Company's products. The Company may experience delays if it were to shift production to an alternative vendor.

  Income taxes

        Income taxes are accounted for under the liability method. Under this method, deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes valuation allowances on its deferred tax assets when it believes that it is more likely than not that the deferred tax assets will not be recovered.

  Comprehensive Income

        There was no material difference between the Company's net income and its total comprehensive income for fiscal 2000, 2001 and 2002.

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

        The Company has recorded deferred stock compensation associated with its acquisitions of Telinnovation and Atmosphere in fiscal 2000 and 2001. The deferred stock compensation is being amortized to research and development expense over the vesting period of the options of up to four years. Amortization expense totaled $1.9 million, $11.5 million and $11.4 million in fiscal 2000, 2001 and 2002, respectively.

  Earnings per Share

        Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted earnings per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding, including the dilutive effect of stock options, using the treasury stock method, common stock subject to repurchase and the assumed conversion of all outstanding shares of Series B preferred stock. Diluted loss per share for fiscal 2002 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.

        A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Years Ended April 30,
	2000	2001	2002
Historical net income (loss) per share, basic and diluted:
Basic:
Net income (loss)	$30,003	$2,096	$(85,329)
Less accretion on mandatorily redeemable preferred stock	99	—	—

Net income (loss) attributable to common stockholders	$29,904	$2,096	$(85,329)

Weighted average shares of common stock outstanding	24,417	29,253	29,958
Less stock subject to repurchase	(912)	(1,108)	(578)

Shares used in calculation of basic per share numbers	23,505	28,145	29,380

Net income (loss) per share	$1.27	$0.07	$(2.90)

Diluted:
Net income (loss)	$30,003	$2,096	$(85,329)
Less accretion on mandatorily redeemable preferred stock	99	—	—

Net income (loss) attributable to common stockholders	$29,904	$2,096	$(85,329)

Shares used in calculation of basic per share numbers	23,505	28,145	29,380
Shares subject to repurchase	912	1,108	—
Assumed conversion of Series B preferred	894	—	—
Dilutive effect of stock options	1,705	1,259	—

Shares used in calculation of diluted per share numbers	27,016	30,512	29,380

Net income (loss) per share	$1.11	$0.07	$(2.90)

        The computation of diluted net income (loss) per share excluded the following number of options, as their effect was anti-dilutive: 685,000 in fiscal 2000; 1,685,000 in fiscal 2001; and 6,450,000 in fiscal 2002.

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 142 (SFAS 142), "Goodwill and other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS 142 supersedes Accounting Principles Board Opinion No. 17 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will cease. Instead, goodwill will be tested at least annually or whenever events or circumstances occur indicating that goodwill might be impaired. We adopted SFAS 142 on May 1, 2002. Based on the analysis done as part of our adoption of SFAS 142, we believe that an impairment loss has occurred. We are finalizing the amount of the impairment loss but expect that a write down of a substantial amount, if not all, of the goodwill balance of approximately $36 million will be recorded upon adoption of the new standard in the first quarter of fiscal 2003. In addition, operating results will no longer include amortization of goodwill, which amounted to $19.6 million in fiscal 2002.

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

3.    ACQUISITIONS

        Since fiscal 2000, the Company has completed two business acquisitions, which were accounted for as purchases. The consolidated financial statements include the operating results of each business from the date of acquisition. The Company also purchased the intellectual property and tangible assets of a third business, which was accounted for as an asset purchase.

        On February 1, 2000, the Company completed the acquisition of substantially all the assets of Telinnovation Service Corporation, Telinnovation Corporation and Telinnovation (collectively "Telinnovation") of Mountain View, California in exchange for 1,200,000 shares of the Company's common stock. A portion of these shares were being held in escrow and will be released upon completion of certain events.

        The total value of the acquisition of approximately $69 million was accounted for in three discrete components. The first, approximately $9 million related to purchased research and development, was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill was capitalized and is being amortized to expense over its estimated life of five years. The remaining $23 million relates to restricted shares, the cost of which was recorded as deferred stock compensation and is being charged as research and development expense over the three-year vesting period of the shares. Expenses for purchased technology, developed technology, goodwill and deferred stock compensation totaled $12.9 million, $15.1 million and $14.5 million, in fiscal 2000, 2001 and 2002, respectively. The technology and goodwill that was acquired as part of our acquisition of Telinnovation in 2000, was subsequently sold in April 2002 (See Note 7).

        On July 25, 2000, the Company completed the acquisition of privately held Atmosphere Networks, Inc. of Campbell, California in exchange for 841,897 shares of common stock and assumption of outstanding options, with an aggregate value of $73.4 million, and $7.9 million of cash. Acquisition costs totaled approximately $680,000. Atmosphere Networks was an emerging provider of optical networking products, enabling carriers to combine various types of traffic (voice, data and video) onto an optical network.

        The allocation of the stock and cash purchase price is summarized below (in thousands):

Net assets acquired	$15,040
Established workforce	1,500
Goodwill	65,405

Total purchase price	$81,945

        In August 2000, Ditech also granted to the employees hired in the Atmosphere acquisition, non-qualified stock options vesting over a four-year period, for approximately 750,000 shares of Ditech common stock at a price representing a 50% discount from market on the date of grant. As a result, the Company recorded deferred stock compensation of approximately $17.3 million in August 2000. The gross amount of deferred compensation has been reduced from time to time for option cancellations due to employee terminations. The deferred stock compensation is being amortized to expense ratably over the options' four-year vesting period. The cost allocated to intangible assets for the acquired workforce and goodwill is being amortized to expense over their estimated useful lives of four years. Amortization expense for stock compensation and intangible assets associated with the Atmosphere acquisition of approximately $16.5 million and $21.6 million was recorded in fiscal 2001 and 2002, respectively.

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

	Year Ended April 30,
	2000	2001
	(unaudited)
Pro forma financial information:
Revenue	$120,152	$123,260
Income (loss) from operations	$2,434	$(1,348)
Net loss attributable to common stockholders	$(4,442)	$(5,227)
Net loss per share attributable to common stockholders:
Basic	$(0.18)	$(0.18)

Diluted	$(0.18)	$(0.18)

Weighted average shares:
Basic	24,946	28,341

Diluted	24,946	28,341

        In June 2001, we completed the purchase of the intellectual property and tangible assets of Ilotron Limited, a UK based optical transport company that was in bankruptcy, for cash of approximately $890,000, including transaction costs. Independent from completing the purchase, we hired certain of Ilotron's ex-employees, principally engineers.

4.    BALANCE SHEET ACCOUNTS

  Inventories:

        Inventories comprised (in thousands):

	April 30,
	2001	2002
Raw materials	$7,345	$7,334
Work in progress	668	440
Finished goods	7,510	5,413

Total	$15,523	$13,187

  Property and Equipment:

        Property and equipment comprised (in thousands):

	April 30,
	2001	2002
Furniture and fixtures	$1,351	$1,560
Equipment	8,051	15,148
Leasehold improvements	682	829
Computer software	1,483	3,551

	11,567	21,088
Less: accumulated depreciation and amortization	(3,593)	(9,397)

Total	$7,974	$11,691

  Included in property and equipment are assets under capital leases of $209,000 at April 30, 2001, with related accumulated amortization of $126,000. The capital leases expired in fiscal 2002.

  Accrued Expenses:

        Accrued expenses comprised (in thousands):

	April 30,
	2001	2002
Accrued employee related	$4,435	$4,554
Accrued professional services	96	1,030
Accrued warranty	1,109	1,178
Other accrued expenses	1,464	2,674

Total	$7,104	$9,436

  Accrued professional services at April 30, 2002 includes $679,000 of professional fees related to the sale of the Company's echo cancellation software technology and related assets to TI in April 2002 (see Note 7).

5.    PROVISION FOR INVENTORY

        During the third quarter of fiscal 2002, the Company recorded a provision for inventory, including purchase commitments, totaling $3.5 million related to additional excess inventory for one of its echo cancellation products. This additional excess provision was due to a sudden and significant decline in the forecasted demand from the Company's primary customer for the product during that quarter, and was calculated in accordance with the Company's policy.

6.    COMMITMENTS AND CONTINGENCIES

  Leases

        The Company leases its principal office facilities in Mountain View, California under a non-cancelable operating lease expiring in June 2006. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Presently, there is no option for renewal of the lease on our Mountain View facilities. The Company also leases a research and development facility in Melbourne, Australia, of approximately 6,300 square feet plus parking with a lease term that expires in April 2005 and a research and development facility in Kent, United Kingdom, of approximately 6,000 square feet with a lease term that expires in October 2011. The Company is responsible for its share of taxes and maintenance on these facility leases. The Melbourne lease presently has no renewal option. The Kent facility has a option to terminate the lease in October 2006 for a cash penalty equal to 9 months rent. The Company also has operating leases on furniture and equipment.

        At April 30, 2002, future minimum payments under the leases are as follows (in thousands):

Years ended April 30,	Operating
2003	$2,175
2004	2,133
2005	2,179
2006	2,138
2007	509
2008 and thereafter	628

$9,762

        Rent expense under all leases for the years ended April 30, 2000, 2001 and 2002, was $1,276,000, $2,357,000 and $2,742,000, respectively.

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

7.    SALE OF ECHO CANCELLATION TECHNOLOGY

        On April 16, 2002, the Company sold its echo cancellation and voice enhancement software technology, the associated product licenses and all of the related assets to TI for an aggregate price of $26.8 million. Of the total price, $18.3 million was paid in cash on the closing and the balance is receivable over the next two years. The receivable is payable on the first and second anniversaries of the closing date in the amount of $5 million (included in other current assets) and $3.5 million

(included in other assets), respectively. The $5 million payment due on the first anniversary can be reduced in the event of any breach of Ditech's representations and warranties under the agreement. Concurrent with the closing of the sale, all of the individuals employed in the echo cancellation software group, including those individuals assumed as part of the Telinnovation acquisition in February 2000, were hired by TI. Additionally, in connection with the sale, Ditech received, at no cost, a license from TI and Telogy Networks, Inc., a wholly owned subsidiary of TI, to use the existing echo cancellation and voice enhancement software and any enhancements in Ditech's products for a period of four years. After this initial four year period expires, Ditech can license the technology on a per unit royalty formula based on the most favorable rates offered by TI to other customers.

        The sale resulted in a net gain of $583,000, which has been reported as part of other income (expense). The gain was calculated as follows (in thousands):

Proceeds from sale	$26,800
Less:
Goodwill	6,341
Purchased technology	11,469
Deferred stock compensation	6,056
Property and equipment	18
Existing license	1,354
Transaction costs	979

Net gain on sale	$583

8.    PREFERRED STOCK

        Ditech is authorized to issue, from time to time, in one or more series, 5,000,000 shares of preferred stock at a $0.001 par value. The board of directors may determine the rights, preferences, privileges and restrictions granted or imposed upon any series of preferred stock. As of April 30, 2002, no preferred stock was outstanding.

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

9.    STOCKHOLDERS' EQUITY (DEFICIT)

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

  Employee Stock Purchase Plan

        In March and April 1999, and in September 2000, the Board adopted, and the stockholders approved, the Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 816,666 shares of common stock. Employees who participate in an offering period can have up to 10% of their earnings withheld pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of the common stock on specified dates determined by the Board. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or on the specified purchase date. In fiscal 2000, 2001 and 2002, shares purchased under the plan totaled 67,958, 132,298 and 284,067 shares, respectively.

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

        In August 2000, the Board of Directors adopted the 2000 Non-Qualified Stock Plan. A total of 4,000,000 shares have been reserved under this stock option plan as of April 30, 2002. The terms of non-statutory options granted under this plan are substantially consistent with non-statutory options granted under the 1997 and 1998 plans.

        All options under all option plans described above are immediately exercisable and have a ten-year term. Shares issued through early option exercises are subject to the Company's right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of April 30, 2002, 59,982 shares were subject to repurchase.

        In March 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan. Under this stock option plan an aggregate of 300,000 shares are reserved as of April 30, 2002. Options granted under the plan have a 5-year term and are fully vested at the date of grant.

        Activity under the stock option plans referenced above was as follows (in thousands, except per share amounts):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Exercise Price	Aggregate Price	Weighted Average Exercise Price
Balances, April 30, 1999	1,114	1,728	$0.08 - $ 4.88	$3,114	$1.80
Reservation of shares	1,350
Options granted	(1,744)	1,744	$5.50 - $85.75	54,617	$31.32
Options exercised	—	(583)	$0.08 - $ 4.88	(357)	$0.61
Options canceled	177	(248)	$0.41 - $48.94	(1,839)	$7.48

Balances, April 30, 2000	897	2,641	$0.41 - $85.75	55,535	$21.00
Reservation of shares	3,600
Options granted	(3,996)	3,996	$7.19 - $79.50	75,062	$18.78
Options assumed	—	122	$2.41 - $42.15	4,187	$34.14
Options exercised	—	(508)	$0.41 - $42.15	(2,237)	$4.42
Options canceled	262	(293)	$0.41 - $85.75	(8,815)	$30.01

Balances, April 30, 2001	763	5,958	$0.41 - $85.75	123,732	$20.76
Reservation of shares	1,500
Options granted	(1,381)	1,381	$4.19 - $ 7.12	7,724	$5.59
Options exercised		(122)	$0.41 - $ 5.50	(234)	$1.91
Options canceled	754	(767)	$7.19 - $79.50	(11,752)	$15.32

Balances, April 30, 2002	1,636	6,450	$0.41 - $85.75	$119,470	$18.52

        Options outstanding and exercisable at April 30, 2002 (in thousands, except life and per share amounts):

Range of Exercise Prices	Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life Years
$ 0.41 - $ 5.20	1,157	$4.37	8.35
$ 5.50 - $ 7.19	2,678	$7.15	8.77
$ 8.41 - $18.07	800	$9.40	7.77
$22.50 - $42.15	876	$25.73	7.44
$48.94 - $85.75	939	$69.42	7.95

$ 0.41 - $85.75	6,450	$18.52	8.27

        The estimated weighted average fair value of options granted during fiscal years 2000, 2001 and 2002 was, $28.74, $21.59 and $4.38 per share, respectively. The estimated weighted average fair value of shares granted under the Employee Stock Purchase Plan was $3.51, $7.44 and $2.27 in fiscal 2000, 2001 and 2002, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. If compensation cost for the Company's stock option plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income for the years ended April 30, 2000, 2001 and 2002 would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	April 30,
	2000	2001	2002
Income (loss) before provision for income taxes, as reported	$50,768	$13,048	$(80,219)
Less: net expense per SFAS 123	9,027	42,809	33,831

Pro forma income (loss) before provision for income taxes	41,741	(29,761)	(114,050)
Less: pro forma provision (benefit) for income taxes	17,072	(6,814)	5,110

Pro forma net income (loss)	$24,669	$(22,947)	$(119,160)

Net income (loss) as reported	$30,003	$2,096	$(85,329)

Diluted net income (loss) attributable to common stockholders per share:
Pro forma	$0.91	$(0.75)	$(4.06)

As reported	$1.11	$0.07	$(2.90)

        The fair value of options granted under the Company's stock option plans during fiscal 2000, 2001 and 2002 was estimated on the date of grant using the Black-Scholes option pricing model. The model utilized the multiple option approach with the following weighted average assumptions used: no dividend yield, expected volatility of 130%, 135% and 123% in fiscal 2000, 2001 and 2002, respectively, risk-free interest rates of 6.28%, 5.29% and 4.01% in fiscal 2000, 2001 and 2002, respectively, and expected life of four years for the option plans. The Employee Stock Purchase Plan used the following weighted average assumptions: no dividend yield, expected volatility of 130%, 132% and 71% in fiscal 2000, 2001 and 2002, respectively, risk-free interest rates of 5.68%, 5.45% and 2.80% in fiscal 2000, 2001 and 2002, respectively, and expected life of six months. Forfeitures are recognized as they occur.

        During fiscal 1999, the Company granted options to certain employees under the 1997 Stock Plan and 1998 Stock Option Plan with exercise prices below the deemed fair market value of the Company's common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred compensation for the difference between the exercise price of the stock options and the fair market value of the Company's shares at the date of grant. This deferred compensation is being amortized to expense over the period during which the options become exercisable, generally four years. At April 30, 1999, the Company had recorded deferred compensation related to these options in the total amount of $1.3 million, of which $330,000, $322,000 and $283,000 had been amortized to general and administrative expense during 2000, 2001 and 2002, respectively. The gross amount of deferred compensation has been reduced from time to time for option cancellations due to employee terminations.

        In connection with the acquisition of Atmosphere Networks, the Company issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as initial deferred compensation of $17.3 million in August 2000. The gross amount of deferred compensation has been reduced from time to time for option cancellations due to employee terminations. The net deferred compensation as of April 300, 2002 of $6.1 million is being amortized to compensation expense over the remaining term of the original forty-eight month vesting period of the options. In fiscal 2001 and 2002, $3.0 million and $3.4 million, respectively, of this deferred compensation had been amortized to research and development expense.

10.    INCOME TAXES

        The provision for income taxes reflected in the statements of operations for the years ended April 30 consist of (in thousands):

	2000	2001	2002
Current:
Federal	$21,454	$11,828	$(17,505)
State	5,282	2,163	2
Foreign	—	5	128

Total current	26,736	13,996	(17,375)

Deferred:
Federal	(5,190)	(2,495)	19,291
State	(781)	(549)	3,194

Total deferred	(5,971)	(3,044)	22,485

Total	$20,765	$10,952	$5,110

        The deferred income tax provision reflects the tax effect of changes in the amounts of temporary differences during the years ended April 30, 2000 and 2001. The deferred tax provision for fiscal 2002 reflects the tax effects of changes in the amounts of temporary differences during the year, offset by the establishment of a full valuation allowance against the net deferred tax asset position as of April 30, 2002, due to uncertainty surrounding the realization of the benefit of such assets. Management periodically evaluates the recoverability of the deferred tax assets and will recognize the tax benefit only as reassessment demonstrates they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The income tax benefit associated with nonqualified stock options and disqualifying dispositions of incentive stock options and employee stock purchase plan stock are recorded as an increase to additional paid in capital.

        The components of the Company's deferred tax assets and liabilities at April 30 consisted of (in thousands):

	2001	2002
Deferred tax assets (liabilities):
Uniform capitalization	$445	$468
Depreciation	(269)	(654)
Inventory reserves	1,584	3,508
Other reserves and accruals	2,168	2,119
Purchased technology, goodwill and other intangibles	10,033	927
Tax credits	470	5,361
Net operating losses	7,993	21,329

Total deferred tax assets	22,424	33,058
Less valuation allowance	—	(33,058)

Net deferred tax assets	$22,424	$—

        The Company has federal and state tax net operating loss carryforwards of approximately $55,237,000 and $61,179,000, respectively, available to offset future taxable income. The Company has federal and state tax credit carryforwards of approximately $4,240,000 and $1,121,000, respectively. The net operating loss and tax credit carryforwards expire between 2005 and 2022 if not utilized. The

Company's tax net operating loss and tax credit carryforwards include federal and state net operating loss carryforwards of approximately $27,178,000 and $17,086,000, respectively, generated by Atmosphere Networks prior to its acquisition, and are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

        The Company's effective tax rate differs from the U.S. federal statutory income tax rate for the years ended April 30, principally due to the following:

	2000	2001	2002
Tax provision (benefit) at federal statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	6.7%	9.2%	—
Research and development credits	—	(3.9)%	—
Non-deductible goodwill and other intangible amortization	—	45.5%	9.2%
Tax-exempt interest income	(0.9)%	(10.8)%	(0.1)%
Valuation allowance	—	—	33.4%
Other, including non-deductible expenses	0.1%	8.9%	(1.1)%

Effective tax rate	40.9%	83.9%	6.4%

11.    REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

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

        Segment information (in thousands):

	Echo Cancellation Products	Optical Communications Products	Total
Year ended April 30, 2000
Segment revenue	$107,162	$9,784	$116,946
Segment gross profit	$74,912	$7,121	$82,033
Year ended April 30, 2001
Segment revenue	$104,683	$17,031	$121,714
Segment gross profit	$73,652	$9,576	$83,228
Year ended April 30, 2002
Segment revenue	$27,214	$14,202	$41,416
Segment gross profit	$12,205	$5,161	$17,365

        Geographic information (in thousands):

	Years ended April 30,
	2000	2001	2002
USA	$102,632	$101,288	$33,314
China	6,732	9,276	3,412
Latin America	1,621	4,910	1,950
Rest of World	5,961	6,240	2,740

Total	$116,946	$121,714	$41,416

        As of April 30, 2002, the Company maintained the majority of its long-lived assets in the United States. However, $1.3 million and $0.4 million of long-lived assets were maintained in the United Kingdom and Australia, respectively. Prior to 2002, substantially all of the long-lived assets were maintained in the United States.

12.    PROFIT SHARING PLAN

        The Company maintains a 401(k) profit sharing plan for all eligible employees. Employees may contribute to the Plan based on statutory limits. Any Company contributions are at the discretion of the Board of Directors. The Company made contributions to the Plan during fiscal 2000, 2001 and 2002 of $24,000, $46,000 and $55,000, respectively.

13.    RELATED PARTY TRANSACTION

        In October 2001, the Company advanced its Vice President of Optical Sales $750,000 under a secured note receivable agreement. The note, which is classified as other long-term assets on the balance sheet, is due with interest at the rate of 4.59% on November 1, 2004. The note is full recourse and secured by an investment account owned by the Vice President of Optical Sales, which has in excess of $750,000 of debt and equity instruments.

14.    SUPPLEMENTAL CASH FLOW INFORMATION

        (in thousands)

	Years ended April 30,
	2000	2001	2002
Operating:
Interest paid	$104	$87	$31
Income taxes paid	18,609	7,401	11
Non-cash financing and investing activities:
Accretion of preferred stock	99	—	—
Deferred stock compensation	22,950	16,333	(2,346)
Purchase method acquisition for common stock	37,216	73,357	—
Conversion of Series B preferred stock	6,041	—	—
Deferred compensation associated with stock options issued to consultants	99	—	104

SUPPLEMENTARY FINANCIAL DATA (unaudited)

        (in thousands, except per share data)

	Fiscal 2001				Fiscal 2002
	First Quarter (a)	Second Quarter (b)	Third Quarter (c)	Fourth Quarter (d)	First Quarter (e)	Second Quarter (f)	Third Quarter (g)	Fourth Quarter (h)
Revenue	$43,529	$45,101	$13,341	$19,743	$15,276	$7,990	$8,448	$9,702
Gross profit	$30,486	$31,557	$8,152	$13,033	$8,352	$3,812	$622	$4,579
Net income (loss) attributable to common stockholders	$11,737	$5,454	$(7,921)	$(7,174)	$(10,870)	$(15,640)	$(18,135)	$(40,684)
Basic net income (loss) per share attributable to common stockholders(f)	$0.43	$0.19	$(0.28)	$(0.25)	$(0.37)	$(0.54)	$(0.62)	$(1.36)
Diluted net income (loss) per share attributable to common stockholders(f)	$0.39	$0.18	$(0.28)	$(0.25)	$(0.37)	$(0.54)	$(0.62)	$(1.36)

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

(c)
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

(e)
Net loss attributable to common stockholders and net loss per share attributable to common stockholders for the first quarter of fiscal 2002 include amortization of goodwill and other acquisition intangible assets, amortization of deferred stock compensation, and other compensation expense, totaling $9.8 million, associated with our acquisitions of Telinnovation and Atmosphere Networks.

(f)
Net loss attributable to common stockholders and net loss per share attributable to common stockholders for the second quarter of fiscal 2002 include amortization of goodwill and other acquisition intangible assets, amortization of deferred stock compensation, and other compensation expense, totaling $9.2 million, associated with our acquisitions of Telinnovation and Atmosphere Networks.

(g)
Net loss attributable to common stockholders and net loss per share attributable to common stockholders for the third quarter of fiscal 2002 include: amortization of goodwill and other acquisition intangible assets, amortization of deferred stock compensation, and other compensation expense, totaling $9.1 million, associated with our acquisitions of Telinnovation and Atmosphere Networks; and a provision for excess OC-3 inventory on of $3.5 million.

(h)
Net loss attributable to common stockholders and net loss per share attributable to common stockholders for the fourth quarter of fiscal 2002 included: amortization of goodwill and other acquisition intangible assets, amortization of deferred stock compensation, and other compensation expense, totaling $8.1 million, associated with our acquisitions of Telinnovation and Atmosphere Networks; gain on the sale of our echo cancellation software technology and related assets of $0.6 million; and a valuation allowance for our deferred tax asset position of $33 million.

Item 9—Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

        None.

Part III

Item 10—Directors and Executive Officers of the Registrant

        The information required by this Item 10 is incorporated by reference to the information contained in the Proxy Statement to be filed no later than August 28, 2002 in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held September 20, 2002 (the "Proxy Statement") under the captions "Proposal No. 1—Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Officers of Ditech."

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

        The following documents are filed as part of this Form 10-K:

  (1)
  Financial Statements

    Reference is made to the Index to Consolidated Financial Statements of Ditech Communications Corporation under Item 8 in Part II of this Form 10-K.

  (2)
  Financial Statement Schedules

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended April 30, 2000
Allowance for doubtful accounts	$100	$300	$—	$400
Provision for excess and obsolete inventory	$642	$2,702	$(1,704)	$1,640
Year ended April 30, 2001
Allowance for doubtful accounts	$400	$255	$(58)	$597
Provision for excess and obsolete inventory	$1,640	$2,042	$(880)	$2,802
Year ended April 30, 2002
Allowance for doubtful accounts	$597	$231	$(88)	$740
Provision for excess and obsolete inventory	$2,802	$3,382	$(827)	$5,357

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Ditech Communications Corporation:

        Our audits of the consolidated financial statements referred to in our report dated May 24, 2002, appearing on page 38 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 24, 2002

  (3)
  Exhibits

    The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit	Description of document
2.1(1)	Agreement and Plan of Merger and Reorganization, dated June 21, 2000, among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation
2.2(2)
Amendment To Agreement And Plan Of Merger And Reorganization, dated as of July 25, 2000, by and among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation
2.3(3)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
3.1(4)	Restated Certificate of Incorporation of Ditech
3.2	Bylaws of Ditech, as amended and restated on March 28, 2002
3.3(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
4.5(7)	Amended and Restated Registration Agreement, dated March 19, 1999, between Ditech and certain investors
10.1(7)	Lease Agreement, dated August 31, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended January 25, 1999
10.2(7)(8)	1997 Stock Option Plan
10.3(7)(8)	1998 Amended and Restated Stock Option Plan
10.4(8)(18)	1999 Employee Stock Purchase Plan
10.5(7)(8)	1999 Non-Employee Directors' Stock Option Plan
10.6(7)(8)	Employment Agreement, dated September 1998, between Ditech and Timothy Montgomery
10.7(8)(9)	1999 Non-Officer Equity Incentive Plan
10.8(8)	Employment Offer, dated June 19, 2001, between Ditech and Lowell Trangsrud
10.14(7)	Master Amendment and Lease Schedule, dated December 15, 1998, between Ditech and BancBoston Leasing Inc.
10.16(7)(8)	Form of Indemnity Agreement to be entered between Ditech and its executive officers and directors

10.17(7)(8)	Employment Agreement dated April 27, 1999, between Ditech and Marc Schwager
10.18(7)	Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
10.19(7)(8)	Form of option agreement under the 1997 Stock Option Plan
10.20(7)(8)	Form of option agreement under the 1998 Stock Option Plan
10.21(10)(11)	Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation
10.22(12)
Asset Purchase Agreement, dated as of December 8, 1999 among Ditech Communications Corporation, Telinnovation, Telinnovation Corporation and Telinnovation Service Corporation, Charles Davis and David Shvarts
10.23(12)	Asset Purchase Agreement, dated as of December 8, 1999 among Ditech Communications Corporation, and Richard Hardy
10.24(1)	Employment Agreement, dated January 31, 2000, between Ditech and Ian Wright
10.25(13)	1999 Non-Officer Equity Incentive Plan
10.26(1)	Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LLC
10.27(1)	Stock Option Plan for Ian Wright-outside of the 1998 Stock Option Plan
10.28(8)(19)	2000 Non-Qualified Stock Option Plan
10.29(16)	Secured Promissory Note, dated as of October 11, 2001, by and between Ditech and Robert DeVincenzi
10.30(8)(17)	Bonus Plan, dated as of December 21, 2001, by and between Ditech and Robert DeVincenzi
10.31(3)(15)	Software License Agreement, dated as of April 16, 2002, by and between Ditech and Telogy
21.1	Subsidiaries of Ditech Communications Corporation
23.1	Consent of PricewaterhouseCoopers LLP

(1)
Incorporated by reference from the exhibit with corresponding number from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2000, filed July 31, 2000.

(2)
Incorporated by reference from the exhibit with corresponding number from Ditech's Current Report on Form 8-K, filed August 8, 2000.

(3)
Incorporated by reference from the exhibit with corresponding number from Ditech's Report on Form 8-K, filed April 30, 2002.

(4)
Incorporated by reference from the exhibit with corresponding number from Ditech's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed December 13, 2000.

(5)
Incorporated by reference from the exhibit with corresponding number from Ditech's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed March 14, 2001.

(6)
Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed March 30, 2001.

(7)
Incorporated by reference from the exhibits with corresponding descriptions from Ditech's Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(8)
Management contract or compensatory plan or arrangement.

(9)
Incorporated by reference from the exhibits with corresponding titles from Ditech's Registration Statement on Form S-8 (No. 333-30044), filed February 10, 2000.

(10)
Confidential treatment has been granted as to a portion of this exhibit pursuant to Rule 406 under the Securities Act. The confidential portion of such exhibit has been omitted and filed separately with the Commission.

(11)
Incorporated by reference from the exhibit with the corresponding exhibit number from Ditech's Quarterly Report on Form 10-Q for the quarter ending July 31, 1999.

(12)
Incorporated by reference from the exhibits with titles from Ditech's Current Report on Form 8-K filed February 16, 2000.

(13)
Incorporated by reference from the exhibits with titles from Ditech's Registration Statement on Form S-8 (No. 333-30044), filed February 10, 2000.

(14)
Incorporated by reference from the exhibits with titles from Ditech's Registration Statement on Form S-8 (No. 333-60882), filed May 14, 2001.

(15)
Confidential treatment has been requested for portions of this exhibit.

(16)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending October 31, 2001.

(17)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.

(18)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (No. 333-70224), filed September 26, 2001.

(19)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (No. 333-82624), filed February 12, 2002.

(4)
Reports on Form 8-K

    Ditech filed one report on Form 8-K during the fourth quarter of fiscal 2002. This report was filed on April 30, 2002 and reported under Item 2 the sale of our echo cancellation software technology and related assets and licenses to Texas Instruments, and under Item 7 the unaudited pro forma condensed consolidated financial statements relating to such sale.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 25, 2002	DITECH COMMUNICATIONS CORPORATION
	By:	/s/ TIMOTHY K. MONTGOMERY Timothy K. Montgomery President, Chief Executive Officer, and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ TIMOTHY K. MONTGOMERY Timothy K. Montgomery	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	July 25, 2002
/s/ WILLIAM J. TAMBLYN William J. Tamblyn	Vice President and Chief Financial Officer (principal financial and accounting officer)	July 25, 2002
/s/ GREGORY M. AVIS Gregory M. Avis	Director	July 25, 2002
/s/ PETER Y. CHUNG Peter Y. Chung	Director	July 25, 2002
/s/ WILLIAM A. HASLER William A. Hasler	Director	July 25, 2002
/s/ GEORGE J. TURNER George J. Turner	Director	July 25, 2002
/s/ ANDREI M. MANOLIU Andrei M. Manoliu	Director	July 25, 2002

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
Item 8—Financial Statements and Supplementary Data
DITECH COMMUNICATIONS CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
DITECH COMMUNICATIONS CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands)
DITECH COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
DITECH COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands)
DITECH COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
DITECH COMMUNICATIONS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
Item 10—Directors and Executive Officers of the Registrant
Item 11—Executive Compensation
Item 12—Security Ownership of Certain Beneficial Owners and Management
Item 13—Certain Relationships and Related Transactions
Part IV
Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K
Schedule II Valuation and Qualifying Accounts (in thousands)
SIGNATURES