Form 10-Q
period 2002-07-31
DITECH COMMUNICATIONS CORP
filed 2002-08-29
CIK 1080667

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

As of August 26, 2002, 30,343,047 shares of the Registrant's common stock were outstanding.

DITECH COMMUNICATIONS CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Communications Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,
	2002	2001
Revenue	$10,912	$15,276
Cost of goods sold	5,125	6,924

Gross profit	5,787	8,352

Operating expenses:
Sales and marketing	4,214	4,684
Research and development	11,778	11,687
General and administrative	1,459	1,450
Amortization of goodwill	—	5,062
Amortization of other acquisition related intangibles	—	1,388

Total operating expenses	17,451	24,271

Loss from operations	(11,664)	(15,919)
Other income, net	474	1,029

Loss before provision for (benefit from) income taxes	(11,190)	(14,890)
Provision for (benefit from) income taxes	45	(4,020)

Net loss before cumulative effect of accounting change	(11,235)	(10,870)
Cumulative effect of accounting change	(36,837)	—

Net loss	$(48,072)	$(10,870)

Basic and diluted loss per share before cumulative effect of accounting change	$(0.37)	$(0.37)
Basic and diluted cumulative effect of accounting change per share	$(1.22)	—

Basic and diluted loss per share	$(1.59)	$(0.37)

Weighted shares used in per share calculation:
Basic and diluted	30,223	29,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 31, 2002	April 30, 2002
Assets
Cash and cash equivalents	$97,050	$105,909
Accounts receivable, net	3,764	5,269
Inventories	12,797	13,187
Other current assets	7,316	6,461
Income taxes receivable	15,993	15,993

Total current assets	136,920	146,819
Property and equipment, net	13,655	11,691
Goodwill	—	35,998
Other assets	8,003	9,366

Total Assets	$158,578	$203,874

Liabilities and Stockholders' Equity
Accounts payable	$5,707	$3,015
Accrued expenses	7,272	9,436
Deferred revenue	3,705	2,900
Income taxes payable	1,616	1,585

Total current liabilities	18,300	16,936
Common stock	272,738	272,166
Accumulated deficit	(126,942)	(78,870)
Deferred stock compensation	(5,568)	(6,358)
Foreign currency translation adjustment	50	—

Total stockholders' equity	140,278	186,938

Total Liabilities and Stockholders' Equity	$158,578	$203,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended July 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(48,072)	$(10,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,642	1,082
Tax benefit of employee stock transactions	—	29
Deferred income taxes	—	(1,386)
Cumulative effect of accounting change	36,837	—
Amortization of deferred stock compensation	790	3,217
Amortization of goodwill	—	5,062
Amortization of other acquisition related intangible assets	—	1,388
Other	50	—
Changes in assets and liabilities:
Accounts receivable	1,505	9,409
Inventories	390	1,961
Other current assets	(855)	(497)
Income taxes	31	(2,709)
Accounts payable	2,692	(1,255)
Accrued expenses and other	(2,164)	(1,686)
Deferred revenue	805	(25)

Net cash provided by (used in) operating activities	(6,349)	3,720

Cash flows from investing activities:
Purchases of property and equipment	(3,129)	(1,224)
Additions to other assets	47	(638)

Net cash used in investing activities	(3,082)	(1,862)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(10)
Proceeds from employee stock plan issuances	572	868

Net cash provided by financing activities	572	858

Net increase (decrease) in cash and cash equivalents	(8,859)	2,716
Cash and cash equivalents, beginning of period	105,909	110,132

Cash and cash equivalents, end of period	$97,050	$112,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    DESCRIPTION OF BUSINESS

        Ditech Communications Corporation (the "Company") designs, develops and markets echo cancellation equipment and optical communications products for use in building and expanding telecommunications and cable communications networks. The Company has established a direct sales force that sells its products in the U.S. and internationally, as well as utilizing value added resellers, distributors and original equipment manufacturers internationally.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of July 31, 2002, and for the three month periods ended July 31, 2002 and 2001, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended July 31, 2002 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2002, included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 29, 2002, file number 000-26209.

Computation of Loss per Share

        Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted loss per share is calculated excluding common stock equivalents (stock options and shares subject to repurchase) as their effect is anti-dilutive.

Comprehensive Income (Loss)

        There was no difference between the Company's net loss and its total comprehensive loss for the three month period ended July 31, 2001. For the three month period ended July 31, 2002, comprehensive loss was $48,022,000 and included the impact of foreign currency translation adjustments related to it's the Company's international operations, net of tax.

Reclassifications

        Certain items in the condensed consolidated financial statements for the three months ended July 31, 2001 have been reclassified to conform to classifications used in the current fiscal year.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, ceased. Instead, goodwill is being tested annually and/or whenever events or circumstances occur indicating that goodwill might be impaired. The Company adopted SFAS 142 on May 1, 2002. See Note 4 for a complete discussion of the impacts of adoption of this new standard.

3.    BALANCE SHEET ACCOUNTS

        Inventories comprised (in thousands, unaudited):

	July 31, 2002	April 30, 2002
Raw materials	$7,214	$7,334
Work in progress	1,168	440
Finished goods	4,415	5,413

Total	$12,797	$13,187

        Accrued expenses comprised (in thousands, unaudited):

	July 31, 2002	April 30, 2002
Accrued employee related	$3,297	$4,554
Accrued professional services	308	1,030
Accrued warranty	1,336	1,178
Other accrued expenses	2,331	2,674

Total	$7,272	$9,436

        Accrued professional services at April 30, 2002 included $679,000 of professional fees related to the sale of the Company's echo cancellation software technology and related assets to TI in April 2002.

4.    ACCOUNTING FOR GOODWILL

        The changes in the carrying amount of goodwill for the three months ended July 31, 2002 are as follows (in thousands, unaudited):

Balance as of May 1, 2002	$35,998
Reclassification of acquisition related intangible asset	839
Cumulative effect of accounting change	(36,837)

Balance as of July 31, 2002	$—

        The reclassification of acquisition related intangible asset primarily relates to the net book value of the workforce intangible as it no longer meet the definition of a discrete intangible asset under the provisions of SFAS 142. This reclassification was made as part of the Company's adoption of SFAS 142.

        The Company performed a transitional impairment test of its goodwill and intangible assets as of May 1, 2002. Due to the continuing soft telecommunications market and the depressed values of telecommunications equipment provider stocks, the Company recorded a transitional goodwill impairment loss of $36.8 million which was recorded as a cumulative effect of an accounting change in the Company's Consolidated Statement of Operations. The fair value of the optical reporting unit giving rise to the transitional impairment loss was estimated using a combination of the expected present value of future cash flows and a market value approach.

        Due to the adoption of SFAS 142, the Company ceased amortizing goodwill effective May 1, 2002. Had SFAS 142 been in effect in the first quarter of fiscal 2002, the Company would not have recorded goodwill amortization expense of $5.2 million. The following table summarizes (in thousands, unaudited) the Company's net loss adjusted to exclude goodwill amortization expense and the related tax effect, as if amortization had ceased effective May 1, 2001. The net loss for the three months ended July 31, 2002 includes the transitional impairment loss of $36.8 million related to adoption of SFAS 142.

	Three Months Ended July 31,
	2002	2001
Reported net loss	$(48,072)	$(10,870)
Goodwill amortization, net of tax	—	4,928

Adjusted net loss	$(48,072)	$(5,942)

Basic and diluted earnings per share:
As reported	$(1.59)	$(0.37)
Adjusted	$(1.59)	$(0.20)

5.    Reportable Segments and Geographic Information

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

        Segment information comprises (in thousands, unaudited):

	Echo Cancellation Products	Optical Communications Products	Total
Three months ended July 31, 2002:
Segment revenue	$7,581	$3,331	$10,912
Segment gross profit	$4,290	$1,497	$5,787
Three months ended July 31, 2001:
Segment revenue	$11,142	$4,134	$15,276
Segment gross profit	$6,712	$1,640	$8,352

        Geographic revenue information comprises (in thousands, unaudited):

	Three months ended July 31,
	2002	2001
USA	$9,265	$12,265
Latin America	376	1,170
Rest of World	1,271	1,841

Total	$10,912	$15,276

        Sales for the three months ended July 31, 2002 included two customers that represented greater than 10% of total revenue (48.7% and 21.2%). Sales for the three months ended July 31, 2001 included four customers that that represented greater than 10% of total revenue (21.2%, 12.4%, 11.6% and 10.7%).

        As of July 31, 2002 and April 30, 2002, the Company maintained its long-lived assets in the following countries (in thousands, unaudited):

	July 31, 2002	April 30, 2002
USA	$11,622	9,932
United Kingdom	1,469	1,316
Australia	564	443

Total	$13,655	$11,691

6.    SUBSEQUENT EVENT

        On August 7, 2002, the Company entered into a credit facility with a bank. Borrowings under this facility may be used to fund equipment purchases of up to $5 million as well as operating expenses of up to $2 million. Qualifying equipment purchases made through February 7, 2003 can be funded through the equipment portion of this facility and payments are due in 36 equal monthly installments beginning March 2003. Advances under the equipment line bear interest at prime plus 0.50%. The revolving line of credit expires on August 7, 2003 and advances under the line bear interest at prime plus 0.25%. The credit facility is collateralized by substantially all of the Company's current and future assets and provides for certain financial covenants including but not limited to: maintenance of a minimum cash balance with the bank of $10 million; a minimum quick ratio of 2.00 to 1.00; minimum tangible net worth of $75 million plus 50% of all proceeds from the sale of subordinated debt or equity securities subsequent to August 7, 2002; and minimum quarterly unrestricted cash of at least $30 million. The facility also restricts the payment of dividends and limits the Company's ability to dispose of all or substantially all of its assets or to merge with another company.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended April 30, 2002, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 29, 2002. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See "Future Growth and Operating Results Subject to Risk" at the end of this Item 2 for factors that could cause future results to differ materially.

Overview

        We design, develop and market equipment used in building and expanding telecommunications networks. Our products fall into two categories, echo cancellation equipment and equipment that enables and facilitates communications over fiber optic networks. To date, the majority of our revenue has been derived from sales of our echo cancellation products. Since entering the echo cancellation market, we have continued to refine our echo cancellation product to meet the needs of the ever-changing telecommunications marketplace. We are currently selling our fifth generation echo cancellation product, which began production shipments in the fourth quarter of fiscal 2001. We began sales of our first optical communications product in September 1996. Since that time our optical communications products have also evolved to meet the changing needs of our customers. The current optical amplifier technology began shipment in fiscal 2001. Our optical business is also in the process of taking a major step forward from being a subsystem provider to offering a complete optical switching and transport system, known as Titanium. However, Titanium remains under development, and we currently are unable to predict when, if ever, we will receive any revenue from this product.

        Since completing our initial public offering in June 1999, we have completed three acquisitions. All of these acquisitions were done to bring needed technical skills into our research and development groups to aid in new product introductions.

        On February 1, 2000, we completed our acquisition of substantially all of the assets of Telinnovation in exchange for a total of 1,200,000 shares of common stock. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $69 million was accounted for in three discrete components. The first, approximately $9 million related to purchased research and development, was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill was capitalized and was being amortized to expense over its estimated life of 5 years. The remaining $23 million relates to restricted shares, the cost of which was recorded as deferred stock compensation and was being charged to compensation expense in our research and development operations over the three year vesting period of the shares, assuming the holders of the restricted shares remain in our employ during the vesting period. In April 2002, we sold the echo cancellation software technology and related assets, including the goodwill and purchased technology, and the deferred stock compensation, previously recorded as part of our acquisition of Telinnovation, to TI for a nominal gain.

        On July 25, 2000, we completed our acquisition of Atmosphere Networks Inc. in exchange for a total of 841,897 shares of common stock and assumption of outstanding options with a collective aggregate value of $73.4 million, and $7.9 million of cash. Acquisition costs totaled approximately $680,000. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $82 million comprises approximately $15.0 million in net assets, $1.5 million associated with the value of the established workforce and $65.4 million of goodwill. The goodwill and established workforce costs were capitalized and were being amortized over their estimated lives of four years. Effective May 1, 2002, we adopted SFAS 142, which replaces the amortization of goodwill with a regular evaluation of the remaining unamortized balance of goodwill for impairment. Upon adoption, we recorded a transitional impairment of the unamortized goodwill balance associated with this acquisition of $36.8 million, which has been reported as a cumulative effect of accounting change.

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

        To date, the majority of our revenue has been derived from sales of our echo cancellation products. We derived approximately 70% of our revenue from the sale of our echo cancellation products in the first three months of fiscal 2003 and 66% and 86% of our revenue from the sale of our echo cancellation products in fiscal years 2002 and 2001, respectively. We expect that a majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

        Historically the majority of our sales have been to customers in the U.S. These customers accounted for approximately 85% of our revenue in the first three months of fiscal 2003 and 80% and 83% of our revenue in fiscal years 2002 and 2001, respectively. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, substantially all of our international sales have been export sales and denominated in U.S. dollars.

        Our revenue historically has come from a small number of customers. Our five largest customers accounted for over 80% of our revenue in the first three months of fiscal 2003 and 65% and 70% of our revenue in fiscal years 2002 and 2001, respectively. Qwest, our largest customer for the past few years, accounted for only 1% of our sales in the first three months of fiscal 2003, as compared to 20% and 47% of our revenue in fiscal 2002 and 2001, respectively, when overall revenue levels were much higher.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three months ended July 31,
	2002	2001
Revenue	100.0%	100.0%
Cost of goods sold	47.0	45.3
Gross Profit	53.0	54.7
Operating expenses:
Sales and marketing	38.6	30.7
Research and development	107.9	76.5
General and administrative	13.4	9.5
Amortization of goodwill	—	33.4
Amortization of other acquisition related intangibles	—	8.8
Total operating expenses	159.9	158.9
Loss from operations	(106.9)	(104.2)
Other income, net	4.3	6.7
Loss before provision for (benefit from) income taxes	(102.6)	(97.5)
Provision for (benefit from) income taxes	0.4	(26.3)
Net loss before cumulative effect of accounting change	(103.0)	(71.2)
Cumulative effect of accounting change	(337.6)	—
Net loss	(440.6)%	(71.2)%

THREE MONTHS ENDED JULY 31, 2002 AND 2001.

        Revenue.    Revenue in the first quarter of fiscal 2003 was $10.9 million compared to $15.3 million in the first quarter of fiscal 2002. The decline was due to a slowdown in infrastructure spending within our industry, which impacted our business starting in the third quarter of fiscal 2001 and continues through the present. Revenue from echo cancellation products was $7.6 million in the first quarter of fiscal 2003, down 32% from $11.1 million in the first quarter of fiscal 2002, due primarily to the continued slow capital spending patterns in the telecommunications industry. Revenue from optical products was $3.3 million in the first quarter of fiscal 2003, a decrease of 20% from $4.1 million in the first quarter of fiscal 2002, as our optical products were also impacted by the slowdown in telecommunications spending.

        Geographically, our first quarter fiscal 2003 revenue remained primarily domestic at 85% of total worldwide revenue, which is relatively consistent with the past few fiscal years. The slowdown in capital spending in the telecommunications industry we first experienced in the latter half of fiscal 2001 and throughout fiscal 2002 has continued into fiscal 2003, and we anticipate it will continue to have a substantial effect on our revenues for the foreseeable future. We expect that sales of our echo cancellation products will remain the source of the majority of our revenue at least through fiscal 2003.

        Cost of Goods Sold.    Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory and warranty expenses and other indirect costs. Cost of goods sold decreased to $5.1 million in the first quarter of fiscal 2003 from $6.9 million in the first quarter of fiscal 2002 due to the decline in sales of both our echo cancellation and optical products.

        Gross Profit.    Gross margin decreased to 53% in the first quarter of fiscal 2003 from 55% in the first quarter of fiscal 2002. The primary factor contributing to the decline in gross margin was the relatively fixed manufacturing overhead costs, which represented a larger percentage of revenue as revenue declined. Overall product mix had a limited impact on margins as declines in echo cancellation product margins and a decline in the mix of higher margin echo cancellers towards lower margin optical products was substantially offset by improvements in margins on our optical products. Gross margins for echo cancellation products declined to 57% in the first quarter of fiscal 2003 from 60% in the first quarter of fiscal 2002, due to an increase in fixed costs as a percentage of revenue and a decrease in the average selling price of certain products. Gross margins for optical communications products increased to 45% in the first quarter of fiscal 2003 from 40% in the same period of the prior fiscal year, related primarily to the shift in the mix of optical products towards higher margin units and cost reductions in certain key optical components.

        Sales and Marketing.    Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Sales and marketing expenses decreased to $4.2 million in the first quarter of fiscal 2003 from $4.7 million in the first quarter of fiscal 2002. While we continued to develop marketing programs to support the introduction of our Titanium product, we were able to reduce travel and related expenses as we reduced discretionary spending in this area. We expect that sales and marketing spending will remain relatively flat in the coming quarter.

        Research and Development.    Research and development expenses primarily consist of personnel costs, contract consultants, equipment and supplies used in the development of echo cancellation and optical communications products, as well as amortization of deferred stock compensation associated with the Telinnovation and Atmosphere acquisitions. Research and development expenses increased to $11.8 million in the first quarter of fiscal 2003 from $11.7 million in the first quarter of fiscal 2002. The increase is related to increased personnel costs, materials costs and depreciation, which aggregated an increase of approximately $3.1 million, associated with new product research and development efforts primarily for our optical communications product lines, principally our Titanium optical system. These increases were substantially offset by a decline in costs related to echo cancellation software development (principally amortization of deferred stock compensation) due to the sale of our echo cancellation software technology to Texas Instruments (TI) in April 2002 and reduced consulting costs as consultants were replaced by employees, together which aggregated approximately $2.9 million in spending reductions. Year over year, headcount in the optical research and development groups has increased to 124 employees at the end of the first quarter of fiscal 2003 from 91 employees at the end of the first quarter last year. Most of the employment growth has been in the area of optical engineers. Research and development expenses for the first quarter of fiscal 2003, and fiscal 2002 included $0.7 and $3.1 million, respectively, of amortization of deferred stock compensation associated with the Telinnovation and Atmosphere acquisitions. Approximately $1.9 million of the decline in stock compensation is related to sale of our echo cancellation software technology and the transfer of the software engineers to TI in April 2002, resulting in no amortization charges with respect to our acquisition of Telinnovation in the first quarter of fiscal 2003, and the remainder being attributable to the decline in stock compensation for employee terminations from our acquisition of Atmosphere Networks. We expect research and development expenses to decline in the second quarter of fiscal 2003 from the levels in the first quarter of 2003 as the level of prototype spending begins to decline.

        General and Administrative.    General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. General and administrative expenses of $1.5 million in the first quarter of fiscal 2003 were nominally more than the same period in the prior fiscal year. We expect general and administrative expenses to remain relatively flat for the foreseeable future.

        Amortization of Goodwill and Other Intangible Assets.    Amortization expense was eliminated in its entirety in the first quarter of 2003, a decline of $6.5 million from the first quarter of fiscal 2002. The elimination was due to two factors: first, the sale of our echo cancellation software technology in April 2002 resulted in the elimination of amortization related to the goodwill ($568,000) and intangibles ($1.3 million) from our acquisition of Telinnovation; and second, the balance was due to the elimination of amortization related to goodwill ($4.5 million) and the employee intangible ($93,000) associated with our acquisition of Atmosphere, upon adoption of SFAS 142. See Note 4 of our financial statements included in Item 1 above for changes to the accounting treatment for goodwill and other intangible assets prescribed by SFAS 142.

        Other Income (Expense).    Other income (expense) consists of interest income on our invested cash and cash equivalent balances, offset by a nominal amount of interest expense attributable to our capital leases. Other income decreased to $474,000 in the first quarter of fiscal 2003 from $1.0 million in the same period of the prior fiscal year. The decrease was primarily attributable to lower interest rates reducing our earnings on invested balances.

        Income Taxes.    Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the first quarter of fiscal 2003 was a provision of 0.4% and was a benefit of 27.0% in the first quarter of fiscal 2002. The low provision rate for the first quarter of fiscal 2003 is due to taxes on our international operations. In the fourth quarter of fiscal 2002, we discontinued recording tax benefits associated with our domestic operating losses due to uncertainty about the recoverability of our net operating loss carry forward position. We will continue to not record any benefit from these operating loss carry forwards until such time as we have generated a sufficient pattern of profitability. As such, we would expect to continue to report a limited tax provision for the foreseeable future related to our international operations.

        Cumulative Effect of Accounting Change.    The $36.8 million reported in the first quarter of fiscal 2003 represents the transitional impairment loss for previously recorded goodwill, which we recorded in connection with our adoption of SFAS 142 effective May 1, 2002. There was no accounting change in the same period last year.

STOCK-BASED COMPENSATION

        We recorded deferred compensation of $1,320,000 as of April 30, 1999, as a result of stock options granted in fiscal 1999. We are amortizing the deferred compensation to general and administrative expense over the corresponding vesting period of the stock options. We amortized approximately $47,000 and $78,000 of this deferred compensation in the first quarter of fiscal 2003, and fiscal 2002, respectively.

        Associated with the acquisition of Telinnovation in February 2000, we recorded $23 million of deferred compensation related to 400,000 restricted shares granted to the Telinnovation employees. These restricted shares were tied to the employees' continuing employment with Ditech. The deferred compensation was being amortized as research and development expense over the three-year vesting period of the restricted shares. As part of the disposition of our echo software technology to TI, TI became the custodian of these restricted shares and will release them to the Telinnovation employees, who now work for TI, as they are earned. Should a former Telinnovation employee leave their employment prior to earning their restricted shares, the shares would be forfeited to TI. Because all former Telinnovation employees have left our employment and are now working for TI, the net deferred stock compensation of $6.1 million remaining on April 15, 2002 was written off as part of the sale transaction. Therefore, there was no amortization recorded in the first quarter of fiscal 2003 nor will there be any future amortization related to deferred stock compensation associated with our acquisition of Telinnovation. We amortized approximately $1.9 million of this deferred compensation in the first quarter of fiscal 2002.

        Associated with the acquisition of Atmosphere on July 25, 2000, we recorded $2.4 million of deferred compensation related to unvested options assumed in the acquisition. This amount has been reduced from time to time due to option cancellations associated with employee terminations. This deferred compensation is being amortized to research and development expense over the remaining terms of the original twenty-four month vesting period of the options. In connection with the acquisition of Atmosphere, we issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as deferred compensation of $17.3 million in August 2000. Subsequent to recording this deferred compensation in August 2000, the gross amount of deferred compensation has been reduced from time to time for the impact of option cancellations due to employee terminations. The net deferred compensation is being amortized to research and development expense over the remaining term of the original forty-eight month vesting period of the options. The Atmosphere-related deferred compensation expense totaled approximately $718,000 in the first quarter of fiscal 2003 and approximately $1.2 million in the first quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

        Operating activities used $6.3 million in cash in the first quarter of fiscal 2003, primarily due to the net loss for the quarter, net of non-cash items including deprecation, amortization of stock compensation and the cumulative effect of the accounting change related to the transitional impairment of goodwill. Further offsetting the net loss for the period was a $2.4 million change in assets and liabilities resulting from reductions in accounts receivable and inventories and increased levels of deferred revenue and accounts payable, offset in part by increased accrued expenses and other. In the first quarter of fiscal 2002 we generated $3.7 million in cash from operations despite the net loss for the quarter, primarily due to $9.4 million of collections of accounts receivable and a $2.0 million reduction in inventories, partially offset by an increase in income taxes receivable and other current assets and reductions in accrued expenses and accounts payable.

        Investing activities used $3.1 million, primarily related to purchases of lab and test equipment associated with our preparation for the introduction of our new Titanium product. In the first quarter of fiscal 2002, we used $1.9 million primarily due to purchases of property and equipment and approximately $884,000 of tangible assets and intellectual property purchased from Ilotron Limited in June of 2001.

        Financing activities generated $572,000 in the first quarter of fiscal 2003and $858,000 in the first quarter of fiscal 2002, primarily due to funding related to semiannual employee stock purchase plans.

        As of July 31, 2002, we had cash and cash equivalents of $97.1 million as compared to $105.9 million at April 30, 2002. In August 2002, we recovered over $15 million of tax refunds related to the carry back of our operating losses in fiscal 2002 to prior tax years. Also in August 2002, we established a line of credit to borrow up to $5.0 million for purchases of fixed assets and $2 million for operating purposes, for which no borrowings were outstanding as of July 31, 2002. This line of credit expires on August 7, 2003. The credit facility is collateralized by substantially all of our current and future assets and requires that we maintain certain financial covenants in order to be able to draw down on it.

        We have no material commitments other than obligations under operating leases, particularly our facility leases and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We currently occupy approximately 61,000 square feet in the two buildings that form our Mountain View headquarters. This facility lease expires in June 2006. We also lease a research and development facility in Australia and one in the United Kingdom, each of which contains approximately 6,000 square feet with lease terms that expire in April 2005 and October 2011, respectively. We believe that the space under the combined leases is adequate to meet our needs for at least the next twelve months. The annual rental payments for these lease commitments are approximately $2 million per year for each of the next four fiscal years and approximately $1 million in total, thereafter. At July 31, 2002, we had approximately $10 million of open purchase orders related to purchases of inventory, capital equipment and operating expenses substantially all of which will be received over the next three to nine months.

        We believe that we will be able to satisfy our cash requirements for at least the next twelve months from our existing cash and the recovery of income taxes receivable, as well as the line of credit that was established in August 2002. Our ability to fund our operations beyond the next twelve months will be dependent on the amount of research and development activities that we devote to the development of Titanium, the acceptance of our new Titanium product and the overall demand of the telecommunications providers for new capital equipment. Should our customers' capital spending patterns not recover by the end of fiscal 2003, we could need to find additional sources of cash during fiscal 2004 or reduce our spending to protect our cash reserves.

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

        WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

        Our revenue historically has come from a small number of customers. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business. Our five largest customers accounted for over 80% of our revenue in the first three months of fiscal 2003 and 65% and 70% of our revenue in fiscal 2002 and 2001, respectively. For example, Qwest, our largest customer for the past few years, accounted for only 1% of our revenue in the first three months of fiscal 2003 and only 9% of our sales in fiscal 2002, time periods in which revenues were substantially less than in recent prior periods, as compared to 47% of our revenue in fiscal 2001.

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

        In addition, the sales cycle for our products is typically lengthy. Before ordering our products, our customers perform significant technical evaluations, which typically last up to 90 days in the case of our echo cancellation products and up to 180 days in the case of our optical communications products. Once an order is placed, delivery times can vary depending on the product ordered, with delivery times for optical communications products exceeding those for our echo cancellation products. As a result, revenue forecasted for a specific customer for a particular quarter may not occur in that quarter. Because of the potential large size of our customers' orders, this would adversely affect our revenue for the quarter.

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

        Additionally, we have invested heavily in the development of our Titanium product and, if we are unable to introduce it or introduction is delayed due to technical or other difficulties, including the inability to obtain components on a timely basis, or it does not achieve market acceptance due to the weak economic conditions and capital spending in the telecommunications industry, then we would not be able to recover our costs in developing this product. Due to the continued softness in the telecommunications market for large switching and transport systems, we no longer believe that we will receive any revenue from our new Titanium system in fiscal 2003. Although we believe we can attain our revenue goals for the current fiscal year without Titanium sales, a further protracted delay in customers ordering this product could adversely impact revenue growth in fiscal 2004.

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

        To date, the majority of our revenue has been derived from sales of our echo cancellation products. If we are not able to develop substantial revenue from sales of our optical communications products, our ability to grow our business may be substantially impaired due to the relatively small size of the overall echo cancellation market as compared to the optical market. We derived approximately 70% of our revenue from the sale of our echo cancellation products in the first three months of fiscal 2003 and 66% and 86% of our revenue from the sale of our echo cancellation products in fiscal 2002 and 2001, respectively. We expect that a majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

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

        In our echo cancellation business, we face competition from two major direct competitors, Tellabs and Natural Microsystems (NMS). The other competition in the echo cancellation market comes from voice switch manufacturers. These manufacturers don't sell echo cancellation products or compete in the open echo cancellation market, but they integrate echo cancellation functionality within their switches, either as hardware modules or as software running on chips. The current trend in the customer base (carriers) is not to deploy echo cancellation within voice switches, and thereby favor external echo cancellation solutions, a reversal of this trend and a widespread adoption of internal echo cancellation solutions could present a competitive threat to us if the net result was the elimination of demand for our echo cancellation system products. With the down turn in spending in the telecommunications industry, service providers appear to be exploring these alternative sources of echo cancellation more thoroughly, while they wait for more robust capital spending budgets to return. If our customers decide to design these alternative sources of echo cancellation into their future network expansion, it could adversely impact the speed and duration of our echo sales recovery.

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

        IF WE DO NOT RETAIN KEY PERSONNEL FROM ACQUISITIONS, WE MAY NOT BE ABLE TO REALIZE THE BENEFITS WE EXPECT FROM OUR ACQUISITIONS.

        We believe the Atmosphere and Ilotron acquisitions provide us with expanded opportunities in the rapidly growing optical communications market. However, our ability to successfully execute in this new market is greatly dependent on our ability to retain key personnel. Although we believe that we have provided significant incentives directly linked to continued employment, there is no guarantee that these key employees will remain in our employment until after we have successfully penetrated these markets.

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

        Under the terms of the sale agreement of our echo cancellation software to TI, TI is precluded from licensing the software to other echo cancellation systems companies for a period of two years and to NMS and Tellabs for a period of four years. If TI were to license its echo cancellation software to other echo cancellation systems companies after two years, this could increase the level of competition and adversely affect our success in our echo cancellation systems business.

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

        We have experienced, and continue to experience, as have other companies in our sector, a slowdown in infrastructure spending by our customers. This trend of lower capital spending in the telecommunications industry contributed to the decline in our revenues, beginning in the second half of fiscal 2001 and continuing to the present. If this trend continues, it will continue to have a negative effect on our operating results. Our success will depend in large part on continued development and expansion of voice and data communications networks. We are subject to risks of growth constraints due to our current and planned dependence on emerging competitive and privatized overseas service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, changes in regulation and consolidation.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in the market risk of our investment portfolio from April 30, 2002, the end of our last fiscal year. Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments and our investment portfolio only includes highly liquid instruments. As a result of the short-term duration of the financial instruments in our investment portfolio, we do not believe that our financial instruments are materially sensitive to changes in interest rates. Our cash and cash equivalents as of July 31, 2002 of $97.1 million all have maturities of 30 days or less and bear an average interest rate of 1.85%. The estimated fair value of our cash and cash equivalents approximates the principal amounts of the underlying securities based on the short maturities of these financial instruments.

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

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit		Description of document
2.1	(1)	Agreement and Plan of Merger and Reorganization, dated June 21, 2000, among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation
2.2	(2)
		Amendment To Agreement And Plan Of Merger And Reorganization, dated as of July 25, 2000, by and among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation
2.3	(3)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
3.1	(4)	Restated Certificate of Incorporation of Ditech
3.2	(5)	Bylaws of Ditech, as amended and restated on March 28, 2002
3.3	(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	(7)	Specimen Stock Certificate
4.3	(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4	(6)	Form of Rights Certificate
4.5	(7)	Amended and Restated Registration Agreement, dated March 19, 1999, between Ditech and certain investors
10.9		Employment Offer, dated April 30, 2002, between Ditech and Sandeep Pombra
99.1		Certification of Chief Executive Officer and Chief Financial Officer

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

(5)
Incorporated by reference from the exhibit with corresponding number from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2002, filed July 29, 2002.

(6)
Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed March 30, 2001.

(7)
Incorporated by reference from the exhibits with corresponding descriptions from Ditech's Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(b)  Reports on Form 8-K

        Ditech filed no reports on Form 8-K during the first quarter of fiscal 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Communications Corporation
Date: August 29, 2002	By:	/s/ WILLIAM J. TAMBLYN William J. Tamblyn Vice President Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT LIST

Exhibit		Description of document
2.1	(1)
		Agreement and Plan of Merger and Reorganization, dated June 21, 2000, among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation
2.2	(2)
		Amendment To Agreement And Plan Of Merger And Reorganization, dated as of July 25, 2000, by and among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation
2.3	(3)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
3.1	(4)	Restated Certificate of Incorporation of Ditech
3.2	(5)	Bylaws of Ditech, as amended and restated on March 28, 2002
3.3	(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	(7)	Specimen Stock Certificate
4.3	(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4	(6)	Form of Rights Certificate
4.5	(7)	Amended and Restated Registration Agreement, dated March 19, 1999, between Ditech and certain investors
10.9		Employment Offer, dated April 30, 2002, between Ditech and Sandeep Pombra
99.1		Certification of Chief Executive Officer and Chief Financial Officer

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

(5)
Incorporated by reference from the exhibit with corresponding number from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2002, filed July 29, 2002.

(6)
Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed March 30, 2001.

(7)
Incorporated by reference from the exhibits with corresponding descriptions from Ditech's Registration Statement (No. 333-75063), declared effective on June 9, 1999.

QuickLinks

DITECH COMMUNICATIONS CORPORATION TABLE OF CONTENTS
  ITEM I. Financial Statements
Ditech Communications Corporation Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
Ditech Communications Corporation Condensed Consolidated Balance Sheets (in thousands) (unaudited)
Ditech Communications Corporation Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
DITECH COMMUNICATIONS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
Part II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS ON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT LIST