Form 10-Q
period 2002-10-31
DITECH COMMUNICATIONS CORP
filed 2002-12-16
CIK 1080667

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-26209

Ditech Communications Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2935531 (I.R.S. Employer Identification Number)
825 East Middlefield Road Mountain View, California 94043 (650) 623-1300 (Address, including zip code, and telephone number, including area code, of registrant's executive offices)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2of the Exchange Act). YES ☐    NO ☒

As of December 6, 2002, 30,453,239 shares of the Registrant's common stock were outstanding.

DITECH COMMUNICATIONS CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM I.    Financial Statements

Ditech Communications Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Revenue	$12,111	$7,990	$23,023	$23,266
Cost of goods sold	9,759	4,178	14,884	11,102

Gross profit	2,352	3,812	8,139	12,164

Operating expenses:
Sales and marketing	4,314	4,407	8,528	9,091
Research and development	9,832	13,998	21,610	25,685
General and administrative	1,462	1,754	2,921	3,204
Restructuring charge	6,771	—	6,771	—
Amortization of goodwill	—	4,857	—	10,012
Amortization of other acquisition related intangibles	—	1,296	—	2,591

Total operating expenses	22,379	26,312	39,830	50,583

Loss from operations	(20,027)	(22,500)	(31,691)	(38,419)
Other income, net	498	1,075	972	2,104

Loss before provision for (benefit from) income taxes	(19,529)	(21,425)	(30,719)	(36,315)
Provision for (benefit from) income taxes	64	(5,785)	109	(9,805)

Net loss before cumulative effect of accounting change	(19,593)	(15,640)	(30,828)	(26,510)
Cumulative effect of accounting change	—	—	36,837	—

Net loss	$(19,593)	$(15,640)	$(67,665)	$(26,510)

Basic and diluted loss per share before cumulative effect of accounting change	$(0.65)	$(0.54)	$(1.02)	$(0.91)
Basic and diluted cumulative effect of accounting change per share	—	—	(1.21)	—

Basic and diluted loss per share	$(0.65)	$(0.54)	$(2.23)	$(0.91)

Weighted shares used in per share calculation:
Basic and diluted	30,360	29,219	30,291	29,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2002	April 30, 2002
Assets
Cash and cash equivalents	$96,100	$105,909
Accounts receivable, net	4,229	5,269
Inventories	7,774	13,187
Other current assets	6,916	6,461
Income taxes receivable	—	15,993

Total current assets	115,019	146,819
Property and equipment, net	9,895	11,691
Goodwill	—	35,998
Other assets	7,804	9,366

Total Assets	$132,718	$203,874

Liabilities and Stockholders' Equity
Accounts payable	$1,416	$3,015
Accrued expenses	7,667	9,436
Deferred revenue	73	2,900
Income taxes payable	1,825	1,585

Total current liabilities	10,981	16,936

Common stock	30	30
Additional paid-in capital	272,370	272,136
Accumulated deficit	(146,535)	(78,870)
Deferred stock compensation	(4,183)	(6,358)
Foreign currency translation adjustment	55	—

Total stockholders' equity	121,737	186,938

Total Liabilities and Stockholders' Equity	$132,718	$203,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended October 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(67,665)	$(26,510)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,961	2,322
Decrease in provision for doubtful accounts	—	(36)
Tax benefit of employee stock transactions	—	650
Deferred income taxes	—	(4,079)
Cumulative effect of accounting change	36,837	—
Amortization of deferred stock compensation	1,501	6,311
Amortization of goodwill	—	10,012
Amortization of other acquisition related intangible assets	—	2,591
Restructuring costs and other special charges	8,975	—
Other	55	(5)
Changes in assets and liabilities:
Accounts receivable	1,040	13,624
Inventories	15	(20)
Other current assets	(455)	(1,245)
Income taxes	16,233	(3,940)
Accounts payable	(1,599)	2,540
Accrued expenses	(1,769)	960
Deferred revenue	(2,827)	15

Net cash provided by (used in) operating activities	(6,698)	3,190

Cash flows from investing activities:
Purchases of property and equipment	(3,835)	(4,681)
Additions to other assets	—	(1,545)

Net cash used in investing activities	(3,835)	(6,226)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(17)
Proceeds from employee stock plan issuances	724	898

Net cash provided by financing activities	724	881

Net decrease in cash and cash equivalents	(9,809)	(2,155)
Cash and cash equivalents, beginning of period	105,909	110,132

Cash and cash equivalents, end of period	$96,100	$107,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    DESCRIPTION OF BUSINESS

        Ditech Communications Corporation (the "Company") designs, develops and markets echo cancellation equipment and optical communications products for use in building and expanding telecommunications and cable communications networks. The Company has established a direct sales force that sells its products in the U.S. and internationally, as well as utilizing value added resellers, distributors and original equipment manufacturers both domestically and internationally.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of October 31, 2002, and for the three and six month periods ended October 31, 2002 and 2001, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended October 31, 2002 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2002, included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 29, 2002, file number 000-26209.

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

Comprehensive Loss

        There was no difference between the Company's net loss and its total comprehensive loss for the three and six month periods ended October 31, 2001. For the three and six month periods ended October 31, 2002, comprehensive loss was $19,588,000 and $67,610,000, respectively, and included the impact of foreign currency translation adjustments related to the Company's international operations, net of tax.

Income Taxes

        Beginning in the fourth quarter of fiscal 2002, the Company began recording a valuation allowance against 100% of its net deferred tax assets due to uncertainty surrounding the realization of such future tax benefits due to the Company's net operating loss carryforward position. Management periodically evaluates the recoverability of the deferred tax assets and will recognize the tax benefit only as the reassessment demonstrates they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance will be reduced.

Reclassifications

        Certain items in the condensed consolidated financial statements for the three and six months ended October 31, 2001 have been reclassified to conform to classifications used in the current fiscal year.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, ceased. Instead, goodwill is being tested annually and/or whenever events or circumstances occur indicating that goodwill might be impaired. The Company adopted SFAS 142 on May 1, 2002. See Note 6 for a complete discussion of the impact of adoption of this new standard.

        In June, 2002, the FASB issued FASB Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)." SFAS 146 requires that liabilities associated with an exit or disposal activity be recognized at fair value only when the liability is incurred, as defined by FASB Concepts Statement No. 6. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company does not expect that adoption of this standard will have a material impact.

3.    BALANCE SHEET ACCOUNTS

        Inventories comprised (in thousands, unaudited):

	October 31, 2002	April 30, 2002
Raw materials	$3,303	$7,334
Work in progress	1,044	440
Finished goods	3,427	5,413

Total	$7,774	$13,187

        Accrued expenses comprised (in thousands, unaudited):

	October 31, 2002	April 30, 2002
Accrued employee related	$3,228	$4,554
Accrued professional services	197	1,030
Accrued warranty	1,467	1,178
Other accrued expenses	2,775	2,674

Total	$7,667	$9,436

        Accrued professional services at April 30, 2002 included $679,000 of professional fees related to the sale of the Company's echo cancellation software technology and related assets to Texas Instruments (TI) in April 2002.

4.    BORROWING AGREEMENT

        On August 7, 2002, the Company entered into a credit facility with a bank. Borrowings under this facility may be used to fund equipment purchases of up to $5 million as well as operating expenses of up to $2 million. Qualifying equipment purchases made through February 7, 2003 can be funded through the equipment portion of this facility and payments are due in 36 equal monthly installments beginning March 2003. Advances under the equipment line bear interest at prime plus 0.50%. The revolving line of credit expires on August 7, 2003 and advances under the revolving line bear interest at prime plus 0.25%. The credit facility is collateralized by substantially all of the Company's current and future assets. The credit facility provides for certain financial covenants including but not limited to: maintenance of a minimum cash balance with the bank of $10 million; a minimum quick ratio of 2.00 to 1.00; minimum tangible net worth of $75 million plus 50% of all proceeds from the sale of subordinated debt or equity securities subsequent to August 7, 2002; and minimum quarterly unrestricted cash of at least $30 million. The facility also restricts the payment of dividends and limits the Company's ability to dispose of all or substantially all of its assets or to merge with another company.

5.    RESTRUCTURING AND OTHER SPECIAL CHARGES

        As a result of the continuing unfavorable economic conditions and reduced capital spending by telecommunications service providers, the Company implemented a restructuring program at the end of September 2002. This restructuring program is designed to reduce spending, improve profitability, align resources with long-term growth opportunities and preserve cash during this difficult economic time for the Company and its customers. This restructuring program consisted of a workforce reduction and the elimination of development and marketing of the Company's Titanium product.

        As a result of the restructuring program, the Company recorded restructuring charges and related asset impairments of $6.8 million which have been classified as operating expenses, and an additional inventory charge related to discontinuing the Company's Titanium product of $4.2 million, classified as cost of goods sold. The following paragraphs provide detailed information on each of the components of the $6.8 million of restructuring charges and related asset impairments, which were recorded in the second quarter of fiscal 2003.

        Workforce Reduction.    The restructuring program resulted in the termination of 84 employees (approximately 30% of the Company's workforce) across most business functions and from all three of the Company's offices, with the majority of the terminations coming from optical engineering. The workforce reductions were substantially completed in the second quarter of fiscal 2003. The Company recorded a workforce reduction charge of approximately $2.0 million relating to severance pay and continuation of certain fringe benefits.

        Asset Write-downs and Cancellation of Purchase Commitments for Research and Development Materials.    The Company recorded a $3.4 million restructuring charge associated with the impairment of certain fixed assets, as a result of the decision to eliminate the Titanium product line. In addition, a charge of $1.4 million was recorded for cancellation of purchase commitments related to materials to be consumed in the development of Titanium.

        Of the total restructuring charge, all but $187,000 had been paid by the end of the quarter. The remaining anticipated cash expenditures of $187,000 will be substantially paid by the end of the third quarter of fiscal 2003.

6.    ACCOUNTING FOR GOODWILL

        The changes in the carrying amount of goodwill for the six months ended October 31, 2002 are as follows (in thousands, unaudited):

Balance as of May 1, 2002	$35,998
Reclassification of acquisition related intangible asset	839
Cumulative effect of accounting change	(36,837)

Balance as of October 31, 2002	$—

        The reclassification of the acquisition related intangible asset primarily relates to the net book value of the workforce intangible, as it no longer met the definition of a discrete intangible asset under the provisions of SFAS 142. This reclassification was made as part of the Company's adoption of SFAS 142.

        The Company performed a transitional impairment test of its goodwill and intangible assets as of May 1, 2002. Due to the continuing soft telecommunications market and the depressed values of telecommunications equipment provider stocks, the Company recorded a transitional goodwill impairment loss of $36.8 million which was recorded as a cumulative effect of an accounting change in the Company's Consolidated Statement of Operations for the first quarter of fiscal 2003. The fair value of the optical reporting unit giving rise to the transitional impairment loss was estimated using a combination of the expected present value of future cash flows and a market value approach.

        Due to the adoption of SFAS 142, the Company ceased amortizing goodwill effective May 1, 2002. Had SFAS 142 been in effect for the three and six months ended October 31, 2001, the Company would not have recorded goodwill amortization expense of $4.9 million and $10.0 million, respectively. The following table summarizes (in thousands, unaudited) the Company's net loss adjusted to exclude goodwill amortization expense and the related tax effect, as if amortization had ceased effective May 1, 2001. The net loss for the six months ended October 31, 2002 includes the transitional impairment loss of $36.8 million related to adoption of SFAS 142.

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Reported net loss	$(19,593)	$(15,640)	$(67,665)	$(26,510)
Goodwill amortization, net of tax	—	4,630	—	9,558

Adjusted net loss	$(19,593)	$(11,010)	$(67,665)	$(16,952)

Basic and diluted loss per share:
As reported	$(0.65)	$(0.54)	$(2.23)	$(0.91)
Adjusted	$(0.65)	$(0.38)	$(2.23)	$(0.58)

7.    REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

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

        Segment information comprises (in thousands, unaudited):

	Echo Cancellation Products	Optical Communications Products	Total
Three months ended October 31, 2002:
Segment revenue	$8,314	$3,797	$12,111
Segment gross profit (loss)	$4,890	$(2,538)	$2,352
Three months ended October 31, 2001:
Segment revenue	$4,752	$3,238	$7,990
Segment gross profit	$2,546	$1,266	$3,812
Six months ended October 31, 2002
Segment revenue	$15,895	$7,128	$23,023
Segment gross profit (loss)	$9,180	$(1,041)	$8,139
Six months ended October 31, 2001
Segment revenue	$15,894	$7,372	$23,266
Segment gross profit	$9,257	$2,907	$12,164

        Optical communications product margins for the three and six months ended October 31, 2002 were adversely impacted by the inventory write-down of $4.2 million related to the discontinuation of the Company's Titanium optical product in September 2002.

        Geographic revenue information comprises (in thousands, unaudited):

	Three months ended October 31,		Six months ended October 31,
	2002	2001	2002	2001
USA	$10,422	$5,092	$19,687	$17,357
China	659	1,473	1,185	2,107
Latin America	19	359	395	1,529
Rest of World	1,011	1,066	1,756	2,273

Total	$12,111	$7,990	$23,023	$23,266

        Sales for the three months ended October 31, 2002 included three customers that represented greater than 10% of total revenue (30.2%, 26.3% and 20.9%). Sales for the three months ended October 31, 2001 included four customers that represented greater than 10% of total revenue (20.4%, 15.8%, 11.4% and 10.4%). Sales for the six months ended October 31, 2002 included three customers that represented greater than 10% of total revenue (37.0%, 21.0% and 15.9%). Sales for the six months ended October 31, 2001 included three customers that represented greater than 10% of total revenue (15.2%, 14.0% and 13.0%).

        As of October 31, 2002 and April 30, 2002, the Company maintained its long-lived assets in the following countries (in thousands, unaudited):

	October 31, 2002	April 30, 2002
USA	$8,468	$9,932
United Kingdom	943	1,316
Australia	484	443

Total	$9,895	$11,691

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

Overview

        We design, develop and market equipment used in building and expanding telecommunications networks. Our products fall into two categories, echo cancellation equipment and equipment that enables and facilitates communications over fiber optic networks. To date, the majority of our revenue has been derived from sales of our echo cancellation products. Since entering the echo cancellation market, we have continued to refine our echo cancellation product to meet the needs of the ever-changing telecommunications marketplace. We are currently selling our fifth generation echo cancellation product, which began production shipments in the fourth quarter of fiscal 2001. We began sales of our first optical communications product in September 1996. Since that time our optical communications products have also evolved to meet the changing needs of our customers. The current optical amplifier technology began shipment in fiscal 2001. As a result of the continuing unfavorable economic conditions and reduced capital spending by telecommunications service providers, we implemented a restructuring program at the end of September 2002. This restructuring program is designed to reduce spending, improve profitability, align resources with long-term growth opportunities and preserve cash during this difficult economic time for us and our customers. This restructuring program consisted of a workforce reduction and the elimination of the development and marketing of our Titanium optical system.

        Since completing our initial public offering in June 1999, we have completed three acquisitions, the more significant of which are discussed below. All of these acquisitions were done to bring needed technical skills into our research and development groups to aid in new product introductions.

        On February 1, 2000, we completed our acquisition of substantially all of the assets of Telinnovation in exchange for a total of 1,200,000 shares of common stock. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $69 million was accounted for in three discrete components. The first, approximately $9 million related to purchased research and development, was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill was capitalized and was being amortized to expense over its estimated life of 5 years. The remaining $23 million related to restricted shares, the cost of which was recorded as deferred stock compensation and was being charged to compensation expense in our research and development operations over the three year vesting period of the shares. In April 2002, we sold the echo cancellation software technology and related assets, including the goodwill and purchased technology, and transferred the employees who had given rise to the deferred stock compensation previously recorded as part of our acquisition of Telinnovation, to TI for a nominal gain. As a result of the sale, all amortization of deferred compensation, goodwill and purchased technology has ceased in fiscal 2003.

        On July 25, 2000, we completed our acquisition of Atmosphere Networks, Inc. in exchange for a total of 841,897 shares of common stock and assumption of outstanding options with a collective aggregate value of $73.4 million, and $7.9 million of cash. Acquisition costs totaled approximately $680,000. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $82 million comprises approximately $15.0 million in net assets, $1.5 million associated with the value of the established workforce and $65.4 million of goodwill. The goodwill and established workforce costs were capitalized and were being amortized over their estimated lives of four years. Effective May 1, 2002, we adopted SFAS 142, which replaced the amortization of goodwill with a regular evaluation of the remaining unamortized balance of goodwill for impairment. Upon adoption, we recorded a transitional impairment of the unamortized goodwill balance associated with this acquisition of $36.8 million, which has been reported as a cumulative effect of accounting change. Due to the adoption of SFAS 142, we will no longer report amortization of goodwill from the Atmosphere acquisition beginning with the first quarter of fiscal 2003.

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

        To date, the majority of our revenue has been derived from sales of our echo cancellation products. We derived approximately 69% of our revenue from the sale of our echo cancellation products in the first six months of fiscal 2003 and 66% and 86% of our revenue from the sale of our echo cancellation products in fiscal years 2002 and 2001, respectively. We expect that a majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

        Historically the majority of our sales have been to customers in the U.S. These customers accounted for approximately 86% of our revenue in the first six months of fiscal 2003 and 80% and 83% of our revenue in fiscal years 2002 and 2001, respectively. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, substantially all of our international sales have been export sales and denominated in U.S. dollars.

        Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 67% of our revenue in the first six months of fiscal 2003 and 65% and 70% of our revenue in fiscal years 2002 and 2001, respectively. Qwest, our largest customer for the past few years, accounted for less than 1% of our sales in the first six months of fiscal 2003, as compared to 9% in fiscal 2002 and 47% in fiscal 2001, when overall revenue levels were much higher.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three months ended October 31,		Six months ended October 31,
	2002	2001	2002	2001
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.6	52.3	64.6	47.7
Gross profit	19.4	47.7	35.4	52.3
Operating expenses:
Sales and marketing	35.6	55.1	37.0	39.1
Research and development	81.2	175.2	93.9	110.4
General and administrative	12.1	22.0	12.7	13.8
Amortization of goodwill	—	60.8	—	43.0
Amortization of other acquisition related intangibles	—	16.2	—	11.1
Restructuring charge	55.9	—	29.4	—
Total operating expenses	184.8	329.3	173.0	217.4
Loss from operations	(165.4)	(281.6)	(137.6)	(165.1)
Other income, net	4.1	13.5	4.2	9.0
Loss before provision for (benefit from) income taxes	(161.3)	(268.1)	(133.4)	(156.1)
Provision for (benefit from) income taxes	0.5	(72.4)	0.5	(42.1)
Net loss before cumulative effect of accounting change	(161.8)	(195.7)	(133.9)	(114.0)
Cumulative effect of accounting change	—	—	160.0	—
Net loss	(161.8)%	(195.7)%	(293.9)%	(114.0)%

THREE AND SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001

        Revenue.    Revenue in the second quarter of fiscal 2003 was $12.1 million, including the recognition of over $3.5 million of previously deferred echo cancellation product revenue, compared to $8.0 million in the second quarter of fiscal 2002. Revenue for the first six months of fiscal 2003 of $23.0 million was relatively flat as compared to the first six months of fiscal 2002. Deferred revenue did not have a significant impact on the quarter or six-month period ended October 31, 2001. The increase in quarter over quarter revenue was primarily due to a gradual recovery of our echo cancellation sales since the second quarter of fiscal 2002, which was the lowest level of quarterly sales since we became a publicly-traded company in June of 1999. The soft sales environment, which we have experienced since the third quarter of fiscal 2001, is directly linked to the slowdown in infrastructure spending by telecommunications service providers. Revenue from echo cancellation products was $8.3 million in the second quarter of fiscal 2003 and $15.9 million in the first six months of fiscal 2003, up from $4.8 million in the second quarter of fiscal 2002, and virtually flat with the $15.9 million reported in the first six months of fiscal 2002. The quarter over quarter trend reflects the fact that the second quarter of fiscal 2002 was our weakest quarterly sales period for echo cancellation equipment since we became a publicly-traded company, as our historically largest customer discontinued buying echo cancellation equipment and we experienced a further softening of general demand. Since that point in time, our recovery has been largely driven by the addition of several new wireless customers to our customer base. The six-month period was relatively flat year over year, as the first six months of fiscal 2002 benefited from higher first quarter sales prior to the further decline in demand from telecommunications service providers in the second quarter of fiscal 2002. Revenue from optical products was $3.8 million in the second quarter of fiscal 2003 and $7.1 million for the first six months of fiscal 2003, as compared to $3.2 million and $7.4 million in the comparable periods of fiscal 2002. Although the second quarter of fiscal 2003 experienced growth over the prior year due in large part to increased sales to our largest optical OEM customer, the year to date sales were down marginally due to a stronger optical revenue base in the first quarter of fiscal 2002 associated with higher demand from our international customers during that period.

        Geographically, revenue in the first six months of fiscal 2003 remained primarily domestic at 86% of total worldwide revenue, which is relatively consistent with the past few fiscal years. The slowdown in capital spending in the telecommunications industry we first experienced in the latter half of fiscal 2001 and throughout fiscal 2002 has continued into fiscal 2003, and we anticipate it will continue to have a substantial effect on our revenues for the foreseeable future. We expect that sales of our echo cancellation products will remain the source of the majority of our revenue at least through fiscal 2003.

        Cost of Goods Sold.    Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory and warranty expenses and other indirect costs. Cost of goods sold increased to $9.8 million in the second quarter of fiscal 2003 from $4.2 million in the second quarter of fiscal 2002 due to the increase in sales of both our echo cancellation and optical products. In addition, cost of sales was impacted by a $4.2 million write-down of inventory related to our discontinued Titanium product (see Note 5 of Notes to the Condensed Consolidated Financial Statements for more details on the write-down). Cost of sales for the first six months of fiscal 2003 increased to $14.9 million from $11.1 million for the same period last year. The increase is primarily due to the $4.2 million inventory write-down, partially offset by reduced costs associated with installation services and favorable materials pricing in the first six months of fiscal 2003.

        Gross Profit.    Gross margin decreased to 19.4% in the second quarter of fiscal 2003 from 47.7% in the same period last year. Gross margins for the first six months of fiscal 2003 were 35.4% as compared to 52.3% in the same period last year. The primary factor contributing to these declines in gross margin was the inventory write-down discussed above which represented a 34.7% and 18.2% reduction in gross margin for the three and six month periods of fiscal 2003, respectively. The increase in the quarterly margins, exclusive of the inventory write-down, is due in large part to the relatively fixed manufacturing costs representing a smaller percentage of revenues due to increased quarter over quarter revenues. Gross margins for echo cancellation products were 59% and 58% in the second quarter and first six months, respectively, of fiscal 2003 as compared to 54% and 58% for the same periods last year. The increase in quarterly margins was due primarily to the fixed manufacturing costs representing a smaller percentage of revenue as echo revenue increased in the second quarter of fiscal 2003 without a commensurate increase in manufacturing costs. Gross margins for optical communications products were (67)% and (15)% in the second quarter and first six months, respectively, of fiscal 2003 as compared to 39% and 53% for the same period last year. This decrease was related primarily to the $4.2 million inventory write-down associated with the discontinuation of our Titanium product. Absent the inventory write-down, optical margins would have been 45% for the quarter and six-month period ended October 31, 2002. The quarter over quarter and year-to-date over year-to-date optical margin differences reflect differing customer and product mix, as higher margin sales to our international optical customers declined dramatically in the second quarter of fiscal 2002 from that experienced in the first quarter of fiscal 2002. Fiscal 2003 optical margins has seen a more even mix of sales in terms of customers and products.

        Operating Expenses.    Overall, the restructuring of our optical business has impacted operating expenses for the second quarter and first six months of fiscal 2003. As a result of the restructuring, approximately 30% of our workforce was terminated and their salaries were only reflected as operating expenses for two of the three months of the second quarter of fiscal 2003. In addition, spending on Titanium research and development materials and consultants, and marketing efforts for this new product were stopped in the last month of the quarter.

        Sales and Marketing.    Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Sales and marketing expenses in the second quarter and first six months of fiscal 2003 were

$4.3 million and $8.5 million, respectively, as compared to $4.4 million and $9.1 million for the corresponding periods in fiscal 2002. Although the first five months of fiscal 2003 included active spending on sales and marketing efforts for our Titanium product, those spending patterns were offset by the savings realized in the month of October 2002 from the reduction in headcount and eliminated spending associated with discontinuing the Titanium product and by improved cost management of travel expenses. We expect that sales and marketing spending will be virtually flat in the coming quarter as selective hiring in key sales and marketing positions, to support planned expansion of our optical subsystems business, will likely offset the savings realized by the spending cuts associated with discontinuing Titanium.

        Research and Development.    Research and development expenses primarily consist of personnel costs, and costs associated with contract consultants, equipment and supplies used in the development of echo cancellation and optical communications products, as well as amortization of deferred stock compensation associated with the Telinnovation acquisition, which ended in the fourth quarter of fiscal 2002 upon the sale of our echo software technology to TI, and amortization of deferred stock compensation associated with the Atmosphere acquisition. Research and development expenses in the second quarter and the first six months of fiscal 2003 were $9.8 million and $21.6 million, respectively, as compared to $14.0 million and $25.7 million in the corresponding periods of fiscal 2002. The decrease in research and development spending on both a quarterly and year-to-date basis is largely due to a decrease in the amortization of stock compensation related to former Telinnovation employees who transferred to TI after the sale of our echo software technology to TI, as well as reductions in amortization of stock compensation due to option cancellations associated with other employee terminations. The reduction in stock compensation amounted to $2.4 million for the quarter and $4.8 million on a year-to-date basis. The quarter also saw some favorable impacts associated with the reduction of workforce under the restructuring program at the end of September 2002 as well as savings from reduced reliance on outside consultants. These decreases in costs were partially offset by increases in spending on materials consumed by engineering, primarily Titanium, prior to the product's discontinuation as part of the restructuring. We expect research and development expenses to decline in the third quarter of fiscal 2003 from the levels in the first two quarters of 2003 as we realize a full quarter's benefit from the restructuring that was announced in the latter part of the second quarter of fiscal 2003.

        General and Administrative.    General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. General and administrative expenses in the second quarter and first six months of fiscal 2003 were $1.5 million and $2.9 million, respectively, as compared to $1.8 million and $3.2 million in the corresponding periods in fiscal 2002. The decline in both quarter over quarter and year-to-date over year-to-date spending is primarily due to reductions in professional services spending in fiscal 2003 and reductions in the level of foreign exchange transaction costs associated with the establishment and expansion of our international subsidiaries in fiscal 2002. We expect general and administrative expenses to remain relatively flat for the foreseeable future.

        Amortization of Goodwill and Other Intangible Assets.    Amortization expense was eliminated in its entirety in the first quarter of 2003, resulting in a decline of $6.2 million and $12.6 million from the second quarter and first six months of fiscal 2002, respectively. The elimination was due to two factors. First, the sale of our echo cancellation software technology in April 2002 resulted in the elimination of amortization related to the goodwill and intangibles from our acquisition of Telinnovation of $1.9 million and $3.7 million for the second quarter and first six months of fiscal 2003, respectively. Second, the balance was due to the elimination of amortization related to goodwill and the employee intangible associated with our acquisition of Atmosphere, upon adoption of SFAS 142, which accounted for $4.3 million and $8.9 million of the decline in the second quarter and first six months of fiscal 2003, respectively. See Note 6 of Notes to the Condensed Consolidated Financial Statements for a detailed discussion of changes to the accounting treatment for goodwill and other intangible assets prescribed by SFAS 142.

        Restructuring Charge.    The restructuring charge recorded in the second quarter of fiscal 2003 relates to our decision to discontinue our efforts to develop and market our Titanium optical system. Our decision to discontinue the product was announced in the latter part of the quarter, after it was determined that the near-term market opportunity for this type of product was continuing to deteriorate. Therefore, despite our strong belief in Titanium's long-term promise, we determined that the financial drain from Titanium development and marketing ceased to be justified, forcing us to discontinue our efforts to bring this product to market. As a result, we implemented a restructuring program at the end of September 2002, which included the elimination of approximately 30% of our worldwide workforce, and the recognition of impairment losses and the cancellation of certain purchase commitments for materials to be used in our development of Titanium, which resulted in a total charge of $6.8 million.

        As of the end of the second quarter of fiscal 2003, all but approximately $187,000 of the cash restructuring charges had been paid. The balance is expected to be paid by the end of the third quarter of fiscal 2003. We believe that we will realize pretax savings in operating expenses of approximately $4.0 to $4.5 million per quarter, primarily in the area of research and development, as a result of this restructuring program, beginning as early as the third quarter of fiscal 2003. See Note 5 of Notes to the Condensed Consolidated Financial Statements for further details.

        Other Income (Expense).    Other income (expense) consists of interest income on our invested cash and cash equivalent balances, offset by a nominal amount of interest expense attributable to our capital leases. Other income in the second quarter and first six months of fiscal 2003 was $498,000 and $972,000, respectively, as compared to $1.1 million and $2.1 million in the corresponding period of fiscal 2002. The decrease was primarily attributable to lower interest rates reducing our earnings on invested balances.

        Income Taxes.    Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the second quarter and first six months of fiscal 2003 was a provision of 0.3% and 0.4% respectively, as compared to a benefit of 27.0% in the corresponding periods of fiscal 2002. The low provision rate incurred in fiscal 2003 is due to providing taxes on our international operations. In the fourth quarter of fiscal 2002, we discontinued recording tax benefits associated with our domestic operating losses due to uncertainty about the recoverability of our net operating loss carry forward position. We will continue to refrain from recording any benefit from these operating loss carry forwards until such time as we have generated a sufficient pattern of profitability. We would expect to continue to report a minimal tax provision for the foreseeable future related to our international operations.

        Cumulative Effect of Accounting Change.    The $36.8 million reported in the first six months of fiscal 2003 represents the transitional impairment loss for previously recorded goodwill, which we recorded in connection with our adoption of SFAS 142 effective May 1, 2002. There was no accounting change in the same period last year.

STOCK-BASED COMPENSATION

        We recorded deferred compensation of $1.3 million as of April 30, 1999, as a result of stock options granted in fiscal 1999. We are amortizing the deferred compensation to general and administrative expense over the corresponding vesting period of the stock options. We amortized approximately $47,000 and $95,000 of this deferred compensation in the second quarter and the first six months of fiscal 2003, respectively, compared to $78,000 and $157,000 in the corresponding periods of fiscal 2002. The decline in amortization expense during fiscal 2003 is due to reductions in the amount of deferred compensation as a result of employee terminations.

        Associated with the acquisition of Telinnovation in February 2000, we recorded $23 million of deferred compensation related to 400,000 restricted shares of common stock granted to employees from Telinnovation. These restricted shares were tied to the employees' continuing employment with Ditech. The deferred compensation was being amortized as research and development expense over the three-year vesting period of the restricted shares until we sold our echo cancellation software technology to TI in April 2002. As part of the disposition of our echo software technology to TI, TI became the custodian of these restricted shares and will release them to the former Telinnovation employees, who are now employed by TI, as they are earned. The net deferred stock compensation of $6.1 million remaining on April 15, 2002 was written off as part of the sale transaction. Therefore, there was no amortization recorded during fiscal 2003 nor will there be any future amortization related to deferred stock compensation associated with our acquisition of Telinnovation. We amortized approximately $1.9 million and $3.8 million of this deferred compensation in the second quarter and first six months of fiscal 2002, respectively.

        Associated with the acquisition of Atmosphere on July 25, 2000, we recorded $2.4 million of deferred compensation related to unvested options assumed in the acquisition. This amount has been reduced from time to time due to option cancellations associated with employee terminations. This deferred compensation was fully amortized to research and development expense by the end of the second quarter of fiscal 2003. In connection with the acquisition of Atmosphere, we issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as deferred compensation of $17.3 million in August 2000. Subsequent to recording this deferred compensation, the gross amount of deferred compensation has been reduced from time to time for the impact of option cancellations due to employee terminations. The net deferred compensation is being amortized to research and development expense over the remaining term of the original forty-eight month vesting period of the options. The Atmosphere related deferred compensation expense totaled approximately $652,000 and $1.4 million in the second quarter and first six months of fiscal 2003, respectively, as compared to approximately $1.1 million and $2.3 million for the corresponding periods in fiscal 2002. We expect that the level of stock compensation expense related to these shares granted to former Atmosphere employees will further decline in the coming quarters as a result of the restructuring.

LIQUIDITY AND CAPITAL RESOURCES

        Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

        Operating activities used $6.7 million in cash in the first six months of fiscal 2003, primarily due to the net loss for the quarter, net of non-cash items including depreciation, amortization of stock compensation, portions of the restructuring charge and the cumulative effect of the accounting change related to the transitional impairment of goodwill. Further offsetting the net loss for the period was a $10.6 million net change in assets and liabilities resulting from receipt of income tax refunds receivable and collections of accounts receivable, offset in part by reductions in accounts payable, accrued expenses and deferred revenue. In the first six months of fiscal 2002 we generated $3.2 million in cash from operations despite the net loss for the period, primarily due to non-cash expenses of $21.2 million related to depreciation and amortization, including amortization of goodwill, intangible assets and deferred stock compensation, $13.6 million of collections of accounts receivable and a $3.5 million increase in accounts payable and accrued expenses, partially offset by an increase in current and deferred income taxes receivable and other current assets.

        Investing activities used $3.8 million in the first six months of fiscal 2003, primarily related to purchases of lab and test equipment associated with our Titanium product, prior to the product's discontinuation at the end of September 2002. In the first six months of fiscal 2002, we used

$6.2 million primarily due to purchases of property and equipment as we ramped up development of our Titanium product and approximately $884,000 of tangible assets and intellectual property purchased from Ilotron Limited in June of 2001.

        Financing activities generated $724,000 in the first six months of fiscal 2003 and $881,000 in the first six months of fiscal 2002, primarily due to funding related to semiannual employee stock purchase plans.

        As of October 31, 2002, we had cash and cash equivalents of $96.1 million as compared to $105.9 million at April 30, 2002. In August 2002, we established a line of credit to borrow up to $5.0 million for purchases of fixed assets and up to $2.0 million for operating purposes, for which no borrowings were outstanding as of October 31, 2002. This line of credit expires on August 7, 2003. The credit facility is collateralized by substantially all of our current and future assets and requires that we maintain certain financial covenants in order to be able to draw against the facility. Due to the discontinuation of our Titanium product the level of fixed asset additions anticipated in the near term has declined significantly and therefore we expect that the $5 million equipment portion of this line will expire unused.

        We have no material commitments other than obligations under operating leases, particularly our facility leases and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We currently occupy approximately 61,000 square feet in the two buildings that form our Mountain View headquarters. This facility lease expires in June 2006. We also lease a research and development facility in Australia and one in the United Kingdom, each of which contains approximately 6,000 square feet with lease terms that expire in April 2005 and October 2011, respectively. We believe that the space under the combined leases is adequate to meet our needs for at least the next twelve months. The annual rental payments for these lease commitments are approximately $2 million per year for each of the next four fiscal years and approximately $1 million in total, thereafter. At October 31, 2002, we had approximately $5 million of open purchase orders related to purchases of inventory, capital equipment and operating expenses, substantially all of which will be received over the next three to nine months.

        We believe that we will be able to satisfy our cash requirements for at least the next twelve months from our existing cash, as well as our line of credit facility that was established in August 2002. Our ability to fund our operations beyond the next twelve months will be dependent on the amount of research and development activities that we undertake in our echo cancellation and optical subsystem product lines and the overall demand of the telecommunications service providers for new capital equipment. Should our customers' capital spending patterns not recover during fiscal 2004, we may need to find additional sources of cash by the end of fiscal 2004 or further reduce our spending to protect our cash reserves.

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

        WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

        Our revenue historically has come from a small number of customers. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business. Our five largest customers accounted for approximately 67% of our revenue in the first six months of fiscal 2003 and 65% and 70% of our revenue in fiscal 2002 and 2001, respectively. For example, Qwest, our largest customer for the past few years, accounted for less than 1% of our revenue in the first six months of fiscal 2003 and only 9% of our sales in all of fiscal 2002, time periods in which revenues were substantially less than in recent prior periods, as compared to 47% of our revenue in all of fiscal 2001.

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

        Revenue can vary period to period if planned dates of new product introductions are missed and the product release occurs in a later quarter. As an example of this risk, we had initially planned to begin production shipment of the international version of our OC-3 echo canceller, the STM-1, in the second quarter of calendar 2001. However due to our schedule delays and prolonged customer testing of this new product, we did not ship any units for revenue until fiscal 2003.

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

  •
  our successful introduction of STM-1 and our next generation BVP-OC3/STM1/STS1/DS3 echo cancellation system; and

  •
  the successful introduction of new optical subsystem products.

        However, we may not be able to successfully produce or market our new products in commercial quantities, complete product development when anticipated, or increase sales. These risks are of particular concern when a new generation product is introduced. As a result, while we believe we will achieve our product introduction dates, they may be delayed. For example, we originally expected our international version of our fifth generation echo cancellation system, the STM-1, to be available in the second quarter of calendar 2001. However, we did not realize our first revenue shipment for this product until fiscal 2003. Additionally, in fiscal 2002, sales of our fourth generation echo cancellers and our broadband system generated the majority of our echo revenue while sales of our fifth generation, OC-3 echo cancellation system fell short of our expectations due to a sudden decline in projected demand in the second quarter of fiscal 2002 from our primary targeted customer for this product, Qwest.

        Despite discontinuing the development of our Titanium optical system level product, we have gained some valuable knowledge, which we intend to apply to our optical subsystems business. We believe that taking what we have learned and developed in the systems level product to our subsystems products will help us to realize revenue growth from our optical business much earlier than we would have, had we continued to put all of our resources into Titanium. Although our subsystems products are not solely tied to the telecommunications service provider market, as our Titanium product was, our optical subsystems products are still highly dependent on infra-structure growth and/or upgrade. If we do not get market acceptance of our new optical subsystem products or the market for infrastructure growth/upgrade softens further, our future revenue growth could be adversely affected.

        We have in the past experienced, and in the future may experience, unforeseen delays in the development of our new products. We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new echo cancellation and optical communications and optical systems products. We may not be able to address evolving demands in these markets in a timely or effective way. Even if we do, customers in these markets may purchase or otherwise implement competing products.

        WE ANTICIPATE THAT AVERAGE SELLING PRICES FOR OUR PRODUCTS WILL DECLINE IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY.

        We expect that the price we can charge our customers for our products will decline as new technologies become available, as we expand the distribution of products through OEMs, value-added resellers and distributors internationally and as competitors lower prices either as a result of reduced manufacturing costs or a strategy of cutting margins to achieve or maintain market share. As a result, we may face larger losses in the near term and reduced profitability in future periods. We expect price reductions to be more pronounced in the market for our echo cancellation products, at least in the near term, due to more established competition for these products and the addition of new distributor relationships. While we intend to reduce our manufacturing costs in an attempt to maintain our margins and to introduce enhanced products with higher selling prices, we may not execute these programs on schedule. In addition, our competitors may drive down prices faster or lower than our planned cost reduction programs. Even if we can reduce our manufacturing costs, many of our operating costs will not decline immediately if revenue decreases due to price competition.

        IF WE ARE NOT ABLE TO DEVELOP SUBSTANTIAL REVENUE FROM SALES OF OUR OPTICAL SUBSYSTEMS, OUR ABILITY TO GROW OUR BUSINESS MAY BE SUBSTANTIALLY IMPAIRED.

        To date, the majority of our revenue has been derived from sales of our echo cancellation products. If we are not able to develop substantial revenue from sales of our optical subsystems, our ability to grow our business may be substantially impaired due to the relatively small size of the overall echo cancellation market as compared to the optical market. We derived approximately 69% of our revenue from the sale of our echo cancellation products in the first six months of fiscal 2003 and 66% and 86% of our revenue from the sale of our echo cancellation products in fiscal 2002 and 2001, respectively. We expect that a majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

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

        In our echo cancellation business, we face competition from two major direct manufacturers of stand-alone echo cancellers, Tellabs and Natural Microsystems (NMS). The other competition in the echo cancellation market comes from voice switch manufacturers. These manufacturers don't sell echo cancellation products or compete in the open echo cancellation market, but they integrate echo cancellation functionality within their switches, either as hardware modules or as software running on chips. A widespread adoption of internal echo cancellation solutions could present a competitive threat to us if the net result was the elimination of demand for our echo cancellation system products. With the down turn in spending in the telecommunications industry, service providers appear to be exploring these alternative sources of echo cancellation more thoroughly, while they wait for more robust capital spending budgets to return. If our customers decide to design these alternative sources of echo cancellation into their future network expansion, it could adversely impact the speed and duration of our echo sales recovery.

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

        Under the terms of the sale agreement of our echo cancellation software to TI, TI is precluded from licensing the software to other echo cancellation systems companies for a period of two years and to two specified competitors for a period of four years. If TI were to license its echo cancellation software to other echo cancellation systems companies after two years, this could increase the level of competition and adversely affect our success in our echo cancellation systems business.

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

        IF INCUMBENT AND EMERGING COMPETITIVE SERVICE PROVIDERS AND THE TELECOMMUNICATIONS INDUSTRY AS A WHOLE EXPERIENCE A FURTHER DOWNTURN OR

REDUCTION IN GROWTH RATE, THE DEMAND FOR OUR PRODUCTS WILL DECREASE, WHICH WILL ADVERSELY AFFECT OUR BUSINESS.

        We have experienced, and continue to experience, as have other companies in our sector, a slowdown in infrastructure spending by our customers. This trend of lower capital spending in the telecommunications industry contributed to the decline in our revenues, beginning in the second half of fiscal 2001 and continuing to the present. If this trend continues, it will continue to have a negative effect on our operating results. Our success will depend in large part on development, expansion and/or upgrade of voice and data communications networks. We are subject to risks of growth constraints due to our current and planned dependence on domestic and international telecommunications service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, changes in regulation and consolidation.

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

        Although we believe there are currently ample supplies of components for our products, it is possible that in the near-term component manufacturers may reduce their inventory levels and require firm orders before they manufacture components. This reduction in stocking levels could lead to extended lead times in the future. If we are unable to procure our planned quantities of materials from all prospective suppliers, and if we cannot use alternative components, we could experience revenue delays or reductions and potential harm to customer relationships. An example of this risk occurred in the third quarter of fiscal 2001 as two vendors supplying us with components used in our OC-3 product did not meet our total demand, which contributed to our revenue shortfall in that quarter.

        WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS.

        Historically, we have sold mostly to customers in North America. We are continuing to execute on our plans to expand our international presence through the establishment of new relationships with established international OEMs, value-added resellers and distributors. However, we may still be required to hire additional personnel for the overseas market and incur other unforeseen expenditures. Our planned expansion overseas may not be successful. As we expand our sales focus further into international markets, we will face new and complex issues that we may not have faced before, such as expanded risk to currency fluctuations, longer payment cycles, manufacturing overseas, political or economic instability, potential adverse tax consequences and broadened import/export controls, which will put additional strain on our management personnel. In the past, substantially all of our international sales have been denominated in U.S. dollars; however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies. Additionally, the number of installations we will be responsible for is likely to increase as a result of our continued international expansion. In the past, we have experienced difficulties installing one of our echo cancellation products overseas. In addition, we may not be able to establish more relationships with international OEMs, value-added resellers and distributors. If we do not, our ability to increase sales could be materially impaired.

        IF WE LOSE THE SERVICES OF ANY OF OUR KEY MANAGEMENT OR KEY TECHNICAL PERSONNEL, OR ARE UNABLE TO RETAIN OR ATTRACT ADDITIONAL TECHNICAL PERSONNEL, OUR ABILITY TO CONDUCT AND EXPAND OUR BUSINESS WILL BE IMPAIRED.

        We depend heavily on Timothy K. Montgomery, our Chairman, President and Chief Executive Officer, and on other key management and technical personnel, for the conduct and development of our business and the development of our products. Recently, we have attempted to mitigate some of this risk through some key hires. However, there is no guarantee that if we lost the services of one or more of these people for any reason, that it would not adversely affect our ability to conduct and expand our business and to develop new products. We believe that our future success will depend in large part upon our continued ability to attract, retain and motivate highly skilled employees, who are in great demand. However, we may not be able to do so.

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

  •
  risks of entering geographic and business markets in which we have no or limited prior experience; and

  •
  potential loss of key employees of acquired organizations.

        WE MAY NOT REALIZE EXPECTED BENEFITS FROM OUR RESTRUCTURING EFFORTS.

        As a result of the continuing unfavorable economic conditions and reduced capital spending by telecommunications service providers, we implemented a restructuring program at the end of September 2002, which included a workforce reduction and the discontinuation of development and marketing of our Titanium product. While the program is designed to reduce spending, improve profitability, align resources with long-term growth opportunities and preserve cash, there can be no assurances that we will realize any of these expected benefits. Further, we cannot predict whether we will need to engage in further restructuring activities in the future, which may impact our operating results.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in the market risk of our investment portfolio from April 30, 2002, the end of our last fiscal year. Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments and our investment portfolio only includes highly liquid instruments. As a result of the short-term duration of the financial instruments in our investment portfolio, we do not believe that our financial instruments are materially sensitive to changes in interest rates. Our cash and cash equivalents as of October 31, 2002 of $96.1 million all have maturities of 30 days or less and bear an average interest rate of 1.841%. The estimated fair value of our cash and cash equivalents approximates the principal amounts of the underlying securities based on the short maturities of these financial instruments.

        To date, substantially all of our sales are denominated in U.S. dollars. As only a small amount of costs and expenses are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

Item 4—Controls and Procedures

        Within ninety days prior to the date of this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Messrs. Montgomery and Tamblyn concluded that our disclosure controls and procedures are effective in promptly alerting them to material information required to be included in our periodic SEC reports. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure investors that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

        None.

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On September 20, 2002, the 2002 Annual Meeting of Stockholders was held at our corporate headquarters in Mountain View, California. Of the 30,342,578 shares entitled to vote at the meeting, 27,717,241 (91.35%) were represented. During this meeting the following matters were voted upon:

Matter	For	Against	Withheld/Abstain
Election of two directors to serve until the 2005 annual meeting of stockholders:
        Gregory M. Avis
        George J. Turner
(Mr. Turner passed away just prior to the annual meeting, and his board seat is currently vacant. Peter Y. Chung and Andrei M. Manoliu continue in office as directors until the 2003 annual meeting; however Mr. Chung has expressed his intent to resign from his office as a director effective January 31, 2003. William A. Hasler and Timothy K. Montgomery continue in office as directors until the 2004 annual meeting.)	24,600,824 24,135,297	— —	3,116,417 3,581,944
	For	Against	Withheld/Abstain	Broker Non-votes
Amendment to the 1999 Employee Stock Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan from 816,666 shares to 1,116,666 shares.	25,648,116	2,048,669	20,456	—
Amendment to the 1998 Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan from 2,856,082 shares to 3,856,082 shares.	15,745,334	11,950,823	21,084	—
Amendment to the 1999 Non-Employee Directors' Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan from 300,000 shares to 400,000 shares and change the terms of the initial and automatic grants, as described in the proxy statement.	17,142,037	10,496,060	79,144	—
Ratification of the selection of PricewaterhouseCoopers, LLP as the independent auditors of the Company for the fiscal year ending April 30, 2003.	26,579,402	1,049,700	88,139	—

ITEM 5.    OTHER INFORMATION

        Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved by the Company's Audit Committee to be performed by PricewaterhouseCoopers, the

Company's external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of Ditech. Following the quarterly period covered by this filing, the Audit Committee approved new or recurring engagements of PricewaterhouseCoopers for the following non-audit services: (1) services rendered in connection with the preparation of the Company's tax returns; and (2) other services regarding tax compliance.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
The exhibits listed below are required by Item 601 of Regulation S-K.
Exhibit		Description of document
2.1	(1)	Agreement and Plan of Merger and Reorganization, dated June 21, 2000, among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation
2.2	(2)	Amendment To Agreement And Plan Of Merger And Reorganization, dated as of July 25, 2000, by and among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation
2.3	(3)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
3.1	(4)	Restated Certificate of Incorporation of Ditech
3.2	(5)	Bylaws of Ditech, as amended and restated on March 28, 2002
3.3	(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	(7)	Specimen Stock Certificate
4.3	(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4	(6)	Form of Rights Certificate
4.5	(7)	Amended and Restated Registration Agreement, dated March 19, 1999, between Ditech and certain investors
10.3		1998 Stock Option Plan
10.4	(8)	1999 Employee Stock Purchase Plan
10.5	(8)	1999 Non-Employee Directors' Stock Option Plan
10.7		1999 Non-Officer Equity Incentive Plan
10.10		Loan and Security Agreement, dated August 7, 2002, by and between Ditech Communications Corporation and Comerica Bank-California.
10.28		2000 Non-Qualified Stock Plan
99.1		Certification of Chief Executive Officer and Chief Financial Officer

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

(8)
Incorporated by reference to the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (No. 333-100107), filed September 26, 2002.

(b)
Reports on Form 8-K

        Ditech filed no reports on Form 8-K during the second quarter of fiscal 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Communications Corporation

Date: December 12, 2002	By:	/s/ WILLIAM J. TAMBLYN William J. Tamblyn Vice President Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

CERTIFICATIONS

        I, Timothy K. Montgomery, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Ditech Communications Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002	/s/ TIMOTHY K. MONTGOMERY Timothy K. Montgomery Chief Executive Officer (Principal Executive Officer)

        I, William J. Tamblyn, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Ditech Communications Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002	/s/ WILLIAM J. TAMBLYN William J. Tamblyn Chief Financial Officer (Principal Financial Officer)

EXHIBIT LIST

Exhibit		Description of document
2.1	(1)	Agreement and Plan of Merger and Reorganization, dated June 21, 2000, among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation
2.2	(2)	Amendment To Agreement And Plan Of Merger And Reorganization, dated as of July 25, 2000, by and among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation
2.3	(3)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
3.1	(4)	Restated Certificate of Incorporation of Ditech
3.2	(5)	Bylaws of Ditech, as amended and restated on March 28, 2002
3.3	(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	(7)	Specimen Stock Certificate
4.3	(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4	(6)	Form of Rights Certificate
4.5	(7)	Amended and Restated Registration Agreement, dated March 19, 1999, between Ditech and certain investors
10.3		1998 Stock Option Plan
10.4	(8)	1999 Employee Stock Purchase Plan
10.5	(8)	1999 Non-Employee Directors' Stock Option Plan
10.7		1999 Non-Officer Equity Incentive Plan
10.10		Loan and Security Agreement, dated August 7, 2002, by and between Ditech Communications Corporation and Comerica Bank-California.
10.28		2000 Non-Qualified Stock Plan
99.1		Certification of Chief Executive Officer and Chief Financial Officer

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

(8)
Incorporated by reference to the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (No. 333-100107), filed September 26, 2002.

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
  Item 4—Controls and Procedures
Part II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS ON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATIONS
EXHIBIT LIST