Form 10-Q
period 2003-01-31
DITECH COMMUNICATIONS CORP
filed 2003-03-14
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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
(Address, including zip code, and telephone number, including area code, of registrant’s executive offices)

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

As of March 7, 2003, 30,458,953 shares of the Registrant’s common stock were outstanding.

DITECH COMMUNICATIONS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I.  Financial Statements

Ditech Communications Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002

Revenue	$12,312	$8,448	$35,335	$31,714
Cost of goods sold	5,796	7,826	20,680	18,928
Gross profit	6,516	622	14,655	12,786
Operating expenses:
Sales and marketing	3,742	4,221	12,270	13,312
Research and development	5,324	14,062	26,934	39,747
General and administrative	1,483	1,553	4,404	4,757
Restructuring charge	—	—	6,771	—
Amortization of goodwill	—	4,857	—	14,869
Amortization of other acquisition related intangibles	—	1,297	—	3,888
Total operating expenses	10,549	25,990	50,379	76,573
Loss from operations	(4,033)	(25,368)	(35,724)	(63,787)
Other income, net	436	530	1,408	2,634
Loss before provision for (benefit from) income taxes	(3,597)	(24,838)	(34,316)	(61,153)
Provision for (benefit from) income taxes	11	(6,703)	120	(16,508)
Net loss before cumulative effect of accounting change	(3,608)	(18,135)	(34,436)	(44,645)
Cumulative effect of accounting change	—	—	36,837	—
Net loss	$(3,608)	$(18,135)	$(71,273)	$(44,645)

Basic and diluted loss per share before cumulative effect of accounting change	$(0.12)	$(0.62)	$(1.14)	$(1.53)
Basic and diluted cumulative effect of accounting change per share	—	—	(1.21)	—
Basic and diluted loss per share	$(0.12)	$(0.62)	$(2.35)	$(1.53)

Weighted shares used in per share calculation:
Basic and diluted	30,447	29,416	30,343	29,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	January 31, 2003	April 30, 2002

Assets
Cash and cash equivalents	$92,313	$105,909
Accounts receivable, net	7,472	5,269
Inventories	6,657	13,187
Other current assets	7,076	6,461
Income taxes receivable	—	15,993
Total current assets	113,518	146,819
Property and equipment, net	9,316	11,691
Goodwill	—	35,998
Other assets	7,580	9,366
Total assets	$130,414	$203,874

Liabilities and Stockholders’ Equity
Accounts payable	$3,095	$3,700
Accrued expenses	6,740	8,751
Deferred revenue	135	2,900
Income taxes payable	1,773	1,585
Total current liabilities	11,743	16,936
Deferred income taxes	57	—
Total liabilities	11,800	16,936
Common stock	30	30
Additional paid-in capital	269,966	272,136
Accumulated deficit	(150,143)	(78,870)
Deferred stock compensation	(1,314)	(6,358)
Other comprehensive income	75	—
Total stockholders’ equity	118,614	186,938
Total liabilities and stockholders’ equity	$130,414	$203,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended January 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(71,273)	$(44,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,148	3,695
Provision for doubtful accounts	100	52
Tax benefit of employee stock transactions	—	839
Deferred income taxes	57	(6,394)
Cumulative effect of accounting change	36,837	—
Amortization of deferred stock compensation	1,957	9,364
Amortization of goodwill	—	14,869
Amortization of other acquisition related intangible assets	—	3,888
Restructuring costs and other special charges	8,975	—
Other	75	(6)
Changes in assets and liabilities:
Accounts receivable	(2,303)	14,203
Inventories	1,132	677
Other current assets	(615)	1,237
Income taxes	16,181	(8,528)
Accounts payable	(605)	90
Accrued expenses	(2,011)	797
Deferred revenue	(2,765)	2,021
Net cash used in operating activities	(10,110)	(7,841)
Cash flows from investing activities:
Purchases of property and equipment	(4,197)	(7,051)
Additions to other assets	(22)	(1,657)
Net cash used in investing activities	(4,219)	(8,708)
Cash flows from financing activities:
Principal payments under capital lease obligations	—	(20)
Proceeds from employee stock plan issuances	733	1,653
Net cash provided by financing activities	733	1,633
Net decrease in cash and cash equivalents	(13,596)	(14,916)
Cash and cash equivalents, beginning of period	105,909	110,132
Cash and cash equivalents, end of period	$92,313	$95,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  DESCRIPTION OF BUSINESS

Ditech Communications Corporation (the “Company”) designs, develops and markets echo cancellation equipment and optical communications products for use in building and expanding telecommunications and cable communications networks. The Company has established a direct sales force that sells its products in the U.S. and internationally, as well as utilizing value added resellers, distributors and original equipment manufacturers both domestically and internationally.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of January 31, 2003, and for the three and nine month periods ended January 31, 2003 and 2002, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended January 31, 2003 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2002, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 29, 2002, file number 000-26209.

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

Comprehensive Loss

There was no difference between the Company’s net loss and its total comprehensive loss for the three and nine-month periods ended January 31, 2002. For the three and nine month periods ended January 31, 2003, comprehensive loss was $3,628,000 and $71,348,000, respectively, and included the impact of foreign currency translation adjustments related to the Company’s international operations, net of tax.

Income Taxes

Beginning in the fourth quarter of fiscal 2002, the Company began recording a valuation allowance against 100% of its net deferred tax assets due to uncertainty surrounding the realization of such future tax benefits as a result of the Company’s net operating loss carryforward position. Management periodically evaluates the recoverability of the deferred tax assets and will recognize the tax benefit only as the reassessment demonstrates they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance will be reduced.

Reclassifications

Certain items in the condensed consolidated financial statements for the three and nine months ended January 31, 2002 have been reclassified to conform to classifications used in the current fiscal year.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, ceased. Instead, goodwill will be tested annually and/or whenever events or circumstances occur indicating that goodwill might be impaired. The Company adopted SFAS 142 on May 1, 2002. See Note 6 for a complete discussion of the impact of adoption of this new standard.

In June, 2002, the FASB issued FASB Statement No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” SFAS 146 requires that liabilities associated with an exit or disposal activity be recognized at fair value only when the liability is incurred, as defined by FASB Concepts Statement No. 6. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Adoption of this standard did not have a material effect on the Company’s results of consolidated operations, financial condition or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of the change in the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 beginning in fiscal 2004. The disclosure provisions of FIN 45 became effective for the current quarter’s financial statements. The Company believes that the adoption of this standard will not have a material impact on its results of consolidated operations, financial condition or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company’s fiscal year 2004. The Company does not expect SFAS No. 148 to have a material effect on its results of consolidated operations, financial condition or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material effect on its results of consolidated operations, financial condition or cash flows.

3.  BALANCE SHEET ACCOUNTS

Inventories comprised (in thousands, unaudited):

	January 31, 2003	April 30, 2002

Raw materials	$3,122	$7,334
Work in progress	927	440
Finished goods	2,608	5,413
Total	$6,657	$13,187

Accrued expenses comprised (in thousands, unaudited):

	January 31, 2003	April 30, 2002

Accrued employee related	$2,725	$4,554
Accrued professional services	234	1,030
Accrued warranty	1,528	1,178
Other accrued expenses	2,253	1,989
Total	$6,740	$8,751

Accrued professional services at April 30, 2002 included $679,000 of professional fees related to the sale of the Company’s echo cancellation software technology and related assets to Texas Instruments (TI) in April 2002.

Warranties. The Company provides for future warranty costs upon shipment of its products in its echo and optical communications segments. The specific terms and conditions of those warranties may vary depending upon the product sold, the customer and country in which it does business. However, the Company’s warranties generally start from the shipment date and continue for a period of five years.

Because the Company’s products are manufactured to a standardized specification and the customer’s acceptance is based on meeting those specifications, the Company historically has experienced minimal warranty costs. Factors that affect the Company’s warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability, if necessary.

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands, unaudited):

Balance as of May 1, 2002	$1,178
Provision for warranties issued during the nine months ended January 31, 2003	697
Warranty costs incurred during the nine months ended January 31, 2003	(465)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during the nine months ended January 31, 2003	118

Balance as of January 31, 2003	$1,528

4.  BORROWING AGREEMENT

On August 7, 2002, the Company entered into a credit facility with a bank. Borrowings under this facility may be used to fund equipment purchases of up to $5 million as well as operating expenses of up to $2 million. The equipment line portion of this facility expired unused on February 7, 2003. The revolving line of credit expires on August 7, 2003 and advances under the revolving line bear interest at prime plus 0.25%. The credit facility is collateralized by substantially all of the Company’s current and future assets. The credit facility provides for certain financial covenants including but not limited to: maintenance of a minimum cash balance with the bank of $10 million; a minimum quick ratio of 2.00 to 1.00; minimum tangible net worth of $75 million plus 50% of all proceeds from the sale of subordinated debt or equity securities subsequent to August 7, 2002; and minimum quarterly unrestricted cash of at least $30 million. The facility also restricts the payment of dividends and limits the Company’s ability to dispose of all or substantially all of its assets or to merge with another company.

5.  RESTRUCTURING AND OTHER SPECIAL CHARGES

As a result of the continuing unfavorable economic conditions and reduced capital spending by telecommunications service providers, the Company implemented a restructuring program at the end of September 2002. This restructuring program was designed to reduce spending, improve the Company’s operating results, align resources with long-term growth opportunities and preserve cash during this difficult economic time for the Company and its customers. This restructuring program consisted of a workforce reduction and the elimination of development and marketing of the Company’s Titanium product.

As a result of the restructuring program, the Company recorded restructuring charges and related asset impairments of $6.8 million which have been classified as operating expenses, and an additional inventory charge related to discontinuing the Company’s Titanium product of $4.2 million, classified as cost of goods sold. The following paragraphs provide detailed information on each of the components of the $6.8 million of restructuring charges and related asset impairments, which were recorded in the second quarter of fiscal 2003.

Workforce Reduction.  The restructuring program resulted in the termination of 84 employees (approximately 30% of the Company’s workforce) across most business functions and from all three of the Company’s offices, with the majority of the terminations occurring in the optical engineering group. The workforce reductions were substantially completed in the second quarter of fiscal 2003. The Company recorded a workforce reduction charge of approximately $2.0 million relating to severance pay and continuation of certain fringe benefits.

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

As of the end of January 2003, all but $151,000 of the costs associated with the restructuring had been paid and the Company expects the remaining cash payments associated with this restructuring will be substantially completed by the end of the fourth quarter of fiscal 2003.

6.  ACCOUNTING FOR GOODWILL

The changes in the carrying amount of goodwill for the nine months ended January 31, 2003 are as follows (in thousands, unaudited):

Balance as of May 1, 2002	$35,998
Reclassification of acquisition related intangible asset	839
Cumulative effect of accounting change	(36,837)
Balance as of January 31, 2003	$—

The reclassification of the acquisition related intangible asset primarily relates to the net book value of the workforce intangible, as it no longer met the definition of a discrete intangible asset under the provisions of SFAS 142. This reclassification was made as part of the Company’s adoption of SFAS 142.

The Company performed a transitional impairment test of its goodwill and intangible assets as of May 1, 2002. Due to the continuing soft telecommunications market and the depressed values of telecommunications equipment provider stocks, the Company recorded a transitional goodwill impairment loss of $36.8 million which was recorded as a cumulative effect of an accounting change in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2003. The fair value of the optical reporting unit giving rise to the transitional impairment loss was estimated using a combination of the expected present value of future cash flows and a market value approach.

Due to the adoption of SFAS 142, the Company ceased amortizing goodwill effective May 1, 2002. Had SFAS 142 been in effect for the three and nine months ended January 31, 2002, the Company would not have recorded goodwill amortization expense of $4.9 million and $14.9 million, respectively. The following table summarizes (in thousands, unaudited) the Company’s net loss adjusted to exclude goodwill amortization expense and the related tax effect, as if amortization had ceased effective May 1, 2001. The net loss for the nine months ended January 31, 2003 includes the transitional impairment loss of $36.8 million related to adoption of SFAS 142.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002

Reported net loss	$(3,608)	$(18,135)	$(71,273)	$(44,645)
Goodwill amortization, net of tax	—	4,633	—	14,188
Adjusted net loss	$(3,608)	$(13,502)	$(71,273)	$(30,457)

Basic and diluted loss per share:
As reported	$(0.12)	$(0.62)	$(2.35)	$(1.53)
Adjusted	$(0.12)	$(0.46)	$(2.35)	$(1.04)

7.  REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company’s management makes decisions and allocates resources to the two operating segments based on the gross profits for each segment. The Company does not allocate operating expenses or assets to segments, as management does not use this information to measure the performance of, or to allocate resources to, the echo cancellation and optical communications segments. Accordingly, the Company has presented only revenue and gross profit by segment.

Segment information comprises (in thousands, unaudited):

	Echo Cancellation Products	Optical Communications Products	Total

Three months ended January 31, 2003:
Segment revenue	$9,147	$3,165	$12,312
Segment gross profit	$5,960	$556	$6,516
Three months ended January 31, 2002:
Segment revenue	$4,693	$3,755	$8,448
Segment gross profit (loss)	$(500)	$1,122	$622
Nine months ended January 31, 2003
Segment revenue	$25,042	$10,293	$35,335
Segment gross profit (loss)	$15,140	$(485)	$14,655
Nine months ended January 31, 2002
Segment revenue	$20,587	$11,127	$31,714
Segment gross profit	$8,757	$4,029	$12,786

Optical communications product margins for the nine months ended January 31, 2003 were adversely impacted by the inventory write-down of $4.2 million related to the discontinuation of the Company’s Titanium optical product in September 2002. The echo segment gross margin for the three and nine months ended January 31, 2002 included a provision for excess inventory of $3.5 million, due to a sudden and significant decline in demand from the Company’s then primary customer for a new echo cancellation product.

Geographic revenue information comprises (in thousands, unaudited):

	Three months ended January 31,		Nine months ended January 31,
	2003	2002	2003	2002

USA	$10,456	$7,640	$30,143	$24,997
China	1,202	536	2,387	2,643
Latin America	9	109	405	1,638
Rest of World	645	163	2,400	2,436
Total	$12,312	$8,448	$35,335	$31,714

Sales for the three months ended January 31, 2003 included three customers that represented greater than 10% of total revenue (42%, 21% and 12%). Sales for the three months ended January 31, 2002 included two customers that represented greater than 10% of total revenue (38%, and 31%). Sales for the nine months ended January 31, 2003 included three customers that represented greater than 10% of total revenue (39%, 21% and 11%). Sales for the nine months ended January 31, 2002 included three customers that represented greater than 10% of total revenue (21%, 18% and 11%).

As of January 31, 2003 and April 30, 2002, the Company maintained its long-lived assets in the following countries (in thousands, unaudited):

	January 31, 2003	April 30, 2002

USA	$7,950	$9,932
United Kingdom	889	1,316
Australia	477	443
Total	$9,316	$11,691

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended April 30, 2002, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 29, 2002. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See “Future Growth and Operating Results Subject to Risk” at the end of this Item 2 for factors that could cause future results to differ materially.

Overview

We design, develop and market equipment used in building and expanding telecommunications networks. Our products fall into two categories, echo cancellation equipment and equipment that enables and facilitates communications over fiber optic networks. To date, the majority of our revenue has been derived from sales of our echo cancellation products. Since entering the echo cancellation market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. We are currently selling our fifth generation echo cancellation product, which began production shipments in the fourth quarter of fiscal 2001. We began sales of our first optical communications product in September 1996. Since that time our optical communications products have also evolved to meet the changing needs of our customers. The current optical amplifier technology began shipment in fiscal 2001. As a result of the continuing unfavorable economic conditions and reduced capital spending by telecommunications service providers, we implemented a restructuring program at the end of September 2002. This restructuring program was designed to reduce spending, improve our operating results, align resources with current market opportunities and preserve cash during this difficult economic time for us and our customers. This restructuring program consisted of a workforce reduction and the elimination of the development and marketing of our Titanium optical system.

Since completing our initial public offering in June 1999, we have completed three acquisitions, the two more significant of which are discussed below. All of these acquisitions were done to bring needed technical skills into our research and development groups to aid in new product introductions.

On February 1, 2000, we completed our acquisition of substantially all of the assets of Telinnovation in exchange for a total of 1,200,000 shares of common stock. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $69 million was accounted for in three discrete components. The first, approximately $9 million related to purchased research and development, was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill was capitalized and was being amortized to expense over its estimated life of 5 years. The remaining $23 million related to restricted shares, the cost of which was recorded as deferred stock compensation and was being charged to compensation expense in our research and development operations over the three year vesting period of the shares. In April 2002, we sold the echo cancellation software technology and related assets, including the goodwill and purchased technology, and transferred the employees who had given rise to the deferred stock compensation previously recorded as part of our acquisition of Telinnovation, to Texas Instruments (“TI”) for a nominal gain. As a result of the sale, all amortization of deferred compensation, goodwill and purchased technology ceased at the end of fiscal 2002.

On July 25, 2000, we completed our acquisition of Atmosphere Networks, Inc. in exchange for a total of 841,897 shares of our common stock and assumption of outstanding options with a collective aggregate value of $73.4 million, and $7.9 million of cash. Acquisition costs totaled approximately $680,000. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $82 million was comprised of approximately $15.0 million in net assets, $1.5 million associated with the value of the established workforce and $65.4 million of goodwill. The goodwill and established workforce costs were capitalized and were being amortized over their estimated lives of four years. Effective May 1, 2002, we adopted SFAS 142, which replaced the amortization of goodwill with a regular evaluation of the remaining unamortized balance of goodwill for impairment. Upon adoption, we recorded a transitional impairment of the unamortized goodwill balance associated with this acquisition of $36.8 million, which has been reported as a cumulative effect of accounting change. Due to the adoption of SFAS 142, we are no longer reporting amortization of goodwill from the Atmosphere acquisition beginning with the first quarter of fiscal 2003.

We generally recognize product revenue when: persuasive evidence of a definitive agreement exists; shipment to the customer has occurred, title and all risks and rewards of ownership have passed to the customer; acceptance terms, if any have been fulfilled; no significant contractual obligations remain outstanding; the fee is fixed or determinable; and collection is reasonably assured. If any of these conditions are not satisfactorily met, revenue from that transaction is deferred until all conditions are met. We offer a warranty, generally for five years, on all of our products. The warranty generally provides that we will repair or replace any defective product within one year to five years from the date of shipment. We accrue for warranty costs at the time we recognize product revenue, based on our experience.

To date, the majority of our revenue has been derived from sales of our echo cancellation products. We derived approximately 71% of our revenue from the sale of our echo cancellation products in the first nine months of fiscal 2003 and 66% and 86% of our revenue from the sale of our echo cancellation products for all of fiscal years 2002 and 2001, respectively. We expect that a majority of our revenue will continue to come from sales of our echo cancellation products for the foreseeable future.

Historically the majority of our sales have been to customers in the U.S. These customers accounted for approximately 85% of our revenue in the first nine months of fiscal 2003 and 80% and 83% of our revenue for all of fiscal years 2002 and 2001, respectively. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, substantially all of our international sales have been export sales and denominated in U.S. dollars.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 79% of our revenue in the first nine months of fiscal 2003 and 65% and 70% of our revenue for all of fiscal years 2002 and 2001, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three months ended January 31,		Nine months ended January 31,
	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.1	92.6	58.5	59.7
Gross profit	52.9	7.4	41.5	40.3
Operating expenses:
Sales and marketing	30.4	50.0	34.7	42.0
Research and development	43.2	166.5	76.2	125.3
General and administrative	12.0	18.4	12.5	15.0
Amortization of goodwill	—	57.5	—	46.9
Amortization of other acquisition related intangibles	—	15.3	—	12.2
Restructuring charge	—	—	19.2	—
Total operating expenses	85.6	307.7	142.6	241.4
Loss from operations	(32.7)	(300.3)	(101.1)	(201.1)
Other income, net	3.5	6.3	4.0	8.3
Loss before provision for (benefit from) income taxes	(29.2)	(294.0)	(97.1)	(192.8)
Provision for (benefit from) income taxes	0.1	(79.3)	0.3	(52.0)
Net loss before cumulative effect of accounting change	(29.3)	(214.7)	(97.4)	(140.8)
Cumulative effect of accounting change	—	—	104.3	—
Net loss	(29.3)%	(214.7% )%	(201.7% )%	(140.8% )%

THREE AND NINE MONTHS ENDED JANUARY 31, 2003 AND 2002

Revenue.  Revenue in the third quarter of fiscal 2003 was $12.3 million compared to $8.4 million in the third quarter of fiscal 2002. Revenue for the first nine months of fiscal 2003 was $35.3 million compared to $31.7 million for the first nine months of fiscal 2002. The increase in quarter over quarter and year-to-date over year-to-date revenue was primarily due to a gradual recovery of our echo cancellation sales since the second quarter of fiscal 2002, slightly offset by a decline in revenues associated with our optical products. The soft sales environment, which we have experienced since the third quarter of fiscal 2001, is directly linked to the slowdown in infrastructure spending by telecommunications service providers.

Revenue from echo cancellation products was $9.1 million in the third quarter of fiscal 2003 and $25.0 million in the first nine months of fiscal 2003, up from $4.7 million in the third quarter of fiscal 2002, and $20.6 million in the first nine months of fiscal 2002. Echo sales have been gradually increasing since the second quarter of fiscal 2002, which quarter represented our lowest level of echo sales since becoming a publicly-traded company. The growth in our echo revenues on both a quarterly and year-to-date basis has been largely driven by the addition of several new wireless customers to our customer base and to a lesser extent increased sales through our international distributors and VARs.

Revenue from optical products was $3.2 million in the third quarter of fiscal 2003 and $10.3 million for the first nine months of fiscal 2003, as compared to $3.8 million and $11.1 million in the comparable periods of fiscal 2002. Although we did experience optical revenue growth from our largest domestic OEM customer, that increase was more than offset by declines in sales to our other optical customers, including our largest international OEM customer. We cannot predict when, or if, the international OEM demand will increase.

Geographically, revenue in the first nine months of fiscal 2003 remained primarily domestic at 85% of total worldwide revenue, which is relatively consistent with the past few fiscal years. The slowdown in capital spending in the telecommunications industry we first experienced in the latter half of fiscal 2001 and throughout fiscal 2002 has continued

into fiscal 2003, and we anticipate it will continue to have a substantial effect on our revenues for the foreseeable future. We expect that sales of our echo cancellation products will remain the source of the majority of our revenue for the foreseeable future.

Cost of Goods Sold.  Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory and warranty expenses and other indirect costs. Cost of goods sold decreased to $5.8 million in the third quarter of fiscal 2003 from $7.8 million in the third quarter of fiscal 2002 due to the fact that the current quarter was not burdened with a $3.5 million provision for excess echo inventory, as was the case in the third quarter of fiscal 2002, when our then largest customer informed us of their intent to stop buying our echo cancellation product for an unspecified period.  Partially offsetting this favorable movement in inventory provisions was an increase in material costs associated with our products due primarily to increased unit sales volumes for our echo products. Material costs for optical products were also up during the quarter despite the decline in sales levels due in large part to product and customer mix being weighted towards higher cost/lower margin products in fiscal 2003.  Cost of sales for the first nine months of fiscal 2003 increased to $20.7 million from $18.9 million for the same period last fiscal year. The increase is primarily due to the $4.2 million inventory provision that was recorded associated with discontinuing our Titanium optical product line in the second quarter of fiscal 2003 and increased material costs for both our echo and optical products.  These increases were partially offset by a reduction in inventory provisions for our echo products, as fiscal 2003 did not have a special provision similar to that recorded in fiscal 2002, as discussed above.

Gross Profit. Gross margin increased to 52.9% in the third quarter of fiscal 2003 from 7.4% in the same period last year. Gross margins for the first nine months of fiscal 2003 were 41.5% as compared to 40.3% in the same period last year. The increase in gross margins for the quarter was driven largely by our echo products.  In the third quarter of fiscal 2002, we made a special inventory provision for excess OC-3 inventory of $3.5 million, which contributed to 90% of the 45.5 percentage point decline in gross margin for that quarter.  There were no comparable provisions recorded in the third quarter of fiscal 2003, resulting in the increase in overall gross margin for the quarter. Gross margins for echo cancellation products were 65% and 60% in the third quarter and first nine months of fiscal 2003, respectively, as compared to (11)% and 43% for the same periods last year. The changes in our stand-alone echo cancellation gross margin were also directly impacted by the $3.5 million special provision recognized in fiscal 2002.  This provision contributed to 98% of the 76 percentage point decline in the fiscal 2002 echo cancellation gross margins for the quarter and all of the 17 percentage point decline in echo cancellation gross margins on a year-to-date basis. There were no corresponding provisions in fiscal 2003, resulting in the higher gross margins in fiscal 2003.  Gross margins for optical communications products were 18% and (5)% in the third quarter and first nine months, respectively, of fiscal 2003 as compared to 30% and 36% for the same period last year. The decrease in the quarterly optical gross margin is largely due to the sales mix in fiscal 2003 being more heavily weighted to lower margin domestic OEM products, as sales of our higher margin international OEM products declined.  Of the decline of 41 percentage points in our year-to-date optical gross margins, all 41 percentage points were due to the recognition of a $4.2 million special provision for excess and obsolete Titanium inventory in the second quarter of fiscal 2003, upon discontinuation of that product.  There were no similar provisions in fiscal 2002 leading to the year over year decline in optical gross margins.

Operating Expenses.  Overall, the restructuring of our optical business has impacted operating expenses for the third quarter and first nine months of fiscal 2003. As a result of the restructuring, approximately 30% of our workforce was terminated in September 2002 resulting in a marked decrease in operating expenses, primarily research and development, in the third quarter of fiscal 2003. In addition, spending on Titanium research and development materials and consultants, and marketing efforts for this new product were stopped in the latter part of the second quarter which also contributed to the decline in operating expenses during the third quarter of fiscal 2003.

Sales and Marketing.  Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Sales and marketing expenses in the third quarter and first nine months of fiscal 2003 were $3.7 million and $12.3 million, respectively, as compared to $4.2 million and $13.3 million for the corresponding periods in fiscal 2002. The reductions in the quarter and year-to-date sales and marketing spending levels were primarily due to the cost savings generated from the workforce reductions that occurred in January 2002 and September 2002, as well as cost control over discretionary spending such as travel. We expect that sales and marketing spending will increase slightly in the coming quarter as we complete some selective hiring in key sales and marketing positions.

Research and Development.  Research and development expenses primarily consist of personnel costs, and costs associated with contract consultants, equipment and supplies used in the development of echo cancellation and optical communications products, as well as amortization of deferred stock compensation associated with the Telinnovation acquisition, which ended in the fourth quarter of fiscal 2002 upon the sale of our echo software technology to TI, and amortization of deferred stock compensation associated with the Atmosphere acquisition. Research and development expenses in the third quarter and the first nine months of fiscal 2003 were $5.3 million and $26.9 million, respectively, as compared to $14.1 million and $39.7 million in the corresponding periods of fiscal 2002. The decrease in research and development spending on both a quarterly and year-to-date basis is largely due to two key factors. The first key factor is the reduction in aggregate spending with respect to our personnel, materials and consultants, which decreased by $6.4 million for the quarter and $6.1 million on a year-to-date basis primarily as a result of the discontinuation of development of our Titanium product and the associated restructuring that took place at the end of the second quarter of fiscal 2003, and to a lesser extent the sale of our echo software technology and transfer of the related employees to TI at the end of fiscal 2002.  The year-to-date decline was slightly smaller than the third quarter decline due to an increase in aggregate spending with respect to personnel and materials in the first half of fiscal 2003, as compared to the same period last year, as a result of increased efforts in the development of our Titanium product.  The second key factor leading to the decline is a decrease in the amortization of stock compensation related to former Telinnovation employees who transferred to TI after the sale of our echo software technology to TI, as well as reductions in Atmosphere related amortization of stock compensation due to option cancellations associated with other employee terminations. The reduction in stock compensation amounted to $2.6 million for the quarter and $7.3 million on a year-to-date basis.  We expect research and development expenses to be flat to up as much as 10% in the fourth quarter of fiscal 2003 from the levels in the third quarter of 2003, as we undertake development of new products.

General and Administrative.  General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. General and administrative expenses in the third quarter and first nine months of fiscal 2003 were $1.5 million and $4.4 million, respectively, as compared to $1.6 million and $4.8 million in the corresponding periods in fiscal 2002. The decline in both quarter over quarter and year-to-date over year-to-date spending is primarily due to reductions in professional services spending in fiscal 2003 and to a lesser degree reductions in the level of foreign exchange transaction costs associated with the establishment and expansion of our international subsidiaries in fiscal 2002. We expect general and administrative expenses to remain relatively flat for the foreseeable future.

Amortization of Goodwill and Other Intangible Assets.  Amortization expense was eliminated in its entirety in the first quarter of 2003, resulting in a decline of $6.2 million and $18.8 million from the third quarter and first nine months of fiscal 2002, respectively. The elimination was due to two factors. First, the sale of our echo cancellation software technology in April 2002 resulted in the elimination of amortization related to the goodwill and intangibles from our acquisition of Telinnovation in fiscal 2003 as compared to amortization of $1.9 million and $5.6 million for the third quarter and first nine months of fiscal 2002, respectively. The balance was due to the elimination of amortization related to goodwill and the employee intangible associated with our acquisition of Atmosphere, upon adoption of SFAS 142, which accounted for $4.3 million and $13.2 million of the decline from the third quarter and first nine months of fiscal 2002, respectively. See Note 6 of Notes to the Condensed Consolidated Financial Statements for a detailed discussion of changes to the accounting treatment for goodwill and other intangible assets prescribed by SFAS 142.

Restructuring Charge.  The restructuring charge recorded in the second quarter of fiscal 2003 related to our decision to discontinue our efforts to develop and market our Titanium optical system. Our decision to discontinue the product was announced in the latter part of the quarter, after it was determined that the near-term market opportunity for this type of product was continuing to deteriorate. Therefore, despite our strong belief in Titanium’s long-term promise, we determined that the financial drain from Titanium development and marketing ceased to be justified, forcing us to discontinue our efforts to bring this product to market. As a result, we implemented a restructuring program at the end of September 2002, which included the elimination of approximately 30% of our worldwide workforce, and the recognition of impairment losses and the cancellation of certain purchase commitments for materials to be used in our development of Titanium, which resulted in a total charge of $6.8 million.

As of the end of the third quarter of fiscal 2003, all but approximately $151,000 of the cash restructuring charges had been paid. The balance is expected to be paid by the end of the fourth quarter of fiscal 2003. During the third quarter of fiscal 2003, consistent with our expectations, we realized over $4 million of pretax savings associated with this restructuring, primarily in the area of research and development. We believe this level of savings should continue for the foreseeable future unless telecommunications provider spending dramatically increases or we elect to expand our research efforts into other currently unforeseen areas. See Note 5 of Notes to the Condensed Consolidated Financial Statements for further details.

Other Income, Net.  Other income, net consists of interest income on our invested cash and cash equivalent balances, offset by a nominal amount of interest expense. Other income in the third quarter and first nine months of fiscal 2003 was $436,000 and $1.4 million, respectively, as compared to $530,000 and $2.6 million in the corresponding periods of fiscal 2002. The decrease was primarily attributable to lower interest rates reducing our earnings on invested balances, and to a lesser extent, a decline in the average invested cash balance.

Income Taxes.  Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the third quarter and first nine months of fiscal 2003 was a provision of 0.3%, as compared to a benefit of 27.0% in the corresponding periods of fiscal 2002. The income taxes incurred in fiscal 2003 are due to providing taxes on our international operations. In the fourth quarter of fiscal 2002, we discontinued recording tax benefits associated with our domestic operating losses due to uncertainty about the recoverability of our net operating loss carry forward position. We will continue to record no benefit from these operating loss carry forwards until such time as we have generated a sufficient pattern of profitability. We would expect to continue to report a minimal tax provision for the foreseeable future related to our international operations.

Cumulative Effect of Accounting Change.  The $36.8 million reported in the first nine months of fiscal 2003 represents the transitional impairment loss for previously recorded goodwill, which we recorded in connection with our adoption of SFAS 142 effective May 1, 2002. There was no accounting change in the same period last year.

STOCK-BASED COMPENSATION

We recorded deferred compensation of $1.3 million as of April 30, 1999, as a result of stock options granted in fiscal 1999. We are amortizing the deferred compensation to general and administrative expense over the corresponding vesting period of the stock options. We amortized approximately $47,000 and $142,000 of this deferred compensation in the third quarter and the first nine months of fiscal 2003, respectively, compared to $78,000 and $235,000 in the corresponding periods of fiscal 2002. The decline in amortization expense during fiscal 2003 is due to reductions in the amount of deferred compensation as a result of employee terminations.

Associated with the acquisition of Telinnovation in February 2000, we recorded $23 million of deferred compensation related to 400,000 restricted shares of common stock granted to employees from Telinnovation. These restricted shares were tied to the employees’ continuing employment with Ditech. The deferred compensation was being amortized as research and development expense over the three-year vesting period of the restricted shares until we sold our echo cancellation software technology to TI in April 2002. As part of the disposition of our echo software technology to TI, TI became the custodian of these restricted shares and will release them to the former Telinnovation employees, who are now employed by TI, as they are earned. The net deferred stock compensation of $6.1 million remaining on April 15, 2002 was written off as part of the sale transaction. Therefore, there was no amortization recorded during fiscal 2003 nor will there be any future amortization related to deferred stock compensation associated with our acquisition of Telinnovation. We amortized approximately $1.9 million and $5.7 million of this deferred compensation in the third quarter and first nine months of fiscal 2002, respectively.

Associated with the acquisition of Atmosphere on July 25, 2000, we recorded $2.4 million of deferred compensation related to unvested options assumed in the acquisition. This amount has been reduced from time to time due to option cancellations associated with employee terminations. This deferred compensation was fully amortized to research and development expense by the end of the second quarter of fiscal 2003. In connection with the acquisition of Atmosphere, we issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as deferred compensation of $17.3 million in August 2000. Subsequent to recording this deferred compensation, the gross amount of deferred compensation has been reduced from time to time for the impact of option cancellations due to employee terminations. The net deferred compensation is being amortized to research and development expense over the remaining term of the original forty-eight month vesting period of the options. The Atmosphere related deferred compensation expense totaled approximately $405,000 and $1.8 million in the third quarter and first nine months of fiscal 2003, respectively, as compared to approximately $1.1 million and $3.4 million for the corresponding periods in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

Operating activities used $10.1 million in cash in the first nine months of fiscal 2003, primarily due to the net loss for the period, net of $52.1 million of non-cash items including depreciation, amortization of stock compensation, portions of the restructuring charge and the cumulative effect of the accounting change related to the transitional impairment of goodwill. Further offsetting the net loss for the period was a $9.0 million net change in assets and liabilities resulting from a $16.2 million swing in income taxes receivable/payable due primarily to the receipt of $15.9 million of income tax refunds receivable and a $1.1 million reduction in the level of inventory, offset in part by a $2.9 million increase in accounts receivable and other current assets and a $5.4 million reduction in accounts payable, accrued expenses and deferred revenue. In the first nine months of fiscal 2002 we used $7.8 million of cash in operations due to the net loss for the period, net of non-cash expenses of $31.8 million related to depreciation and amortization, including amortization of goodwill, intangible assets and deferred stock compensation, $14.2 million of collections of accounts receivable and a $2.9 million increase in accounts payable, accrued expenses and deferred revenue, partially offset by an increase in current and deferred income taxes receivable of $14.9 million.

Investing activities used $4.2 million in the first nine months of fiscal 2003, primarily related to purchases of lab and test equipment associated with our Titanium product, most of which was incurred prior to the product’s discontinuation at the end of September 2002. In the first nine months of fiscal 2002, we used $8.7 million primarily due to purchases of property and equipment as we ramped up development of our Titanium product and approximately $884,000 of tangible assets and intellectual property purchased from Ilotron Limited in June of 2001.

Financing activities generated $733,000 in the first nine months of fiscal 2003 and $1.6 in the first nine months of fiscal 2002, primarily due to funding related to semiannual employee stock purchase plans.

As of January 31, 2003, we had cash and cash equivalents of $92.3 million compared to $105.9 million at April 30, 2002. As of January 31, 2003, there were no borrowings outstanding against our $2 million operating line of credit and our $5 million equipment line of credit expired unused in February 2003. The operating line of credit expires on August 7, 2003. The credit facility is collateralized by substantially all of our current and future assets and requires that we maintain certain financial covenants in order to be able to draw against the facility.

We have no material commitments other than obligations under operating leases, particularly our facility leases, and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We currently occupy approximately 61,000 square feet in the two buildings that form our Mountain View headquarters. This facility lease expires in June 2006. We also lease a research and development facility in Australia and one in the United Kingdom, each of which contains approximately 6,000 square feet with lease terms that expire in April 2005 and October 2011, respectively. We believe that the space under the combined leases is adequate to meet our needs for at least the next twelve months. The annual rental payments for these lease commitments are approximately $2 million per year for each of the next four fiscal years and approximately $1 million in total, thereafter. At January 31, 2003, we had approximately $6.7 million of open purchase orders primarily related to purchases of inventory and operating expenses, substantially all of which will be received over the next three to nine months.

As a result of the substantially lower gross margins in our optical subsystems business and the lack of growth in our optical business in recent periods, we are evaluating both the optical and echo segments of our business to determine their relative contributions to our ability to achieve break-even operating results, and to assess strategic options to address these concerns.  For further discussion, see “Future Growth and Operating Results Subject to Risk — We Remain Reliant on our Echo Business to Generate Near-Term Revenue Growth and Profitability, Which Could Limit our Rate of Future Revenue Growth and Delay The Point at Which We Achieve Break-Even Operating Results.”

We believe that we will be able to satisfy our cash requirements for at least the next twelve months from our existing cash, as well as our line of credit facility that was established in August 2002. Our ability to fund our operations beyond the next twelve months will be dependent on the amount of research and development activities that we undertake and the overall demand of the telecommunications service providers for new capital equipment. Should our customers’ capital spending patterns remain flat or deteriorate during fiscal 2004, we may need to find additional sources of cash by the end of fiscal 2004 or further reduce our spending to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business. Our five largest customers accounted for approximately 79% of our revenue in the first nine months of fiscal 2003 and 65% and 70% of our revenue in fiscal 2002 and 2001, respectively. For example, Qwest, our largest customer for the past few years, accounted for less than 1% of our revenue in the first nine months of fiscal 2003 and only 9% of our sales in all of fiscal 2002, time periods in which revenues were substantially less than in recent prior periods, as compared to 47% of our revenue in all of fiscal 2001.

Due to continuing difficult economic conditions, many operators in the telecommunications industry have experienced financial difficulties, which have dramatically reduced their capital expenditures and, in some cases, resulted in their filing for bankruptcy or becoming acquired by other operators. We expect this trend to continue, which may result in our dependence on an even smaller customer base.

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

Our customers may delay orders for our existing products in anticipation of the release of our or our competitors’ new products. Further, if our or our competitors’ new products substantially replace the functionality of our existing products, our existing products may become obsolete, and we could be forced to sell them at reduced prices or even at a loss.

Revenue can vary period to period if planned dates of new product introductions are missed and the product release occurs in a later quarter. As an example of this risk, we had initially planned to begin production shipment of the international version of our OC-3 echo canceller, the STM-1, in the second quarter of calendar 2001. However due to product reprioritization, schedule delays and prolonged customer testing of this new product, we did not ship any units for revenue until fiscal 2003.

In addition, the sales cycle for our products is typically lengthy. Before ordering our products, our customers perform significant technical evaluations, which typically last up to 90 days in the case of our echo cancellation products and up to 180 days in the case of our optical communications products. Once an order is placed, delivery times can vary depending on the product ordered, with delivery times for optical communications products exceeding those for our echo cancellation products. As a result, revenue forecasted for a specific customer for a particular quarter may not occur in that quarter. Because of the potential large size of our customers’ orders, this would adversely affect our revenue for the quarter.

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE OUR NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE.

We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce our new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. We may not be able to successfully produce or market our new products in commercial quantities, complete product development when anticipated, or increase sales. These risks are of particular concern when a new generation product is introduced. As a result, while we believe we will achieve our product introduction dates, they may be delayed. For example, we originally expected our international version of our fifth generation echo cancellation system, the STM-1, to be available in the second quarter of calendar 2001. However, we did not realize our first revenue shipment of this product until fiscal 2003. Additionally, in fiscal 2002, sales of our fourth generation echo cancellers and our broadband system generated the majority of our echo revenue while sales of our fifth generation, OC-3 echo cancellation system fell short of our expectations due to a sudden decline in projected demand in the third quarter of fiscal 2002 from our primary targeted customer for this product, Qwest, which led to the establishment of $3.5 million of excess inventory reserves in the third quarter of fiscal 2002. We have begun to see acceptance of the OC-3 system by some of our newer customers over the past few quarters. The increased sales of this product have allowed us to draw down a sizable portion of the unreserved OC-3 inventory.

We have in the past experienced, and in the future may experience, unforeseen delays in the development of our new products. We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new products. We may not be able to address evolving demands in these markets in a timely or effective way. Even if we do, customers in these markets may purchase or otherwise implement competing products.

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

WE REMAIN RELIANT ON OUR ECHO BUSINESS TO GENERATE NEAR-TERM REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH AND DELAY THE POINT AT WHICH WE ACHIEVE BREAK-EVEN OPERATING RESULTS

To date, the majority of our revenue has been derived from sales of our echo cancellation products.  In addition, the echo cancellation portion of our business has generated substantially higher gross margins than the optical subsystems portion of our business.  As our optical business is primarily focused on an OEM sale strategy, we have experienced, and expect to continue to experience, much lower levels of gross margin than our echo cancellation products.  Additionally, although we have expended significant efforts on expanding optical revenues and diversifying our optical customer base, we have yet to see any substantial growth in either aspect of our optical business.  Compounding the near-term risk of our optical business is the fact that we still generate the vast majority of our optical revenue from a few customers, one of whom is located in the Far East.  Due to our dependence on such a small number of optical customers at this time and the political and economic volatility in certain parts of the Far East, future optical revenue could be subject to adverse abrupt and unanticipated changes in demand.

The lower gross margin combined with the level of operating expenses needed to continue to address the optical subsystem market have contributed disproportionately to our recent operating losses, while the echo cancellation business has moved closer to break even operations.  As a result of this and the other reasons discussed above, we are evaluating both of these segments of our business to determine their relative contributions to our ability to achieve break-even operating results, and to assess strategic options to address these concerns.

We expect that, at least for the near-term, we will be dependent on our echo cancellation products to generate the majority of our revenue growth and to drive us closer to break-even operating results.  However, reliance on our echo cancellation business to be the main driver of near-term growth will likely be a limiting factor on revenue growth rates due to the relatively small size of the overall echo cancellation market.

WE FACE INTENSE COMPETITION, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES OF OUR PRODUCTS.

The markets for our products are intensely competitive, continually evolving and subject to rapid technological change. We may not be able to compete successfully against current or future competitors, including our customers. Certain of our customers also have the ability to internally produce the equipment that they currently purchase from us. In such cases, we also compete with their internal product development capabilities. We expect that competition will increase in the future. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully.

In our echo cancellation business, we face competition from two major direct manufacturers of stand-alone echo cancellers, Tellabs and Natural Microsystems (NMS). The other competition in the echo cancellation market comes from voice switch manufacturers. These manufacturers don’t sell echo cancellation products or compete in the open echo cancellation market, but they integrate echo cancellation functionality within their switches, either as hardware modules or as software running on chips. A more widespread adoption of internal echo cancellation solutions would present an increased competitive threat to us if the net result was the elimination of demand for our echo cancellation system products. With the downturn in spending in the telecommunications industry, service providers appear to be exploring these alternative sources of echo cancellation more thoroughly, while they wait for more robust capital spending budgets to return. If our customers decide to design these alternative sources of echo cancellation into their future network expansion, it could adversely impact the speed and duration of our echo sales recovery.

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

In April 2002, we sold our echo cancellation software technology and future revenue streams from our licenses of technology acquired from Telinnovation to TI, in return for cash and a long-term license of the echo cancellation software. Although the licensing agreement has strong guarantees of support for the software used in our products, if TI were to breach that agreement in some fashion, and not deliver complete and timely support to us, our success in the echo cancellation systems business could be adversely affected.

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

In order to respond to increasing competition and our anticipation that average selling prices will decrease, we are attempting to reduce manufacturing costs of our new and existing products. If we do not reduce manufacturing costs and average selling prices decrease, our operating results will be adversely affected. Manufacturing is currently outsourced to a small number of contract manufacturers. We believe that our current contract manufacturing relationships provide us with competitive manufacturing costs for our products. However, if we or these contract manufacturers terminate any of these relationships, or if we otherwise establish new relationships, we may encounter problems in the transition of manufacturing to another contract manufacturer, which could temporarily increase our manufacturing costs and cause production delays.

WE OPERATE IN AN INDUSTRY EXPERIENCING RAPID TECHNOLOGICAL CHANGE, WHICH MAY MAKE OUR PRODUCTS OBSOLETE.

Our future success will depend on our ability to develop, introduce and market enhancements to our existing products and to introduce new products in a timely manner to meet our customers’ requirements. The markets we target are characterized by:

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

SOME OF THE KEY COMPONENTS USED IN OUR PRODUCTS ARE CURRENTLY AVAILABLE ONLY FROM SOLE SOURCES, THE LOSS OF WHICH COULD DELAY PRODUCT SHIPMENTS.

We rely on certain vendors as the sole source of certain key components that we use in our products. We have no guaranteed supply arrangements with these vendors. Any extended interruption in the supply of these components would affect our ability to meet scheduled deliveries of our products to customers. If we are unable to obtain a sufficient supply of these components, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships, and we could lose customers and orders.

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

IF WE LOSE THE SERVICES OF ANY OF OUR KEY MANAGEMENT OR KEY TECHNICAL PERSONNEL, OR ARE UNABLE TO RETAIN OR ATTRACT ADDITIONAL TECHNICAL PERSONNEL, OUR ABILITY TO CONDUCT AND EXPAND OUR BUSINESS COULD BE IMPAIRED.

We depend heavily on Timothy K. Montgomery, our Chairman, President and Chief Executive Officer, and on other key management and technical personnel, for the conduct and development of our business and the development of our products. Recently, we have attempted to mitigate some of this risk through some key hires. However, there is no guarantee that if we lost the services of one or more of these people for any reason, that it would not adversely affect our ability to conduct and expand our business and to develop new products. We believe that our future success will depend in large part upon our continued ability to attract, retain and motivate highly skilled employees. However, we may not be able to do so.

OUR ABILITY TO COMPETE SUCCESSFULLY WILL DEPEND, IN PART, ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WE MAY NOT BE ABLE TO PROTECT.

We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, such measures may not be adequate to safeguard the technology underlying our products. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for any such breach. In addition, we may not be able to effectively protect our intellectual property rights in certain countries. We may, for a variety of reasons, decide not to file for patent, copyright or trademark protection outside of the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights.

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

ACQUISITIONS AND INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

From time to time, we review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. Acquisitions or investments could result in a number of financial consequences, including:

•	potentially dilutive issuances of equity securities;
•	large one-time write-offs;
•	reduced cash balances and related interest income;
•	higher fixed expenses which require a higher level of revenues to maintain gross margins;
•	the incurrence of debt and contingent liabilities; and
•	amortization expenses related to other acquisition related intangible assets and impairment of goodwill.
Furthermore, acquisitions involve numerous operational risks, including:
•	difficulties in the integration of operations, personnel, technologies, products and the information systems of the acquired companies;
•	diversion of management’s attention from other business concerns;
•	diversion of resources from our existing businesses, products or technologies;
•	risks of entering geographic and business markets in which we have no or limited prior experience; and
•	potential loss of key employees of acquired organizations.

WE MAY NOT REALIZE EXPECTED BENEFITS FROM OUR RESTRUCTURING EFFORTS.

As a result of the continuing unfavorable economic conditions and reduced capital spending by telecommunications service providers, we implemented a restructuring program at the end of September 2002, which included a workforce reduction and the discontinuation of development and marketing of our Titanium product. While we realized significant savings in the third quarter of fiscal 2003 as a result of this restructuring, there can be no assurances that we will continue to realize the same level of benefits in the foreseeable future. Further, we cannot predict whether we will need to engage in further restructuring activities in the future, which may impact our operating results.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk of our investment portfolio since April 30, 2002, the end of our last fiscal year. Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments and our investment portfolio only includes highly liquid instruments. As a result of the short-term duration of the financial instruments in our investment portfolio, we do not believe that the carrying value of our financial instruments is materially sensitive to changes in interest rates. Our cash and cash equivalents as of January 31, 2003 of $92.3 million all have maturities of 30 days or less and bear an average interest rate of 1.407%. The estimated fair value of our cash and cash equivalents approximates the principal amounts of the underlying securities based on the short maturities of these financial instruments.

To date, substantially all of our sales are denominated in U.S. dollars. As only a small amount of costs and expenses are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

Item 4—Controls and Procedures

Within ninety days prior to the date of this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Messrs. Montgomery and Tamblyn concluded that our disclosure controls and procedures are effective in promptly alerting them to material information required to be included in our periodic SEC reports. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by a person’s individual acts, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure investors that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

None.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved by the Company’s Audit Committee to be performed by PricewaterhouseCoopers, the Company’s external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of Ditech. The Audit Committee approved new or recurring engagements of PricewaterhouseCoopers for the following non-audit services: (1) services rendered in connection with the preparation of the Company’s tax returns; and (2) other services regarding tax compliance.

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

2.3(3)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
3.1(4)	Restated Certificate of Incorporation of Ditech
3.2(5)	Bylaws of Ditech, as amended and restated on March 28, 2002
3.3(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
4.5(7)	Amended and Restated Registration Agreement, dated March 19, 1999, between Ditech and certain investors
10.3(9)	1998 Stock Option Plan
10.7(8)	1999 Non-Officer Equity Incentive Plan
10.11	Employment Letter, dated December 5, 2002, between Ditech and Nadine Melka
10.12	Employment Letter, dated April 25, 2002, between Ditech and Lee House
10.28(9)	2000 Non-Qualified Stock Plan
99.1	Certification of Chief Executive Officer and Chief Financial Officer

(1)                                  Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000, filed July 31, 2000.

(2)                                  Incorporated by reference from the exhibit with corresponding number from Ditech’s Current Report on Form 8-K, filed August 8, 2000.

(3)                                  Incorporated by reference from the exhibit with corresponding number from Ditech’s Report on Form 8-K, filed April 30, 2002.

(4)                                  Incorporated by reference from the exhibit with corresponding number from Ditech’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed December 13, 2000.

(5)                                  Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, filed July 29, 2002.

(6)                                  Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed March 30, 2001.

(7)                                  Incorporated by reference from the exhibits with corresponding descriptions from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(8)                                  Incorporated by reference to the exhibit with the corresponding title from Ditech’s Tender Offer Statement on Schedule TO, filed February 19, 2003.

(9)                                  Incorporated by reference to the exhibit with the corresponding title from Ditech’s Quarterly Report on Form 10-Q for the quarter ended, October 31, 2002, filed on December 16, 2002.

(b)                                  Reports on Form 8-K

Ditech filed no reports on Form 8-K during the third quarter of fiscal 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Communications Corporation

Date: March 13, 2003	By:	/s/ WILLIAM J. TAMBLYN
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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003	/s/ TIMOTHY K. MONTGOMERY
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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn Chief Financial Officer (Principal Financial Officer)

EXHIBIT LIST

Exhibit	Description of document
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

2.3(3)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
3.1(4)	Restated Certificate of Incorporation of Ditech
3.2(5)	Bylaws of Ditech, as amended and restated on March 28, 2002
3.3(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
4.5(7)	Amended and Restated Registration Agreement, dated March 19, 1999, between Ditech and certain investors
10.3(9)	1998 Stock Option Plan
10.7(8)	1999 Non-Officer Equity Incentive Plan
10.11	Employment Letter, dated December 5, 2002, between Ditech and Nadine Melka
10.12	Employment Letter, dated April 25, 2002, between Ditech and Lee House
10.28(9)	2000 Non-Qualified Stock Plan
99.1	Certification of Chief Executive Officer and Chief Financial Officer

(1)                                  Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000, filed July 31, 2000.

(2)                                  Incorporated by reference from the exhibit with corresponding number from Ditech’s Current Report on Form 8-K, filed August 8, 2000.

(3)                                  Incorporated by reference from the exhibit with corresponding number from Ditech’s Report on Form 8-K, filed April 30, 2002.

(4)                                  Incorporated by reference from the exhibit with corresponding number from Ditech’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed December 13, 2000.

(5)                                  Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, filed July 29, 2002.

(6)                                  Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed March 30, 2001.

(7)                                  Incorporated by reference from the exhibits with corresponding descriptions from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(8)                                  Incorporated by reference to the exhibit with the corresponding title from Ditech’s Tender Offer Statement on Schedule TO, filed February 19, 2003.

(9)                                  Incorporated by reference to the exhibit with the corresponding title from Ditech’s Quarterly Report on Form 10-Q for the quarter ended, October 31, 2002, filed on December 16, 2002.