Form 10-K
period 2003-04-30
DITECH COMMUNICATIONS CORP
filed 2003-07-15
CIK 1080667

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2003

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $41,309,716 as of October 31, 2002 based upon the closing price on the Nasdaq National Market reported for such date. Excludes an aggregate of 8,476,862 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person is an affiliate of the registrant.

        The number of shares outstanding of the Registrant's Common Stock as of July 7, 2003 was 30,672,889 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held September 19, 2003, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

DITECH COMMUNICATIONS CORPORATION
FORM 10-K

INDEX

i

Trademarks:

        Ditech and the Wave Design logo are registered trademarks of Ditech Communications Corporation. Ditech has applied to register the Altamar Networks trademark and the Altamar Networks Triangle Circle logo. Voice Quality Assurance (VQA), Quad Voice Processor (QVP) and Broadband Voice Processor (BVP) are all trademarks of Ditech Communications Corporation. This Annual Report on Form 10-K also includes trademarks of companies other than Ditech.

ii

Ditech Communications Corporation

Part I

Item 1—Business

General

        This Annual Report contains forward-looking statements that relate to future events or future financial performance. In some cases, forward looking statements can be identified by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "targets", "predicts", "intends", "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk" and elsewhere in this Annual Report. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

        Ditech Communications Corporation ("Ditech") is a global telecommunications equipment supplier for voice and optical networks. Our voice products are echo cancellers, which not only effectively eliminate echo, a significant problem in existing and emerging voice networks, but also provide Voice Quality Assurance, which addresses background noise and other voice quality issues in wireline and wireless communications. Ditech develops and markets optical subsystem communications products through its wholly owned subsidiary, Altamar Networks, Inc. (Altamar Networks). However, on May 22, 2003, we announced our intention to exit the optical subsystem communications business and that we were actively seeking to sell this business. Where we use the words "we", "our" or similar expressions, we are referring to Ditech, Altamar Networks and each of our wholly-owned subsidiaries. Our fiscal year ends on April 30.

        We market our products domestically through a direct sales force and to a lesser degree OEMs and distributors. Internationally, we market our products through a direct sales force, value-added resellers, system integrators, OEMs and distributors.

        Ditech was originally incorporated as Phone Info., Inc. in July 1983 and subsequently changed its name to Automated Call Processing Corporation, Inc. ("Automated Call Processing"). In March 1997, Automated Call Processing sold portions of its business and merged with its wholly owned subsidiary, and the surviving entity was renamed Ditech Corporation. Ditech Corporation reincorporated in Delaware in April 1999 and changed its name to Ditech Communications Corporation. Ditech develops and markets optical subsystem communications products through its subsidiary, Altamar Networks, which was formed in February 2001. The mailing address for Ditech and Altamar Networks is 825 East Middlefield Road, Mountain View, California 94043. The Ditech general telephone number is 650-623-1300. The Altamar Networks general phone number is 650-864-1700.

Echo Cancellation and Voice Quality Assurance Market

        In the current deregulated market, voice quality is a key competitive differentiator for telecommunication service providers. One of the primary challenges faced by service providers in delivering quality voice communication is the elimination of echo. Echo results from signal reflection at the "hybrid," commonly the point where two wires of the local network meet the four wires of the long distance network. The hybrid is not completely efficient in carrying the electrical energy from the four-wire network to the two-wire network and a certain amount of electrical energy or voice signal is reflected back from the hybrid towards the speaker. Echo becomes noticeable whenever the one-time delay of a rebounded voice signal exceeds 25 milliseconds. If the delay exceeds 32 milliseconds, the quality of the voice call begins to degrade creating an echo, which is reflected back to the person speaking and can become an annoyance during the call. When these echo problems are present, people describe the effect as their voices sounding hollow or like someone talking in a tunnel. Delays, either due to a long transmission path, as in a long distance telephone call, or due to the complex signal hand-off from one network to another, for instance digital wireless or satellite voice calls, exacerbate the effect of echo. Therefore, most long distance, digital wireless and satellite calls require echo cancellation. Delays are also introduced as intelligent processing equipment, such as network switch interconnects, is increasingly incorporated into voice networks. Digital processing of voice signals requires time to compress and decompress and route signals through networks. As there is a greater shift towards voice-over-packet, which is a means of packaging voice signals into units of digital data for efficient transmission, these processing delays will continue to increase.

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

        To address these voice quality problems, service providers deploy voice quality enhancement and echo cancellation technology that quickly analyzes all voice channels and implements counter-measures to solve a variety of voice problems present. When an echo signal is detected, the echo canceller cancels the echo. Voice quality enhancement technology detects and cancels background noise as well as raises or lowers the voice signal for more comfortable listening.

        Service providers are demanding both smaller and higher capacity equipment as space in service provider facilities and central offices is becoming more crowded. In addition, due to intense competition, service providers are expanding network services offered to consumers. In order to compete successfully, they must deliver these services reliably and under the strict time-to-market and cost constraints demanded by consumers. We believe that our echo cancellation and Voice Quality Assurance products that address these market pressures are poised to gain share in the market.

Our Echo Cancellation and Voice Quality Assurance Solutions

        We design, develop and market stand-alone and system-based voice quality enhancement and echo cancellation products for wireline, wireless, satellite, and voice-over-packet networks throughout the world. Our products use a software architecture coupled with one of the latest commercially available digital signal processors to cancel echo and enhance the quality of voice communications. As a result of the sale of our echo cancellation software technology and the transfer of the majority of the echo cancellation software development group to Texas Instruments ("TI") in April 2002, we are dependent on TI for our echo cancellation software development. We have entered into a license relationship with TI, which provides that TI will continue to support our echo cancellation software development needs for at least the next three years. We believe our approach enables us to offer echo cancellation products with some of the highest capacity currently commercially available. The key elements of our echo cancellation solution include:

        Time-to-market advantage.    Our core technology uses an intelligent software algorithm, which is a sophisticated process or set of rules for our software to address an array of voice quality problems, running on off-the-shelf circuits and digital signal processors. Competitive echo cancellation solutions using application specific integrated circuits are more expensive to design, require more development time and are difficult to upgrade. Our approach leverages rapid technological advances in the commercial integrated circuit and digital signal processor industries. As a result, we believe that we are able to deliver high performance products to market with shorter product development cycles and lower investments in capital equipment than alternative solutions.

        Lower total cost of ownership.    Our compact design allows us to offer echo cancellation products with some of the highest echo canceling capacities currently available based on a seven-foot industry standard equipment rack located in service providers' central offices or remote facilities. This higher capacity (more echo cancellation capacity per rack) represents cost and space savings for service providers. Our newer generation products also offer more efficient cabling and network equipment installation, saving service providers even more space and installation costs. Our products are designed to allow service providers to remotely download and upgrade software via the Internet without interrupting network service or dispatching a technician to the remote site, which also lowers the cost of ownership.

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

        Voice Quality Assurance technology.    Our Voice Quality Assurance (VQA) software integrates voice quality enhancement features with the latest voice processor technology to improve the sound quality of voice calls in noisy environments. VQA forms the foundation of a wide range of advanced voice enhancement and network measurement solutions that we believe will help service providers optimize the voice quality of their communications networks. VQA's general features include noise reduction, level control and voice intelligibility.

Our Echo Cancellation Products

        All of our echo cancellation products are designed to solve echo and other voice quality issues, such as background noise and voice levels, in wireline, wireless, satellite and voice-over-packet networks. Our echo cancellation product family includes a mixture of both single and multi-port, stand-alone echo cancellers as well as several broadband, system-based products. The 18T1 and 18E1 are our third generation echo cancellation products and were deployed in significant volumes from their introduction in March 1995 through fiscal 1999. For most customers, the four-port Quad T1 and Quad E1 products, our fourth generation echo cancellation product, have substantially replaced the sales of our 18T1 and 18E1 single-port products. Production shipment commenced for our Quad T1 and Quad E1 products in the fourth quarter of fiscal year 1999. For customers who need more limited echo cancellation capacity than provided by our Quad products, the 18T1 and 18E1 are gradually being replaced by our SX-24 echo canceller (for the North American market) and SX-30 echo canceller (for the international market). Shipments of these products began in the forth quarter of fiscal 2002. Providing a smaller footprint, the SX-24 and SX-30 have many of the enhanced processing capabilities of our Quad and system-based products. Our Broadband Echo Cancellation System, or BBEC, is a system-level product that employs the Quad T1. Production shipment of our BBEC began in the first quarter of fiscal year 2000. We began shipping our fifth generation echo cancellation system, the OC-3/STM1 Echo Cancellation System, in the fourth quarter of fiscal 2001. This platform was the genesis of our Broadband Voice Processor (BVP) which began shipments in the second fiscal quarter of 2003. The BVP represents our sixth generation product and incorporates the latest in voice processing technology, adding selectable broadband interfaces with built-in trans-multiplexing and voice quality assurance. The interfaces supported on the BVP include OC-3, STM1, DS-3 and STS1. The BVP is one of the industry's highest density echo cancellation and voice quality enhancement system, providing the capability to handle over 24,000 voice channels in a single seven-foot equipment bay.

        Our echo cancellation product family shares several common advantages:

        Higher capacity.    Our fifth and sixth generation echo cancellation products are competitive with the capacity of other currently commercially available competitive products.

        Remote software updates.    With our products, the latest software updates for bug fixes can be downloaded remotely and incorporated into our products without taking the echo cancellation products off-line and interrupting service.

        International Telecommunications Union ("ITU") standards.    Our products are targeted to be compliant with ITU standards. As a member of the ITU, we actively participate in establishing the evolving global standards.

        Warranty.    We currently offer a five-year warranty on all of our echo cancellation products.

Our Echo Cancellation Products

Product	Description	Functionality
18T1	Single port echo canceller for use at T1 (1.544 Mb/s) transmission rate supporting North American markets	• A high capacity product that cancels 220 T1 lines per seven-foot industry standard equipment rack • Low power consumption
18E1	Single port echo canceller for use at E1 (2.048 Mb/s) transmission rate supporting international markets and North American gateway applications	• A high capacity product that cancels 126 E1 lines per 2.1 meter international industry standard equipment rack • Low power consumption
SX-24	Single port echo canceller for use at T-1 (1.544 Mb/s) transmission rate supporting North American markets	• Same basic functionality as 18T1, plus it supports our voice enhancement software suite of enhancement products previously only available on Quad and higher generation echo cancellers
SX-30	Single port echo canceller for use at E1 (2.048 Mb/s) transmission rate supporting international markets and North American gateway applications	• Same basic functionality as 18E1, plus it supports our voice enhancement software suite of enhancement products previously only available on Quad and higher generation echo cancellers
Quad T1	Single module including four independent T1 cancellers supporting North American markets	• Built-in voice enhancement technology • Cancels 480 T1 lines per rack
Quad E1	Single module including four independent E1 cancellers supporting international markets and North American gateway applications	• Built-in voice enhancement technology • Cancels 480 E1 lines per rack
Broadband Echo Cancellation System (BBEC)	Broadband echo cancellation system utilizing DS3 (45 Mb/s) interfaces to accommodate the growing adoption of higher speed broadband infrastructures in the North American markets	• First system level echo cancellation product
•    Uses two DS3s per shelf
•    Reduces bulky T1 cabling and installation
•    Fault tolerant architecture and autonomous alarm reporting via Ethernet to simplify fault isolation
• Cancels 336 T1 lines per rack
OC-3 Echo Cancellation System	Broadband echo cancellation system utilizing OC-3 (155 Mb/s) interfaces to accommodate the growing adoption of higher speed broadband infrastructures in the North American markets	• Supports three OC-3s per shelf.
•    Reduces bulky T1 cabling and installation
•    Fault tolerant architecture and autonomous alarm reporting via Ethernet to simplify fault isolation
• Cancels 1008 T1 lines per rack
STM-1 Echo Cancellation System	Broadband echo cancellation system utilizing STM-1 (155 Mb/s) interfaces to accommodate the growing adoption of higher speed broadband infrastructures in the international markets	• Supports three STM-1s per shelf • Reduces bulky E1 cabling and installation • Fault tolerant architecture and autonomous alarm • Cancels 768 E1s per rack
BVP	Broadband Voice Processor System offering the industry's widest range of interface support, targeted at both domestic and international network operators	• Supports up to 2016 channels per system, • Three systems per shelf • Transmux capability for OC-3/STM1/DS-3/STS1 • Integrated Voice Quality software

Optical Communications Market

        Although we designed, developed and marketed a suite of optical communication subsystem products for telecommunications networks for the past several years, through our subsidiary, Altamar Networks, in May 2003 we announced that we intend to exit this business and are currently actively seeking to sell this business. A discussion of the optical subsystem markets and products are described below as they have related to our historical operations.

Our Optical Subsystem Market and Products

        Market Problem Addressed.    All optical signals lose strength and signal integrity as they travel a certain distance over a fiber optic cable. In the legacy optical network, electrical regenerators costing hundreds of thousands of dollars were deployed to regenerate optical signals. By deploying optical amplifiers, service providers can eliminate many of these expensive electrical regenerators and extend the reach of their optical signals at a fraction of the cost. Altamar Networks' products offer system integrators and OEMs tangible benefits, including cost savings and potential improvement in time-to-market of their systems products.

        Subsystem Product Overview.    During fiscal 2003, the principal source of revenue from our optical product line has been our optical amplifiers, which have been shipping since the third quarter of calendar 1996. Altamar Networks' optical subsystem products include optical amplifiers and transponders that enable service providers to cost-effectively expand and extend the reach of fiber optic networks.

        Warranty.    We currently offer a five-year warranty on all of our optical communications products.

Our Optical Subsystem Products

Product	Description	Functionality
Optical amplifiers "Star" "Orion"	Complete suite of transmit, line and receive amplifiers that are based on technology referred to as "EDFA"	• Consistent optical amplification and low noise figures, making them suitable for dense wavelength division multiplexing (DWDM) applications
• Supports higher bandwidth fiber optic channels, allowing service providers to expand bandwidth without upgrading our amplifiers
Transponder	Accepts an optical signal from a legacy laser source and re-transmits the signal at an industry standard compliant optical wavelength suitable for transmission on a wavelength division multiplexing (WDM) network	• Allows legacy non-International Telecommunication Union standards compliant transmission equipment to be used on WDM networks • Packaged in a compact module for efficient space utilization

Our Optical Systems Products

        In March 2001, we announced the formation of Altamar Networks, Inc., our wholly owned subsidiary. Simultaneous with this announcement, Altamar Networks announced its new Titanium Optical Network System, being developed to be the industry's most integrated, scaleable and cost-effective transport system for the long-distance optical network. Titanium was being developed to provide carriers with the ability to turn up high-speed connections more quickly, thereby generating revenues more quickly, while lowering the cost of building and operating the long-distance optical network. However, due to the continued soft market for telecommunications equipment of this nature and the expectation that this would be one of the last areas in the telecommunications equipment market to recover, we discontinued development of this product in September of 2002 and restructured our business at that time.

Customers

        Echo cancellation customers.    The principal customers for our stand-alone and system-based echo cancellation products are wireline, wireless, and cellular service providers. During fiscal 2003, 2002 and 2001, approximately 74%, 66% and 86%, respectively, of our revenues came from sales of our echo cancellation products. Our active echo canceller customer base increased from approximately 65 customers in 2002 to approximately 85 in 2003. This increase is due in part to the addition of several significant domestic wireless carriers, as well as a number of smaller international customers during the last fiscal year. Although we continue to do business with the major North American long distance companies, including AT&T and Qwest Communications, the majority of our domestic echo revenue is currently being generated by some of the largest domestic wireless carriers including Verizon Wireless and Cingular Wireless. Revenues from echo cancellation sales remain highly concentrated. In fiscal 2003, our largest echo cancellation customer, Verizon Wireless, accounted for 39% of our total company revenue. Our next four largest echo customers accounted collectively for 21% of our total company revenue.

        Optical communications subsystems customers.    The customers for our optical communications subsystems are primarily network equipment companies and service providers. We maintained our optical customer base at approximately 20 in fiscal 2003 and 2002. During fiscal 2003, 2002 and 2001, approximately 26%, 34% and 14%, respectively, of our revenue came from the sale of optical communications subsystem products. Our optical revenue is also quite highly concentrated, as our top five customers generated over 92% of total optical revenue in fiscal 2003, with Cisco Systems being our largest optical customer in fiscal 2003 accounting for 18% of our total revenue and 69% of our optical revenue.

        As previously described, we decided to exit the optical communications business and have begun exploring offers to sell this portion of our business. We are targeting the sale of the business to be completed in the first quarter of fiscal 2004. As a result, future operating results related to our optical business will be reported as discontinued operations until such time as the business is sold.

        Backlog.    Our backlog was approximately $5.6 million (including approximately $600,000 related to optical products which will be reported as discontinued operations in fiscal 2004) and $10.2 million (including approximately $2.2 million of optical products) as of the first business day of June 2003 and 2002, respectively. Our backlog includes orders confirmed with a purchase order, for products to be shipped within 120 days to customers with approved credit status. Backlog also includes shipments classified as deferred revenue, which we expect to recognize as revenue within 120 days. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules, we do not believe that our backlog as of any particular date is necessarily indicative of actual net sales for any future period.

        We market our products, both domestically and internationally; revenues by segment and geographic information with respect to revenues and long-lived assets, is set forth in Note 12 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Historically the majority of our sales have been to customers in the U.S. These customers accounted for approximately 83%, 80% and 83%, of our revenue in fiscal 2003, 2002 and 2001, respectively. The majority of our long-lived assets are located in the U.S. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk—We May Experience Unforeseen Problems As We Diversify Our International Customer Base, Which Would Impair Our Ability To Grow Our Business" for a discussion of risks associated with international operations.

Research and Development

        We have engineering departments dedicated to and focused on designing and developing next generation echo cancellation and optical subsystem products. Our research and development expenses for fiscal 2003, 2002 and 2001, were approximately $33.4 million, $53.3 million and $34.4 million, respectively. In fiscal 2003, the decrease in our research and development expenses was principally related to discontinuation of development of our Titanium optical system product in September 2002, primarily in the areas of personnel, consultants and materials spending. The number of employees in our research and development departments decreased significantly in fiscal 2003, primarily due to the discontinuation of the Titanium development, and will decrease further as a result of our decision to exit the optical subsystems business and anticipated resulting workforce reduction. We believe that recruiting and retaining qualified engineering personnel in our echo cancellation business will be essential to our continued success.

Manufacturing

        We operate as a "virtual" manufacturing organization by relying on contract manufacturers to assemble our echo cancellation and optical communications products. We perform only final test and shipping functions for our echo cancellation products and final assembly, test and shipping functions for our optical products. We are ISO 9001:2000 certified and require that our contract manufacturers have ISO 9000:2000 registration as a condition of qualification. Our raw materials are procured from outside suppliers, primarily through our contract manufacturers. In procuring digital signal processors for our echo cancellation products, we and our contract manufacturers rely on TI as our sole supplier. Our future success will depend in significant part on our ability to obtain components on time, at competitive prices, and in sufficient quantities to meet demand. Although we believe that there are currently ample supplies of components, we have experienced part shortages in prior years, which had a direct impact on revenues and results of operations and may experience such shortages again in the future. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk" below for a discussion of risks related to manufacturing our products.

Sales and Marketing

        In fiscal 2003, our overall sales and marketing work force declined from fiscal 2002 levels primarily due to the discontinuation of our Titanium optical system in September 2002, and the related restructuring that occurred at that time. We expect that our sales and marketing workforce will decline further as a result of our decision to exit the optical business and the associated workforce reduction. We primarily rely on our direct sales force to sell our echo cancellation and optical products domestically and to a lesser extent, internationally. We have continued to expand our network of value-added resellers, distributors, and sales agents that sell our products internationally, and continued to expand and enhance our web site marketing program, making this an effective marketing and sales tool. In addition, in fiscal 2003 we expanded our international trade show participation in a further attempt to strengthen our international presence.

Acquisitions and Dispositions

        Our strategy is to increase new product development both through internal staffing and when potential acquisitions provide us with a critical new product and/or a decided time-to-market advantage, through acquisitions.

        On February 1, 2000, we completed our first acquisition by purchasing substantially all of the assets and hiring all the key employees of Telinnovation Corporation, a leading developer of voice enhancement and echo cancellation technology. On April 16, 2002, we sold our echo cancellation software intellectual property and all rights to future revenue streams from our existing software licenses to TI and received a license for this technology. This transaction and license agreement with TI reflects a strategic decision to bolster and focus all of our echo-cancellation resources to compete in the echo cancellation systems business, where historically we have generated the vast majority of our revenues and profits. Under the terms of the agreement, we received a total of $26.8 million, of which $18.3 million of cash was received on the closing date of the sale, $5.0 million was paid to us in April 2003 and $3.5 million will be paid to us in April 2004. In addition, we secured a long-term license of the echo cancellation software from TI. The license has an initial four-year free royalty period, after which the royalty rate will be set based on a preferred customer pricing formula stipulated in the sale agreement. With this transaction and licensing agreement with TI, we believe we have maintained the advantage of the echo-cancellation software component of our product, while increasing the funds available to develop new products.

        On July 25, 2000, we completed our acquisition of Atmosphere Networks, Inc., an optical networking company, and certain of its key employees. We completed this acquisition to add key networking expertise to our Titanium system development team. On June 29, 2001, we completed our acquisition of the intellectual property and all tangible assets of Ilotron Limited, a UK based optical transport company that was in bankruptcy. Independently, we hired certain former employees, primarily engineers, of Ilotron. We completed this acquisition to shorten the time-to-market for our Titanium product. In September 2002, due to the continued depressed market conditions for optical systems, we discontinued development of Titanium.

        We will continue to look to acquire companies that meet market attractiveness and strategic fit criteria. Acquisitions involve numerous risks, which are more fully discussed in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk."

        On May 22, 2003, after careful review, we announced a change to our strategic direction. Going forward, we are going to focus all of our assets in continuing to grow our voice enhancement and echo cancellation business, and resultantly we decided to sell our Altamar Networks' optical subsystem business. We are actively seeking to execute this plan in the first quarter of fiscal 2004. After we closed down the Titanium optical system development in September 2002, we refocused a strong core team of optical engineers to design new optical subsystem products. These product developments have generated interest from some of the largest OEMs in the optical networking industry and we believe they possess commercial potential. As a result, we continue to believe in the promise of our optical subsystems technologies and designs, yet we realize that in a consolidating market, we are facing increased competitive pressure from companies which enjoy more vertical manufacturing environments. Therefore, we believe it is in the best interest of the Company and our stockholders to sell our optical business unit and focus all of our efforts on our voice business, where our strongest core competencies reside and where we expect to continue to enjoy solid gross margins and market share momentum.

Competition

        The markets for our products are intensely competitive, continually evolving and subject to rapid technological change. We believe that rapid product introductions with price performance advantages are critical competitive factors. We believe our products also face competition in the following areas:

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

        In the echo cancellation and voice enhancement market, our principal competitors are Natural Microsystems ("NMS"), which purchased Lucent's echo cancellation business in October 2001, and Tellabs. The other competition in the echo cancellation market comes from voice switch manufacturers. These manufacturers do not sell echo cancellation products or compete in the open echo cancellation market, but they integrate echo cancellation functionality within their switches, either as hardware modules or as software running on chips. A widespread adoption of internal echo cancellation solutions could present a competitive threat to us if the net result was the elimination of demand for our echo cancellation system products.

        Altamar Networks' principal competitors in the optical communications subsystem products market have fallen into two groups: component companies and system companies. Component companies, such as JDS Uniphase and Corning, make the sub-assemblies such as lasers and other active and passive components that must be built into the subsystems that Altamar Networks develops and markets. In the future it is likely that these companies will enter the subsystems market. The principal systems competitors for Altamar Networks' optical communications subsystem products include Ciena, Lucent, Alcatel and Nortel Networks. Many of these systems companies market and sell the same type of subsystem products that Altamar Networks develops and markets, as well as incorporating these subsystems in their own system-level products.

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

        Existing and potential customers are also our current and potential competitors. These companies may develop or acquire competitive products or technologies in the future and thereby reduce or cease their purchases from us. In addition, we believe that the size of suppliers will be an increasingly important part of purchasers' decision-making criteria in the future. We may not be able to grow rapidly and therefore not compete successfully with our existing or new competitors. In addition, competitive pressures faced by us may result in lower prices for our products, loss of market share, or reduced gross margins, any of which could materially and adversely affect our business, financial condition and results of operations.

Patents and Intellectual Property Rights

        Our future success will depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies and processes. Nevertheless, such measures may not be adequate to safeguard the proprietary technology underlying our echo cancellation and voice quality enhancement products. As of April 30, 2003, we had 8 issued and 15 patent applications pending. All of these patents relate to optical communications products and expire between 2014 and 2017. Due to the announced intent to sell our optical business, our patents may be assigned to the acquirer of our optical business and it will be up to such acquirer to pursue issuance under the pending applications.

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

        We generally enter into confidentiality agreements with our employees and strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the U.S., Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in such countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the U.S. Further, we occasionally incorporate the intellectual property of our customers into our designs, and we have certain obligations with respect to the non-use and non-disclosure of such intellectual property. However, the steps taken by us to prevent misappropriation or infringement of the intellectual property of our company or our customers may not be successful. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Such litigation could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

        As of April 30, 2003, we had 213 employees, 39 of whom were primarily engaged in operations, 89 in research and development, 59 in sales, marketing and technical support and 26 in finance and administration. In May 2003, we announced our intention to exit the optical business and implement a workforce reduction, both of which are expected to be completed in the first quarter of fiscal 2004. Our employees are not represented by any collective bargaining agreement, and we have not experienced a work stoppage. We believe our employee relations are good.

Available Information

        You may obtain a free copy of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after our filing with the SEC, through our website at www.ditechcom.com. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website should be deemed to be part of this Annual Report.

Item 2—Properties

        Our principal offices and facilities are currently located in two leased buildings totaling approximately 61,000 square feet in Mountain View, California. The term of the lease expires on June 30, 2006. We also lease a research and development facility in Melbourne, Australia, of approximately 6,300 square feet with a lease term of four years, which expires on April 16, 2005 and a research and development facility in Kent, United Kingdom, of approximately 6,000 square feet with a lease term of 10 years, which expires in October 2011, with an option to terminate the lease in October 2006 for a penalty equal to 9 months rent. However, due to our announcement to exit our optical business, we will not be requiring the Australian and United Kingdom facilities in the future and we will begin negotiations with the landlords of those properties to terminate those leases or attempt to sublease the facilities. Additionally, after we complete the sale of our optical subsystems business and the related workforce reduction, we may have excess space in our Mountain View headquarters. If we determine that we have excess space in Mountain View, we may attempt to sublease the excess space, if practicable. We believe that the space under the combined leases is adequate to meet our needs for at least the next twelve months.

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

Item 4—Submission of Matters to a Vote of Security Holders

        Not Applicable.

Part II

Item 5—Market for Registrant's Common Equity and Related Stockholder Matters

        Ditech's common stock is quoted on the Nasdaq National Market under the symbol "DITC." The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
First Quarter	$3.34	$1.70	$16.99	$5.94
Second Quarter	$2.25	$1.15	$6.85	$3.65
Third Quarter	$2.70	$1.75	$6.44	$4.10
Fourth Quarter	$4.20	$2.38	$6.00	$3.00

        We have never paid any cash dividends on our common stock. Currently, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends for the foreseeable future. In addition, our credit facility with a bank restricts the payment of dividends. According to the records of our transfer agent, there were 180 stockholders of record of Ditech's common stock at July 7, 2003.

Item 6—Selected Financial Data

        The consolidated statement of operations data for the years ended April 30, 2003, 2002 and 2001, and the consolidated balance sheet data as of April 30, 2003 and 2002, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended April 30, 2000 and 1999 and the consolidated balance sheet data as of April 30, 2001, 2000 and 1999, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto, set forth in Item 8 of this Form 10-K, and with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

	Years Ended April 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$47,374	$41,416	$121,714	$116,946	$25,364
Cost of goods sold	26,009	24,051	38,486	34,913	11,858

Gross profit	21,365	17,365	83,228	82,033	13,506

Operating expenses:
Sales and marketing	15,361	17,137	13,821	9,411	5,759
Research and development	33,402	53,334	34,372	8,559	3,860
General and administrative	5,677	6,230	6,716	4,296	2,399
Restructuring charge	6,771	—	—	—	—
Purchased research and development	—	—	—	8,684	—
Amortization of goodwill and other acquisition related intangible assets	—	24,584	20,124	1,860	—

Total operating expenses	61,211	101,285	75,033	32,810	12,018

Income (loss) from operations	(39,846)	(83,920)	8,195	49,223	1,488
Other income (expense), net	1,702	3,701	4,853	1,545	(500)

Income (loss) before income taxes and cumulative effect of accounting change	(38,144)	(80,219)	13,048	50,768	988
Provision for income taxes	129	5,110	10,952	20,765	413

Income (loss) before cumulative effect of accounting change	(38,273)	(85,329)	2,096	30,003	575
Cumulative effect of accounting change	(36,837)	—	—	—	—

Net income (loss)	(75,110)	(85,329)	2,096	30,003	575

Accretion of mandatorily redeemable preferred stock to redemption value (a)	—	—	—	99	1,497

Net income (loss) attributable to common stockholders (a)	$(75,110)	$(85,329)	$2,096	$29,904	$(922)

Per share data: (b)
Basic
Income (loss) before cumulative effect of accounting change	$(1.26)	$(2.90)	$0.07	$1.27	$(0.13)
Cumulative effect of accounting change	(1.21)	—	—	—	—

Net income (loss) per share attributable to common stockholders	$(2.47)	$(2.90)	$0.07	$1.27	$(0.13)

Diluted
Income (loss) before cumulative effect of accounting change	$(1.26)	$(2.90)	$0.07	$1.11	$(0.13)
Cumulative effect of accounting change	(1.21)	—	—	—	—

Net income (loss) per share attributable to common stockholders	$(2.47)	$(2.90)	$0.07	$1.11	$(0.13)

Number of shares used in per share calculations:
Basic	30,371	29,380	28,145	23,505	7,132

Diluted	30,371	29,380	30,512	27,016	7,132

	April 30,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash and cash equivalents	$94,495	$105,909	$110,132	$88,616	$3,114
Total assets	126,441	203,874	262,019	165,152	14,330
Long-term debt	—	—	—	21	6,264
Redeemable preferred stock	—	—	—	—	25,258
Total stockholders' equity (deficit)	116,138	186,938	250,729	153,573	(23,343)

(a)
The reduction in earnings per share due to accretion for redeemable preferred stock ceased after our first quarter of fiscal 2000 because the Series A preferred stock was redeemed and the Series B preferred stock was converted to common stock in June 1999, upon completion of our initial public offering.

(b)
All share and per share data presented has been revised to reflect the impact of the two-for-one stock split, which was effective on February 16, 2000.

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

Overview

        We design, develop and market equipment used in building and expanding telecommunications networks. Our products have fallen into two categories, echo cancellation equipment and equipment that enables and facilitates communications over fiber optic networks. To date, the majority of our revenue has been derived from sales of our echo cancellation products. Since entering the echo cancellation market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. We are currently selling our sixth generation echo cancellation product, which began production shipments in the second quarter of fiscal 2003. We began sales of our first optical communications product in September 1996. Since that time our optical communications products have also evolved to meet the changing needs of our customers. The current optical amplifier technology began shipment in fiscal 2001. On May 22, 2003, we announced our intention to exit the optical communications subsystem business and that we were actively seeking to sell this business.

        Since completing our initial public offering in June 1999, we have completed three acquisitions (see Note 3 of Notes to the Consolidated Financial Statements). All of these acquisitions were done to bring needed technical skills into our research and development groups to aid in new product introductions. The two more financially significant of these acquisitions are discussed below.

        On February 1, 2000, we completed our acquisition of substantially all of the assets of Telinnovation in exchange for a total of 1,200,000 shares of common stock. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $69 million was accounted for in three discrete components. The first, approximately $9 million related to purchased research and development, was written off in the fourth quarter of fiscal 2000. Next, approximately $37 million related to developed technology and goodwill was capitalized and was being amortized to expense over its estimated life of 5 years. The remaining $23 million relates to restricted shares, the cost of which was recorded as deferred stock compensation and was charged to compensation expense in our research and development operations over the three year vesting period of the shares, assuming the holders of the restricted shares remained in our employ during the vesting period. In April 2002, we sold the echo cancellation software technology and related assets, previously acquired from Telinnovation, to TI for a nominal gain (see Note 8 of the Notes to the Consolidated Financial Statements). As a result, beginning in fiscal 2003 no further amortization of developed technology, goodwill or deferred stock compensation was recorded with respect to this acquisition.

        On July 25, 2000, we completed our acquisition of Atmosphere Networks Inc. in exchange for a total of 841,897 shares of common stock and assumption of outstanding options with a collective aggregate value of approximately $73 million, and approximately $8 million of cash. Acquisition costs totaled approximately $680,000. The acquisition was accounted for as a purchase. The total value of the acquisition of approximately $82 million comprised approximately $15 million in net assets, $2 million associated with the value of the established workforce and $65 million of goodwill. The goodwill and established workforce costs were capitalized and were being amortized over their estimated lives of four years. Effective May 1, 2002, we adopted SFAS 142, which resulted in the recharacterization of the then remaining established workforce costs into goodwill and replaced the amortization of goodwill with a regular evaluation of the remaining unamortized balance of goodwill for impairment. Upon adoption, we recorded a transitional impairment of the unamortized goodwill balance associated with this acquisition of approximately $37 million, which has been reported as a cumulative effect of accounting change. Due to the adoption of SFAS 142, we are no longer reporting amortization of goodwill from the Atmosphere acquisition beginning with the first quarter of fiscal 2003.

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

        To date, the majority of our revenue has been derived from sales of our echo cancellation products. We derived approximately 74%, 66% and 86% of our total revenue from the sale of our echo cancellation products in fiscal 2003, 2002 and 2001, respectively. On May 22, 2003, we announced our intention to exit the optical communications subsystem business and that we were actively seeking to sell this business. As a result, beginning in the first quarter of fiscal 2004 we will account for our optical business as a discontinued operation and all of our revenue will be generated from sales of our echo cancellation products. Our five largest echo cancellation customers accounted for approximately 81%, 74% and 75% of our echo cancellation revenue during fiscal 2003, 2002 and 2001, respectively. Our domestic echo cancellation revenue accounted for 84%, 87% and 91% of our echo cancellation revenue during fiscal 2003, 2002 and 2001, respectively.

        Historically the majority of our sales have been to customers in the U.S. These customers accounted for approximately 83%, 80% and 83% of our total revenue in fiscal 2003, 2002, and 2001 respectively. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of original equipment manufacturers that may distribute overseas. To date, substantially all of our international sales have been export sales and denominated in U.S. dollars.

        Our revenue historically has come from a small number of customers. Our five largest customers accounted for over 75%, 65% and 70% of our total revenue in fiscal 2003, 2002, and 2001 respectively. Our largest customer for the past two years has been Verizon, a domestic echo cancellation customer, which has accounted for 39% and 27% of our total revenue in fiscal 2003 and 2002, respectively. Prior to fiscal 2002, Qwest was our largest customer, accounting for 47% of our total revenue in fiscal 2001.

Results of Operations

        The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Years Ended April 30,
	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	54.9	58.1	31.6

Gross profit	45.1	41.9	68.4

Operating expenses:
Sales and marketing	32.4	41.4	11.4
Research and development	70.5	128.8	28.2
General and administrative	12.0	15.0	5.5
Restructuring charge	14.3	—	—
Amortization of goodwill and other acquisition related intangible assets	—	59.3	16.6

Total operating expenses	129.2	244.5	61.7

Income (loss) from operations	(84.1)	(202.6)	6.7
Other income, net	3.6	8.9	4.0

Income (loss) before provision for income taxes and cumulative effect of accounting change	(80.5)	(193.7)	10.7
Provision for income taxes	.3	12.3	9.0

Income (loss) before cumulative effect of accounting change	(80.8)	(206.0)	1.7
Cumulative effect of accounting change	(77.8)	—	—

Net income (loss)	(158.6)%	(206.0)%	1.7%

Fiscal Years ended April 30, 2003 and 2002

        Revenue.    Revenue increased to $47.4 million in fiscal 2003 from $41.4 million in fiscal 2002. The primary reason for the increase has been the gradual recovery of our echo cancellation product sales since the second quarter of fiscal 2003, which period marked our lowest level of sales since becoming a public company. Our echo cancellation product sales experienced an increase of $7.9 million, from $27.2 million in fiscal 2002 to $35.1 million in fiscal 2003. This $7.9 million increase in our echo revenue was largely driven by the addition of several new customers and increased sales volumes to existing customers in the wireless carrier space and to a lesser extent the expansion of our international customer base, primarily in the Far East. Echo cancellation revenue in 2003 was largely driven by sales of our BBEC and OC-3 system-based products, as well as the initial sales of our new BVP system. The increase in echo revenue was partially offset by a $1.9 million decline in optical revenues, which declined to $12.3 million in fiscal 2003 from $14.2 million in fiscal 2002. The decline in our optical sales was largely due to declines in our international optical revenue, which more than offset the growth in our domestic optical sales. The decline in international optical sales was largely caused by our two largest international optical customers reducing their demand for product in the Far East, from $2.1 million in fiscal 2002 to $1.2 million in fiscal 2003.

        Geographically, revenue for fiscal 2003 continued to be generated largely from domestic sales, with 83% of our fiscal 2003 revenue being generated by domestic customers. This was a slight increase from fiscal 2002 domestic sales, which contributed to 80% of total revenue in fiscal 2002. This increase was largely due to the growth in sales of our echo cancellation products to the domestic wireless telecommunications providers. Domestic echo cancellation revenue comprised 84% and 87% of our total echo cancellation revenue in fiscal 2003 and 2002, respectively. Although we have seen an increase in sales of our echo cancellation equipment, overall sales are still being impacted by the slowdown in capital spending in the telecommunications industry, which we began experiencing in the latter half of fiscal 2001, and we anticipate it will continue to have a substantial effect on our revenues for the foreseeable future. Due to our announced intent to sell our optical business targeted for the first quarter of fiscal 2004, we expect that sales of our echo cancellation products will be the primary source of our revenue for the foreseeable future.

        Cost of Goods Sold.    Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory and warranty expenses and other indirect costs. Cost of goods sold increased to $26.0 million in fiscal 2003 from $24.1 million in fiscal 2002. The increase was in part being driven by increased unit sales of our echo cancellation products but was also impacted by discontinuation of our Titanium optical systems product, which resulted in the write-off of $4.2 million of inventory. Also contributing to the increase in cost of goods sold was the increase in sales of domestic OEM optical products, which carry a higher average cost per unit. These increases in costs were partially offset by a reduction in echo cancellation inventory excess and obsolete write-downs, which were recorded as a special provision of $3.5 million in fiscal 2002. This fiscal 2002 special provision related to estimated excess levels of OC-3 inventory, as our primary customer for that product in fiscal 2002 discontinued all plans to purchase that product for the foreseeable future. Due to the addition of a number of new customers in fiscal 2003, we were able to realize sufficient sales of our OC-3 product such that we sold our entire unreserved inventory of the product and began to sell inventory, which we had previously identified as excess in fiscal 2002. Due to stronger than anticipated demand for this echo cancellation product in the latter part of fiscal 2003, we benefited from the sale of previously written-down echo cancellers with an original cost of $455,000 but no carrying value. Due to the proposed sale of our optical subsystems business, all future costs of sales associated with our optical business will be reported as part of discontinued operations, resulting in only echo cancellation cost of sales being reported beginning in fiscal 2004.

        Gross Margin.    Gross margin increased to 45.1% in fiscal 2003 from 41.9% in fiscal 2002. The increase in gross margin was driven largely by increased sales mix of our echo cancellation products, which have historically carried a higher profit margin than our optical products. Gross margin for our echo cancellation products was 61.4% in fiscal 2003 as compared to 44.8% in fiscal 2002. The primary cause for the increase in our stand-alone echo cancellation gross margin was the impact of the OC-3 write-down in fiscal 2002 as compared to fiscal 2003. In fiscal 2002, we recorded a $3.5 million special provision for potentially excess OC-3 inventory when our largest customer for the product at that time canceled all planned purchases. Due to the addition of several new OC-3 customers in fiscal 2003, we have been able to sell through the unreserved levels of inventory of this product and have begun selling previously written-down product, which has resulted in a benefit of over $400,000. The impact of the OC-3 reserve in fiscal 2002 and the benefit in 2003 accounts for approximately 85% of the 16.6 percentage points increase in echo cancellation margins during fiscal 2003. There were no special echo inventory provisions in fiscal 2003. Gross margins for optical communications products were (1.5)% in fiscal 2003 as compared to 36.3% in fiscal 2002. Of the decline of 37.8 percentage points in our year-over-year optical gross margins, 90% of the 37.8 percentage points were due to the recognition of a $4.2 million special provision for excess and obsolete Titanium inventory in the second quarter of fiscal 2003 upon discontinuation of that product. There were no similar provisions in fiscal 2002, leading to the year over year decline in optical gross margins. The balance was primarily due to the mix of optical products during fiscal 2003 being more heavily weighted to our domestic OEM products, which carry a much lower gross margin than our international products. Due to our announced intent to sell our optical business in the first quarter of 2004, we expect our overall margins in fiscal 2004 to more closely track with that of our 2003 echo cancellation margins.

        Overview of Operating Expenses.    Our operating expenses decreased to $61.2 million in fiscal 2003 from $101.3 million in fiscal 2002, which was primarily due to the restructuring of our optical business as a result of the discontinuation of our Titanium product and associated restructuring in September 2002, reductions in amortization of goodwill and other acquisition related intangibles and amortization of deferred stock compensation. As a result of the restructuring, approximately 30% of our workforce was terminated in September 2002, resulting in a marked decrease in operating expenses, primarily research and development beginning in the third quarter of fiscal 2003. In addition, spending on Titanium research and development materials and consultants, and marketing efforts for this new product were stopped in the latter part of the second quarter of fiscal 2003, which also contributed to the decline in operating expenses during the fiscal 2003. The reduction in amortization of goodwill and other acquisition related intangible assets was due to the sale of our echo cancellation software technology to TI at the end of fiscal 2002 and the adoption of SFAS 142 in fiscal 2003. The reduction in amortization of deferred stock compensation was also due in large part to the sale of our echo cancellation software technology to TI, as well as termination of former Atmosphere employees as part of the restructuring that occurred when we discontinued development of our Titanium optical systems product in September 2002. Due to the sale of our optical business, which is targeted to be completed by the end of the first quarter of fiscal 2004, we would expect a further reduction in overall operating expenses.

        Sales and Marketing.    Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Sales and marketing expenses of $15.4 million in fiscal 2003 declined by approximately $1.8 million from fiscal 2002. Approximately $1.0 million of the decline was driven by declines in salary and related spending, including travel and conferences, as a result of the reductions in workforce that occurred in January and September 2002 and tighter control of discretionary spending. Other factors leading to the decline are decreases in depreciation expense due to the write-off of Titanium related sales and marketing fixed assets and the reduction in marketing and promotional spending, including trade-shows due to the cancellation of our Titanium product in the first half of fiscal 2003. We expect that sales and marketing expenses will continue to decline in fiscal 2004 due to our announced intent to sell our optical business, which is targeted to close in the first quarter of fiscal 2004.

        Research and Development.    Research and development expenses primarily consist of personnel costs, and costs associated with contract consultants, equipment and supplies used in the development of echo cancellation and optical communications products, as well as amortization of deferred stock compensation associated with the Telinnovation acquisition, which ended in the fourth quarter of fiscal 2002 upon the sale of our echo software technology to TI, and amortization of deferred stock compensation associated with the Atmosphere acquisition. Research and development expense of $33.4 million in fiscal 2003 declined by approximately $19.9 million from fiscal 2002. The decline was due to two main factors. The first factor was the elimination of spending related to our Titanium optical system development beginning in the latter part of the second quarter of fiscal 2003, which contributed to an aggregate reduction in employee related costs, consulting costs and materials and supplies costs of $12.1 million. The second key factor was a reduction of over $8.4 million in the level of amortization of stock compensation charged to research and development. This reduction was due primarily to the sale of our echo cancellation software business in April 2002 and, to a lesser extent, to the termination of former Atmosphere employees as part of the discontinuation of our Titanium product development. These decreases were partially offset by increases in depreciation of approximately $177,000 due to increased levels of lab equipment to support echo and optical product development. We expect to experience a further decline in our research and development spending due to the planned sale of the remainder of our optical business in fiscal 2004.

        General and Administrative.    General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. General and administrative expense in fiscal 2003 totaled $5.7 million, approximately a $550,000 decline from fiscal 2002. The decline in general and administrative spending is primarily due to reductions in professional services spending in fiscal 2003 and to a lesser degree reductions in the level of foreign exchange transaction costs associated with the establishment and expansion of our international subsidiaries in fiscal 2002. We expect general and administrative expenses to decline modestly in fiscal 2004, as the sale of our optical business will have a more limited impact on these costs as compared to sales and marketing and research and development.

        Amortization of Goodwill and Other Acquisition Related Intangible Assets.    Amortization expense was eliminated in its entirety in fiscal 2003, resulting in a decline of $24.6 million from fiscal 2002. The elimination was due to two factors. First, the sale of our echo cancellation software technology in April 2002 resulted in the elimination of amortization related to the goodwill and intangibles from our acquisition of Telinnovation, which accounted for $7.1 million of the amortization in fiscal 2002. The balance was due to the elimination of amortization related to goodwill and the employee intangible associated with our acquisition of Atmosphere, upon adoption of SFAS 142, which accounted for $17.5 million of the amortization in fiscal 2002. See Note 6 of Notes to the Consolidated Financial Statements for a detailed discussion of changes to the accounting treatment for goodwill and other intangible assets prescribed by SFAS 142.

        Restructuring Charge.    The restructuring charge recorded in the second quarter of fiscal 2003 related to our decision to discontinue our efforts to develop and market our Titanium optical system. Our decision to discontinue the product was announced in the latter part of the quarter, after we determined that the near-term market opportunity for this type of product was continuing to deteriorate. Therefore, despite our strong belief in Titanium's long-term promise, we determined that the financial drain from Titanium development and marketing ceased to be justified, and we decided to discontinue our efforts to bring this product to market. As a result, we implemented a restructuring program at the end of September 2002, which included the elimination of approximately 30% of our worldwide workforce, and the recognition of impairment losses and the cancellation of certain purchase commitments for materials to be used in our development of Titanium, which resulted in a total charge of $6.8 million.

        As of the end of fiscal 2003, all but approximately $29,000 of the cash restructuring charges had been paid. The balance is related primarily to outplacement services, which is expected to be paid out in the first half of fiscal 2004. During the third and fourth quarters of fiscal 2003, consistent with our expectations, we realized over $4 million per quarter of pretax savings associated with this restructuring, primarily in the area of research and development. We believe this level of savings should continue for the foreseeable future unless telecommunications provider spending dramatically increases or we elect to expand our research efforts into other currently unforeseen areas. See Note 5 of Notes to the Consolidated Financial Statements for further details. We expect that a restructuring charge will be incurred in the first quarter of fiscal 2004 in conjunction with our planned sale of our optical business. This charge will be reported as part of discontinued operations. The precise amount of charge is currently not known as it is dependent on the terms of the final sale of the business, but it may be significant.

        Other Income, Net.    Other income, net in fiscal 2003 consists of interest income of $1.7 million on our invested cash and cash equivalent balances, offset by a nominal amount of interest and other expense. Overall, interest income declined by $1.4 million in fiscal 2003. The decrease was primarily attributable to lower interest rates reducing our earnings on invested balances, and to a lesser extent, a decline in the average invested cash balance. The other key factor in the decline in other income, net was the lack of a gain on disposal of assets, as experienced in fiscal 2002 when we sold our echo cancellation software technology and related assets to TI for a gain of over $500,000.

        Income Taxes.    Income taxes consist of federal, state and foreign income taxes. The effective tax rate for fiscal 2003 was a provision of 0.3%, as compared to 6.4% in fiscal 2002. The income taxes incurred in fiscal 2003 are due to providing taxes on our international operations. In the fourth quarter of fiscal 2002, we discontinued recording federal and state tax benefits associated with our domestic operating losses due to uncertainty about the recoverability of our net operating loss carry forward position. We will continue to record no benefit for these domestic operating loss carry forwards until such time as we have generated a consistent pattern of profitability. We expect to continue to report a minimal tax provision for the foreseeable future related to our international operations.

        Cumulative Effect of Accounting Change.    The $36.8 million cumulative effect of an accounting change reported in fiscal 2003 represents the transitional impairment loss for previously recorded goodwill associated with our acquisition of Atmosphere, which we recorded in connection with our adoption of SFAS 142 effective May 1, 2002.

Fiscal Years ended April 30, 2002 and 2001

        Revenue.    Revenue decreased to $41.4 million in fiscal 2002 from $121.7 million in fiscal 2001. The primary reason for this decrease was the 74% decline in sales of our echo cancellation products as we continued to experience the slowdown in infrastructure spending by our telecommunications customers, which began in the second half of fiscal 2001 and continued throughout fiscal 2002. Despite this slowdown in spending, our echo cancellation products remained the primary source of revenue in fiscal 2002, representing 66% of fiscal 2002 revenue. Our series of fourth generation echo cancellation products remained the main contributors to the echo cancellation revenue stream in fiscal 2002. Our fifth generation, OC-3 echo cancellation system, which began production shipment in the fourth quarter of fiscal 2001, saw limited activity in fiscal 2002 as the primary customer, Qwest, substantially decreased its spending to expand and/or upgrade its network. Revenue from echo cancellation products was $27.2 million in fiscal 2002, down from $104.7 million in fiscal 2001. Revenue from licenses of our echo cancellation software, prior to the sale of that technology to TI, represented less than 3% of total revenue in both fiscal 2002 and 2001. Although our optical products were also impacted by the slowdown in infrastructure spending, they experienced a much more modest decline from fiscal 2001 as one of our new OEM relationships has begun to generate meaningful sales levels. Revenue from optical products was $14.2 million in 2002 down from $17.0 million in fiscal 2001.

        Geographically, our fiscal 2002 revenue remained primarily domestic, at 80% of total worldwide revenue a slight decreased from 83% in fiscal 2001. This decrease was due in large part to the domestic telecommunications market being softer than the rest of the world in fiscal 2002. The slowdown in capital spending in the telecommunications industry we first experienced in the latter half of fiscal 2001 continued throughout 2002.

        Cost of Goods Sold.    Cost of goods sold decreased to $24.1 million in fiscal 2002 from $38.5 million in fiscal 2001. The decrease in fiscal 2002 is primarily due to the decline in product sales in fiscal 2002. This decline in product costs was partially offset by a shift in the sales mix towards higher cost optical products and to a lesser extent increases in operations department costs, primarily salary and related facilities costs. Also partially offsetting this decline in overall cost of sales was a $3.5 million provision for excess inventory related to our OC-3 echo cancellation system, due to our largest customer for that product making a sudden and significant reduction in its projected demand.

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

        Overview of Operating Expenses.    Operating expenses increased to $101.3 million in fiscal 2002 from $75.0 million in fiscal 2001. This increase was primarily driven by across-the-board increases in personnel and related costs as we expanded all facets of our operations to prepare for the introduction and sale of our new Titanium optical system and materials and consulting expenses related to development of our Titanium optical system. However, at the end of the first half of fiscal 2002, we implemented a hiring freeze and subsequently completed a 10% reduction in force to ensure we had the proper employees in the proper positions. The reduction in workforce resulted in a charge of approximately $600,000 which was included in cost of goods sold and operating expenses based on the capacities in which the terminated employees worked.

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

        Research and Development.    Research and development expenses increased to $53.3 million in fiscal 2002 from $34.4 million in fiscal 2001. The increase is primarily related to increased personnel and related costs and increased materials and consulting costs primarily associated with our optical communications products, principally our Titanium optical system. Personnel and related costs were up $7.1 million due mostly to hiring, including the former Ilotron engineers who were hired independent from our acquisition of Ilotron's technology. We increased spending on materials, product development and test, and consulting services by $10.2 million in fiscal 2002 primarily related to our Titanium optical product. Amortization of deferred stock compensation associated with our acquisitions of Telinnovation and Atmosphere was $7.3 million and $7.7 million in fiscal 2002, respectively, and $4.1 million and $3.9 million in fiscal 2001, respectively.

        General and Administrative.    General and administrative expenses decreased to $6.2 million in fiscal 2002 from $6.7 million in fiscal 2001. The decrease was primarily due to decreased personnel and related costs, as the level of executive compensation declined year over year and the level of recruiting was cut in the second half of the fiscal year after our hiring freeze was implemented.

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

        Other Income, Net.    Other income decreased to $3.7 million in fiscal 2002 from $4.9 million in fiscal 2001. The decline was primarily attributable to the decreased interest income on funds invested due to lower average interest rates earned on invested balances and to a lesser extent lower average invested cash balances during fiscal 2002.

        The decline in interest earned was partially offset by a $0.6 million gain realized on the sale of our echo cancellation software technology and related assets (see Note 8 of Notes to the Consolidated Financial Statements).

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

Stock-Based Compensation

        We recorded deferred compensation of $1.3 million as of April 30, 1999, as a result of stock options granted in fiscal 1999. We amortized the deferred compensation over the corresponding vesting period of the stock options. We amortized approximately $142,000, $283,000 and $322,000 of the deferred compensation to general and administrative expense in fiscal 2003, 2002 and 2001, respectively. As of the third quarter of fiscal 2003, this component of deferred stock compensation had been fully amortized.

        Associated with the acquisition of Telinnovation in February 2000, we recorded $23.0 million of deferred compensation related to 400,000 restricted shares granted to the Telinnovation employees. These restricted shares were tied to the employees' continuing employment with Ditech. The deferred compensation was being amortized as research and development expense over the three-year vesting period of the restricted shares. As part of the disposition of our echo software technology to TI, TI became the custodian of these restricted shares and will release them to the Telinnovation employees, who now work for TI, as they are earned. Should a former Telinnovation employee leave their employment prior to earning their restricted shares, the shares would be forfeited to TI. Since all former Telinnovation employees have left our employment and are now working for TI, the net deferred stock compensation of $6.1 million remaining on April 15, 2002 was eliminated as part of the sale transaction. Therefore, there was no amortization related to deferred stock compensation associated with our acquisition of Telinnovation in fiscal 2003, nor will there be any in the future. We amortized approximately $7.3 million and $7.7 million of Telinnovation related deferred compensation in fiscal 2002 and 2001, respectively.

        Associated with the acquisition of Atmosphere on July 25, 2000, we recorded $2.4 million of deferred compensation related to unvested options assumed in the acquisition. This amount has been reduced from time to time due to option cancellations associated with employee terminations. This deferred compensation was amortized to research and development expense over the remaining vesting terms of the assumed options, which became fully vested in the first quarter of fiscal 2003. In connection with the acquisition of Atmosphere, we issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as deferred compensation of $17.3 million in August 2000. Subsequent to recording this deferred compensation in August 2000, the gross amount of deferred compensation has been reduced from time to time for the impact of option cancellations due to employee terminations. The net deferred compensation is being amortized to research and development expense over the remaining term of the original forty-eight month vesting period of the options. The Atmosphere-related deferred compensation expense totaled approximately $3.1 million, $4.1 million and $3.9 million in fiscal 2003, 2002 and 2001, respectively. Due to the cancellation of all remaining options, from this August 2000 grant, as part of our option exchange program as described below, the remaining deferred compensation of $1.2 million was recognized in the fourth quarter of fiscal 2003 and no further amortization of this deferred compensation will occur in the future.

        In February 2003, we commenced a voluntary stock option exchange program for our employees, including officers. We implemented this program in order to align employee and stockholder interests while sustaining high levels of performance during the current stagnant economic period. A large number of our employees' stock option exercise prices were significantly higher than the current market price of Ditech common stock and, in an effort to motivate and retain our employees, our Board approved this stock option exchange program. Under this program, eligible employees were offered the opportunity to exchange certain outstanding stock options with exercise prices of $20.00 or more for new replacement options pursuant to the terms of the program. The original options exchanged were canceled on March 19, 2003, and replacement options, covering 25% of the number of shares under the original options exchanged, will be granted on September 23, 2003 at the then fair market value of our common stock on such grant date (See Note 10 of Notes to the Consolidated Financial Statements).

Recent Accounting Pronouncements

        In June, 2002, the FASB issued FASB Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)." SFAS 146 requires that liabilities associated with an exit or disposal activity be recognized at fair value only when the liability is incurred, as defined by FASB Concepts Statement No. 6. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Adoption of this standard did not have a material effect on our results of consolidated operations, financial condition or cash flows.

        In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements for fiscal year 2002. As is customary in the industry and as required by law in the U.S. and certain other jurisdictions, certain of our contracts provide remedies to our customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers against combinations of losses, expenses, or liabilities arising from various trigger events related to the sale and the use of our products and services. In addition, from time to time we also provide protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare. In connection with the sale of our echo cancellation software technology to TI in April 2002, we indemnified TI for various matters. We believe the estimated fair value of these indemnifications is not material. As permitted or required under Delaware law and to the maximum extent allowable under that law, we have certain obligations to indemnify our current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner that a person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification obligations is minimal. We believe that the adoption of this standard will have no material impact on our results of consolidated operations, financial condition or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for our fiscal year 2003. The accompanying financial statements comply with the disclosure requirements of this new standard. We do not expect SFAS No. 148 to have a material effect on our results of consolidated operations, financial condition or cash flows.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect FIN 46 to have a material effect on our results of consolidated operations, financial condition or cash flows.

        In March 2003, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of consolidated operations, financial condition or cash flows.

Liquidity and Capital Resources

        Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

        In fiscal 2003, we used $12.4 million of cash in operations, primarily due to the net loss of $75.1 million for the year less $54.5 million of non-cash items including depreciation, amortization of stock compensation, portions of the restructuring charge and the cumulative effect of the accounting change related to the transitional impairment of goodwill. The other key offset to the net loss in fiscal 2003 was the recovery of the income tax receivable of $16.0 million. Partially offsetting this favorable cash movement were increases in accounts receivable and inventory which totaled $1.8 million and reductions in accounts payable, accrued expenses and deferred revenue totaling $6.9 million. In fiscal 2002, we used $13.8 million of cash in operations, primarily due to the net loss for the year of $85.3 million, less $65.9 million of non-cash items including depreciation, amortization of goodwill and other acquisition related intangibles, amortization of stock compensation and the establishment of the $33 million deferred income tax valuation allowance. The other key cause for the use of cash was the increase of $13.7 million in income taxes receivable, which was due to our expected recovery of $16.0 million of prior taxes paid, through the carryback of losses generated in fiscal 2002. These uses of cash were partially offset by reductions in accounts receivable and inventory and increases in accrued expenses and deferred revenue. In fiscal 2001, we generated $28.7 million in cash from operations, primarily due to operating profits, after including the impact of non-cash items, and to a lesser extent due to a reduction in accounts receivable. These net sources of cash were partially offset by $17.1 million net use of cash associated with increases in inventory and other current assets and reductions in accounts payable and deferred revenue balances.

        In fiscal 2003, we generated $173,000 of cash from investing activities. The cash generated was primarily related to the collection of the $5 million second installment from the sale of our echo cancellation software technology to TI, which was substantially offset by the addition of equipment to support our Titanium product development prior to its discontinuation in September of 2002. In fiscal 2002, investing activities generated $8.0 million of cash due to $17.3 million of net cash received from the sale of our echo cancellation software technology and related assets. The cash received from the sale was partially offset by increased purchases of property and equipment to support the growth in staff and the development and introduction of Titanium. In fiscal 2001, investing activities used $6.1 million, mostly for the purchase of property and equipment, offset somewhat by a net source of cash of $542,000 resulting from our purchase the net assets of Atmosphere Networks in July 2000.

        In fiscal 2003, we generated $776,000 from financing activities, primarily due to the proceeds from shares issued under employee stock plans. In fiscal 2002, we generated $1.6 million in financing activities, primarily due to the proceeds from shares issued under employee stock plans. In fiscal 2001 we used $1.1 million in financing activities, primarily due to the retirement in the second quarter of fiscal 2001 of approximately $4.4 million in notes payable and capital lease obligations assumed in the Atmosphere acquisition, partially offset by approximately $3.3 million from issuance of stock under employee stock plans.

        As of April 30, 2003, we had cash and cash equivalents of $94.5 million as compared to $105.9 million at April 30, 2002.

        We have no material commitments other than obligations under operating leases, particularly our facility leases (see Note 7 of the Notes to our Consolidated Financial Statements) and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We currently occupy approximately 61,000 square feet in the two buildings that form our Mountain View headquarters. This facility lease expires in June 2006. We also lease a research and development facility in Australia and one in the United Kingdom, each of which contains approximately 6,000 square feet with lease terms that expire in April 2005 and October 2011, respectively. As part of our plans to exit our optical business, we intend to negotiate a buyout or sublease of our Australian and United Kingdom leases, as we intend for our Australian and U.K. operations to be permanently closed. We may also pursue a sublease of a portion of our Mountain View headquarters, if we ultimately deem there to be excess space in Mountain View. We believe that the space under the combined leases is adequate to meet our needs for at least the next twelve months. The following table summarizes our financial commitments (in thousands). (See also Note 7 of the Notes to our Consolidated Financial Statements.)

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 years	Over 5 years
Operating leases	$7,899	$2,172	$4,432	$804	$491
Purchase commitments	7,664	7,664	—	—	—

Total	$15,563	$9,836	$4,432	$804	$491

        As a result of the substantially lower gross margins in our optical subsystems business and the lack of growth in our optical business in recent periods, we announced in May 2003 our intent to sell this business. We expect that the sale of our optical business will not have a material impact on cash, as the proceeds received from the sale will likely be consumed to cover severance benefits and lease buyouts of our international optical operations. If and when the sale of our optical business is completed, we expect that cash flows from operations will be much closer to break even, if not positive, and the level of investment in plant and equipment will decline, as our echo business has historically been less capital intensive.

        We believe that we will be able to satisfy our cash requirements for at least the next twelve months from our existing cash and collection of the remaining $3.5 million retention portion of the sales proceeds from the sale of our echo software technology to TI in fiscal 2002. We also have available our $2 million operating line of credit with a bank. This line expires in August 2003, but is subject to a renewal option, which we have not yet decided to exercise. (See also Note 7 of the Notes to our Consolidated Financial Statements.) Our ability to fund our operations beyond the next twelve months will be dependent on the overall demand of the telecommunications providers for new capital equipment and our ability to continue to improve sales and thereby reduce our consumption of cash to support operations. Should our customers' capital spending patterns deteriorate, we could need to find additional sources of cash during fiscal 2005 or look to further reductions in spending to protect our cash reserves.

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

        Revenue Recognition.    We generally recognize product revenue when: persuasive evidence of a definitive agreement exists; shipment to the customer has occurred, title and all risks and rewards of ownership have passed to the customer; acceptance terms, if any, have been fulfilled; no significant contractual obligations remain outstanding; the fee is fixed or determinable; and collection is reasonably assured. If any of these conditions are not satisfactorily met, revenue from that transaction is deferred until all conditions are satisfactorily met.

        We offer a five-year warranty on all of our products. The warranty generally provides that we will repair or replace any defective product within five years from the invoice date. We accrue for warranty costs at the time we recognize product revenue, based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures, which would result in a decrease in gross profits.

        Allowance for Doubtful Accounts.    We maintain allowances for bad debts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of one or more of our customers were to deteriorate suddenly, resulting in an impairment of their ability to make payments, additional allowances may be required.

        Provision for Inventory Valuation.    We provide valuation allowances for excess and obsolete inventory based on our ongoing assessment of inventory levels as compared to our estimates of future market demand and market conditions. To the extent that a severe, unexpected decline in forecasted demand occurs due to either changing customer circumstances or our strategic decision to exit a particular product line, significant charges for excess inventory could occur, such as the $4.2 million charge recorded in the second quarter of fiscal 2003 and the $3.5 million charge recorded in the third quarter of fiscal 2002.

        Valuation and Impairment of Goodwill and Other Acquisition Related Intangible Assets.    The purchase combinations carried out by us in prior years required management to estimate the fair value of the assets acquired and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, use of assets acquired and assumptions as to ultimate resolution of obligations assumed for which no future benefit will be received. For example, with the Atmosphere acquisition, we identified vacated or redundant facilities that we eliminated. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimates would be required. If a change in estimate were to occur beyond one year from the date of the acquisition, the change would be recorded in our statement of operations rather than as an adjustment to goodwill.

        As required by SFAS 142, which we adopted effective May 1, 2002, we assess the impairment of goodwill and other identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable or annually, whichever occurs first. Upon adoption, we determined that we had sustained a transitional impairment of the goodwill and intangible assets generated from our purchase of Atmosphere. As a result, we recognized a transitional impairment loss, which was reported as a cumulative effect of accounting change in the first quarter of fiscal 2003 equal to the entire remaining balance of acquisition-related goodwill and intangible assets. Unless we engage in other acquisitions, this will not be a material accounting policy in the future.

        Accounting for Income Taxes.    We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as valuation allowances for bad debts and inventory, for tax and accounting purposes. These temporary differences along with net operating loss and tax credit carry forwards result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is no longer more likely than not, we must establish a valuation allowance. In the fourth quarter of fiscal 2002, we determined that a valuation allowance against our then existing deferred tax asset position was necessary. We based this decision on the fact that in the fourth quarter of 2002, we generated sufficient operating losses on a tax basis to fully recover all taxes paid in prior years. In addition, the sale of our echo cancellation software technology and software generated such large loss carry forwards for tax purposes, that we could not conclude that the recovery of our deferred tax assets was more likely than not. Should we be able to demonstrate a track record of sustained profitability in the future, some or all of the valuation allowance established since April 2002 could be reversed, which would have a favorable impact on our tax rates in the quarter of adjustment. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and the liabilities and any valuation allowance recorded against our net deferred tax assets.

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

        WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

        Our revenue historically has come from a small number of customers. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business. Our five largest customers accounted for approximately 75%, 65% and 70% of our revenue in fiscal 2003, 2002 and 2001, respectively. For example, Qwest, our largest customer in fiscal 2001, accounted for less than 1% of our revenue in fiscal 2003 and only 9% of our sales in all of fiscal 2002, time periods in which revenues were substantially less than in recent prior periods, as compared to 47% of our revenue in all of fiscal 2001. Verizon, our largest customer in fiscal 2003 and fiscal 2002, which is also our largest echo cancellation customer, accounted for 39% and 27% of total revenues, respectively.

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

        WE ARE RELIANT SOLELY ON OUR ECHO BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

        To date, the majority of our revenue has been derived from sales of our echo cancellation products. In addition, the echo cancellation portion of our business has generated substantially higher gross margins than the optical subsystem portion of our business. Although we have expended significant efforts on expanding optical revenues and diversifying our optical customer base, we did not obtain the results we hoped to achieve, and so we announced in the first quarter of fiscal 2004 that we intend to sell our optical business and to focus on our echo cancellation business.

        We expect that, at least for the near-term, we will be entirely dependent on our echo cancellation products to generate revenues and to drive us closer to break-even operating results. However, reliance on our echo cancellation business to be the main driver of near-term growth will likely be a limiting factor on revenue growth rates due to the relatively small size of the overall echo cancellation market.

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

        In particular, sales of our echo cancellation products, which historically have accounted for the majority of our revenue and will account for all of our revenue due to the anticipated sale of our optical business in the first quarter of fiscal 2004, have typically come from our major customers ordering large quantities when they deploy a switching center. Consequently, we may get one or more large orders in one quarter from a customer and then no orders in the next quarter. As a result, our revenue may vary significantly from quarter to quarter, especially now that we are entirely reliant on our echo cancellation business.

        Our customers may delay or rescind orders for our existing products in anticipation of the release of our or our competitors' new products. Further, if our or our competitors' new products substantially replace the functionality of our existing products, our existing products may become obsolete, and we could be forced to sell them at reduced prices or even at a loss.

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

        In addition, the sales cycle for our products are typically lengthy. Before ordering our products, our customers perform significant technical evaluations, which typically last up to 90 days in the case of our echo cancellation. Once an order is placed, delivery times can vary depending on the product ordered. As a result, revenue forecasted for a specific customer for a particular quarter may not occur in that quarter. Because of the potential large size of our customers' orders, this would adversely affect our revenue for the quarter.

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

        IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE OUR NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE.

        We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce our new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. We may not be able to successfully produce or market our new products in commercial quantities, complete product development when anticipated, or increase sales. These risks are of particular concern when a new generation product is introduced. As a result, while we believe we will achieve our product introduction dates, they may be delayed. For example, we originally expected our international version of our fifth generation echo cancellation system, the STM-1, to be available in the second quarter of calendar 2001. However, we did not realize our first revenue shipment of this product until fiscal 2003. Additionally, in fiscal 2002, sales of our fourth generation echo cancellers and our broadband system generated the majority of our echo revenue while sales of our fifth generation, OC-3 echo cancellation system fell short of our expectations due to a sudden decline in projected demand in the third quarter of fiscal 2002 from our primary targeted customer for this product, Qwest, which led to the establishment of $3.5 million of excess inventory reserves in the third quarter of fiscal 2002. We have begun to see acceptance of the OC-3 system by some of our newer customers over the past few quarters. The increased sales of this product have allowed us to draw down the entire unreserved OC-3 inventory and we have begun selling previously written-down units of this product. However, there can be no assurances that we will be able to sell additional written-down units in the future.

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

        WE ANTICIPATE THAT AVERAGE SELLING PRICES FOR OUR PRODUCTS WILL DECLINE IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO BECOME PROFITABLE.

        We expect that the price we can charge our customers for our products will decline as new technologies become available, as we expand the distribution of products through OEMs, value-added resellers and distributors internationally and as competitors lower prices either as a result of reduced manufacturing costs or a strategy of cutting margins to achieve or maintain market share. As a result, we may face larger losses in the near term and our ability to become profitable in future periods. We expect price reductions to be more pronounced, at least in the near term, due to more established competition for our echo cancellation products and the addition of new distributor relationships. While we intend to reduce our manufacturing costs in an attempt to maintain our margins and to introduce enhanced products with higher selling prices, we may not execute these programs on schedule. In addition, our competitors may drive down prices faster or lower than our planned cost reduction programs. Even if we can reduce our manufacturing costs, many of our operating costs will not decline immediately if revenue decreases due to price competition.

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

        In our echo cancellation business, we face competition from two major direct manufacturers of stand-alone echo cancellers, Tellabs and NMS. The other competition in the echo cancellation market comes from voice switch manufacturers. These manufacturers don't sell echo cancellation products or compete in the open echo cancellation market, but they integrate echo cancellation functionality within their switches, either as hardware modules or as software running on chips. A more widespread adoption of internal echo cancellation solutions would present an increased competitive threat to us if the net result was the elimination of demand for our echo cancellation system products. With the downturn in spending in the telecommunications industry, service providers appear to be exploring these alternative sources of echo cancellation more thoroughly, while they wait for more robust capital spending budgets to return. If our customers decide to design these alternative sources of echo cancellation into their future network expansion, it could adversely impact the speed and duration of our echo sales recovery.

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

        We have experienced, and continue to experience, as have other companies in our sector, a slowdown in infrastructure spending by our customers. This trend of lower capital spending in the telecommunications industry contributed to the decline in our revenues, beginning in the second half of fiscal 2001 and continuing to the present. If this trend continues, it will continue to have a negative effect on our operating results. Our success will depend in large part on development, expansion and/or upgrade of voice and data communications networks. We are subject to risks of growth constraints due to our current and planned dependence on domestic and international telecommunications service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, economic conditions, changes in regulation and consolidation.

        SOME OF THE KEY COMPONENTS USED IN OUR PRODUCTS ARE CURRENTLY AVAILABLE ONLY FROM SOLE SOURCES, THE LOSS OF WHICH COULD DELAY PRODUCT SHIPMENTS.

        We rely on certain vendors as the sole source of certain key components that we use in our products. For example, we rely on TI as the sole source vendor for the digital signal processors used in our echo cancellation and voice enhancement products. We have no guaranteed supply arrangements with our vendors. Any extended interruption in the supply of these components would affect our ability to meet scheduled deliveries of our products to customers. If we are unable to obtain a sufficient supply of these components, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships, and we could lose customers and orders.

        SOME SUPPLIERS OF KEY COMPONENTS MAY REDUCE THEIR INVENTORY LEVELS WHICH COULD RESULT IN LONGER LEAD TIMES FOR FUTURE COMPONENT PURCHASES AND ANY DELAYS IN FILLING OUR DEMAND MAY REDUCE OR DELAY OUR EXPECTED PRODUCT SHIPMENTS AND REVENUES.

        Although we believe there are currently ample supplies of components for our products, it is possible that in the near-term component manufacturers may reduce their inventory levels and require firm orders before they manufacture components. This reduction in stocking levels could lead to extended lead times in the future. If we are unable to procure our planned quantities of materials from all prospective suppliers, and if we cannot use alternative components, we could experience revenue delays or reductions and potential harm to customer relationships. An example of this risk occurred in the third quarter of fiscal 2001 as two vendors supplying us with components used in our OC-3 product did not meet our total demand. As a result, the schedule shipment of our OC-3 product was delayed, which contributed to our revenue shortfall in that quarter.

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

        WE MAY NOT REALIZE EXPECTED BENEFITS FROM OUR RESTRUCTURING EFFORTS.

        As a result of the continuing unfavorable economic conditions and reduced capital spending by telecommunications service providers, we implemented a restructuring program at the end of September 2002, which included a workforce reduction and the discontinuation of development and marketing of our Titanium product. While we realized significant savings in the third and fourth quarter of fiscal 2003 as a result of this restructuring, there can be no assurances that we will continue to realize the same level of benefits in the foreseeable future. Further, due to our recently announced decision to dispose of our optical business we will undertake another restructuring in the first quarter of fiscal 2004. The extent of this new restructuring will be dependent on the nature of the sale agreement we are able to negotiate. There is no guarantee that we will realize sufficient benefits from this impending restructuring to accomplish our goal of achieving break even earnings in fiscal 2004 from our echo cancellation operations or that further restructurings will not be required.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments and our investment portfolio only includes highly liquid instruments. As a result of the short-term duration of the financial instruments in our investment portfolio, we do not believe that our financial instruments are materially sensitive to changes in interest rates. Our cash and cash equivalents as of April 30, 2003 of $94.5 million all have maturities of 30 days or less and bear an average interest rate of 1.30%. The estimated fair value of our cash and cash equivalents approximates the principal amounts of the underlying securities based on the short maturities of these financial instruments.

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Ditech Communications Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ditech Communications Corporation and its subsidiaries at April 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective May 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

May 21, 2003
San Jose, California

DITECH COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$94,495	$105,909
Accounts receivable, net of allowance for doubtful accounts of $811 and $740 at April 30, 2003 and 2002, respectively	6,249	5,269
Inventories	8,467	13,187
Other current assets	4,510	6,461
Income taxes receivable	—	15,993

Total current assets	113,721	146,819
Property and equipment, net	8,893	11,691
Goodwill, net	—	35,998
Other assets	3,827	9,366

Total assets	$126,441	$203,874

LIABILITIES
Current liabilities:
Accounts payable	$2,323	$3,700
Accrued expenses	6,026	8,751
Deferred revenue	121	2,900
Income taxes payable	1,833	1,585

Total liabilities	10,303	16,936

Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value: 200,000 shares authorized and 30,480 and 30,118 shares issued and outstanding at April 30, 2003 and 2002, respectively	30	30
Additional paid-in capital	270,008	272,136
Accumulated deficit	(153,980)	(78,870)
Deferred stock compensation	—	(6,358)
Other comprehensive income	80	—

Total stockholders' equity	116,138	186,938

Total liabilities and stockholders' equity	$126,441	$203,874

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended April 30,
	2003	2002	2001
Revenue	$47,374	$41,416	$121,714
Cost of goods sold	26,009	24,051	38,486

Gross profit	21,365	17,365	83,228

Operating expenses:
Sales and marketing	15,361	17,137	13,821
Research and development	33,402	53,334	34,372
General and administrative	5,677	6,230	6,716
Restructuring charge	6,771	—	—
Amortization of goodwill	—	19,242	14,655
Amortization of other acquisition related intangible assets	—	5,342	5,469

Total operating expenses	61,211	101,285	75,033

Income (loss) from operations	(39,846)	(83,920)	8,195

Other income (expense):
Interest income	1,712	3,148	4,934
Gain on sale of echo software technology and related assets	—	583	—
Interest and other expense	(10)	(30)	(81)

Total other income	1,702	3,701	4,853

Income (loss) before provision for income taxes and cumulative effect of accounting change	(38,144)	(80,219)	13,048
Provision for income taxes	129	5,110	10,952

Income (loss) before cumulative effect of accounting change	(38,273)	(85,329)	2,096
Cumulative effect of accounting change	(36,837)	—	—

Net income (loss)	$(75,110)	$(85,329)	$2,096

Per share data:
Basic:
Net income (loss) before cumulative effect of accounting change	$(1.26)	$(2.90)	$0.07
Cumulative effect of accounting change	(1.21)	—	—

Net income (loss)	$(2.47)	$(2.90)	$0.07

Diluted:
Net income (loss) before cumulative effect of accounting change	$(1.26)	$(2.90)	$0.07
Cumulative effect of accounting change	(1.21)	—	—

Net income (loss)	$(2.47)	$(2.90)	$0.07

Number of shares used in per share calculations:
Basic	30,371	29,380	28,145

Diluted	30,371	29,380	30,512

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital		Deferred Stock Compensation	Other Comprehensive Income
	Shares	Amount					Total
Balances, May 1, 2000	28,274	$28	$171,119	$4,363	$(21,937)	—	$153,573
Issuance of stock under employee stock plans	640	1	3,338	—	—	—	3,339
Repurchase of common stock	(31)	—	(13)	—	—	—	(13)
Issuance of common stock in purchase acquisition	842	1	75,098	—	(1,742)	—	73,357
Deferred compensation on issuance of stock options	—	—	14,591	—	(14,591)	—	—
Tax benefit of employee stock transactions	—	—	6,550	—	—	—	6,550
Amortization of deferred stock compensation	—	—	—	—	11,827	—	11,827
Net income	—	—	—	2,096	—	—	2,096

Balances, April 30, 2001	29,725	30	270,683	6,459	(26,443)	—	250,729
Issuance of stock under employee stock plans	406	—	1,676	—	—	—	1,676
Repurchase of common stock	(13)	—	(26)	—	—	—	(26)
Adjustment to deferred compensation for stock option cancellations	—	—	(2,346)	—	2,346	—	—
Deferred compensation on issuance of stock options	—	—	104	—	(104)	—	—
Tax benefit of employee stock transactions	—	—	2,045	—	—	—	2,045
Elimination of deferred compensation in sale of echo software technology and related assets	—	—	—	—	6,056	—	6,056
Amortization of deferred stock compensation	—	—	—	—	11,787	—	11,787
Net loss	—	—	—	(85,329)	—	—	(85,329)

Balances, April 30, 2002	30,118	30	272,136	(78,870)	(6,358)	—	186,938
Issuance of stock under employee stock plans	362	—	776	—	—	—	776
Adjustment to deferred compensation for stock option cancellations	—	—	(2,904)		2,904	—	—
Amortization of deferred stock compensation	—	—	—	—	3,454	—	3,454
Other comprehensive income (loss)—
Translation gain on international operations	—	—	—	—	—	$80	80
Net loss	—	—	—	(75,110)	—	—	(75,110)

Total comprehensive loss							(75,030)

Balances, April 30, 2003	30,480	$30	$270,008	$(153,980)	—	$80	$116,138

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended April 30,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(75,110)	$(85,329)	$2,096
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,371	5,020	3,261
Increase in provision for doubtful accounts	100	231	255
Loss (gain) on disposal of property and equipment	61	(5)	(6)
Tax benefit of employee stock transactions	—	2,045	6,550
Deferred income taxes	—	22,485	(2,379)
Gain on sale of echo software technology and related assets	—	(583)	—
Amortization of deferred stock compensation	3,270	11,787	11,827
Amortization of goodwill and other acquisition related intangible assets	—	24,584	20,124
Impairment of goodwill	36,837	—	—
Restructuring costs and other special charges	8,975	—	—
Other	80	—	—
Changes in assets and liabilities:
Accounts receivable	(1,080)	11,608	3,521
Inventories	(678)	2,336	(9,092)
Other current assets	451	1,504	(2,356)
Income taxes	16,241	(13,697)	640
Accounts payable	(1,377)	(822)	(3,769)
Accrued expenses and other	(2,725)	2,332	(159)
Deferred revenue	(2,779)	2,655	(1,829)

Net cash provided by (used in) operating activities	(12,363)	(13,849)	28,684

Cash flows from investing activities:
Purchases of property and equipment	(4,754)	(7,774)	(6,068)
Additions to other assets	(73)	(1,531)	(580)
Proceeds from sale of echo software technology and related assets	5,000	17,303	—
Net cash received in purchase acquisitions	—	—	542

Net cash provided by (used in) investing activities	173	7,998	(6,106)

Cash flows from financing activities:
Repurchase of common stock	—	(26)	(13)
Principal payments on note payable	—	—	(2,118)
Principal payments under capital lease obligations	—	(22)	(2,270)
Proceeds from employee stock plan issuances	776	1,676	3,339

Net cash provided by (used in) financing activities	776	1,628	(1,062)

Net increase (decrease) in cash and cash equivalents	(11,414)	(4,223)	21,516
Cash and cash equivalents, beginning of year	105,909	110,132	88,616

Cash and cash equivalents, end of year	$94,495	$105,909	$110,132

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

  Revenue Recognition

        The Company generally recognizes product revenue, including shipping charges, when: persuasive evidence of a definitive agreement exists; shipment to the customer has occurred; title and all risks and rewards of ownership have passed to the customer; acceptance terms, if any have been fulfilled; no significant contractual obligations remain outstanding; the fee is fixed or determinable; and collection is reasonably assured.

  Allowance for Doubtful Accounts

        The Company maintains its allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In maintaining the allowance for doubtful accounts, the Company evaluates the trends in customers' payment patterns as well as looking to external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer's inability to pay.

  Warranties

        The Company currently offers a five-year warranty on all of its products. The warranty generally provides that the Company will repair or replace any defective product within five years from the invoice date. A provision for the estimated future cost of warranty is made at the time product revenue is recognized, based on the Company's experience and expectations of future conditions.

  Research and Development

        Research and development costs include salaries and related, outside consulting, facilities, consumable materials and allocated corporate costs, which are expensed as incurred.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Management believes that the financial institutions in which it maintains such deposits are financially sound and, accordingly, minimal credit risk exists with respect to these deposits. Substantially all of the Company's cash and cash equivalents are held by three major U.S. financial institutions.

  Fair Value of Financial Instruments

        Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are considered to approximate fair value based upon comparable market information available at the respective balance sheet dates.

  Inventories

        Inventories are stated at the lower of standard cost or market. Standard cost approximates cost as determined by using the first-in, first-out ("FIFO") method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

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

  Intangible Assets

        The excess of the cost over the fair value of net assets of purchased businesses was recorded as goodwill and prior to adoption of SFAS 142 was amortized on a straight-line basis over its estimated useful life, generally five years or less. The cost of other acquired intangibles was amortized on a straight-line basis over their estimated useful lives, generally five years or less. Effective May 1, 2002, the Company adopted the provisions of SFAS 142, which required the Company to cease amortization of goodwill and perform a transitional impairment analysis of its goodwill and other acquisition related intangible assets as of the date of adoption. See Note 6 for a detailed discussion of the consequences of adoption of this new standard.

        Amortization expense for purchased technology associated with the Telinnovation acquisition (see Note 3) was $5.0 million and $5.2 million in fiscal 2002 and 2001, respectively. Due to the sale of the Company's echo software technology in April 2002, there was no amortization recorded related to these assets in 2003. Amortization expense for goodwill associated with Telinnovation and goodwill and other acquisition related intangible assets associated with the Atmosphere Networks acquisition (see Note 3) was $19.6 million and $14.9 million in fiscal 2002 and 2001, respectively. Due to the sale of our echo software technology and the adoption of SFAS 142 in May 2002, there was no amortization for these goodwill and other acquisition related intangible costs in fiscal 2003.

  Long-lived Assets

        The Company periodically evaluates the recoverability of its long-lived assets based upon expected undiscounted cash flows and recognizes impairment from the carrying value of long-lived assets, if any, based on the fair value of such assets.

  Certain Risks and Concentrations

        The Company's products are concentrated in the telecommunications equipment industry, which is highly competitive and rapidly changing. Revenues for the Company's products are concentrated with a relatively limited number of customers. Two customers accounted for 39% and 19% of net revenues for fiscal 2003. Two customers accounted for 27% and 18% of net revenues in fiscal 2002 and one customer accounted for 47% of fiscal 2001 revenue. Net revenues from customers outside the United States, which were primarily denominated in U.S. dollars, were 17%, 20% and 17% in fiscal 2003, 2002 and 2001, respectively. The Company's gross accounts receivable were concentrated with three customers at April 30, 2003, (representing 34%, 18% and 15% of receivables) and two customers at April 30, 2002 (36%, and 21% of receivables). The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

        A significant component of one of the Company's products is purchased from a sole vendor. If the Company were unable to obtain the component at prices reasonable to the Company, it would experience delays in redesigning the product to function with a component from an alternative supplier. The Company relies on three manufacturers for the assembly of the majority of the Company's products. The Company may experience delays if it were to shift production to an alternative vendor.

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

  Foreign Currency Translation

        Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded directly as a separate component of accumulated other comprehensive income. Income and expense accounts are translated at the average rates during the year.

  Comprehensive Income

        The comprehensive loss for fiscal 2003 was $75,030,000 and included the impact of foreign currency translation adjustments related to the Company's international operations, net of tax. There was no material difference between the Company's net income and its total comprehensive income for fiscal 2002 and 2001.

  Earnings per Share

        Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted earnings per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding, including the dilutive effect of stock options, using the treasury stock method and common stock subject to repurchase. Diluted loss per share for fiscal 2003 and 2002 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.

        A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Years Ended April 30,
	2003	2002	2001
Historical net income (loss) per share, basic and diluted:
Income (loss) before cumulative effect of accounting change	$(38,273)	$(85,329)	$2,096
Cumulative effect of accounting change	(36,837)	—	—

Net income (loss)	$(75,110)	$(85,329)	$2,096

Basic:
Weighted average shares of common stock outstanding	30,390	29,958	29,253
Less stock subject to repurchase	(19)	(578)	(1,108)

Shares used in calculation of basic per share numbers	30,371	29,380	28,145

Income (loss) before cumulative effect of accounting change	$(1.26)	$(2.90)	$0.07
Cumulative effect of accounting change	(1.21)	—	—

Net income (loss) per share	$(2.47)	$(2.90)	$0.07

Diluted:
Shares used in calculation of basic per share numbers	30,371	29,380	28,145
Shares subject to repurchase	—	—	1,108
Dilutive effect of stock options	—	—	1,259

Shares used in calculation of diluted per share numbers	30,371	29,380	30,512

Income (loss) before cumulative effect of accounting change	$(1.26)	$(2.90)	$0.07
Cumulative effect of accounting change	(1.21)	—	—

Net income (loss) per share	$(2.47)	$(2.90)	$0.07

        The computation of diluted net income (loss) per share excluded the following number of options, as their effect was anti-dilutive: 6,576,000 in fiscal 2003, 6,450,000 in fiscal 2002 and 1,685,000 in fiscal 2001.

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

        The Company recorded deferred stock compensation associated with its acquisitions of Telinnovation and Atmosphere in fiscal 2000 and 2001. The deferred stock compensation is being amortized to research and development expense over the vesting period of the options of up to four years. Amortization expense totaled $3.1 million, $11.4 million and $11.5 million in fiscal 2003, 2002 and 2001, respectively. See Note 10 for a further discussion of the deferred compensation associated with these two acquisitions.

        The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. If compensation cost for the Company's stock option plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) for the years ended April 30, 2003, 2002 and 2001 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	April 30,
	2003	2002	2001
Net income (loss) as reported	$(75,110)	$(85,329)	$2,096
Add: Stock-based compensation expense included in reported net income (loss), net of applicable tax effects	3,230	4,393	2,443
Deduct: Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	(13,308)	(33,831)	(27,486)

Pro forma net loss	$(85,188)	$(114,767)	$(22,947)

Diluted net income (loss) attributable to common stockholders per share:
As reported	$(2.47)	$(2.90)	$0.07

Pro forma	$(2.80)	$(3.91)	$(0.75)

  Recent Accounting Pronouncements

        In June, 2002, the FASB issued FASB Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)." SFAS 146 requires that liabilities associated with an exit or disposal activity be recognized at fair value only when the liability is incurred, as defined by FASB Concepts Statement No. 6. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Adoption of this standard did not have a material effect on the Company's results of consolidated operations, financial condition or cash flows.

        In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements for fiscal year 2003. As is customary in our industry and as required by law in the U.S. and certain other jurisdictions, certain of the Company's contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company's products. From time to time, the Company indemnifies customers against combinations of losses, expenses, or liabilities arising from various trigger events related to the sale and the use of the Company's products and services. In addition, from time to time The Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In the Company's experience, claims made under such indemnifications are rare. In connection with the sale of The Company's echo cancellation software technology to TI in April 2002, the Company indemnified TI for various matters. The Company believes the estimated fair value of these indemnifications is not material. As permitted or required under Delaware law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner that a person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal. The Company believes that the adoption of this standard will have no material impact on its results of consolidated operations, financial condition or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are included in these Notes to the Consolidated Financial Statements, while the interim period disclosures are effective for our fiscal year 2003. The financial statements comply with the disclosure requirements of this new standard.. The Company does not expect SFAS No. 148 to have a material effect on its results of consolidated operations, financial condition or cash flows.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material effect on its results of consolidated operations, financial condition or cash flows.

        In March 2003, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of

EITF Issue No. 00-21 will have on its results of consolidated operations, financial condition or cash flows.

3.    ACQUISITIONS

        Since the beginning of fiscal 2001, the Company has completed one business acquisition, which was accounted for as a purchase. The consolidated financial statements include the operating results of this business from the date of acquisition. The Company also purchased the intellectual property and tangible assets of a second business, which transaction was not material to the Company and was accounted for as an asset purchase.

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

        In August 2000, Ditech also granted to the employees hired in the Atmosphere acquisition, non-qualified stock options vesting over a four-year period, for approximately 750,000 shares of Ditech common stock at a price representing a 50% discount from market on the date of grant. As a result, the Company recorded deferred stock compensation of approximately $17.3 million in August 2000. The gross amount of deferred compensation has been reduced from time to time for option cancellations due to employee terminations. The deferred stock compensation is being amortized to expense ratably over the options' four-year vesting period. Prior to the adoption of SFAS 142, the cost allocated to intangible assets for the acquired workforce and goodwill was being amortized to expense over their estimated useful lives of four years. Amortization expense for stock compensation and intangible assets associated with the Atmosphere acquisition of approximately $21.6 million and $16.5 million was recorded in fiscal 2002 and 2001, respectively.

        The following unaudited pro forma financial information reflects the results of operations for the year ended April 30, 2001, as if the Atmosphere acquisition had occurred on May 1, 2000. The pro forma results of operations for the year ended April 30, 2001, include results of operations of Atmosphere Networks, including amortization of goodwill, other intangibles, and deferred stock compensation for the period presented. These pro forma results have been prepared for comparative purposes only and are not indicative of what operating results would have been had the acquisitions actually taken place on May 1, 2000, and may not be indicative of future operating results (in thousands, except per share amounts).

Year Ended April 30, 2001
(unaudited)
Pro forma financial information:
Revenue	$123,260
Loss from operations	$(1,348)
Net loss attributable to common stockholders	$(5,227)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.18)

Weighted average shares:
Basic and diluted	28,341

        In June 2001, we completed the purchase of the intellectual property and tangible assets of Ilotron Limited, a UK based optical transport company that was in bankruptcy, for cash of approximately $890,000, including transaction costs. Independent from completing the purchase, we hired certain of Ilotron's ex-employees, principally engineers.

4.    BALANCE SHEET ACCOUNTS

        Inventories: Inventories comprised (in thousands):

	April 30,
	2003	2002
Raw materials	$4,316	$7,334
Work in progress	185	440
Finished goods	3,966	5,413

Total	$8,467	$13,187

        During the third quarter of fiscal 2002, the Company recorded an inventory write-down, including purchase commitments, totaling $3.5 million related to additional excess inventory for one of its echo cancellation products. This write-down was due to a sudden and significant decline in the forecasted demand from the Company's primary customer for the product during that quarter, and was calculated in accordance with the Company's policy. Due to stronger than anticipated demand for this echo cancellation product in the latter part of fiscal 2003, the Company benefited from the sale of previously written-down echo cancellers with an original cost of $455,000 but no carrying value.

        Property and Equipment: Property and equipment comprised (in thousands):

	April 30,
	2003	2002
Furniture and fixtures	$1,654	$1,560
Equipment	15,945	15,148
Leasehold improvements	1,035	829
Computer software	3,416	3,551

	22,050	21,088
Less: accumulated depreciation and amortization	(13,157)	(9,397)

Total	$8,893	$11,691

        Accrued Expenses: Accrued expenses comprised (in thousands):

	April 30,
	2003	2002
Accrued employee related	$2,878	$4,554
Accrued professional services	243	1,030
Accrued warranty	1,588	1,178
Other accrued expenses	1,317	1,989

Total	$6,026	$8,751

        Accrued professional services at April 30, 2002 included $679,000 of professional fees related to the sale of the Company's echo cancellation software technology and related assets to TI in April 2002 (see Note 7).

        Warranties.    The Company provides for future warranty costs upon shipment of its products in its echo and optical communications segments. The specific terms and conditions of those warranties may vary depending upon the product sold, the customer and country in which it does business. However, the Company's warranties generally start from the shipment date and continue for a period of five years.

        Because the Company's products are manufactured to a standardized specification and the customer's acceptance is based on meeting those specifications, the Company historically has experienced minimal warranty costs. Factors that affect the Company's warranty liability include the number of installed units, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability, if necessary.

        Changes in the warranty liability, which is included as a component of "Accrued expenses" on the Consolidated Balance Sheet, during the period are as follows (in thousands):

Balance as of May 1, 2002	$1,178
Provision for warranties issued during fiscal 2003	940
Warranty costs incurred during fiscal 2003	(648)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal 2003	118

Balance as of April 30, 2003	$1,588

5.    RESTRUCTURING AND OTHER SPECIAL CHARGES

        As a result of the continuing unfavorable economic conditions and reduced capital spending by telecommunications service providers, the Company implemented a restructuring program at the end of September 2002. This restructuring program was designed to reduce spending, improve the Company's operating results, align resources with long-term growth opportunities and preserve cash during this difficult economic time for the Company and its customers. This restructuring program consisted of a workforce reduction and the elimination of development and marketing of the Company's Titanium product.

        As a result of the restructuring program, the Company recorded restructuring charges and related asset impairments of $6.8 million which have been classified as operating expenses, and an additional inventory write-down related to discontinuing the Company's Titanium product of $4.2 million, classified as cost of goods sold. The following paragraphs provide detailed information on each of the components of the $6.8 million of restructuring charges and related asset impairments, which were recorded in the second quarter of fiscal 2003.

        Workforce Reduction.    The restructuring program resulted in the termination of 84 employees (approximately 30% of the Company's workforce) across most business functions and from all three of the Company's offices, with the majority of the terminations occurring in the optical engineering group. The workforce reductions were substantially completed in the second quarter of fiscal 2003. The Company recorded a workforce reduction charge of approximately $2.0 million relating to severance pay and continuation of certain fringe benefits.

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

        As of the end of April 2003, all but $29,000 of the costs associated with the restructuring had been paid and the Company expects the remaining cash payments associated with this restructuring will be substantially completed during the first half of fiscal 2004. As a result of restructuring the optical business, the Company realized expense reductions in excess of $4 million per quarter, beginning in the third quarter of fiscal 2003.

6.    ACCOUNTING FOR GOODWILL

        The changes in the carrying amount of goodwill for the year ended April, 2003 are as follows (in thousands):

Balance as of May 1, 2002	$35,998
Reclassification of acquisition related intangible asset	839
Cumulative effect of accounting change	(36,837)

Balance as of April 30, 2003	$—

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

        Due to the adoption of SFAS 142, the Company ceased amortizing goodwill effective May 1, 2002. Had SFAS 142 been adopted for the years ended April 30, 2002 and 2001, the Company would not have recorded goodwill amortization expense of $19.6 million and $14.9 million, respectively. The following table summarizes (in thousands, except per share amounts) the Company's net income (loss) adjusted to exclude goodwill amortization expense and the related tax effect, as if amortization had ceased effective May 1, 2000. The net loss for the year ended April 30, 2003 includes the transitional impairment loss of $36.8 million related to adoption of SFAS 142.

	Year ended April 30
	2003	2002	2001
Reported net income (loss)	$(75,110)	$(85,329)	$2,096
Goodwill amortization, net of tax	—	19,617	14,032

Adjusted net income (loss)	$(75,110)	$(65,712)	$16,128

Basic income (loss) per share:
As reported	$(2.47)	$(2.90)	$0.07

Adjusted	$(2.47)	$(2.24)	$0.57

Diluted income (loss) per share:
As reported	$(2.47)	$(2.90)	$0.07

Adjusted	$(2.47)	$(2.24)	$0.53

7.    COMMITMENTS AND CONTINGENCIES

  Leases

        The Company leases its principal office facilities in Mountain View, California under a non-cancelable operating lease expiring in June 2006. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Presently, there is no option for renewal of the lease on our Mountain View facilities. The Company also leases a research and development facility in Melbourne, Australia, of approximately 6,300 square feet, plus parking, with a lease term that expires in April 2005, and a research and development facility in Kent, United Kingdom, of approximately 6,000 square feet with a lease term that expires in October 2011. The Company is responsible for its share of taxes and maintenance on these facility leases. The Melbourne lease presently has no renewal option. The Kent facility has an option to terminate the lease in October 2006 for a cash penalty equal to 9 months rent. The Company also has operating leases on certain office equipment.

        At April 30, 2003, future minimum payments under the leases are as follows (in thousands):

Years ended April 30,
2004	$2,172
2005	2,233
2006	2,199
2007	571
2008	233
2009 and thereafter	491

$7,899

        Rent expense under all leases for the years ended April 30, 2003, 2002 and 2001, was $2,752,000, $2,742,000 and $2,357,000, respectively.

        Due to the Company's announced intent to sell its optical business, the Company intends to negotiate buyouts or subleases of its leased properties in Australia and the United Kingdom, which should result in a reduction in the future lease payments set out above. However, the amount of the reduction and the timing of payments are not determinable at this time. The amount included in the above future lease commitment table for the Australian and United Kingdom facilities are as follows (in thousands):

Years ended April 30,
2004	$274
2005	278
2006	187
2007	196
2008	196
2009 and thereafter	491

$1,622

  Credit Facility

        On August 7, 2002, the Company entered into a credit facility with a bank. Borrowings under this facility may be used to fund equipment purchases of up to $5 million as well as operating expenses of up to $2 million. The equipment line portion of this facility expired unused on February 7, 2003. The revolving line of credit for operating expenses expires on August 7, 2003 and advances under the revolving line bear interest at the rate of prime plus 0.25%. The credit facility is collateralized by substantially all of the Company's current and future assets. The credit facility provides for certain financial covenants, including but not limited to: maintenance of a minimum cash balance with the bank of $10 million; a minimum quick ratio of 2.00 to 1.00; minimum tangible net worth of $75 million plus 50% of all proceeds from the sale of subordinated debt or equity securities subsequent to August 7, 2002; and minimum quarterly unrestricted cash of at least $30 million. The facility also restricts the payment of dividends and limits the Company's ability to dispose of all or substantially all of its assets or to merge with another company.

8.    SALE OF ECHO CANCELLATION TECHNOLOGY

        On April 16, 2002, the Company sold its echo cancellation and voice enhancement software technology, the associated product licenses and all of the related assets to Texas Instruments ("TI") for an aggregate price of $26.8 million. Of the total price, $18.3 million was paid in cash on the closing, $5 million was received in April 2003 on the first anniversary of the closing date and the balance of $3.5 million (included in other current assets) should be collected in April 2004. Concurrent with the closing of the sale, all of the individuals employed in the echo cancellation software group, including those individuals assumed as part of the Telinnovation acquisition in February 2000, were hired by TI. Additionally, in connection with the sale, Ditech received, at no cost, a license from TI and Telogy Networks, Inc., a wholly owned subsidiary of TI, to use the existing echo cancellation and voice enhancement software and any enhancements in Ditech's products for a period of four years. After this initial four year period expires, Ditech can license the software technology on a per unit royalty formula based on the most favorable rates offered by TI to other customers.

        The sale resulted in a net gain of $583,000, which was reported as part of other income, net in fiscal 2002. The gain was calculated as follows (in thousands):

Proceeds from sale	$26,800
Less:
Goodwill	6,341
Purchased technology	11,469
Deferred stock compensation	6,056
Property and equipment	18
Existing license	1,354
Transaction costs	979

Net gain on sale	$583

9.    PREFERRED STOCK

        Ditech is authorized to issue, from time to time, in one or more series, 5,000,000 shares of preferred stock at a $0.001 par value. The Board of Directors may determine the rights, preferences, privileges and restrictions granted or imposed upon any series of preferred stock. As of April 30, 2003, no preferred stock was outstanding.

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

10.    STOCKHOLDERS' EQUITY

  Employee Stock Purchase Plan

        In March and April 1999, the Board adopted, and the stockholders approved, the Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which an aggregate of 1,116,666 shares of common stock has been reserved as of April 30, 2003. Employees who participate in an offering period can have up to 10% of their earnings withheld pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of the common stock on specified dates determined by the Board. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or on the specified purchase date. In fiscal 2003, 2002 and 2001, shares purchased under the plan totaled

332,048, 284,067 and 132,298 shares, respectively. As of April 30, 2003, 300,295 shares remain available for issuance under the Purchase Plan.

  Stock Option Plans

        The Company's 1997 Stock Option Plan serves as the successor equity incentive program to the Company's 1987 Stock Option Plan and the Supplemental Stock Option Plan (the "Predecessor Plans"). All outstanding stock options under the Predecessor Plans continue to be governed by the terms and conditions of the 1997 Stock Option Plan. The Company reserved 4,000,000 shares of common stock for issuance under the 1997 Stock Option Plan. Under the 1997 Stock Option Plan, the Board of Directors could grant incentive or non-statutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock, as determined by the Board of Directors, at grant date. In November 1998, the Company adopted its 1998 Stock Option Plan and determined not to grant any further options under its 1997 Stock Option Plan. The Company has reserved a total of 3,856,082 shares of common stock for issuance under the 1998 Stock Option Plan, under terms similar to those of the 1997 Stock Option Plan. During fiscal 2000, the Company adopted two non-statutory stock option plans under which a total of 1,350,000 shares were reserved for issuance. The terms of non-statutory options granted under these plans are substantially consistent with non-statutory options granted under the 1997 and 1998 plans.

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

        In August 2000, the Board of Directors adopted the 2000 Non-Qualified Stock Plan. A total of 5,000,000 shares have been reserved under this stock option plan as of April 30, 2003. The terms of non-statutory options granted under this plan are substantially consistent with non-statutory options granted under the 1997 and 1998 plans.

        All options under all option plans described above are immediately exercisable and have a ten-year term. Shares issued through early option exercises are subject to the Company's right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of April 30, 2003, 3,755 shares were subject to repurchase.

        In March 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan. Under this stock option plan an aggregate of 400,000 shares are reserved as of April 30, 2003. Options granted under the plan have a 5-year term. One-time initial automatic grants of 50,000 shares each are made upon a director's initial appointment and are subject to annual vesting over a four-year period. Annual automatic grants of 10,000 shares each are made on the date of each annual meeting of stockholders to each incumbent director (provided they have served as a director for at least six months) and are fully vested at the grant date.

        In February 2003, the Company commenced a stock option exchange program, which allowed its employees with outstanding options under certain specified stock option plans with an exercise price of $20.00 or more per share, to exchange pursuant to the terms of the exchange their qualifying outstanding options, for replacement options to be issued on September 23, 2003. The exchange was conducted on a one-for-four (1:4) basis; thus a participating employee would receive replacement options covering 25% of the number of shares subject to the original options surrendered for cancellation. On March 19, 2003 employees surrendered for cancellation options to purchase a total of 1,193,719 shares. Assuming all employees who participated in the option exchange program continue to be employed by the Company, a total of 298,422 shares will be granted on September 23, 2003 at the then fair market value.

        Activity under the stock option plans referenced above was as follows (in thousands, except per share amounts):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Exercise Price	Aggregate Price	Weighted Average Exercise Price
Balances, April 30, 2000	897	2,641	$0.41 - $85.75	$55,535	$21.00
Reservation of shares	3,600
Options granted	(3,996)	3,996	$7.19 - $79.50	75,062	$18.78
Options assumed	—	122	$2.41 - $42.15	4,187	$34.14
Options exercised	—	(508)	$0.41 - $42.15	(2,237)	$4.42
Options canceled	262	(293)	$0.41 - $85.75	(8,815)	$30.01

Balances, April 30, 2001	763	5,958	$0.41 - $85.75	123,732	$20.76
Reservation of shares	1,500
Options granted	(1,381)	1,381	$4.19 - $ 7.12	7,724	$5.59
Options exercised	—	(122)	$0.41 - $ 5.50	(234)	$1.91
Options canceled	754	(767)	$7.19 - $79.50	(11,752)	$15.32

Balances, April 30, 2002	1,636	6,450	$0.41 - $85.75	119,470	$18.52
Reservation of shares	2,100
Options granted	(2,984)	2,984	$1.23 - $ 2.92	8,135	$2.73
Options exercised	—	(31)	$0.41 - $ 2.92	(51)	$1.65
Options canceled	2,443	(2,827)	$1.48 - $85.75	(86,594)	$30.62

Balances, April 30, 2003	3,195	6,576	$0.41 - $79.50	$40,960	$6.23

        Options outstanding and exercisable at April 30, 2003 (in thousands, except life and per share amounts):

	Options Outstanding		Weighted Average Remaining Contractual Life Years	Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
$ 0.41 - $ 2.85	1,527	$2.49	8.68	1,427	$2.49
$ 2.92 - $ 3.75	1,171	$2.92	9.13	1,171	$2.92
$ 4.19 - $ 7.12	1,239	$5.41	7.62	1,239	$5.41
$ 7.18 - $ 8.41	1,713	$7.23	7.69	1,713	$7.23
$ 9.00 - $25.00	819	$11.95	6.76	819	$11.95
$25.01 - $79.50	107	$45.34	3.80	107	$45.34

$ 0.41 - $79.50	6,576	$6.23	7.98	6,476	$6.29

        The estimated weighted average fair value of options granted during fiscal years 2003, 2002 and 2001 was, $1.93, $4.38 and $21.59 per share, respectively. The estimated weighted average fair value of shares granted under the Employee Stock Purchase Plan was $0.76, $2.27 and $7.44 in fiscal 2003, 2002 and 2001, respectively.

        The fair value of options granted under the Company's stock option plans during fiscal 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option pricing model. The model utilized the multiple option approach with the following weighted average assumptions used: no dividend yield, expected volatility of 107%, 123% and 135% in fiscal 2003, 2002 and 2001, respectively, risk-free interest rates of 3.08%, 4.01% and 5.29% in fiscal 2003, 2002 and 2001, respectively, and expected life of four years for the option plans. The Employee Stock Purchase Plan used the following weighted average assumptions: no dividend yield, expected volatility of 77%, 71% and 132% in fiscal 2003, 2002 and 2001, respectively, risk-free interest rates of 1.77%, 2.80% and 5.45% in fiscal 2003, 2002 and 2001, respectively, and expected life of six months. Forfeitures are recognized as they occur.

        During fiscal 1999, the Company granted options to certain employees under the 1997 Stock Plan and 1998 Stock Option Plan with exercise prices below the deemed fair market value of the Company's common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred compensation for the difference between the exercise price of the stock options and the fair market value of the Company's shares at the date of grant. This deferred compensation has been amortized to expense over the period during which the options become exercisable, generally four years. At April 30, 1999, the Company had recorded deferred compensation related to these options in the total amount of $1.3 million, of which $142,000, $283,000 and $322,000 had been amortized to general and administrative expense during 2003, 2002 and 2001, respectively. The gross amount of deferred compensation has been reduced from time to time for option cancellations due to employee terminations and became fully amortized during fiscal 2003.

        In connection with the acquisition of Atmosphere Networks, the Company issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as initial deferred compensation of $17.3 million in August 2000. The gross amount of deferred compensation has been reduced from time to time for option cancellations due to employee terminations. As part to the stock option exchange program undertaken in the fourth quarter of fiscal 2003, discussed above, all remaining shares under option from this option grant were canceled. As such, all remaining deferred compensation that existed as of the closing date of the tender period was recognized as expense in the fourth quarter of fiscal 2003 and no further amortization will occur for this item. In fiscal 2003, 2002 and 2001, $3.1 million, $3.4 million and $3.0 million, respectively, of this deferred compensation was amortized to research and development expense.

11.    INCOME TAXES

        The provisions for income taxes reflected in the statements of operations for the years ended April 30 consist of (in thousands):

	2003	2002	2001
Current:
Federal	—	$(17,505)	$11,828
State	—	2	2,163
Foreign	$129	128	5

Total current	$129	(17,375)	13,996

Deferred:
Federal	—	19,291	(2,495)
State	—	3,194	(549)

Total deferred	—	22,485	(3,044)

Total	$129	$5,110	$10,952

        The deferred tax provisions for fiscal 2003 and 2002 reflect the tax effects of changes in the amounts of temporary differences during each year, offset by the establishment of a full valuation allowance against the net deferred tax asset position, due to uncertainty surrounding the realization of the benefit of such assets. The deferred income tax provision for the year ended April 30, 2001 reflects the tax effect of changes in the amounts of temporary differences during the year. Management periodically evaluates the recoverability of the deferred tax assets and will recognize the tax benefit only as reassessment demonstrates they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The income tax benefit associated with nonqualified stock options and disqualifying dispositions of incentive stock options and employee stock purchase plan stock is recorded as an increase to additional paid in capital.

        The components of the Company's deferred tax assets and liabilities at April 30 consisted of (in thousands):

	2003	2002
Deferred tax assets (liabilities):
Uniform capitalization	$618	$468
Depreciation	267	(654)
Inventory reserves	5,618	3,508
Other reserves and accruals	1,315	2,119
Purchased technology, goodwill and other intangibles	999	927
Tax credits	6,684	5,361
Net operating losses	32,008	21,329

Total deferred tax assets	47,509	33,058
Less valuation allowance	(47,509)	(33,058)

Net deferred tax assets	$—	$—

        The Company has federal and state tax net operating loss carryforwards of approximately $84.4 million and $77.3 million, respectively, available to offset future taxable income. The Company has federal and state tax credit carryforwards of approximately $5.0 million and $2.6 million, respectively. The net operating loss and tax credit carryforwards expire between 2005 and 2023 if not utilized. The Company's tax net operating loss and tax credit carryforwards include federal and state net operating loss carryforwards of approximately $27.2 million and $17.6 million, respectively, generated by Atmosphere Networks prior to its acquisition, and are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

        The Company's effective tax rate differs from the U.S. federal statutory income tax rate for the years ended April 30, principally due to the following:

	2003	2002	2001
Tax provision (benefit) at federal statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal benefit	(5.7)	(5.9)	9.2
Research and development credits	—	—	(3.9)
Non-deductible goodwill and other intangible amortization	3.2	7.5	45.5
Tax-exempt interest income	—	(0.1)	(10.8)
Valuation allowance	37.4	41.3	—
Other, including non-deductible expenses	0.4	(1.4)	8.9

Effective tax rate	0.3%	6.4%	83.9%

12.    REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

        The Company has two reportable segments, categorized by product type: echo cancellation products and optical communications products. Echo cancellation products include software, stand-alone echo cancellers and system echo cancellers. Optical communications products include optical amplifiers, optical telemetry management and monitoring systems and optical transponders. The Company has no inter-segment revenue. As previously discussed, the Company announced on May 22, 2003, that it intends to sell its optical business. The Company is targeting the sale to close in the first quarter of fiscal 2004.

        The Company's management makes decisions and allocates resources to the two operating segments based on the gross profit for each segment. The Company does not allocate operating expenses or assets to segments, as management does not use this information to measure the performance of, or to allocate resources to, the echo cancellation and optical communications segments. Accordingly, the Company has presented only revenue and gross profit and loss by segment.

        Segment information (in thousands):

	Echo Cancellation Products	Optical Communications Products	Total
Year ended April 30, 2001
Segment revenue	$104,683	$17,031	$121,714
Segment gross profit	$73,652	$9,576	$83,228
Year ended April 30, 2002
Segment revenue	$27,214	$14,202	$41,416
Segment gross profit	$12,205	$5,160	$17,365
Year ended April 30, 2003
Segment revenue	$35,088	$12,286	$47,374
Segment gross profit (loss)	$21,545	$(180)	$21,365

        Geographic information (in thousands):

	Years ended April 30,
	2003	2002	2001
USA	$39,453	$33,314	$101,288
China	2,710	3,412	9,276
Canada	2,411	2,533	2,917
Latin America	573	1,950	4,910
Rest of World	2,227	207	3,323

Total	$47,374	$41,416	$121,714

        The Company's long lived assets by geographic region were as follows (in thousands):

	As of April 30,
	2003	2002
USA	$7,358	$9,932
United Kingdom	803	1,316
Australia	732	443

Total	$8,893	$11,691

13.    PROFIT SHARING PLAN

        The Company maintains a 401(k) profit sharing plan for all eligible employees. Employees may contribute to the Plan based on statutory limits. Any Company contributions are at the discretion of the Board of Directors. The Company made contributions to the Plan during fiscal 2003, 2002 and 2001 of $70,000, $55,000 and $46,000, respectively.

14.    RELATED PARTY TRANSACTION

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

15.    SUPPLEMENTAL CASH FLOW INFORMATION

        (in thousands)

	Years ended April 30,
	2003	2002	2001
Operating:
Interest paid	$11	$31	$87
Income taxes paid	50	11	7,401
Non-cash financing and investing activities:
Deferred stock compensation	(2,904)	(2,346)	16,333
Purchase method acquisition for common stock	—	—	73,357
Deferred compensation associated with stock options issued to consultants	—	104	—

16.    SUBSEQUENT EVENT (unaudited)

        In May 2003, the Company announced its intention to sell its optical subsystem business and to reduce its workforce as a result of exiting this business. The Company is targeting that the sale will be completed in the first quarter of fiscal 2004.

        In June 2003, the note receivable from the Vice President of Optical Sales of $750,000, discussed above in Note 14, was repaid in full.

SUPPLEMENTARY FINANCIAL DATA (unaudited)

        (in thousands, except per share data)

	Fiscal 2003				Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$10,912	$12,111	$12,312	$12,039	$15,276	$7,990	$8,448	$9,702
Gross profit	$5,787	$2,352	$6,516	$6,710	$8,352	$3,812	$622	$4,579
Loss before cumulative effect of accounting change	$(11,235)	$(19,593)	$(3,608)	$(3,837)	$(10,870)	$(15,640)	$(18,135)	$(40,684)
Net loss	$(48,072)	$(19,593)	$(3,608)	$(3,837)	$(10,870)	$(15,640)	$(18,135)	$(40,684)
Basic and diluted per share data
Loss before cumulative effect of accounting change	$(0.37)	$(0.65)	$(0.12)	$(0.13)	$(0.37)	$(0.54)	$(0.62)	$(1.36)
Net loss	$(1.59)	$(0.65)	$(0.12)	$(0.13)	$(0.37)	$(0.54)	$(0.62)	$(1.36)

Item 9—Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

        Not Applicable.

Part III

Item 10—Directors and Executive Officers of the Registrant

        Information concerning our Directors is incorporated by reference to the section entitled "Proposal 1—Election of Directors" contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than August 27, 2003 in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held September 19, 2003 (the "Proxy Statement"). Information concerning our Executive Officers is set forth under the section entitled "Executive Officers" in the Proxy Statement and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement."

Item 11—Executive Compensation

        This information is incorporated by reference from our definitive Proxy Statement to be filed with respect to the 2003 Annual Meeting of Stockholders.

Item 12—Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

        This information is incorporated by reference from our definitive Proxy Statement to be filed with respect to the 2003 Annual Meeting of Stockholders.

Item 13—Certain Relationships and Related Transactions

        This information is incorporated by reference from our definitive Proxy Statement to be filed with respect to the 2003 Annual Meeting of Stockholders.

Item 14—Controls and Procedures

        Within ninety days prior to the date of this Form 10-K, we carried out an evaluation, under the supervision and with the participation of Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Messrs. Montgomery and Tamblyn concluded that our disclosure controls and procedures are effective in promptly alerting them to material information required to be included in our periodic SEC reports. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by a person's individual acts, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure investors that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, Messrs. Montgomery and Tamblyn concluded that our disclosure controls and procedures provide reasonable assurances that they will be effective in achieving their objectives.

        In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 15—Principal Accountant Fees and Services

        This information is incorporated by reference from our definitive Proxy Statement to be filed with respect to the 2003 Annual Meeting of Stockholders.

Part IV

Item 16—Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as part of this Form 10-K:

  (1)
  Financial Statements

    Reference is made to the Index to Consolidated Financial Statements of Ditech Communications Corporation under Item 8 in Part II of this Form 10-K.

  (2)
  Financial Statement Schedules

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended April 30, 2001
Allowance for doubtful accounts	$400	$255	$(58)	$597
Provision for excess and obsolete inventory	$1,640	$2,042	$(880)	$2,802
Year ended April 30, 2002
Allowance for doubtful accounts	$597	$231	$(88)	$740
Provision for excess and obsolete inventory	$2,802	$3,382	$(827)	$5,357
Year ended April 30, 2003
Allowance for doubtful accounts	$740	$100	$(29)	$811
Provision for excess and obsolete inventory	$5,357	$8,328	$(2,393)	$11,292

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Ditech Communications Corporation:

        Our audits of the consolidated financial statements referred to in our report dated May 21, 2003, appearing on page 40 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 16(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

San Jose, California
May 21, 2003

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
2.3(3)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
3.1(4)	Restated Certificate of Incorporation of Ditech
3.2(5)	Bylaws of Ditech, as amended and restated on March 28, 2002
3.3(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(7)	Lease Agreement, dated August 31, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended January 25, 1999
10.2(7)(8)	1997 Stock Option Plan
10.3 (8)(14)	1998 Amended and Restated Stock Option Plan
10.4(8)(22)	1999 Employee Stock Purchase Plan
10.5(8)(22)	1999 Non-Employee Directors' Stock Option Plan
10.6(7)(8)	Employment Agreement, dated September 1998, between Ditech and Timothy Montgomery
10.7(8)(21)	1999 Non-Officer Equity Incentive Plan
10.8(5)(8)	Employment Offer, dated June 19, 2001, between Ditech and Lowell Trangsrud
10.9(8)(13)	Employment Offer, dated as of April 30, 2002, between Ditech and Sandeep Pombra
10.10(14)	Loan and Security Agreement, dated August 7, 2002, by and between Ditech and Comerica Bank-California
10.11(8)(20)	Employment Letter, dated December 5, 2002 between Ditech and Nadine Melka
10.12(8)(20)	Employment Letter, dated April 25, 2002 between Ditech and Lee House

10.14(7)	Master Amendment and Lease Schedule, dated December 15, 1998, between Ditech and BancBoston Leasing Inc.
10.16(7)(8)	Form of Indemnity Agreement to be entered between Ditech and its executive officers and directors
10.18(7)	Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
10.19(7)(8)	Form of option agreement under the 1997 Stock Option Plan
10.20(7)(8)	Form of option agreement under the 1998 Stock Option Plan
10.21(10)(11)	Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation
10.24(1)(8)	Employment Agreement, dated January 31, 2000, between Ditech and Ian Wright
10.26(1)	Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LLC
10.27(1)	Stock Option Plan for Ian Wright-outside of the 1998 Stock Option Plan
10.28(8)(14)	2000 Non-Qualified Stock Option Plan
10.29(16)	Secured Promissory Note, dated as of October 11, 2001, by and between Ditech and Robert DeVincenzi
10.30(8)(17)	Bonus Plan, dated as of December 21, 2001, by and between Ditech and Robert DeVincenzi
10.31(3)(15)	Software License Agreement, dated as of April 16, 2002, by and between Ditech and Telogy
21.1	Subsidiaries of Ditech Communications Corporation
23.1	Consent of PricewaterhouseCoopers LLP
99.1	Certification of Chief Executive Officer and Chief Financial Officer

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

(5)
Incorporated by reference from the exhibit with corresponding number from Ditech's Annual Report on Form 10-K for the for the fiscal year ended April 30, 2002, filed July 29, 2002.

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

(13)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending July 31, 2002, filed August 29, 2002.

(14)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending October 31, 2002, filed December 16, 2002.

(15)
Confidential treatment has been requested for portions of this exhibit.

(16)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending October 31, 2001, filed December 13, 2001.

(17)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002, filed March 18, 2002.

(18)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (No. 333-70224), filed September 26, 2001.

(19)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (No. 333-82624), filed February 12, 2002.

(20)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending January 31, 2003, filed March 14, 2003.

(21)
Incorporated by reference to the exhibit with the corresponding title from Ditech's Tender Offer Statement on Schedule TO, filed February 19, 2003.

(22)
Incorporated by reference to the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (No. 333-100107), filed September 26, 2002.

(4)
Reports on Form 8-K

    None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 11, 2003	DITECH COMMUNICATIONS CORPORATION
	By:	/s/ TIMOTHY K. MONTGOMERY Timothy K. Montgomery President, Chief Executive Officer, and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ TIMOTHY K. MONTGOMERY Timothy K. Montgomery	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	July 11, 2003
/s/ WILLIAM J. TAMBLYN William J. Tamblyn	Vice President and Chief Financial Officer (principal financial and accounting officer)	July 11, 2003
/s/ GREGORY M. AVIS Gregory M. Avis	Director	July 11, 2003
/s/ EDWIN L. HARPER Edwin L. Harper	Director	July 11, 2003
/s/ WILLIAM A. HASLER William A. Hasler	Director	July 11, 2003
/s/ ANDREI M. MANOLIU Andrei M. Manoliu	Director	July 11, 2003
/s/ DAVID M. SUGISHITA David M. Sugishita	Director	July 11, 2003

CERTIFICATIONS

        I, Timothy K. Montgomery, certify that:

        1.     I have reviewed this annual report on Form 10-K of Ditech Communications Corporation;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003	/s/ TIMOTHY K. MONTGOMERY Timothy K. Montgomery Chief Executive Officer (Principal Executive Officer)

        I, William J. Tamblyn, certify that:

        1.     I have reviewed this annual report on Form 10-K of Ditech Communications Corporation;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003	/s/ WILLIAM J. TAMBLYN William J. Tamblyn Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit	Description of document
2.1(1)	Agreement and Plan of Merger and Reorganization, dated June 21, 2000, among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation
2.2(2)
Amendment to Agreement and Plan of Merger and Reorganization, dated as of July 25, 2000, by and among Ditech Communications Corporation, a Delaware corporation, Oxygen Acquisition Corporation, a Delaware corporation, and Atmosphere Networks, Inc., a Delaware corporation
2.3(3)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
3.1(4)	Restated Certificate of Incorporation of Ditech
3.2(5)	Bylaws of Ditech, as amended and restated on March 28, 2002
3.3(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(7)	Lease Agreement, dated August 31, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended January 25, 1999
10.2(7)(8)	1997 Stock Option Plan
10.3(8)(14)	1998 Amended and Restated Stock Option Plan
10.4(8)(22)	1999 Employee Stock Purchase Plan
10.5(8)(22)	1999 Non-Employee Directors' Stock Option Plan
10.6(7)(8)	Employment Agreement, dated September 1998, between Ditech and Timothy Montgomery
10.7(8)(21)	1999 Non-Officer Equity Incentive Plan
10.8(5)(8)	Employment Offer, dated June 19, 2001, between Ditech and Lowell Trangsrud
10.9(8)(13)	Employment Offer, dated as of April 30, 2002, between Ditech and Sandeep Pombra
10.10(14)	Loan and Security Agreement, dated August 7, 2002, by and between Ditech and Comerica Bank-California
10.11(8)(20)	Employment Letter, dated December 5, 2002 between Ditech and Nadine Melka
10.12(8)(20)	Employment Letter, dated April 25, 2002 between Ditech and Lee House
10.14(7)	Master Amendment and Lease Schedule, dated December 15, 1998, between Ditech and BancBoston Leasing Inc.
10.16(7)(8)	Form of Indemnity Agreement to be entered between Ditech and its executive officers and directors

10.18(7)	Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
10.19(7)(8)	Form of option agreement under the 1997 Stock Option Plan
10.20(7)(8)	Form of option agreement under the 1998 Stock Option Plan
10.21(10)(11)	Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation
10.24(1)(8)	Employment Agreement, dated January 31, 2000, between Ditech and Ian Wright
10.26(1)	Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LLC
10.27(1)	Stock Option Plan for Ian Wright-outside of the 1998 Stock Option Plan
10.28(8)(14)	2000 Non-Qualified Stock Option Plan
10.29(16)	Secured Promissory Note, dated as of October 11, 2001, by and between Ditech and Robert DeVincenzi
10.30(8)(17)	Bonus Plan, dated as of December 21, 2001, by and between Ditech and Robert DeVincenzi
10.31(3)(15)	Software License Agreement, dated as of April 16, 2002, by and between Ditech and Telogy
21.1	Subsidiaries of Ditech Communications Corporation
23.1	Consent of PricewaterhouseCoopers LLP
99.1	Certification of Chief Executive Officer and Chief Financial Officer

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

(5)
Incorporated by reference from the exhibit with corresponding number from Ditech's Annual Report on Form 10-K for the for the fiscal year ended April 30, 2002, filed July 29, 2002.

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

(13)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending July 31, 2002, filed August 29, 2002.

(14)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending October 31, 2002, filed December 16, 2002.

(15)
Confidential treatment has been requested for portions of this exhibit.

(16)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending October 31, 2001, filed December 13, 2001.

(17)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002, filed March 18, 2002.

(18)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (No. 333-70224), filed September 26, 2001.

(19)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (No. 333-82624), filed February 12, 2002.

(20)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending January 31, 2003, filed March 14, 2003.

(21)
Incorporated by reference to the exhibit with the corresponding title from Ditech's Tender Offer Statement on Schedule TO, filed February 19, 2003.

(22)
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
Item 8—Financial Statements and Supplementary Data
DITECH COMMUNICATIONS CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
DITECH COMMUNICATIONS CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands)
DITECH COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
DITECH COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
DITECH COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
DITECH COMMUNICATIONS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SUPPLEMENTARY FINANCIAL DATA (unaudited)
Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
Item 10—Directors and Executive Officers of the Registrant
Item 11—Executive Compensation
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13—Certain Relationships and Related Transactions
Item 14—Controls and Procedures
Item 15—Principal Accountant Fees and Services
Part IV
Item 16—Exhibits, Financial Statement Schedules and Reports on Form 8-K
Schedule II Valuation and Qualifying Accounts (in thousands)
SIGNATURES
CERTIFICATIONS
Exhibit Index