Form 10-Q
period 2003-07-31
DITECH COMMUNICATIONS CORP
filed 2003-09-15
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

As of September 4, 2003, 31,122,466 shares of the Registrant’s common stock were outstanding.

DITECH COMMUNICATIONS CORPORATION

PART I. FINANCIAL INFORMATION

  ITEM I. Financial Statements

Ditech Communications Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,
	2003	2002

Revenue	$10,717	$7,581
Cost of goods sold	3,754	3,291

Gross profit	6,963	4,290

Operating expenses:
Sales and marketing	2,980	3,144
Research and development	2,565	2,529
General and administrative	1,291	1,380
Restructuring charges	1,016	—

Total operating expenses	7,852	7,053

Loss from continuing operations	(889)	(2,763)
Other income, net	384	475

Loss from continuing operations before provision for income taxes and cumulative effect of accounting change	(505)	(2,288)
Provision for income taxes	11	—

Loss from continuing operations before cumulative effect of accounting change	(516)	(2,288)

Discontinued operations:
Loss from discontinued operations	(2,517)	(8,947)
Loss on disposition of discontinued operations	(6,892)	—

Loss from discontinued operations	(9,409)	(8,947)

Loss before cumulative effect of accounting change	(9,925)	(11,235)

Cumulative effect of accounting change	—	(36,837)

Net loss	$(9,925)	$(48,072)

Basic and diluted loss per share from continuing operations before cumulative effect of accounting change	$(0.02)	$(0.08)
Basic and diluted loss from discontinued operations per share	(0.30)	(0.29)
Basic and diluted cumulative effect of accounting change per share	—	(1.22)

Basic and diluted net loss per share	$(0.32)	$(1.59)

Weighted shares used in per share calculation:
Basic and diluted	30,614	30,223

The  accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation
Condensed Consolidated Balance Sheets
(in thousands)

(unaudited)

	July 31, 2003	April 30, 2003

Assets
Cash and cash equivalents	$94,731	$94,495
Accounts receivable, net	6,416	6,249
Inventories	6,882	8,467
Other current assets	6,919	4,510

Total current assets	114,948	113,721

Property and equipment, net	3,370	8,893
Other assets	2,412	3,827

Total assets	$120,730	$126,441

Liabilities and Stockholders’ Equity
Accounts payable	$3,015	$2,323
Accrued expenses	8,718	6,026
Deferred revenue	61	121
Income taxes payable	1,838	1,833
Total current liabilities	13,632	10,303

Common stock	271,003	270,038
Accumulated deficit	(163,905)	(153,980)
Foreign currency translation adjustment	—	80

Total stockholders’ equity	107,098	116,138

Total liabilities and stockholders’ equity	$120,730	$126,441

The  accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)

(unaudited)

	Three months ended July 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(9,925)	$(48,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,023	1,642
Loss from discontinued operations	6,021	—
Cumulative effect of accounting change	—	36,837
Amortization of deferred stock compensation	—	790
Restructuring charges	995	—
Other	13	50
Changes in assets and liabilities:
Accounts receivable	(167)	1,505
Inventories	(362)	390
Other current assets	(637)	(855)
Income taxes	5	31
Accounts payable	692	2,692
Accrued expenses and other	413	(2,164)
Deferred revenue	(60)	805

Net cash used in operating activities	(1,989)	(6,349)

Cash flows from investing activities:
Purchases of property and equipment	(588)	(3,129)
Proceeds from sale of discontinued operations	1,373	—
Collection of note receivable	834	—
Retirement of other assets	—	47
Additions to other assets	(223)	—

Net cash provided by (used in) investing activities	1,396	(3,082)

Cash flows from financing activities:
Proceeds from employee stock plan issuances	829	572

Net cash provided by financing activities	829	572

Net increase (decrease) in cash and cash equivalents	236	(8,859)
Cash and cash equivalents, beginning of period	94,495	105,909

Cash and cash equivalents, end of period	$94,731	$97,050

The  accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                                      DESCRIPTION OF BUSINESS

Ditech Communications Corporation (the “Company”) designs, develops and markets telecommunications equipment for use in cancelling echo and enhancing voice quality in voice calls over wireline and wireless telecommunications networks. The Company has established a direct sales force that sells its products in the U.S. and internationally.  In addition, the Company is expanding its utilization of value added resellers, distributors and original equipment manufacturers, primarily internationally but also domestically.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and  transactions have been eliminated. The accompanying condensed consolidated financial statements as of July 31, 2003, and for the three month periods ended July 31, 2003 and 2002, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended July 31, 2003 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2003, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 15, 2003, file number 000-26209.

In May 2003, the Company announced its intention to exit the optical communications portion of its business. In July 2003, the Company executed a sale of a substantial portion of the assets used in the optical business.  As a result, the optical business has been presented as a discontinued operation in the condensed consolidated statements of operations for all periods presented.  See Note 4 for a further discussion of the discontinued operations.

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

  Comprehensive Loss

The total comprehensive loss for the three month period ended July 31, 2003 was $10.0 million, which reflected the impact of realizing the foreign currency translation adjustment due to the substantial liquidation of our international operations. For the three month period ended July 31, 2002, comprehensive loss was $48.0 million and included the impact of foreign currency translation adjustments related to the Company’s international operations, net of tax.

  Reclassifications

Certain items in the condensed consolidated financial statements for the three months ended July 31, 2002 have been reclassified to conform to classifications used in the current fiscal year.

  Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation,” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company accounts for grants of equity instruments to employees using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock and is recognized over the vesting period of the related shares.

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. If compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss for the periods ended July 31, 2003 and 2002 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts, unaudited):

	Three Months Ended July 31,
	2003	2002
Net loss as reported	$(9,925)	$(48,072)

Add: Stock-based compensation expense included in reported net loss, net of applicable tax effects	—	764

Add (deduct): Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	1,434	(6,783)

Pro forma net loss	$(8,491)	$(54,091)

Diluted net loss attributable to common stockholders per share:
As reported	$(0.32)	$(1.59)

Pro forma	$(0.28)	$(1.79)

  Recent Accounting Pronouncements

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company has applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 were effective for financial statements for fiscal year 2003. The adoption of this standard did not have a material impact on the Company’s results of consolidated operations, financial condition or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 have been adopted by the Company.

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

In March 2003, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of consolidated operations, financial condition or cash flows.

3.                                      BALANCE SHEET ACCOUNTS

Inventories comprised (in thousands, unaudited):

	July 31, 2003	April 30, 2003

Raw materials	$1,880	$4,316
Work in progress	178	185
Finished goods	4,824	3,966

Total	$6,882	$8,467

Accrued expenses comprised (in thousands, unaudited):

	July 31, 2003	April 30, 2003

Accrued employee related	$2,271	$2,878
Accrued warranty	1,613	1,588
Accrued restructuring and discontinued operations costs	2,291	—
Other accrued expenses	2,543	1,560

Total	$8,718	$6,026

Warranties. The Company provides for future warranty costs upon shipment of its products. The specific terms and conditions of those warranties may vary depending upon the product sold, the customer and the country in which it does business. However, the Company’s warranties generally start from the shipment date and continue for a period of five years. As part of the sale of the Company’s optical business to JDS Uniphase (“JDSU”), see Note 4, the Company has retained its warranty obligations for optical products sold prior to July 16, 2003.  Pursuant to the terms of the agreement with JDSU, JDSU will perform warranty repairs on the Company’s behalf and then bill the Company for the cost of those services at rates stipulated in the agreement.

Because the Company’s products are manufactured to a standardized specification and products are internally tested to these specifications prior to shipment, the Company historically has experienced minimal warranty costs. Factors that affect the Company’s warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability, if necessary.

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands, unaudited):

	Three Months Ended July 31,
	2003	2002

Balance as of May 1	$1,588	$1,178
Provision for warranties issued during fiscal period	184	268
Warranty costs incurred during fiscal period	(179)	(110)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	20	—

Balance as of July 31	$1,613	$1,336

Guarantees and Indemnifications. As is customary in the Company’s industry and as required by law in the U.S. and certain other jurisdictions, certain of the Company’s contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies customers against combinations of losses, expenses, or liabilities arising from various trigger events related to the sale and the use of the Company’s products and services. In addition, from time to time the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In the Company’s experience, claims made under such indemnifications are rare. In connection with the sale of the Company’s echo cancellation software technology to Texas Instruments (TI) in April 2002 and the sale of the Company’s optical business to JDSU in July 2003, the Company indemnified TI and JDSU for various matters. The Company believes the estimated fair value of these indemnifications is not material.

As permitted or required under Delaware law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving at the Company’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner that a person reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

4.                                      DISCONTINUED OPERATIONS

On July 16, 2003, the Company completed the primary step in the planned exit of its optical communications business through the sale of a large portion of the assets of its optical communications business to JDSU, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”).  The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (i) approximately $1.4 million was paid to the Company at closing, (ii) $225,000 will be paid to the Company one year from the closing (subject to reduction in the event any successful indemnification claims are made against the Company), and (iii) up to an additional $4.9 million to be paid to the Company, which is comprised of up to $900,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any.  Additionally, JDSU has the right to require the Company to repurchase or reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, and certain costs incurred by JDSU in connection with the performance of certain warranty obligations relating to optical products that were sold by the Company prior to July 16, 2003.

The sale of the assets reflects the Company’s commitment to exit its optical communications business. The Company is aggressively pursuing the disposition, through sale, sublease or abandonment, of assets not included in the Purchase Agreement and the facility leases for the Company’s Australian and United Kingdom optical research facilities. As a result of exiting the optical business, the Company’s condensed consolidated statements of operations reflect the optical business as a discontinued operation for all periods presented.

Certain information with respect to the discontinued optical communications business’ operations is summarized below (in thousands, unaudited):

	Three Months Ended July 31,
	2003	2002
Revenue	$1,656	$3,331
Gross profit	269	1,497
Operating expenses	2,738	10,399
Operating loss	(2,469)	(8,902)
Income tax provision	48	45
Net loss from discontinued operations	(2,517)	(8,947)

The following table shows the components of the loss from the disposal of the Company’s discontinued operations for the quarter ended July 31, 2003 (in thousands, unaudited):

Proceeds from sale	$2,571
Less: Net book value of assets sold	4,671
Transaction costs	221
Loss on sale	(2,321)
Costs to exit remainder of optical business	4,571
Total loss on disposal	$(6,892)

Due to the Company’s net operating loss carry forward position and related full valuation allowance, no tax benefit was recorded associated with the loss on the disposal of the optical business.  The costs of exiting the optical business included severance and related costs for optical employees not hired by JDSU of $1.6 million, of which amount $871,000 had been paid as of July 31, 2003, impairment of optical assets not acquired by JDSU of $2.7 million and losses associated with abandonment of facility leases related to our UK and Australian optical development operations of $275,000.

5.                                      RESTRUCTURING CHARGES

As a result of the Company’s decision to exit the optical communications business in the first quarter of fiscal 2004, the Company incurred certain restructuring charges associated with general costs that did not qualify for discontinued operations treatment.  The restructuring was designed to reduce the level of certain general costs that were deemed excess as a result of the Company’s decision to exit its optical business and included a loss reserve for excess leased space in the Company’s Mountain View headquarters and severance of certain corporate level employees.

As a result of this restructuring, the Company recorded restructuring charges of $1.0 million, which have been classified as operating expenses. The following paragraphs provide detailed information on each of the components of the restructuring charges, which were recorded in the first quarter of fiscal 2004.

Workforce Reduction. The restructuring resulted in the termination of two employees whose focus was primarily corporate in nature. The workforce reductions were substantially completed in the first quarter of fiscal 2004. The Company recorded a workforce reduction charge of approximately $21,000 relating to severance pay and continuation of certain fringe benefits for the impacted employees.

Lease Loss Provision. The Company recorded a $995,000 restructuring charge associated with the abandonment of excess leased space in its Mountain View headquarters.  The charge was based on the monthly rental and related costs on the abandoned space of approximately 11,000 square feet less the anticipated sublease income that the Company hopes to derive from the space based on current market conditions in the Mountain View area and impairment of leasehold improvements associated with the abandoned space.

As of the end of July 2003, virtually all of the costs associated with the severances and related benefits had been paid. The lease loss provision will be utilized over the remaining term of the lease, which expires in June 2006.  As the restructuring of these corporate level costs did not occur until the end of July 2003, no significant reduction in expenses was realized in the first quarter of fiscal 2004.  The Company expects that quarterly savings of approximately $100,000 will be realized beginning in the second quarter of fiscal 2004.

6.                                      ACCOUNTING FOR GOODWILL

The changes in the carrying amount of goodwill for the three months ended July 31, 2002 are as follows (in thousands, unaudited):

Balance as of May 1, 2002	$35,998
Reclassification of acquisition related intangible asset	839
Cumulative effect of accounting change	(36,837)
Balance as of July 31, 2002	$—

The  reclassification of acquisition related intangible asset primarily relates to the net book value of the workforce intangible as it no longer met the definition of a discrete intangible asset under the provisions of SFAS 142. This reclassification was made as part of the Company’s adoption of SFAS 142.

The Company performed a transitional impairment test of its goodwill and intangible assets as of May 1, 2002. Due to the continuing soft telecommunications market and the depressed values of telecommunications equipment provider stocks, the Company recorded a transitional goodwill impairment loss of $36.8 million which was recorded as a cumulative effect of an  accounting change in the Company’s Consolidated Statements of Operations for fiscal 2003. The fair value of the optical reporting unit giving rise to the transitional impairment loss was estimated using a combination of the expected present value of future cash flows and a market value approach.

Due to the adoption of SFAS 142, the Company ceased amortizing goodwill effective May 1, 2002.

7.                                      Reportable Segments and Geographic Information

As a result of the Company exiting the optical communications business in the first quarter of fiscal 2004, that segment is now being reported as a discontinued operation in the condensed consolidated statements of operations for all periods presented.  As such, the Company currently operates in a single segment, voice quality products, and segment data will no longer be reported.

Geographic revenue information comprises (in thousands, unaudited):

	Three months ended July 31,
	2003	2002

USA	$10,239	$6,304
Canada	37	435
Latin America	28	376
Rest of World	413	466

Total	$10,717	$7,581

Sales for the three months ended July 31, 2003 included three customers that represented greater than 10% of total revenue (36.9%, 29.2% and 27.0%). Sales for the three months ended July 31, 2002 included one customer that represented greater than 10% of total revenue (70.8% ).

As of July 31, 2003 and April 30, 2003, the Company maintained its long-lived assets in the following countries (in thousands, unaudited):

	July 31, 2003	April 30, 2003

USA	$3,370	$7,358
United Kingdom	—	803
Australia	—	732

Total	$3,370	$8,893

The decline in long-lived assets during the first quarter of fiscal 2004 is due to the sale and/or impairment of optical long-lived assets due to exiting the optical business.  As the Company’s international operations in the United Kingdom and Australia were solely dedicated to optical research, all of their assets have been sold or impaired.

8.                                      STOCK OPTION EXCHANGE PROGRAM

In February 2003, the Company commenced a stock option exchange program, which allowed its employees with outstanding options under certain specified stock option plans with an exercise price of $20.00 or more per share, to exchange pursuant to the terms of the exchange their qualifying outstanding options, for replacement options to be issued on September 23, 2003. The exchange was conducted on a one-for-four (1:4) basis; thus a participating employee would receive replacement options covering 25% of the number of shares subject to the original options surrendered for cancellation. On March 19, 2003, employees surrendered for cancellation options to purchase a total of 1,193,719 shares. Assuming all employees who participated in the option exchange program continued to be employed by the Company, a total of 298,422 shares would be granted on September 23, 2003 at the then fair market value. However, due to employee terminations that occurred in the first quarter of fiscal 2004 as a result of exiting the optical commuications business and the related restructuring, the number of options to purchase shares pursuant to the February 2003 stock option exchange program has been reduced from 298,422 to 170,394.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended April 30, 2003, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 15, 2003. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See “Future Growth and Operating Results Subject to Risk” at the end of this Item 2 for factors that could cause future results to differ materially.

Overview

We design, develop and market equipment used in building, expanding and modernizing telecommunications networks. As a result of announcing our intention to exit our optical communications business and completion of the sale of a substantial portion of assets used in our optical business in the first quarter of fiscal 2004, our continuing operations are currently focused solely on our voice quality products including our long-standing echo cancellation products.  Our initial entrance into the voice quality market was focused on echo cancellation.  Since entering the voice quality market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our more recent product introductions have leveraged off the processing capacity of our newer hardware platforms to offer not only echo cancellation but also new voice quality features including noise reduction, voice level control and voice intelligibility. We are currently selling our sixth generation echo cancellation product, which began production shipments in the second quarter of fiscal 2003.

On May 22, 2003, after careful review, we announced a change to our strategic direction.  We decided to focus all of our assets in continuing to grow our voice quality business, including our echo cancellation and new voice quality features, and as a result we decided to sell our optical communications business.  On July 16, 2003, we completed the primary step in our planned exit of our optical communications business through the sale of a large portion of the assets of the optical communications business to JDS Uniphase Corporation (“JDSU”), pursuant to an Asset Purchase Agreement (the “Purchase Agreement”).  The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (i) approximately $1.4 million was paid to us at closing, (ii) $225,000 will be paid to us one year from the closing (subject to reduction in the event any successful indemnification claims are made against us), and (iii) up to an additional $4.9 million to be paid to us, which is comprised of up to $900,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any.  Additionally, JDSU has the right to require us to repurchase or reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, and certain costs incurred by JDSU in connection with the performance of certain warranty obligations relating to optical products that were sold by us prior to July 16, 2003.

The sale of the assets reflects our commitment to exit our optical communications business.  For those optical related assets not included in the Purchase Agreement, we are aggressively pursuing their disposition through either sale or abandonment.  As a result of exiting the optical business our condensed consolidated statements of operations reflect the optical business as a discontinued operation for all periods presented.  As such, the results of our continuing operations, as reported in our condensed consolidated statements of operations for all periods presented, will only reflect the impacts of our voice quality business.  See Note 4 of Notes to the Condensed Consolidated Financial Statements.

On July 25, 2000, we completed our acquisition of Atmosphere Networks Inc. in exchange for a total of 841,897 shares of common stock and assumption of outstanding options with a collective aggregate value of $73.4 million, and $7.9 million of cash. Acquisition costs totaled approximately $680,000. The acquisition was accounted for as a purchase. The total  value of the acquisition of approximately $82 million comprised approximately $15.0 million in net assets, $1.5 million associated with the value of the established workforce and  $65.4 million of goodwill. The goodwill and established workforce costs were capitalized and were being amortized over their estimated lives of four years. Effective May 1, 2002, we adopted SFAS 142, which replaced the amortization of goodwill with a regular evaluation of the remaining unamortized balance of goodwill for impairment. Upon adoption, we recorded a transitional impairment of the unamortized goodwill balance associated with this acquisition of $36.8 million, which has been reported as a cumulative effect of accounting change in the first quarter of fiscal 2003.

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

Historically, the majority of our sales have been to customers in the United States. These customers accounted for approximately 96% of our revenue in the first three months of fiscal 2004 and 84% and 87% of our revenue in fiscal years 2003 and 2002, respectively. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars.

Our  revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 95% of our revenue in the first three months of fiscal 2004 and 81% and 74% of our revenue in fiscal years 2003 and 2002, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a  percentage of sales.

	Three Months Ended July 31,
	2003	2002
Revenue	100.0%	100.0%
Cost of goods sold	35.0	43.4
Gross Profit	65.0	56.6
Operating expenses:
Sales and marketing	27.8	41.5
Research and development	23.9	33.4
General and administrative	12.1	18.2
Restructuring charges	9.5	—
Total operating expenses	73.3	93.1
Loss from operations	(8.3)	(36.5)
Other income, net	3.6	6.3
Loss from continuing operations before provision for income taxes and cumulative effect of accounting change	(4.7)	(30.2)
Provision for income taxes	0.1	—
Loss from continuing operations before cumulative effect of accounting change	(4.8)	(30.2)
Loss from discontinued operations	(87.8)	(118.0)
Cumulative effect of accounting change	—	(485.9)
Net loss	(92.6)%	(634.1)%

THREE MONTHS ENDED JULY 31, 2003 AND 2002.

Revenue.  Revenue in the first quarter of fiscal 2004 was $10.7 million compared to $7.6 million in the first  quarter of fiscal 2003. The increase was due to increased shipments to two large customers, which became new customers in fiscal 2003, and continued strong sales to Verizon, our largest customer in fiscal 2003 and 2002.  The primary source of product revenue growth has come from our new Broadband Voice Processor (“BVP”) Echo Cancellation System, which has become the primary system purchased by our three largest customers during the first quarter of fiscal 2004.

Geographically, our first quarter fiscal 2004 revenue remained primarily domestic at 96% of total worldwide revenue, which is an increase from 84% of total revenue last fiscal year.  This increase in domestic geographic concentration is largely being driven by the addition of several major customers domestically, both in the wireline and wireless markets.  Although we have succesfully added customers internationally, the size of their order levels does not compare with that of our new domestic customers.  Although we have experienced several consecutive quarters of revenue growth in our echo cancellation business, we believe that spending levels have not fully recovered from the decline in spending first experienced in the latter half of fiscal 2001.

Cost of Goods Sold.  Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory and warranty expenses and other indirect costs. Cost of goods sold increased to $3.8 million in the first quarter of fiscal 2004 from $3.3 million in the first quarter of fiscal 2003 due to the increase in sales of our echo cancellation products.  Overall, cost of goods sold did not grow in direct proportion to the increase in unit sales due to the fact that our manufacturing overheads are relatively fixed, thus holding the overall increase in cost of sales below the rate of revenue growth. In addition, during the first quarter of fiscal 2004 we sold approximately $995,000 of  OC-3 products, which had been written down in fiscal 2002 to zero due to uncertainty about their recoverability.  However the gross margin benefit realized from selling this written down product was more than offset by $1.4 million of write downs for some of our older product lines as the new BVP Echo Cancellation System has quickly become the dominant product in our sales mix.

Gross Profit.  Gross margin increased to 65.0% in the first quarter of fiscal 2004 from 56.6% in the first quarter of fiscal 2003.  The primary factor contributing to the increase in gross margin was the relatively fixed manufacturing overhead costs, which represented a smaller percentage of revenue as revenue increased and to a lesser extent customer and product mix.

Sales and Marketing.  Sales and marketing expenses primarily consist of personnel costs, including commissions and costs  associated with customer service, travel, trade shows and outside consulting services. Sales and marketing expenses decreased to $2.9 million in the first quarter of fiscal 2004 from  $3.1 million in the first quarter of fiscal 2003.   The decline in sales and marketing was largely due to a decline in the variable portion of compensation in the amount of $180,000.  We expect sales and marketing expenses to be flat to up modestly in the coming quarter.

Research and Development.  Research and development expenses primarily consist of personnel costs, contract consultants,  equipment and supplies used in the development of voice quality products. Research and development expenses increased to $2.6 million in the first quarter of fiscal 2004 from $2.5 million in the first quarter of fiscal 2003. The increase is related to increased salary and related costs of approximately $660,000, primarily associated with research and development efforts for our BVP and Voice Quality Assurance products, increased depreciation expense of approximately $45,000, offset in part by decreases in consulting expense of approximately $180,000 as we shifted away from as heavy a reliance on consultants and towards internal staffing, and decreased software license costs of approximately $250,000 due to a write off of an impaired software license in the first quarter of fiscal 2003 and no similiar write off in fiscal 2004. Further offsetting the increase in salary and related costs was a reduction in corporate costs allocated to research and development of approximatley $230,000 due in large part to a reduction in and reallocation of these costs in fiscal 2004 due to the restructuring of our business. We expect research and development expenses to remain relatively flat in the second quarter of fiscal 2004.

General and Administrative.  General and administrative expenses primarily consist of personnel costs  for corporate officers,  finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. General and administrative expenses of $1.3 million in the first quarter of fiscal 2004 was down slightly from $1.4 million reported in the same period last fiscal year.  This modest decrease was due to approximately $160,000 in savings realized from the conclusion of amortization of deferred sales compensation associated with options grants prior to our initial public offering and reduced recruiting, offset in part by increased bonus expense and franchise and local taxes.  We expect general and administrative expenses to remain relatively flat for the foreseeable future.

Restructuring Charges.  The restructing charge in the first quarter of fiscal 2004 of $1.0 million reflects the recognition of costs associated with elimination of certain redundant personnel and facilities as a result of exiting our optical business, which costs did not qualify for discontinued operations treatment. These costs included $21,000 of severance and related benefits for the impacted employees, and a loss of $995,000 associated with the abandonment of approximatley 11,000 square feet in our Mountain View headquarters.  As of the end of July 2003, virtually all of the severance and related costs had been paid,  The lease loss accrual will be utilized over the remaining term of the lease, which expires in June 2006.  See Note 5 of Notes to the Condensed Consolidated Financial Statements.

Other Income, Net.  Other income, net consists of interest income on our invested cash and cash equivalent balances, foreign currency activities, and a nominal amount of interest expense. Other income, net decreased to $384,000 in the first quarter of fiscal 2004 from $475,000 in the same period of the prior fiscal year. The decrease was primarily attributable to lower interest rates reducing our earnings on invested balances, which was partially offset by $70,000 of foreign exchange gains.

Income Taxes.  Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the first quarter of  fiscal 2004 was a provision of 2% and was zero in the first quarter of fiscal 2003. The low provision rate for the first quarter of fiscal 2004 is due to taxes on our international operations. In the fourth quarter of fiscal 2002, we discontinued recording tax benefits associated with our domestic operating losses due to uncertainty about the recoverability of our net operating loss carry forward position. We will continue to not record any benefit from these operating loss carry forwards until such time as we have generated a sufficient pattern of profitability. As such, we expect to continue to report a limited tax provision for the foreseeable future related to our international operations.

Loss from Discontinued Operations.  The loss from operations of the optical business decreased to $2.5 million in first quarter of fiscal 2004 from $8.9 million in the same period last year.  This decrease is due in large part to reductions in spending realized subsequent to September 2002, when we discontinued our titanium optical system product development.  As a result, there was a significant decline in spending on salaries and materials.  In addition, the first quarter of fiscal 2004 also benefited from reduced spending on optical subsystems marketing and development, after our announcement to exit the optical business in May 2003.

Partially offsetting these declines was reduced gross margin dollars on product sales, as our optical subsystem gross margin percentage eroded during fiscal 2003 due to a greater concentration in domestic OEM equipment sales, which carry lower gross margins, as well as lower overall sales levels of just over $1.7 million in the first quarter of fiscal 2004 as compared to almost $3.3 million in the first quarter of fiscal 2003.

The loss on disposition realized in the first quarter of fiscal 2004 reflected the net loss on the sale of the optical technology, inventory and certain fixed assets to JDSU of approximately $2.3 million and other exit costs associated with abandoning that portion of the optical business not acquired by JDSU.  The other exit costs which totaled approximately $4.6 million included severance for optical employees not hired by JDSU, losses on the abandonment of our international optical development offices in the UK and Australia and the impairment of optical fixed assets and other assets not acquired by JDSU.

Cumulative Effect of Accounting Change.  The $36.8 million reported in the first quarter of fiscal 2003 represents the  transitional impairment loss for previously recorded goodwill, which we recorded in connection with our adoption of SFAS 142 effective May 1, 2002. There was no accounting change in fiscal 2004.

STOCK-BASED COMPENSATION

We recorded deferred compensation of $1.3 million as of April 30, 1999, as a result of stock options granted in fiscal 1999. We were amortizing the deferred compensation to general and administrative expense over the corresponding vesting period of the stock options. We amortized approximately $47,000 of this deferred compensation in the first quarter of fiscal 2003.  This deferred compensation was fully amortized in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

Operating activities used $2.0 million in cash in the first quarter of fiscal 2004, primarily due to the net loss for the quarter, net of non-cash items including depreciation and amortization, the accrual for restructuring charges to be paid in the future and the loss from discontinued operations.  The net change in assets and liabilities accounted for an additional $116,000 use in cash as increases in accounts receivables, inventory and other assets were only partially offset by increases in accounts payable, and accrued expenses.  Operating activities used $6.3 million in cash in the first quarter of fiscal 2003, primarily due to the net loss for the quarter, net of non-cash items including, depreciation, amortization of stock compensation and the cumulative effect of the accounting change related to the transitional impairment of goodwill.   Further offsetting the net loss for the period was a $2.4 million change in assets and liabilities resulting from reductions in accounts receivable and inventories and increased levels of deferred revenue and accounts payable, offset in part by increased accrued expenses and other.

Investing activities provided $1.4 million in the first quarter of fiscal 2004, primarily due to the collection of a note receivable and related interest totaling $834,000 and net proceeds from exiting the optical business of $1.4 million.  These in flows of cash were partially offset by purchases of equipment and leasehold improvements in our Mountain View offices and additions to other assets, which aggregated $811,000.  Investing activities used $3.1 million in the first quarter of fiscal 2003, primarily related to purchases of lab and test equipment associated with preparation for the introduction of our Titanium product which was subsequently discontinued.

Financing activities generated $829,000 in the first quarter of fiscal 2004 and $572,000 in the first quarter of fiscal 2003, primarily due to funding related to semi-annual employee stock  purchase plans.

As of July 31, 2003, we had cash and cash equivalents of $94.7 million as compared to $94.5 million at April 30, 2003. In addition, we are actively working to renegotiate our line of credit with our bank which will provide for available borrowings of up to $2.0 million.  We expect the line of credit to be finalized during the second quarter of fiscal 2004.

We have no material commitments other than obligations under operating leases, particularly our facility leases and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We currently occupy approximately 50,000 square feet out of approximately 61,000 total square feet of space in the two buildings that form our Mountain View headquarters. This facility lease expires in June 2006. In July 2003, we abandoned approximately 11,000 square feet of discrete space in one of the the buildings that make up our Mountain View headquarters, which we hope to be able to sublease for the remainder of the lease term.  We also lease a research and development facility in Australia and one in the United Kingdom, each of which contains approximately 6,000 square feet with lease terms that expire in April 2005 and October 2011, respectively. As a result of exiting the optical business, we have abandoned these two international locations and are attempting to find potential sublessees to assume the remaining term of each lease.  We believe that the 50,000 square feet in Mountain View is adequate to meet our needs for at least the next twelve months.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years

Operating leases	$7,353	$2,188	$4,264	$460	$441
Purchase commitments	6,849	6,849	—	—	—

Total	$14,202	$9,037	$4,264	$460	$441

We believe that we will be able to satisfy our cash requirements for at least the next twelve months from our existing cash and receipt of the balance of the sales proceeds from the sale of our optical business and our echo software business. The ability to fund our operations beyond the next twelve months will be dependent on the overall demand of telecommunications providers for new capital equipment. Should our customers’ capital spending patterns deteriorate from their current levels, we could need to find additional sources of cash during fiscal 2005 or reduce our spending to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business. Our five largest customers accounted for approximately 95% in the first quarter of fiscal 2004 and, 81% and 74% of our revenue in fiscal, 2003 and 2002, respectively.

Due to continuing difficult economic conditions, many operators in the telecommunications industry have experienced financial difficulties, which have dramatically reduced their capital expenditures and, in some cases, resulted in their filing for bankruptcy or being acquired by other operators. We expect this trend to continue, which may result in our dependence on an even smaller customer base.

WE ARE RELIANT SOLELY ON OUR VOICE BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

We expect that, at least for the near-term, our sole business will be the design, manufacture and sale of voice quality products.  However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our echo revenues to date, could limit the rate of growth of our business.

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

•                  competitive pricing pressures;

•                  variations in the mix of products offered by us; and

•                  variations in our sales or distribution channels.

In particular, sales of our voice quality products typically come from our major customers ordering large quantities when they deploy a switching center. Consequently, we may get one or more large orders in one quarter from a customer and then no orders in the next quarter. As a result, our revenue may vary significantly from quarter to quarter.

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

In addition, the sales cycle for our products is typically lengthy. Before ordering our products, our customers perform significant technical evaluations, which typically last up to 90 days. Once an order is placed, delivery times can vary depending on the product ordered. As a result, revenue forecasted for a specific customer for a particular quarter may not occur in that quarter. Because of the potential large size of our customers’ orders, this would adversely affect our revenue for the quarter.

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE.

We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. We may not be able to successfully produce or market our new products in commercial quantities, complete product development when anticipated, or increase sales. These risks are of particular concern when a new generation product is introduced. As a result, while we believe we will achieve our product introduction dates, they may be delayed. For example, we originally expected our international version of our fifth generation echo cancellation system, the STM-1, to be available in the second quarter of calendar 2001. However, we did not realize our first revenue shipment of this product until fiscal 2003. Additionally, in fiscal 2002, sales of our fourth generation echo cancellers and our broadband system generated the majority of our echo revenue while sales of our fifth generation, OC-3 echo cancellation system fell short of our expectations due to a sudden decline in projected demand in the third quarter of fiscal

2002 from our primary targeted customer for this product, Qwest.  This unexpected drop in demand for the OC-3 product led to the write down of $3.5 million of excess inventory in the third quarter of fiscal 2002. During fiscal 2003, we began to see acceptance of the OC-3 system by some of our newer customers.  The increased sales of this product have allowed us to draw down the entire unreserved OC-3 inventory and we have begun selling previously written-down units of this product. However, there can be no assurances that we will be able to sell additional written-down units in the future.

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

WE ANTICIPATE THAT AVERAGE SELLING PRICES FOR OUR PRODUCTS WILL DECLINE IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO BECOME PROFITABLE.

We expect that the price we can charge our customers for our products will decline as new technologies become available, as we expand the distribution of products through OEMs, value-added resellers and distributors internationally and as competitors lower prices either as a result of reduced manufacturing costs or a strategy of cutting margins to achieve or maintain market share. As a result, we may face larger losses in the near term and our ability to become profitable in future periods may be delayed. We expect price reductions to be more pronounced, at least in the near term, due to the addition of new international distributor relationships. While we intend to reduce our manufacturing costs in an attempt to maintain our margins and to introduce enhanced products with higher selling prices, we may not execute these programs on schedule. In addition, our competitors may drive down prices faster or lower than our planned cost reduction programs. Even if we can reduce our manufacturing costs, many of our operating costs will not decline immediately if revenue decreases due to price competition.

IF WE DO NOT REDUCE MANUFACTURING COSTS OF OUR PRODUCTS TO RESPOND TO ANTICIPATED DECREASING AVERAGE SELLING PRICES, OUR ABILITY TO GENERATE PROFITS COULD BE ADVERSELY AFFECTED.

In order to respond to increasing competition and our anticipation that average-selling prices will decrease, we are attempting to reduce manufacturing costs of our new and existing products. If we do not reduce manufacturing costs and average selling prices decrease, our operating results will be adversely affected. Manufacturing is currently outsourced to a small number of contract manufacturers. We believe that our current contract manufacturing relationships provide us with competitive manufacturing costs for our products. However, if we or these contract manufacturers terminate any of these relationships, or if we otherwise establish new relationships, we may encounter problems in the transition of manufacturing to another contract manufacturer, which could temporarily increase our manufacturing costs and cause production delays.

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

We face competition from two major direct manufacturers of stand-alone echo cancellers, Tellabs and Natural Microsystems (NMS). The other competition in the echo cancellation market comes from voice switch manufacturers. These manufacturers don’t sell echo cancellation products or compete in the open echo cancellation market, but they integrate echo cancellation functionality within their switches, either as hardware modules or as software running on chips. A more widespread adoption of internal echo cancellation solutions would present an increased competitive threat to us, if the net result was the elimination of demand for our echo cancellation system products. With the downturn in spending in the telecommunications industry, service providers appear to be exploring these alternative sources of echo cancellation more thoroughly, while they wait for more robust capital spending budgets to return. If our customers decide to design these alternative sources of echo cancellation into their future network expansion, it could adversely impact the speed and duration of our echo sales recovery.

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

Under the terms of the sale agreement of our echo cancellation software to TI, TI is precluded from licensing the software to other echo cancellation systems companies for a period of two years from the date of the sale and to two specified competitors for a period of four years from the date of sale.  If TI were to license its echo cancellation software to other echo cancellation systems companies after two years, this could increase the level of competition and adversely affect our success in our echo cancellation systems business.

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

We have experienced, and continue to experience, as have other companies in our sector, a slowdown in infrastructure spending by our customers. This trend of lower capital spending in the telecommunications industry contributed to the decline in our revenues, beginning in the second half of fiscal 2001 and continuing to the present. If this trend continues, it will continue to have a negative effect on our operating results. Our success will depend in large part on development, expansion and/or upgrade of voice and communications networks. We are subject to risks of growth constraints due to our current and planned dependence on domestic and international telecommunications service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, economic conditions, changes in regulation and consolidation.

SOME OF THE KEY COMPONENTS USED IN OUR PRODUCTS ARE CURRENTLY AVAILABLE ONLY FROM SOLE SOURCES, THE LOSS OF WHICH COULD DELAY PRODUCT SHIPMENTS.

We rely on certain vendors as the sole source of certain key components that we use in our products. For example, we rely on TI as the sole source vendor for the digital signal processors used in our echo cancellation and voice enhancement products. We have no guaranteed supply arrangements with our vendors. Any extended interruption in the supply of these components would affect our ability to meet scheduled deliveries of our products to customers. If we are unable to obtain a sufficient supply at an appropriate cost for these components, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships, and we could lose customers and orders.

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

WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS.

Historically, we have sold mostly to customers in North America. We are continuing to execute on our plans to expand our international presence through the establishment of new relationships with established international OEMs, value-added resellers, distributors and through local representatives. However, we may still be required to hire additional personnel for the overseas market and incur other unforeseen expenditures. Our planned expansion overseas may not be successful. As we expand our sales focus further into international markets, we will face new and complex issues that we may not have faced before, such as expanded risk to currency fluctuations, longer payment cycles, manufacturing overseas, political or economic instability, potential adverse tax consequences and broadened import/export controls, which will put additional strain on our management personnel. In the past, substantially all of our international sales have been denominated in U.S. dollars; however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies. Additionally, the number of installations we will be responsible for is likely to increase as a result of our continued international expansion. In the past, we have experienced difficulties installing one of our echo cancellation products overseas. In addition, we may not be able to establish more relationships with international OEMs, value-added resellers and distributors. If we do not, our ability to increase sales could be materially impaired.

IF WE LOSE THE SERVICES OF ANY OF OUR KEY MANAGEMENT OR KEY TECHNICAL PERSONNEL, OR ARE UNABLE TO RETAIN OR ATTRACT ADDITIONAL TECHNICAL PERSONNEL, OUR ABILITY TO CONDUCT AND EXPAND OUR BUSINESS COULD BE IMPAIRED.

We depend heavily on Timothy K. Montgomery, our Chairman, President and Chief Executive Officer, and on other key management and technical personnel, for the conduct and development of our business and the development of our products. We have attempted to mitigate some of this risk through some key hires over the past couple of years. However, there is no guarantee that if we lost the services of one or more of these people for any reason, that it would not adversely affect our ability to conduct and expand our business and to develop new products. We believe that our future success will depend in large part upon our continued ability to attract, retain and motivate highly skilled employees. However, we may not be able to do so.

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

WE MAY NOT REALIZE EXPECTED BENEFITS FROM OUR RESTRUCTURING EFFORTS.

Due to our recent decision to exit our optical business we have undertaken a restructuring of our corporate costs in the first quarter of fiscal 2004. As this restructuring occurred at the end of the first quarter of fiscal 2004,we did not realize any savings of significance in the first quarter of fiscal 2004. There is no guarantee that we will realize sufficient benefits from this restructuring to accomplish our goal of returning to profitability in fiscal 2004 or that further restructurings will not be required.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments and our investment portfolio only includes highly liquid instruments. As a result of the short-term duration of the financial instruments in our investment portfolio, we do not believe that our financial instruments are materially sensitive to changes in interest rates. Our cash and cash equivalents as of July 31, 2003 of $94.7 million substantially all of which have maturities of 30 days or less and bear an average interest rate of 1.09%, compared to $94.5 million as of April 30, 2003 which all have maturities of 30 days or less and bore an average interest rate of 1.30%. The estimated fair value of our cash and cash equivalents approximates the principal amounts of the underlying securities based on the short maturities of these financial instruments. None of these financial instruments are held for trading purposes.

To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign bills are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

Item 4—Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2003. Based on this evaluation, Messrs. Montgomery and Tamblyn concluded that our disclosure controls and procedures were effective to provide a reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and Form 10-Q. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by a person’s individual acts, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure investors that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, we reviewed our internal control over financial reporting, and there were no changes in our internal controls over financial reporting during the quarter ended July 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.                        DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                        OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of Ditech. The Audit Committee approved new or recurring engagements of PricewaterhouseCoopers for the following non-audit services: (1) services rendered in connection with reviewing the accounting treatment and disclosure of the sale of the Company’s optical communications business; and (2) services regarding international tax planning.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

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

2.3(3)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech Communications Corporation and Texas Instruments
2.3(4)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
3.1(5)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2(6)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3(7)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(8)	Specimen Stock Certificate
4.3(7)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(7)	Form of Rights Certificate
10.32	Amendment No. 1 to Telogy Software License between Ditech Communications Corporation and Texas Instruments Incorporated, dated May 21, 2003
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Incorporated by reference from the exhibit with corresponding number from Ditech’s Current Report on Form 8-K filed July 30, 2003.

(5) Incorporated by reference from the exhibit with corresponding number from Ditech’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed December 13, 2000.

(6) Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, filed July 29, 2002.

(7) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed March 30, 2001.

(8) Incorporated by reference from the exhibits with corresponding descriptions from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(b)  Reports on Form 8-K

Ditech filed two reports on Form 8-K during the first quarter of fiscal 2004. The first report was filed on May 22, 2003 and reported under Item 9 that it was furnishing under Item 12 the financial results for fiscal 2003.  The second report was filed on July 30, 2003 and reported under Item 2 the sale of Ditech’s optical communications technology and related assets to JDSU, and under Item 7 the unaudited pro forma condensed consolidated financial statements relating to such sale.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly authorized.

Ditech Communications Corporation
Date: September 12, 2003	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Vice President Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT LIST

Exhibit	Description of document
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

2.3(3)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech Communications Corporation and Texas Instruments
2.3(4)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
3.1(5)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2(6)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3(7)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(8)	Specimen Stock Certificate
4.3(7)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(7)	Form of Rights Certificate
10.32	Amendment No. 1 to Telogy Software License between Ditech Communications Corporation and Texas Instruments Incorporated, dated May 21, 2003
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Incorporated by reference from the exhibit with corresponding number from Ditech’s Current Report on Form 8-K filed July 30, 2003.

(5) Incorporated by reference from the exhibit with corresponding number from Ditech’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed December 13, 2000.

(6) Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, filed July 29, 2002.

(7) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed March 30, 2001.

(8) Incorporated by reference from the exhibits with corresponding descriptions from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.