Form 10-Q
period 2003-10-31
DITECH COMMUNICATIONS CORP
filed 2003-12-08
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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
(Address, including zip code of registrant’s principal executive offices)

(650)623-1300
(Registrant’s telephone number, including area code)

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

As of November 30, 2003, 32,264,394 shares of the Registrant’s common stock were outstanding.

DITECH COMMUNICATIONS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I.    Financial Statements (unaudited)

Ditech Communications Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2003	2002	2003	2002
Revenue	$14,487	$8,314	$25,204	$15,895
Cost of goods sold	4,937	3,424	8,691	6,715

Gross profit	9,550	4,890	16,513	9,180

Operating expenses:
Sales and marketing	3,028	3,233	6,008	6,377
Research and development	2,603	2,525	5,168	5,054
General and administrative	1,285	1,377	2,576	2,757
Restructuring charge	—	—	1,016	—

Total operating expenses	6,916	7,135	14,768	14,188

Income (loss) from continuing operations	2,634	(2,245)	1,745	(5,008)
Other income, net	275	496	659	971

Income (loss) from continuing operations before benefit from income taxes and cumulative effect of accounting change	2,909	(1,749)	2,404	(4,037)
Benefit from income taxes	(17)	—	(6)	—

Income (loss) from continuing operations before cumulative effect of accounting change	2,926	(1,749)	2,410	(4,037)

Discontinued operations:
Loss from discontinued operations	(33)	(17,844)	(2,550)	(26,791)
Loss on disposition	—	—	(6,892)	—
Loss from discontinued operations	(33)	(17,844)	(9,442)	(26,791)

Income (loss) before cumulative effect of accounting change	2,893	(19,593)	(7,032)	(30,828)

Cumulative effect of accounting change	—	—	—	(36,837)

Net income (loss)	$2,893	$(19,593)	$(7,032)	$(67,665)

Basic income (loss) per share:
From continuing operations before cumulative effect of accounting change	$0.09	$(0.06)	$0.07	$(0.14)
From discontinued operations	—	(0.59)	(0.30)	(0.88)
From cumulative effect of accounting change	—	—	—	(1.21)
Basic net income (loss) per share	$0.09	$(0.65)	$(0.23)	$(2.23)

Diluted income (loss) per share:
From continuing operations before cumulative effect of accounting change	$0.09	$(0.06)	$0.08	$(0.14)
From discontinued operations	—	(0.59)	(0.30)	(0.88)
From cumulative effect of accounting change	—	—	—	(1.21)
Diluted net income (loss) per share	$0.09	$(0.65)	$(0.22)	$(2.23)

Weighted shares used in per share calculation:
Basic	31,297	30,360	30,995	30,291
Diluted	32,558	30,360	32,021	30,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	October 31, 2003	April 30, 2003

Assets
Cash and cash equivalents	$107,990	$94,495
Accounts receivable, net	1,287	6,249
Inventories	7,765	8,467
Other current assets	6,936	4,510

Total current assets	123,978	113,721

Property and equipment, net	3,172	8,893
Other assets	2,263	3,827

Total Assets	$129,413	$126,441

Liabilities and Stockholders’ Equity

Accounts payable	$2,177	$2,323
Accrued expenses	7,462	6,026
Deferred revenue	2,630	121
Income taxes payable	1,832	1,833

Total current liabilities	14,101	10,303

Common stock	32	30
Additional paid-in capital	276,292	270,008
Accumulated deficit	(161,012)	(153,980)
Foreign currency translation adjustment	—	80

Total stockholders’ equity	115,312	116,138

Total Liabilities and Stockholders’ Equity	$129,413	$126,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended October 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(7,032)	$(67,665)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	6,021	—
Depreciation and amortization	1,711	2,961
Cumulative effect of accounting change	—	36,837
Amortization of deferred stock compensation	—	1,501
Restructuring costs and other special charges	995	8,975
Other	13	55
Changes in assets and liabilities:
Accounts receivable	4,962	1,040
Inventories	(1,245)	15
Other current assets	(835)	(455)
Income taxes	(1)	16,233
Accounts payable	(146)	(1,599)
Accrued expenses	(843)	(1,769)
Deferred revenue	2,509	(2,827)

Net cash provided by (used in) operating activities	6,109	(6,698)

Cash flows from investing activities:
Purchases of property and equipment	(786)	(3,835)
Investment in other assets	(366)	—
Collection of note receivable and related interest	834	—
Disposal of discontinued optical business	1,554	—

Net cash provided by (used in) investing activities	1,236	(3,835)

Cash flows from financing activities:
Proceeds from employee stock plan issuances	6,150	724

Net cash provided by financing activities	6,150	724

Net increase (decrease) in cash and cash equivalents	13,495	(9,809)
Cash and cash equivalents, beginning of period	94,495	105,909

Cash and cash equivalents, end of period	$107,990	$96,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      DESCRIPTION OF BUSINESS

Ditech Communications Corporation (the “Company”) designs, develops and markets telecommunications equipment designed to enhance the voice quality over wireline and wireless telecommunications networks.  These products include the Company’s long-standing echo cancellation functionality, as well as its new voice quality features, including noise reduction, voice level control and enhanced voice intelligibility. The Company has established a direct sales force that sells its products in the U.S. and internationally.  In addition, the Company is expanding its utilization of value added resellers, distributors and original equipment manufacturers, primarily internationally but also domestically.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of October 31, 2003, and for the three and six-month periods ended October 31, 2003 and 2002, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim periods ended October 31, 2003 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2003, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 15, 2003, file number 000-26209.

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

Computation of Income (Loss) per Share

Basic income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted income per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding, including the dilutive effect of stock options, using the treasury stock method, and common stock subject to repurchase. Diluted loss per share is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.

Comprehensive Income (Loss)

The total comprehensive income (loss) for the three and six-month periods ended October 31, 2003 was $2.9 million and $(7.1) million, respectively, which reflects the impact of recognizing the foreign currency translation adjustment in the first quarter of fiscal 2004 due to the substantial liquidation of the Company’s international operations. For the three and six-month periods ended October 31, 2002, comprehensive loss was $19.6 million and $67.6 million, respectively, and included the impact of foreign currency translation adjustments related to the Company’s international operations, net of tax.

Reclassifications

Certain items in the condensed consolidated financial statements for the three and six-month periods ended October 31, 2002 have been reclassified to conform to classifications used in the current fiscal year.

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

If compensation cost for the Company’s stock plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the provisions of SFAS 123, the Company’s net income (loss) for the three and six month periods ended October 31, 2003 and 2002 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	Three months ended October 31,		Six months ended October 31,
	2003	2002	2003	2002
Net income (loss) as reported	$2,893	$(19,593)	$(7,032)	$(67,665)

Add: Stock-based compensation expense included in reported net loss, net of applicable tax effects	—	700	—	1,464

Deduct: Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	(1,812)	(3,412)	(378)	(10,195)

Pro forma net income (loss)	$1,081	$(22,305)	$(7,410)	$(76,396)

Diluted net income (loss) per share:

As reported	$0.09	$(0.65)	$(0.22)	$(2.23)

Pro forma	$0.03	$(0.73)	$(0.23)	$(2.52)

Recent Accounting Pronouncements

In March 2003, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s results of consolidated operations, financial condition or cash flows.

3.                                      BALANCE SHEET ACCOUNTS

Inventories comprised (in thousands):

	October 31, 2003	April 30, 2003

Raw materials	$1,021	$4,316
Work in progress	166	185
Finished goods	6,578	3,966

Total	$7,765	$8,467

Finished goods inventory at October 31, 2003 included approximately $4.6 million of inventory associated with deferred revenue transactions.

Accrued expenses comprised (in thousands):

	October 31, 2003	April 30, 2003

Accrued employee related	$2,687	$2,878
Accrued warranty	1,685	1,588
Accrued restructuring and discontinued operations costs	1,749	—
Other accrued expenses	1,341	1,560

Total	$7,462	$6,026

Warranties. The Company provides for future warranty costs upon shipment of its products. The specific terms and conditions of those warranties may vary depending upon the product sold, the customer and the country in which it does business. However, the Company’s warranties generally start from the shipment date and continue for a period of two to five years. As part of the sale of the Company’s optical business to JDS Uniphase (“JDSU”), see Note 4, the Company has retained its warranty obligations for optical products sold prior to July 16, 2003.  Pursuant to the terms of the agreement with JDSU, JDSU will perform warranty repairs on the Company’s behalf and then bill the Company for the cost of those services at rates stipulated in the agreement.

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the three and six-month periods ended October 31, 2003 and 2002 are as follows (in thousands):

	Three months ended October 31,		Six months ended October 31,
	2003	2002	2003	2002

Balance as of the beginning of the fiscal period	$1,613	$1,336	$1,588	$1,178
Provision for warranties issued during fiscal period	172	233	356	501
Warranty costs incurred during fiscal period	(100)	(220)	(279)	(330)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	—	118	20	118

Balance as of October 31	$1,685	$1,467	$1,685	$1,467

Guarantees and Indemnifications. As is customary in the Company’s industry, and as required by law in the U.S. and certain other jurisdictions, certain of the Company’s contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies customers against combinations of losses, expenses, or liabilities arising from various trigger events related to the sale and the use of the Company’s products and services. In addition, from time to time the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In the Company’s experience, claims made under such indemnifications are rare. In connection with the sale of the Company’s echo cancellation software technology to Texas Instruments (TI) in April 2002 and the sale of the Company’s optical business to JDSU in July 2003, the Company indemnified TI and JDSU for various matters. The Company believes the estimated fair value of these indemnifications is not material.

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

The sale of the assets reflects the Company’s commitment to exit its optical communications business. The Company is aggressively pursuing the disposition, through sale, sublease or abandonment, of assets not included in the Purchase Agreement and the facility leases for the Company’s Australian and United Kingdom optical research facilities. As of October 31, 2003, the Company had exited the United Kingdom facility lease and had sold substantially all of the assets at its two international research operations.  The Company is still in the process of disposing of the remaining optical assets located in the United States.  As a result of exiting the optical business, the Company’s Condensed Consolidated Statements of Operations reflect the optical business as a discontinued operation for all periods presented.

Certain information with respect to the discontinued optical communications business’ operations is summarized below (in thousands):

	Three months ended October 31,		Six months ended October 31,
	2003	2002	2003	2002
Revenue	$—	$3,797	$1,656	$7,128
Gross profit (loss)	—	(2,538)	269	(1,041)
Operating expenses	34	15,242	2,807	25,641
Operating loss	(34)	(17,780)	(2,538)	(26,682)
Income tax provision (benefit)	(1)	64	12	109
Net loss from discontinued operations	(33)	(17,844)	(2,550)	(26,791)

The results for the quarter and six months ended October 31, 2002 include a restructuring charge and loss associated with impaired assets of $6.8 million related to the discontinuation of the Company’s Titanium optical system level product.  This charge was included in operating expenses.  In addition, the Company recognized an inventory write-down of $4.2 million related to the Titanium product, which write-down was included in cost of goods sold and resulted in a negative gross margin for both the quarter and year-to-date periods.

The following table shows the components of the loss from the disposal of the Company’s discontinued operations for the six-month period ended October 31, 2003 (in thousands):

Six months ended October 31, 2003
Proceeds from sale	$2,571
Less: Net book value of assets sold	4,671
Transaction costs	221
Loss on sale	(2,321)
Costs to exit remainder of optical business	4,571
Total loss on disposal	$(6,892)

There was no gain or loss activity related to the disposal for the three months ended October 31, 2003.

Due to the Company’s net operating loss carry forward position and related full valuation allowance, no tax benefit was recorded associated with the loss on the disposal of the optical business.  The costs of exiting the optical business included severance and related costs for optical employees not hired by JDSU of $1.6 million, of which $1.4 million had been paid as of October 31, 2003, impairment of optical assets not acquired by JDSU of $2.7 million and losses associated with abandonment of facility leases related to the Company’s UK and Australian optical development operations of $275,000.

5.                                      RESTRUCTURING CHARGES

As a result of the Company’s decision to exit the optical communications business in the first quarter of fiscal 2004, the Company incurred certain restructuring charges associated with general costs that did not qualify for discontinued operations treatment.  The restructuring was designed to reduce the level of certain general costs that were deemed excess as a result of the Company’s decision to exit its optical business and included a loss reserve for excess leased space in the Company’s Mountain View, California headquarters and severance of certain corporate level employees.

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

As of the end of October 2003, virtually all of the costs associated with the severances and related benefits had been paid. The lease loss provision will be utilized over the remaining term of the lease, which expires in June 2006.  As the restructuring of these corporate level costs did not occur until the end of July 2003, the Company did not realize any significant savings in the first quarter of fiscal 2004 but realized savings of approximately $100,000 during the second quarter of fiscal 2004 ended October 31, 2003, which was consistent with the Company’s expectations.

6.                                      BORROWING AGREEMENT

Effective August 28, 2003, the Company renewed its $2.0 million operating line of credit agreement with its bank.  The renewed line of credit, which expires on July 31, 2004, carries the same basic terms as the original line of credit with some reduction and/or elimination of certain of the financial covenants. As of October 31, 2003, the Company had no borrowings outstanding under the line of credit.

7.                                      ACCOUNTING FOR GOODWILL

The Company performed a transitional impairment test of its goodwill and intangible assets as of May 1, 2002. Due to the continuing soft telecommunications market and the depressed values of telecommunications equipment provider stocks, the Company recorded a transitional goodwill impairment loss of $36.8 million which was recorded as a cumulative effect of an  accounting change in the Company’s Condensed Consolidated Statements of Operations for fiscal 2003. The fair value of the optical reporting unit giving rise to the transitional impairment loss was estimated using a combination of the expected present value of future cash flows and a market value approach.

8.                                      REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

As a result of the Company exiting the optical communications business in the first quarter of fiscal 2004, that segment is now being reported as a discontinued operation in the condensed consolidated statements of operations for all periods presented.  As such, the Company currently operates in a single segment, voice quality products, and segment data will no longer be reported.

Geographic revenue information comprised (in thousands):

	Three months ended October 31,		Six months ended October 31,
	2003	2002	2003	2002

USA	$12,839	$7,642	$23,077	$13,970
Canada	466	124	503	559
Europe	691	405	880	603
Far East	491	124	716	367
Rest of World	—	19	28	396

Total	$14,487	$8,314	$25,204	$15,895

Sales for the three and six-month periods ended October 31, 2003 included two customers (55.3% and 26.0%) and three customers (44.2%, 26.4% and 15.7%), respectively that represented greater than 10% of total revenue. Sales for the three and six-

month periods ended October 31, 2002 each included two customers (44.0% and 38.4%) and (53.5% and 23.0%), respectively that represented greater than 10% of total revenue.

As of October 31, 2003 and April 30, 2003, the Company maintained its long-lived assets in the following countries (in thousands):

	July 31, 2003	April 30, 2003

USA	$3,172	$7,358
United Kingdom	—	803
Australia	—	732

Total	$3,172	$8,893

The decline in long-lived assets during the first half of fiscal 2004 is due to the sale and/or impairment of optical long-lived assets due to exiting the optical business.  As the Company’s international operations in the United Kingdom and Australia were dedicated to optical research, all of their assets have been sold or impaired.

9.                                      STOCK OPTION EXCHANGE PROGRAM

In February 2003, the Company commenced a stock option exchange program, which allowed its employees with outstanding options under certain specified stock option plans with an exercise price of $20.00 or more per share, to exchange, pursuant to the terms of the exchange program, their qualifying outstanding options, for replacement options to be issued on September 23, 2003. The exchange was conducted on a one-for-four (1:4) basis; thus a participating employee would receive replacement options covering 25% of the number of shares subject to the original options surrendered for cancellation. On March 19, 2003, employees surrendered for cancellation options to purchase a total of 1,193,719 shares.

On September 23, 2003, the Company granted options for the purchase of 165,730 shares of its common stock pursuant to the option exchange program at an exercise price equal to the market value of the Company’s stock on that day of $10.35 per share.  The decline in the number of shares granted under the option exchange program from that originally eligible was due to employee terminations that occurred primarily in the first quarter of fiscal 2004 as a result of exiting the optical communications business and the related restructuring.

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

Overview

We design, develop and market equipment used in building, expanding and modernizing telecommunications networks. As a result of announcing our intention to exit our optical communications business and completion of the sale of a substantial portion of assets used in our optical business in the first quarter of fiscal 2004, our continuing operations are currently focused solely on our voice quality products, including our long-standing echo cancellation products.  Our initial entrance into the voice quality market was focused on echo cancellation.  Since entering the voice quality market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our more recent product introductions have leveraged off the processing capacity of our newer hardware platforms to offer not only echo cancellation but also new voice quality features including noise reduction, voice level control and enhanced voice intelligibility. We are currently selling our sixth generation echo cancellation product, which began production shipments in the second quarter of fiscal 2003.

On May 22, 2003, after careful review, we announced a change to our strategic direction.  We decided to focus all of our assets in continuing to grow our voice quality business, including our echo cancellation and new voice quality features, and as a result we decided to sell our optical communications business.  On July 16, 2003, we completed the primary step in our planned exit of our optical communications business through the sale of a large portion of the assets of the optical communications business to JDS Uniphase Corporation (“JDSU”), pursuant to an Asset Purchase Agreement (the “Purchase Agreement”).  The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (a) approximately $1.4 million was paid to us at closing, (b) $225,000 will be paid to us one year from the closing (subject to reduction in the event any successful indemnification claims are made against us), and (c) up to an additional $4.9 million to be paid to us, which is comprised of up to $900,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any.  Additionally, JDSU has the right to require us to repurchase or reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, and certain costs incurred by JDSU in connection with the performance of certain warranty obligations relating to optical products that were sold by us prior to July 16, 2003.  We anticipate that we will begin to realize some of the purchase price resulting from incremental sales by JDSU in the third quarter of fiscal 2004.  To the extent that such proceeds are realized, they will be reported as part of discontinued operations.

The sale of the assets reflects our commitment to exit the optical communications business. We are aggressively pursuing the disposition, through sale, sublease or abandonment, of assets not included in the Purchase Agreement and the facility leases for our Australian and United Kingdom optical research facilities. As of October 31, 2003, we had exited the United Kingdom facility lease and had sold substantially all of the assets at our two international research operations.  We are still in the process of finding a lessee to take over the Australian facility lease and disposing of the remaining optical assets located in the United States.  As a result of exiting the optical business, our condensed consolidated statements of operations reflect the optical business as a discontinued operation for all periods presented.  See Note 4 of Notes to the Condensed Consolidated Financial Statements.

Since completing our initial public offering in June 1999, we have completed three acquisitions, the most recent of which is discussed below. All of these acquisitions were done to bring needed technical skills into our research and development groups to aid in new product introductions.

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

We generally recognize product revenue when: persuasive evidence of a definitive agreement exists; shipment to the customer has occurred; title and all risks and rewards of ownership have passed to the customer; acceptance terms, if any have been fulfilled; no significant contractual obligations remain outstanding; the fee is fixed or determinable; and collection is reasonably assured. If any of these conditions are not satisfactorily met, revenue from that transaction is deferred until all conditions are met. We offer a warranty, ranging from two to five years, on all of our products. The warranty generally provides that we will repair or replace any defective product within two to five years from the invoice date. We accrue for warranty costs at the time we recognize product revenue, based on our experience.

Historically the majority of our sales have been to customers in the United States. These customers accounted for approximately 92% of our revenue in the first six months of fiscal 2004 and 84% and 87% of our revenue in fiscal years 2003 and 2002, respectively. However, sales to some of our customers in the U.S. may result in our products eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars.  We would expect that as we begin to ship our newer voice quality products, which are targeted at GSM Networks, international revenue will begin to become a larger percentage of our overall revenue, as these newer products have broader uses internationally than domestically.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 90% of our revenue in the first six months of fiscal 2004 and 81% and 74% of our revenue in fiscal years 2003 and 2002, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our Condensed Consolidated Statements of Operations, as a percentage of sales.

	Three months ended October 31,		Six months ended October 31,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	34.1	41.2	34.5	42.2
Gross profit	65.9	58.8	65.5	57.8
Operating expenses:
Sales and marketing	20.9	38.9	23.9	40.1
Research and development	18.0	30.4	20.5	31.8
General and administrative	8.8	16.6	10.2	17.4
Restructuring charge	—	—	4.0	—
Total operating expenses	47.7	85.9	58.6	89.3
Income (loss) from operations	18.2	(27.1)	6.9	(31.5)
Other income, net	1.9	6.0	2.6	6.1
Income (loss) from continuing operations before benefit from income taxes and cumulative effect of accounting change	20.1	(21.1)	9.5	(25.4)
Benefit from income taxes	(0.1)	—	(0.1)	—
Income (loss) from continuing operations before cumulative effect of accounting change	20.2	(21.1)	9.6	(25.4)
Loss from discontinued operations	(0.2)	(214.6)	(37.5)	(168.5)
Cumulative effect of accounting change	—	—	—	(231.8)
Net income (loss)	20.0%	(235.7)%	(27.9)%	(425.7)%

THREE AND SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002

Revenue.    Revenue in the second quarter of fiscal 2004 was $14.5 million as compared to $8.3 million in the second quarter of fiscal 2003. Revenue for the first six months of fiscal 2004 was $25.2 million as compared to $15.9 million in the first six months of fiscal 2003. The increase in revenue both in the second quarter and the first half of fiscal 2004 was primarily due to key deployments at a couple of our newer customers, added during the past year, and end of calendar year spending by carriers.  Specifically we have experienced the addition of a few new major domestic carriers to our customer base, which has led to the growth despite the continuing relatively soft market for telecommunications equipment.  The primary source of revenue for the three and six month periods ended October 31, 2003 is our Broadband Voice Processor (“BVP”) system, which is the primary system being purchased by our three largest domestic customers in fiscal 2004. Virtually all of our revenue for the three and six month periods ended October 31, 2003 has been generated by sales of our echo cancellation products.  We do not foresee generating revenue from our new voice quality features during the third quarter of fiscal 2004, but believe we will begin to see modest levels of revenue from these new products in the fourth quarter of fiscal 2004.

Geographically, revenue in the first six months of fiscal 2004 remained primarily domestic at 92% of total worldwide revenue compared to 88% for the corresponding period last fiscal year. The relatively small level of international sales is largely being driven by the addition of several major domestic customers, both in the wireline and wireless markets over the past twelve to eighteen months.  Although we have also experienced an increase in our international customer base, their order levels have been much lower than that of their new domestic counterparts.  Although we have experienced several consecutive quarters of revenue growth, we believe that spending levels have not fully recovered from the decline in spending first experienced in the latter half of fiscal 2001.  We believe that future near term revenue growth will continue to be driven by a combination of the addition of new domestic and international customers, the gradual recovery of the telecommunications market as a whole and the successful introduction of new voice quality features to our product offerings.

As of October 31, 2003, we had deferred approximately $15.9 million of revenue, due to contractual terms primarily with certain domestic customers.  To the extent that we have collected refundable cash advances associated with deferred revenue transactions, we have reported such amounts as a liability on the face of the balance sheet.  The balance of deferred revenue, for which no cash has been received, is reflected on the balance sheet as a reduction in the corresponding accounts receivable. We expect that the deferred revenue as of October 31, 2003 will be recognized over the third and fourth quarters of fiscal 2004.  We believe the factors that led to the increase in revenue in the second quarter will continue in the third quarter of fiscal 2004 and will result in revenues exceeding $20 million in the third quarter of fiscal 2004.  This is a forward looking statement subject to the risks and uncertainties set forth in “Future Growth and Operating Results Subject to Risk,” especially in “Our operating results have fluctuated significantly in the past, and we anticipate that they may continue to do so in the future, which could adversely affect our stock price.”

Cost of Goods Sold.    Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory and warranty expenses and other indirect costs. Cost of goods sold increased to $4.9 million in the second quarter of fiscal 2004 from $3.4 million in the second quarter of fiscal 2003. Cost of goods sold for the first six months of fiscal 2004 increased to $8.7 million from $6.7 million for the same period last year.  The increases in the quarter-to-date and year-to-date cost of goods sold are primarily due to the increase in unit sales of our echo cancellation products, the write-off/write-down of approximately $400,000 and $1.8 million, respectively, of older products and approximately $300,000 of increased installation costs as more customers are asking for installation support.  These increases in cost of goods sold were partially offset by the sales of previously written-off OC-3 systems, which had an original cost of approximately $625,000 and $1.6 million for the three and six-month periods ended October 31, 2003, respectively.

Gross Profit.    Gross margin increased to 65.9% in the second quarter of fiscal 2004 from 58.8% in the same period last year. Gross margin for the first six months of fiscal 2004 was 65.5% as compared to 57.8% in the same period last year. The primary factor contributing to the increase in gross margin was that our fixed manufacturing costs remained relatively stable despite the increase in revenues, causing fixed manufacturing costs to represent a lower percentage of revenues.  The mix of customers and our product mix towards our newer, higher margin BVP products also favorably impacted our margins in fiscal 2004.  Our margins were also favorably impacted by the sale of previously written-off OC-3 systems, which were sold during the periods. These favorable impacts were partially offset by inventory write-offs and increased installation costs discussed above.

Sales and Marketing.    Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Sales and marketing expenses in the second quarter and first six months of fiscal 2004 were $3.0 million and $6.0 million, respectively, as compared to $3.2 million and $6.4 million for the corresponding periods in fiscal 2003.  The decline in both the quarterly and year-to-date sales and marketing costs is primarily due to the impact of vacancies in a couple of key positions during a large part of the first half of fiscal 2004.  We expect that sales and marketing spending will increase in the coming quarter, as we complete hiring for the remaining key sales and marketing positions to support our new voice quality product offerings.

Research and Development.    Research and development expenses primarily consist of personnel costs, and costs associated with contract consultants, equipment and supplies used in the development of our voice quality products.  Research and development expenses in the second quarter and the first six months of fiscal 2004 were $2.6 million and $5.2 million, respectively, as compared to $2.5 million and $5.1 million in the corresponding periods of fiscal 2003. The increase in research and development spending on both a quarterly and year-to-date basis is largely due to our recent efforts to bring our new voice quality platforms, the QVP and BVP Flex, to market. This focus resulted in increased spending on payroll and related costs and to a lesser degree materials and consulting to help bring these products to market. We expect research and development expenses to be up in the third quarter of fiscal 2004 from the levels in the first two quarters of 2004 as we continue to focus on new voice quality product introductions.

General and Administrative.    General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. General and administrative expenses in the second quarter and first six months of fiscal 2004 were $1.3 million and $2.6 million, respectively, as compared to $1.4 million and $2.8 million in the corresponding periods in fiscal 2003. The decline in both the quarterly and year-to-date spending is primarily due to reductions in recruiting expenses, annual report printing costs and amortization of cheap stock, which accounted for an aggregate reduction of approximately $244,000. These reductions were partially offset by an increase in salaries and related spending, which accounted for an aggregate increase of approximately $132,000.  We expect general and administrative expenses will increase in the coming quarter due to Sarbanes-Oxley Act compliance requirements.

Restructuring Charge    The restructuring charge of $1.0 million, which was recorded in the first quarter of fiscal 2004, reflects the recognition of costs associated with elimination of certain redundant personnel and facilities as a result of exiting our optical business, which costs did not qualify for discontinued operations treatment. These costs included $21,000 of severance and related benefits for the impacted employees, and a loss of $995,000 associated with the abandonment of approximately 11,000 square feet in our Mountain View headquarters.  As of the end of October 2003, all of the severance and related costs had been paid.  The lease loss accrual will be utilized over the remaining term of the lease, which expires in June 2006.  The amount of lease loss utilized in the three and six–month periods ended October 31, 2003 totaled approximately $100,000.  See Note 5 of Notes to the Condensed Consolidated Financial Statements.

Other Income, Net.    Other income, net consists of interest income on our invested cash and cash equivalent balances, foreign currency activity and a nominal amount of interest expense. Other income, net in the second quarter and first six months of fiscal 2004 was $275,000 and $659,000, respectively, as compared to $496,000 and $971,000 in the corresponding periods of fiscal

2003. The decrease was primarily attributable to lower interest rates reducing our earnings on invested balances.

Income Taxes.    Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the second quarter and first six months of fiscal 2004 was a benefit of 0.6% and 0.2% respectively, as compared to a zero tax rate in the corresponding periods of fiscal 2003. The low benefit rate incurred in fiscal 2004 is due to providing taxes on our international operations. In the fourth quarter of fiscal 2002, we discontinued recording tax benefits associated with our domestic operating losses due to uncertainty about the recoverability of our net operating loss carry forward position. We will continue to refrain from recording any benefit from these operating loss carry forwards until such time as we have generated a sufficient pattern of profitability. We expect to continue to report minimal income taxes for the foreseeable future related to our international operations.

Loss from Discontinued Operations.  The loss from operations of the optical business decreased to $33,000 and $2.6 million in second quarter and first six months of fiscal 2004, respectively from $17.8 million and $26.8 million in the corresponding periods last year.  This decrease is due in large part to reductions in spending realized subsequent to September 2002, when we discontinued our Titanium optical system product development.  As a result, there was a significant decline in spending on salaries and materials.  In addition, fiscal 2004 also benefited from reduced spending on optical subsystems marketing and development, after our announcement to exit the optical business in May 2003 and the substantial elimination of all optical costs effective the end of July 2003.

The loss on disposition for the six months ended October 31, 2003 reflects the aggregate loss of $6.9 million realized in the first quarter of fiscal 2004 upon the sale of the optical technology, inventory and certain fixed assets to JDSU, along with other exit costs associated with abandoning that portion of the optical business not acquired by JDSU.  We anticipate that this loss will be partially offset beginning in the third quarter of fiscal 2004 by incremental sale proceeds realized from the contingent portion of the sales agreement. See Note 4 of Notes to the Condensed Consolidated Financial Statements.

Cumulative Effect of Accounting Change.    The $36.8 million reported in the first six months of fiscal 2003 represents the transitional impairment loss for previously recorded goodwill, which we recorded in connection with our adoption of SFAS 142 effective May 1, 2002. There was no accounting change in the same period this fiscal year.

STOCK-BASED COMPENSATION

We recorded deferred compensation of $1.3 million as of April 30, 1999, as a result of stock options granted in fiscal 1999. We were amortizing the deferred compensation to general and administrative expense over the corresponding vesting period of the stock options. We amortized approximately $47,000 of this deferred compensation in each of the first and second quarters of fiscal 2003.  This deferred compensation was fully amortized in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

Operating activities provided $6.1 million in cash in the first six months of fiscal 2004 due, in part, to the reported net loss for the period of $7.0 million, adjusted for $8.7 million of non-cash items including depreciation and amortization, the accrual for restructuring charges to be paid in the future and the loss from discontinued operations.  The net change in assets and liabilities accounted for an additional $4.4 million of cash provided by operations, as decreases in accounts receivable and increases in deferred revenue more than offset the increases in inventory and other current assets and the decreases in accounts payable and accrued expenses.  Operating activities for the first six months of fiscal 2003 used $6.7 million of cash primarily due to the net loss for the period, net of non-cash items including depreciation, amortization of stock compensation, portions of the restructuring charge and the cumulative effect of the accounting change related to the transitional impairment of goodwill. Further offsetting the net loss for the period was a $10.6 million net change in assets and liabilities resulting from receipt of income tax refunds receivable and collections of accounts receivable, offset in part by reductions in accounts payable, accrued expenses and deferred revenue.

Investing activities provided $1.2 million of cash in the first six months of fiscal 2004, primarily due to the collection of a note receivable and related interest totaling $834,000 and net proceeds from exiting the optical business of $1.6 million.  These in flows of cash were partially offset by purchases of equipment and leasehold improvements in our Mountain View offices and additions to other assets, which in the aggregate totaled $1.2 million. Investing activities used $3.8 million in the first six months of fiscal 2003, primarily related to purchases of lab and test equipment associated with our Titanium product, prior to the product’s discontinuation at the end of September 2002.

Financing activities generated $6.2 million in the first six months of fiscal 2004 and $724,000 in the first six months of fiscal 2003, primarily due to funds received upon stock option exercises and to a lesser extent funding related to semiannual employee stock purchase plan purchases.  The stock option activity in fiscal 2004 was largely due to option exercises by employees impacted by the restructuring of our optical business prior to the cancellation of those options, as well as options exercised by existing employees.

As of October 31, 2003, we had cash and cash equivalents of $108.0 million as compared to $94.5 million at April 30, 2003. In August 2003, we renewed our line of credit to borrow up to $2.0 million for operating purposes, for which no borrowings were outstanding as of October 31, 2003. This line of credit expires on July 31, 2004. The credit facility is collateralized by substantially all of our current and future assets and requires that we maintain certain financial covenants in order to be able to draw against the facility.

We have no material commitments other than obligations under operating leases, particularly our facility leases and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We currently occupy approximately 50,000 square feet out of approximately 61,000 total square feet of space in the two buildings that form our Mountain View, California headquarters. This facility lease expires in June 2006. In July 2003, we abandoned approximately 11,000 square feet of discrete space in one of the the buildings that make up our Mountain View headquarters, which we hope to be able to sublease for the remainder of the lease term.  We also lease a research and development facility in Australia, which contains approximately 6,000 square feet with a lease term that expires in April 2005. As a result of exiting the optical business, we have abandoned this international location and are currently attempting to find a lessee to assume the remaining term of the lease.  We have found a lessee who has assumed all remaining obligations under the lease for our United Kingdom optical research facility.  We believe that the 50,000 square feet in Mountain View is adequate to meet our needs for at least the next twelve months.

Our contractual commitments, by year in which they become due, are as follows:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years
Operating leases	$5,475	$2,026	$3,392	$57	$—
Purchase commitments	5,724	5,724	—	—	—
Total	$11,199	$7,750	$3,392	$57	$—

We believe that we will be able to satisfy our cash requirements for at least the next twelve months from our existing cash and receipt of the balance of the sale proceeds from the sale of our optical business, as described above, and the $3.5 million balance due to us from the sale of our echo software business, as well as funds available under the line of credit that was renewed in August 2003. The ability to fund our operations beyond the next twelve months will be dependent on the overall demand of telecommunications providers for new capital equipment. Should our customers’ capital spending patterns deteriorate from their current levels, we could need to find additional sources of cash during fiscal 2006 or reduce our spending to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 90% of our revenue in the first six months of fiscal 2004 and 81% and 74% of our revenue in fiscal 2003 and 2002, respectively.  A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.

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

WE ARE RELIANT SOLELY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

We expect that, at least for the near-term, our sole business will be the design, development and marketing of voice quality products.  However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our echo revenues to date, could limit the rate of growth of our business.

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

•                  delays in timing of revenue recognition, due to new contractual terms with customers;

•                  competitive pricing pressures;

•                  variations in the mix of products offered by us; and

•                  variations in our sales or distribution channels.

In particular, sales of our echo cancellation products typically come from our major customers ordering large quantities when they deploy a switching center. Consequently, we may get one or more large orders in one quarter from a customer and then no orders in the next quarter. As a result, our revenue may vary significantly from quarter to quarter.

Our customers may delay or rescind orders for our existing products in anticipation of the release of our or our competitors’ new products. Further, if our or our competitors’ new products substantially replace the functionality of our existing products, our existing products may become obsolete, which could result in inventory write-downs, and/or we could be forced to sell them at reduced prices or even at a loss.

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

•                  the availability and cost of key components for our products; and

•                  the timing of personnel hiring.

If we incur such additional expenses in a quarter in which we do not experience increased revenue, our operating results would be adversely affected.

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE.

We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. Even if we are successful in developing new products, we  may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. Although we believe we will achieve our product introduction dates, there is no guarantee that they will not be delayed.  The current product introductions, which are of greatest significance, are our new voice quality features, which are being offered on our new BVP-Flex and QVP voice quality hardware platforms.  We are currently experiencing numerous customer evaluations of these features around the world and expect that we will begin to see modest revenue levels from these new features beginning in the fourth quarter of fiscal 2004.  However, should the customer evaluation process become protracted or the product not meet the customers’ expectations our realization of any revenues from these new products could be delayed into fiscal 2005 or not materialize at all.

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

We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new products; most recently our BVP Flex and QVP hardware platforms and our voice quality features. Our new and/or existing products may not be able to address evolving demands in the telecommunications market in a timely or effective way. Even if they do, customers in these markets may purchase or otherwise implement competing products.

WE ANTICIPATE THAT AVERAGE SELLING PRICES FOR OUR PRODUCTS WILL DECLINE IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO BECOME PROFITABLE.

We expect that the price we can charge our customers for our products will decline as new technologies become available, as we expand the distribution of products through OEMs, value-added resellers and distributors internationally and as competitors lower prices either as a result of reduced manufacturing costs or a strategy of cutting margins to achieve or maintain market share. If this occurs, our operating results will be adversely affected. We expect price reductions to be more pronounced, at least in the near term, due to our planned expansion internationally, including the addition of new international distributor relationships. While we intend to reduce our manufacturing costs in an attempt to maintain our margins and to introduce enhanced products with higher selling prices, we may not execute these programs on schedule. In addition, our competitors may drive down prices faster or lower than our planned cost reduction programs. Even if we can reduce our manufacturing costs, many of our operating costs will not decline immediately if revenue decreases due to price competition.

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

We have experienced, and continue to experience, as have other companies in our sector, a slowdown in infrastructure spending by our customers. This trend of lower capital spending in the telecommunications industry contributed to the decline in our revenues, beginning in the second half of fiscal 2001, and although we have experienced some level of recovery in sales to these customers, sales have not fully recovered to the levels we saw prior to the decline in fiscal 2001.  Our success will depend in large part on development, expansion and/or upgrade of voice and communications networks. We are subject to risks of growth constraints due to our current and planned dependence on domestic and international telecommunications service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, economic conditions, changes in regulation and consolidation.

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

WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS.

Historically, we have sold mostly to customers in North America. We are continuing to execute on our plans to expand our international presence through the establishment of new relationships with established international OEMs, value-added resellers and distributors. However, we may still be required to hire additional personnel for the overseas market and incur other unforeseen expenditures. Our planned expansion overseas may not be successful. As we expand our sales focus further into international markets, we will face new and complex issues that we may not have faced before, such as expanded risk to currency fluctuations, longer payment cycles, manufacturing overseas, political or economic instability, potential adverse tax consequences and broadened import/export controls, which will put additional strain on our management personnel. In the past,  the vast majority of our international sales have been denominated in U.S. dollars; however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies. Additionally, the number of installations we will be responsible for is likely to increase as a result of our continued international expansion. In the past, we have experienced difficulties installing one of our echo cancellation products overseas. In addition, we may not be able to establish more relationships with international OEMs, value-added resellers and distributors. If we do not, our ability to increase sales could be materially impaired.

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

WE MAY NOT REALIZE EXPECTED BENEFITS FROM OUR RESTRUCTURING EFFORTS.

 Due to our recent decision to exit our optical business we underwent a restructuring of our corporate costs in the first quarter of fiscal 2004. As this restructuring occurred at the end of the first quarter of fiscal 2004, we did not realize any savings of significance in the first quarter of fiscal 2004. Although, we did realize the expected savings of approximately $100,000 in the second quarter of fiscal 2004, there is no guarantee that we will continue to realize these benefits prospectively or that further restructurings will not be required.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments and our investment portfolio only includes highly liquid instruments. As a result of the short-term duration of the financial instruments in our investment portfolio, we do not believe that our financial instruments are materially sensitive to changes in interest rates. Our cash and cash equivalents as of October 31, 2003 totaled $108.0 million, substantially all of which has maturities of 30 days or less and bears an average interest rate of 1.11%, compared to $94.5 million as of April 30, 2003 which all had maturities of 30 days or less and bore an average interest rate of 1.30%. The estimated fair value of our cash and cash equivalents approximates the principal amounts of the underlying securities based on the short maturities of these financial instruments. None of these financial instruments are held for trading purposes.

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

In addition, we reviewed our internal controls, and there were no changes in our internal control over financial reporting during the quarter ended October 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 19, 2003, we held our 2003 Annual Meeting of Stockholders at our corporate headquarters in Mountain View, California. Of the 30,718,882 shares entitled to vote at the meeting, 27,810,451 (90.53%) were represented. During this meeting the following matters were voted upon:

Matter	For	Against	Withheld/Abstain
Election of two directors to serve until the 2006 annual meeting of stockholders:
Andrei Manoliu	27,287,677	—	522,774
David Sugishita	27,278,332	—	532,119

William A. Hasler and Timothy K. Montgomery will continue in office as directors in the class of directors to be elected at our 2004 annual meeting of stockholders.  Gregory M. Avis and Edwin L. Harper will continue in office as directors in the class of directors to be elected at our 2005 annual meeting of stockholders.

	For	Against	Withheld/Abstain	Broker Non-votes
Amendment to the 1999 Employee Stock Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan from 1,116,666 shares to 1,416,666 shares.	26,984,310	789,522	36,619	—

Amendment to the 1999 Non-Employee Directors’ Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan from 400,000 shares to 650,000 shares and change the terms of the initial and automatic grants, as described in the proxy statement.	19,144,375	8,642,540	23,536	—

Ratification of the selection of PricewaterhouseCoopers, LLP as the independent auditors of the Company for the fiscal year ending April 30, 2004.	27,552,590	236,177	21,684	—

ITEM 5.    OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of Ditech. The Audit Committee did not approve any new or recurring engagements with PricewaterhouseCoopers for non-audit services during the three months ended October 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

2.3(3)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech Communications Corporation and Texas Instruments
2.3(4)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
3.1(5)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2(6)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3(7)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(8)	Specimen Stock Certificate
4.3(7)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(7)	Form of Rights Certificate
10.33	First Amendment to Loan and Security Agreement dated August 28, 2003 between Ditech Communications Corporation and Comerica Bank - California
10.34	Employment Agreement, dated Septemer 16, 2003, between Ditech Communications Corporation and Jim H. Grady
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8) Incorporated by reference from the exhibit with corresponding description from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(b)  Reports on Form 8-K

Ditech filed two reports on Form 8-K during the quarter ended October 31, 2003. The first report was filed on August 21, 2003 and furnished under Item 12 the financial results for the first quarter of fiscal 2004.  The second report was filed on October 27, 2003 and furnished under Item 9 the Company’s projections of certain financial results for the quarter ending October 31, 2003 and furnished under Item 12 quarterly condensed consolidated statements of operations for fiscal 2003 which had been conformed to the fiscal 2004 presentation for discontinued operations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly authorized.

Ditech Communications Corporation
Date: December 5, 2003	By:	/s/ William J. Tamblyn
William J. Tamblyn Vice President Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT LIST

Exhibit	Description of document
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

2.3(3)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech Communications Corporation and Texas Instruments
2.3(4)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
3.1(5)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2(6)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3(7)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(8)	Specimen Stock Certificate
4.3(7)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(7)	Form of Rights Certificate
10.33	First Amendment to Loan and Security Agreement dated August 28, 2003 between Ditech Communications Corporation and Comerica Bank - California
10.34	Employment Agreement, dated Septemer 16, 2003, between Ditech Communications Corporation and Jim H. Grady
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8) Incorporated by reference from the exhibit with corresponding description from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.