Form 10-Q
period 2004-01-31
DITECH COMMUNICATIONS CORP
filed 2004-03-08
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

As of February 29, 2004, 32,657,644 shares of the Registrant’s common stock were outstanding.

DITECH COMMUNICATIONS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I.    Financial Statements (unaudited)

Ditech Communications Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Revenue	$21,303	$9,147	$46,507	$25,042
Cost of goods sold	7,261	3,187	15,952	9,902

Gross profit	14,042	5,960	30,555	15,140

Operating expenses:
Sales and marketing	3,305	3,245	9,313	9,622
Research and development	2,674	2,201	7,842	7,255
General and administrative	1,411	1,308	3,987	4,065
Restructuring charge	—	—	1,016	—
Total operating expenses	7,390	6,754	22,158	20,942

Income (loss) from continuing operations	6,652	(794)	8,397	(5,802)
Other income, net	311	437	970	1,408

Income (loss) from continuing operations before provision for income taxes and cumulative effect of accounting change	6,963	(357)	9,367	(4,394)
Provision for income taxes	133	—	127	—

Income (loss) from continuing operations before cumulative effect of accounting change	6,830	(357)	9,240	(4,394)

Discontinued operations:
Loss from discontinued operations	—	(3,251)	(2,550)	(30,042)
Gain (loss) on disposition, net of $133 tax benefit for the three and nine-month periods ended January 31, 2004	95	—	(6,797)	—
Gain (loss) from discontinued operations	95	(3,251)	(9,347)	(30,042)

Income (loss) before cumulative effect of accounting change	6,925	(3,608)	(107)	(34,436)

Cumulative effect of accounting change	—	—	—	(36,837)

Net income (loss)	$6,925	$(3,608)	$(107)	$(71,273)

Basic income (loss) per share:
From continuing operations before cumulative effect of accounting change	$0.21	$(0.01)	$0.29	$(0.15)
From discontinued operations	—	(0.11)	(0.29)	(0.99)
From cumulative effect of accounting change	—	—	—	(1.21)

Basic net income (loss) per share	$0.21	$(0.12)	$(0.00)	$(2.35)

Diluted income (loss) per share:
From continuing operations before cumulative effect of accounting change	$0.20	$(0.01)	$0.28	$(0.15)
From discontinued operations	—	(0.11)	(0.28)	(0.99)
From cumulative effect of accounting change	—	—	—	(1.21)

Diluted net income (loss) per share	$0.20	$(0.12)	$(0.00)	$(2.35)

Weighted shares used in per share calculation:
Basic	32,291	30,447	31,400	30,343
Diluted	34,852	30,447	32,964	30,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	January 31, 2004	April 30, 2003
Assets
Cash and cash equivalents	$92,996	$94,495
Short-term investments	22,076	—
Accounts receivable, net	2,254	6,249
Inventories	7,147	8,467
Other current assets	6,206	4,510

Total current assets	130,679	113,721

Long-term investments	5,533	—
Property and equipment, net	3,190	8,893
Other assets	2,052	3,827

Total Assets	$141,454	$126,441

Liabilities and Stockholders’ Equity
Accounts payable	$1,210	$2,323
Accrued expenses	9,450	6,026
Deferred revenue	3,207	121
Income taxes payable	1,800	1,833

Total current liabilities	15,667	10,303

Common stock	33	30
Additional paid-in capital	279,835	270,008
Accumulated deficit	(154,087)	(153,980)
Other comprehensive income	6	80

Total stockholders’ equity	125,787	116,138

Total Liabilities and Stockholders’ Equity	$141,454	$126,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended January 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(107)	$(71,273)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	6,021	8,975
Depreciation and amortization	2,316	4,148
Cumulative effect of accounting change	—	36,837
Amortization of deferred stock compensation	—	1,957
Restructuring costs and other special charges	795	—
Allowance for doubtful accounts	(300)	100
Deferred income tax	—	57
Other	(5)	75
Changes in assets and liabilities:
Accounts receivable	4,295	(2,303)
Inventories	(627)	1,132
Other current assets	(345)	(615)
Income taxes	(33)	16,181
Accounts payable	(1,113)	(605)
Accrued expenses	1,345	(2,011)
Deferred revenue	3,086	(2,765)

Net cash provided by (used in) operating activities	15,328	(10,110)

Cash flows from investing activities:
Purchases of property and equipment	(1,246)	(4,197)
Investment in other assets	(318)	(22)
Collection of note receivable and related interest	834	—
Purchases of available for sale investments	(28,734)	—
Sales and maturities of available for sale investments	1,149	—
Disposal of discontinued optical business	1,794	—

Net cash used in investing activities	(26,521)	(4,219)

Cash flows from financing activities:
Proceeds from employee stock plan issuances	9,694	733

Net cash provided by financing activities	9,694	733

Net decrease in cash and cash equivalents	(1,499)	(13,596)
Cash and cash equivalents, beginning of period	94,495	105,909

Cash and cash equivalents, end of period	$92,996	$92,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.             DESCRIPTION OF BUSINESS

Ditech Communications Corporation (the “Company”) designs, develops and markets telecommunications equipment designed to enhance voice quality over wire-line and wireless telecommunications networks.  These products include the Company’s long-standing echo cancellation functionality, as well as its new voice quality features, including noise reduction, voice level control and enhanced voice intelligibility. The Company has established a direct sales force that sells its products in the U.S. and internationally.  In addition, the Company is expanding its utilization of value added resellers, distributors and original equipment manufacturers, primarily internationally but also domestically.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of January 31, 2004, and for the three and nine-month periods ended January 31, 2004 and 2003, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim periods ended January 31, 2004 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2003, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 15, 2003, file number 000-26209.

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

Comprehensive Income (Loss)

The total comprehensive income (loss) for the three and nine-month periods ended January 31, 2004 was $6.9 million and $(101,000), respectively, which reflects the impact of recognizing the foreign currency translation adjustment in the first quarter of fiscal 2004 due to the substantial liquidation of the Company’s international operations and unrealized gains on short-term and long-term investments beginning in the third quarter of fiscal 2004. For the three and nine-month periods ended January 31, 2003, comprehensive loss was $3.6 million and $71.2 million, respectively, and included the impact of foreign currency translation adjustments related to the Company’s international operations, net of tax.

Investments

In an effort to improve the return on invested funds, the Company has recently begun to invest in securities with maturities of greater than three months but less than two years.  Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year are considered short-term investments.  Investment securities with remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist primarily of U.S. Government securities and corporate bonds, as well as, commercial paper, asset backed securities and certificates of deposit. Short-term and long-term investments are currently maintained at one major financial institution, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. Unrealized holding gains and losses are included as a separate component of other comprehensive income on the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in other income, net on the Condensed Consolidated Statements of Operations.

Reclassifications

Certain items in the condensed consolidated financial statements for the three and nine-month periods ended January 31, 2003 have been reclassified to conform to classifications used in the current fiscal year.

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

If compensation cost for the Company’s stock plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the provisions of SFAS 123, the Company’s net income (loss) for the three and nine month periods ended January 31, 2004 and 2003 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Net income (loss) as reported	$6,925	$(3,608)	$(107)	$(71,273)

Add: Stock-based compensation expense included in reported net loss, net of applicable tax effects	—	452	—	1,916

Deduct: Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	(5,145)	(1,476)	(5,300)	(11,671)

Pro forma net income (loss)	$1,780	$(4,632)	$(5,407)	$(81,028)

Diluted net income (loss) per share:

As reported	$0.20	$(0.12)	$(0.00)	$(2.35)

Pro forma	$0.05	$(0.15)	$(0.16)	$(2.67)

3.             BALANCE SHEET ACCOUNTS

Inventories comprised (in thousands):

	January 31, 2004	April 30, 2003

Raw materials	$1,502	$4,316
Work in progress	110	185
Finished goods	5,535	3,966

Total	$7,147	$8,467

Finished goods inventory at January 31, 2004 included approximately $2.9 million of inventory associated with deferred revenue transactions.

The following tables summarize the Company’s investments as of Janaury 31, 2004 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government obligations	$9,339	$8	$(1)	$9,346
Corporate notes	9,699	2	(5)	9,696
Asset backed securities	3,512	2	—	3,514
Commerical paper	2,995	—	—	2,995
Certificates of deposit	2,058	—	—	2,058

Total	$27,603	$12	$(6)	$27,609

These investments were reported as:

Short-term investments	$22,076
Long-term investments	5,533

Total	$27,609

For the three and nine months ended January 31, 2004, no gains or loss had been realized on the sale of short-term and long-term investments. As of January 31, 2004, net unrealized holding gains of $6,000 were included in other comprehensive income in the accompanying Condensed Consolidated Balance Sheets, net of any related tax effect.

The following table summarizes the maturities of the Company’s investments as of January 31, 2004 (in thousands):

	Cost	Fair Value
Less than one year	$22,075	$22,076
Due in 1 – 2 years	5,528	5,533

Total	$27,603	$27,609

Accrued expenses comprised (in thousands):

	January 31, 2004	April 30, 2003

Accrued employee related	$2,934	$2,878
Accrued warranty	1,959	1,588
Accrued restructuring and discontinued operations costs	2,094	—
Other accrued expenses	2,463	1,560

Total	$9,450	$6,026

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the three and nine-month periods ended January 31, 2004 and 2003 are as follows (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003

Balance as of the beginning of the fiscal period	$1,685	$1,467	$1,588	$1,178
Provision for warranties issued during fiscal period	372	196	728	697
Warranty costs incurred during fiscal period	(98)	(135)	(377)	(465)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	—	—	20	118

Balance as of January 31	$1,959	$1,528	$1,959	$1,528

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

4.             DISCONTINUED OPERATIONS

On July 16, 2003, the Company completed the primary step in the planned exit of its optical communications business through the sale of a large portion of the assets of its optical communications business to JDSU, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”).  The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (i) approximately $1.4 million was paid to the Company at closing, (ii) $225,000 will be paid to the Company one year from the closing (subject to reduction in the event any successful indemnification claims are made against the Company), and (iii) up to an additional $4.9 million to be paid to the Company, which is comprised of up to $900,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any.  Additionally, JDSU has the right to require the Company to repurchase or reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, and certain costs incurred by JDSU in connection with the performance of certain warranty obligations relating to optical products that were sold by the Company prior to July 16, 2003. During the three months ended January 31, 2004, the Company recognized $563,000 associated with the level of revenue generated by JDSU since the close of the sale and a $133,000 tax benefit associated with the year-to-date loss from disposal, which benefit offset the domestic tax provision recognized from continuing operations.  The incremental sales proceeds and the tax benefit were substantially offset by incremental loss accruals associated with closure of the Company’s international optical operations.  The net effect of these items was reported as a net gain on disposal of discontinued operations in the condensed Consolidated Statement of Operations for the three-month period ended January 31, 2004.

The Company has been aggressively pursuing the disposition, through sale, sublease or abandonment, of assets not included in the Purchase Agreement and the facility leases for the Company’s Australian and United Kingdom optical research facilities. As of January 31, 2004, the Company had exited its United Kingdom facility lease and had sold substantially all of the assets at these two international research operations.  In February 2004, the Company exited its Australian facility lease.  The Company is still in the process of disposing of the remaining optical assets located in the United States.  As a result of exiting the optical business, the Company’s Condensed Consolidated Statements of Operations reflect the optical business as a discontinued operation for all periods presented.

Certain information with respect to the discontinued optical communications business’ operations is summarized below (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Revenue	$—	$3,165	$1,656	$10,293
Gross profit (loss)	—	556	269	(485)
Operating expenses	—	3,795	2,807	29,437
Operating loss	—	(3,239)	(2,538)	(29,922)
Income tax provision	—	12	12	120
Net loss from discontinued operations	—	(3,251)	(2,550)	(30,042)

The results for the nine months ended January 31, 2003 include a restructuring charge and loss associated with impaired assets of $6.8 million related to the discontinuation of the Company’s Titanium optical system level product.  This charge was included in operating expenses.  In addition, the Company recognized an inventory write-down of $4.2 million related to the Titanium product, which write-down was included in cost of goods sold and resulted in a negative gross margin for the year-to-date period in fiscal 2003.

The following table shows the components of the gain (loss) from the disposal of the Company’s discontinued operations for the three and nine-month periods ended January 31, 2004 (in thousands):

	Three months ended January 31, 2004	Nine months ended January 31, 2004
Proceeds from sale	$563	$3,134
Less: Net book value of assets sold	—	4,671
Transaction costs	—	221
Gain (loss) on sale	563	(1,758)
Less: Costs to exit remainder of optical business	601	5,172
Plus: Benefit for income taxes	133	133
Net gain (loss) on disposition	$95	$(6,797)

Due to the Company’s net operating loss carry forward position and related full valuation allowance, no federal or state tax benefit was recorded associated with the loss on the disposal of the optical business prior to third quarter of fiscal 2004.  In the third quarter of fiscal 2004, a tax benefit from the disposition of $133,000 was recognized, which offset the tax provision from continuing operations.  The costs of exiting the optical business included severance and related costs for optical employees not hired by JDSU of $1.6 million, of which $1.4 million had been paid as of January 31, 2004, impairment of optical assets not acquired by JDSU of $2.7 million and losses associated with abandonment of facility leases related to the Company’s UK and Australian optical development operations of $275,000.

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

As of the end of January 2004, virtually all of the costs associated with the severances and related benefits had been paid. The lease loss provision will be utilized over the remaining term of the lease, which expires in June 2006.  As the restructuring of these corporate level costs did not occur until the end of July 2003, the Company did not realize any significant savings in the first quarter of fiscal 2004 but realized savings of approximately $100,000 during the third quarter of fiscal 2004 ended January 31, 2004 and approximately $200,000 during the nine months ended January 31, 2004, which was consistent with the Company’s expectations.

6.             BORROWING AGREEMENT

Effective August 28, 2003, the Company renewed its $2.0 million operating line of credit agreement with its bank.  The renewed line of credit, which expires on July 31, 2004, carries the same basic terms as the original line of credit with some reduction and/or elimination of certain of the financial covenants. As of January 31, 2004, the Company had no borrowings outstanding under the line of credit.

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

Geographic revenue information comprised (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003

USA	$19,729	$7,710	$42,806	$21,680
Canada	163	103	666	662
Europe	733	480	1,613	1,083
Far East	163	845	879	1,212
Rest of World	515	9	543	405

Total	$21,303	$9,147	$46,507	$25,042

Sales for the three- and nine-month periods ended January 31, 2004 included two customers (41.5% and 37.7%) and three customers (41.2%, 27.5% and 14.6%), respectively that represented greater than 10% of total revenue. Sales for the three- and nine-month periods ended January 31, 2003 each included two customers (56.5% and 16.3%) and (54.6% and 16.1%), respectively that represented greater than 10% of total revenue.  The Company’s gross accounts receivable were concentrated with three customers at January 31, 2004 (representing 22%, 15% and 10% of receivables) and three customers at April 30, 2003 (representing 34%, 18% and 15% of receivables).

As of January 31, 2004 and April 30, 2003, the Company maintained its long-lived assets in the following countries (in thousands):

	July 31, 2003	April 30, 2003

USA	$3,190	$7,358
United Kingdom	—	803
Australia	—	732

Total	$3,190	$8,893

The decline in long-lived assets during the first nine months of fiscal 2004 is due to the sale and/or impairment of optical long-lived assets due to exiting the optical business.  As the Company’s international operations in the United Kingdom and Australia were dedicated to optical research, all of their assets have been sold or impaired.

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

Overview

We design, develop and market equipment used in building, expanding and modernizing telecommunications networks. As a result of announcing our intention to exit our optical communications business and completion of the sale of a substantial portion of assets used in our optical business in the first quarter of fiscal 2004, our continuing operations are currently focused solely on our voice quality products, including our long-standing echo cancellation products.  Our initial entrance into the voice quality market was focused on echo cancellation.  Since entering the voice quality market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our more recent product introductions have leveraged off the processing capacity of our newer hardware platforms to offer not only echo cancellation but also new voice quality enhancement features including noise reduction, acoustic echo cancellation, voice level control and enhanced voice intelligibility. We are currently selling our seventh generation echo cancellation product, which began production shipments in the third quarter of fiscal 2004.

Exit of Optical Business.  In May 2003, we announced a change to our strategic direction.  We decided to focus all of our assets in continuing to grow our voice quality business, including our echo cancellation and new voice quality features, and as a result we decided to sell our optical communications business.  In July 2003, we completed the primary step in our planned exit of our optical communications business through the sale of a large portion of the assets of the optical communications business to JDS Uniphase Corporation (“JDSU”).  The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (a) approximately $1.4 million was paid to us at closing, (b) $225,000 will be paid to us one year from the closing (subject to reduction in the event any successful indemnification claims are made against us), and (c) up to an additional $4.9 million to be paid to us, which is comprised of up to $900,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any.  Additionally, JDSU has the right to require us to repurchase or reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, and certain costs incurred by JDSU in connection with the performance of certain warranty obligations relating to optical products that were sold by us prior to the transaction. During the three months ended January 31, 2004, we recognized $563,000 associated with the level of revenue generated by JDSU since the close of the sale.  However, these incremental proceeds were substantially offset by increased loss accruals associated with exiting our international optical operations.  The net effect of these items was reported as a net gain on disposition of discontinued operations in the Condensed Consolidated Statement of Operations.  See Note 4 of Notes to the Condensed Consolidated Financial Statements.

We have been aggressively pursuing the disposition, through sale, sublease or abandonment, of the optical assets not sold to JDSU and the facility leases for our Australian and United Kingdom optical research facilities. As of January 31, 2004, we had exited the United Kingdom facility lease.  In February 2004, we exited our Australian facility lease.  Additionally, we had sold substantially all of the optical assets at our two international research operations.  We are still in the process of disposing of the remaining optical assets located in the United States.  As a result of exiting the optical business, our condensed consolidated statements of operations reflect the optical business as a discontinued operation for all periods presented.  See Note 4 of Notes to the Condensed Consolidated Financial Statements.

Acquisition History.  Since completing our initial public offering in June 1999, we have completed three acquisitions. At the time we made each of these acquisitions, they were made to bring needed technical skills into our research and development groups to aid in new product introductions.  The most recent, significant acquisition was in July 2000, when we acquired Atmosphere Networks, Inc. The total value of the acquisition was approximately $82 million, which was accounted for using purchase accounting.  In May 2002, we recorded a transitional impairment of the unamortized goodwill balance associated with this acquisition of $36.8 million, which has been reported as a cumulative effect of accounting change.

Critical Accounting Policies.  In applying our revenue recognition and allowance for doubtful accounts policies that are outlined in our Form 10-K filed on July 15, 2003, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships.  These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss.  Of the deferred revenue recorded as of January 31, 2004, approximately 70% was associated with deferrals from our largest customers due to contractual terms.  In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers.  In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.  At January 31, 2004, the total amount of revenue deferred due to our assessment that collection was not reasonably assured as of shipment was approximately $2.1 million.

In conjunction with our ongoing analysis of inventory valuation allowances, we are constantly monitoring customer-projected demand on a product by product basis.  Based on these projections we evaluate the levels of allowances required both for inventory on hand, as well as inventory on order from our contract manufacturers.  Although we believe we have been reasonably successful in identifying allowance requirements in a timely manner, sudden changes in buying patterns from that projected by our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in some larger than anticipate write-downs being recognized, such as the OC-3 write-down taken in fiscal 2002.  In the case of the OC-3 write-down, the complete pull back from the forecasted demand by the primary customer for this product resulted in a $3.5 million write-down of the OC-3 inventory.  However, in 2003 the addition of a few new customers helped to utilize a large portion of the inventory which had been written down resulting in approximately $2.2 million of previously written down inventory being sold in fiscal 2003 and 2004.

Our Customer Base.  Historically the majority of our sales have been to customers in the United States. These customers accounted for approximately 92% of our revenue in the first nine months of fiscal 2004 and 84% and 87% of our revenue in fiscal years 2003 and 2002, respectively. However, sales to some of our customers in the U.S. may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars.  We expect that as we begin to ship our newer voice quality products in the fourth quarter of fiscal 2004, which are targeted at GSM Networks, international revenue will begin to become a larger percentage of our overall revenue, as these newer products have broader uses internationally than domestically.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 88% of our revenue in the first nine months of fiscal 2004 and 81% and 74% of our revenue in fiscal years 2003 and 2002, respectively. Consequently, the loss of any one of these customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect in our business.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our Condensed Consolidated Statements of Operations, as a percentage of sales.

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	34.1	34.8	34.3	39.5
Gross profit	65.9	65.2	65.7	60.5
Operating expenses:
Sales and marketing	15.5	35.5	20.0	38.5
Research and development	12.6	24.1	16.9	29.0
General and administrative	6.6	14.3	8.6	16.2
Restructuring charge	—	—	2.2	—
Total operating expenses	34.7	73.9	47.7	83.7
Income (loss) from operations	31.2	(8.7)	18.0	(23.2)
Other income, net	1.5	4.8	2.1	5.7
Income (loss) from continuing operations before benefit from income taxes and cumulative effect of accounting change	32.7	(3.9)	20.1	(17.5)
Benefit from income taxes	0.6	—	0.3	—
Income (loss) from continuing operations before cumulative effect of accounting change	32.1	(3.9)	19.9	(17.5)
Loss from discontinued operations	—	(35.5)	(20.3)	(120.0)
Cumulative effect of accounting change	—	—	—	(147.1)
Net income (loss)	32.1%	(39.4)%	(0.4)%	(284.6)%

THREE AND NINE MONTHS ENDED JANUARY 31, 2004 AND 2003

Revenue.

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Revenue	$21,303	$9,147	$46,507	$25,042

The increase in revenue both in the three and nine months ended January 31, 2004 was primarily due to key deployments at a couple of our newer customers and in part to end of calendar year spending by domestic carriers.  Specifically we have experienced the addition of a few new major domestic carriers to our customer base over the last 18 months, which has led to the growth despite the continuing relatively soft market for telecommunications equipment.  Approximately 80% of revenue for the three- and nine-month periods ended January 31, 2004 has been generated by our Broadband Voice Processor (“BVP”) system, which is the primary system being purchased by our three largest domestic customers in fiscal 2004. This compares with BVP representing less than 40% of our revenues in the corresponding periods in fiscal 2003, as production shipments of BVP did not begin until the second quarter of fiscal 2003.  The major sources of revenue for fiscal 2003 were our older fourth and fifth generation echo canceller systems. In the three months ended January 31, 2004, we also experienced the first limited sales of our BVP Flex, which platform can support our new voice quality features. Virtually all of our revenue for the three- and nine-month periods ended January 31, 2004 has been generated by sales of our echo cancellation products. We expect that in the fourth quarter of fiscal 2004 BVP Flex will make up the majority of our product revenue, although BVP will remain a large source of revenue.  In addition, in the fourth quarter of fiscal 2004 we expect to recognize revenue from the first shipments of our new international-focused QVP voice quality platform running some of our new voice quality enhancement features.

Geographically, revenue in the first nine months of fiscal 2004 remained primarily domestic at 92% of total worldwide revenue compared to 87% for the corresponding period last fiscal year. The relatively small percentage of international sales is largely being driven by the addition of a few major domestic customers, both in the wire-line and wireless markets over the past 18 months.  Although we have also experienced an increase in our international customer base, their order levels have been much lower than that of their new domestic counterparts.  Although we have experienced several consecutive quarters of revenue growth, we believe that carrier spending levels have not fully recovered from the decline in spending first experienced in the latter half of fiscal 2001.  We believe that future near term revenue growth will continue to be driven by a combination of the addition of new domestic and international customers, the gradual recovery of the telecommunications market as a whole and the successful introduction of new voice quality features to our product offerings.

As of January 31, 2004, we had deferred approximately $8.5 million of revenue, largely due to contractual terms primarily with certain domestic customers, which reflects a $7.4 million decline in deferred revenue from that reported at October 31, 2003.  To the extent that we have collected cash associated with deferred revenue transactions, we have reported such amounts as a liability on the face of the balance sheet.  The balance of deferred revenue, for which no cash has been received, is reflected on the balance sheet as a reduction in the corresponding accounts receivable. We expect that substantially all of the deferred revenue as of January 31, 2004 will be recognized in the fourth quarter of fiscal 2004. We believe the factors that led to the increase in revenue in the second and third quarters will continue in the fourth quarter of fiscal 2004 and will result in revenues exceeding $22 million in the fourth quarter of fiscal 2004.  This is a forward looking statement subject to the risks and uncertainties set forth in “Future Growth and Operating Results Subject to Risk,” especially in “We depend on a limited number of customers for our products, the loss of any one of which could cause our revenue to decrease” and “Our operating results have fluctuated significantly in the past, and we anticipate that they may continue to do so in the future, which could adversely affect our stock price.”

Cost of Goods Sold.

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Cost of goods sold	$7,261	$3,187	$15,952	$9,902

Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory, warranty expenses, installation and other indirect costs.  The increase in cost of goods sold for the three- and nine-month periods ended January 31, 2004 are primarily due to the increase in unit sales of our echo cancellation products.  Also impacting cost of goods sold was increased inventory write-off activity of approximately $200,000 quarter over quarter and $670,000 on a year-to-date basis.  These write-offs were in large part associated with products that were deemed less expensive to write-off than to rework into usable inventory, as well as physical inventory adjustments.  We do not expect write-offs of this magnitude to continue into the fourth quarter of fiscal 2004.  Installation and customer support costs also increased during both the three- and nine-month periods ended January 31, 2004, contributing to an increase in cost of goods sold of approximately $350,000 and $870,000, respectively, due in large part to increased customer requests for post sale support and/or installation. We expect that service costs will continue to be incurred at similar levels for the foreseeable future, especially as we increase our international revenue base. Cost of goods sold did not increase in direct proportion to the increase in revenues in large part due to the sale of previously written-off inventory, which had an original cost of approximately $300,000 and $1.9 million for the three- and nine-month periods ended January 31, 2004, respectively.

Gross Profit.

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Gross profit	$14,042	$5,960	$30,555	$15,140

Gross margin%	65.9%	65.2%	65.7%	60.5%

The increase in gross profit for the three- and nine-month periods ended January 31, 2004 was primarily due to the increased unit shipments of our voice quality products. The primary factor contributing to the increase in gross margin was that our fixed manufacturing costs remained relatively stable despite the increase in revenues, causing fixed manufacturing costs to represent a lower percentage of revenues.  The mix of customers and our product mix towards our newer, higher margin BVP products also favorably impacted our margins in fiscal 2004.  Our margins were also favorably impacted by the sale of previously written-off inventory, which were sold during the periods. These favorable impacts were partially offset by the inventory write-offs and increased installation costs discussed above.

Sales and Marketing.

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Sales and marketing	$3,305	$3,245	$9,313	$9,622

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The minimal increase in sales and marketing expenses for the three months ended January 31, 2004 was primarily due to increased salaries and related expenses, including commissions, and travel associated with increased sales activity, which resulted in an aggregate increase of approximately $185,000.  We expect travel expense to continue to increase as we focus on international expansion of our business.  The quarterly increase was substantially offset by a shift in customer service department efforts from pre-sales support to installation support, which has resulted in a shifting of costs in fiscal 2004 from sales and marketing to cost of goods sold, which trend we expect to continue for the foreseeable future.  The decline in the nine-month period ended January 31, 2004, reflected vacancies in a couple of key sales and marketing positions for most of the first half of the fiscal 2004, as well as the shifting of customer service focus from pre-sales support to installation, which has resulted in a greater percentage of these costs being assigned to cost of goods sold instead of sales and marketing.  We expect that sales and marketing spending will increase in the coming quarter, as we complete hiring for the remaining key sales and marketing positions, primarily international, to support our new voice quality product offerings.

Research and Development.

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Research and development	$2,674	$2,201	$7,842	$7,255

Research and development expenses primarily consist of personnel costs, and costs associated with contract consultants, equipment and supplies used in the development of our voice quality products.  The increase in research and development spending for both the three- and nine-month periods ended January 31, 2004 is largely due to our recent efforts to bring our new voice quality platforms, the QVP and BVP Flex, to market, as well as the initial work on our next generation of products. This focus resulted in increased spending on payroll and related costs of approximately $255,000 and $1.5 million for the three- and nine-month periods, respectively.  Increased materials and consulting spending also contributed to approximately $435,000 of the three-month period increase. These increases were partially offset by reductions of approximately $305,000 and $810,000 for the three- and nine-month periods, respectively, related to reduced allocations of corporate costs since exiting the optical business.  The increase for the nine-month period was also partially offset by a reduction in software license costs of approximately $250,000 due to an impairment loss realized in fiscal 2003 for a prepaid license that was deemed no longer useful to our product offerings.  We expect research and development expenses to increase in the fourth quarter of fiscal 2004 from the third quarter of fiscal 2004 as we continue to focus on new voice quality product introductions, as well as other new product introductions that leverage off our current technical expertise.

General and Administrative.

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
General and administrative	$1,411	$1,308	$3,987	$4,065

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. The marginal increase in general and administrative expenses for the three months ended January 31, 2004 was due to increased payroll and related costs of approximately $155,000, which was partially offset by a $47,000 reduction in cheap stock amortization. The decline for the nine months ended January 31, 2004 was primarily due to reductions in recruiting expenses, annual report printing costs and amortization of cheap stock, which accounted for an aggregate reduction of approximately $505,000. These reductions were partially offset by an increase in salaries and related spending, which accounted for an aggregate increase of approximately $455,000 for the nine months ended January 31, 2004.  The increases in salaries and related expenses are due to incremental staffing to deal with increasing Sarbanes-Oxley requirements, as well as increased bonus accruals due to improved operating performance in fiscal 2004.  We expect general and administrative expenses to continue to increase through the fourth quarter.

Restructuring Charge    The restructuring charge of $1.0 million, which was recorded in the first quarter of fiscal 2004, reflects the recognition of costs associated with elimination of certain redundant personnel and facilities as a result of exiting our optical business, which costs did not qualify for discontinued operations treatment. These costs included $21,000 of severance and related benefits for the impacted employees, and a loss of $995,000 associated with the abandonment of approximately 11,000 square feet in our Mountain View headquarters.  As of the end of January 2004, all of the severance and related costs had been paid.  The lease loss accrual will be utilized over the remaining term of the lease, which expires in June 2006.  The amount of lease loss utilized in the three- and nine-month periods ended January 31, 2004 totaled approximately $100,000 and $200,000, respectively.  See Note 5 of Notes to the Condensed Consolidated Financial Statements.

Other Income, Net.

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Other income, net	$311	$437	$970	$1,408

Other income, net consists of interest income on our invested cash and cash equivalent balances, foreign currency activity and a nominal amount of interest expense. The decreases were primarily attributable to lower interest rates reducing earnings on our invested balances.

Income Taxes.    Income taxes consist of federal, state and foreign income taxes. The effective tax rate for the three- and nine-month periods ended January 31, 2004 was a provision of 0.6% and 0.3% respectively, as compared to a zero tax rate in the corresponding periods of fiscal 2003. The low provision rate incurred in fiscal 2004 is due to providing alternative minimum taxes on our pretax domestic operating profits. As we had previously recorded a full valuation allowance for all deferred tax assets associated with temporary differences and the tax benefit of net operating loss and tax credit carry forwards, we expect to continue to report minimal income taxes for the foreseeable future related to our international operations and domestic alternative minimum taxes until such time as the valuation allowance against our deferred tax asset is partially or completed released.

Gain (Loss) from Discontinued Operations.

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Loss from discontinued operations	$—	$(3,251)	$(2,550)	$(30,042)
Gain (loss) on disposition	95	—	(6,797)	—

The decrease in the loss from operations of our discontinued optical business was due in large part to reductions in spending realized subsequent to September 2002, when we discontinued our Titanium optical system product development.  As a result, there was a significant decline in spending on salaries and materials.  In addition, fiscal 2004 also benefited from reduced spending on optical subsystems marketing and development after our announcement to exit the optical business in May 2003 and the elimination of substantially all optical costs effective the end of July 2003.

The loss on disposition for the nine months ended January 31, 2004 reflects the aggregate loss of $6.9 million realized in the first quarter of fiscal 2004 upon the sale of the optical technology, inventory and certain fixed assets to JDSU, along with other exit costs associated with abandoning that portion of the optical business not acquired by JDSU. This loss was partially offset, in part, by a net gain of $95,000 recognized during the three months ended January 31, 2004.  The net gain recognized in the third quarter was attributable to  $563,000 of incremental sales proceeds associated with the level of revenue generated by JDSU since the close of the sale and a $133,000 tax benefit associated with the year-to-date loss from disposal, which benefit offset the domestic tax provision recognized from continuing operations.  These incremental sales proceeds and the tax benefit were substantially offset by incremental loss accruals associated with closure of our international optical operations.  The net effect of these items was reported as a net gain on disposal of discontinued operations in the condensed Consolidated Statement of Operations.

Cumulative Effect of Accounting Change.    The $36.8 million reported in the first nine months of fiscal 2003 represents the transitional impairment loss for previously recorded goodwill, which we recorded in connection with our adoption of SFAS 142 effective May 1, 2002. There was no accounting change in the same period this fiscal year.

STOCK-BASED COMPENSATION

We recorded deferred compensation of $1.3 million as of April 30, 1999, as a result of stock options granted in fiscal 1999. We were amortizing the deferred compensation to general and administrative expense over the corresponding vesting period of the stock options. We amortized approximately $47,000 of this deferred compensation to general and administrative expense in each of the first three quarters of fiscal 2003.  This deferred compensation was fully amortized in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000, when we raised a total of $83.3 million from those public offerings, $27.0 million of which was used to retire mandatorily redeemable preferred stock and long-term debt.  As of January 31, 2004, we had cash equivalents of $93.0 million and short-term and long-term investments of $27.6 million, as compared to $94.5 million of cash equivalents at April 30, 2003.  In August 2003, we renewed our line of credit to borrow up to $2.0 million for operating purposes, of which no borrowings were outstanding as of January 31, 2004.  This line of credit expires on July 31, 2004.

Operating activities provided $15.3 million in cash in the first nine months of fiscal 2004.  The improvement in our cash flow from operations reflects the overall improvement in our operating results due in part to increased product shipments. In addition, our exiting the optical communications business in the first quarter of fiscal 2004 also favorably impacted our operating results in fiscal 2004.  The combination of these two factors, while managing growth in our voice quality related operating expenses, has contributed to our return to quarterly profitability in each of the last two fiscal quarters.  During this same period of time, we have also experienced positive cash flow benefits from the changes in mix of our current assets and liabilities in large part due to favorable revenue linearity and spending control.  Although we would expect to continue to see improvement in cash flow from operations as we expect to be profitable again in the fourth quarter of fiscal 2004, we could see some change in the mix of the current assets and liabilities contributing to the positive cash flow.

Investing activities used $26.5 million of cash in the first nine months of fiscal 2004, primarily due to modifying our investment startegy to include short-term and long-term investments designed to improve the our overall return on invested funds. Also impacting cash used in investing activities were purchases of equipment and leasehold improvements in our Mountain View offices and additions to other assets, which aggregated $1.6 million.  These out flows of cash were partially offset by collection of a note receivable and related interest totaling $834,000 and net proceeds from exiting the optical business of $1.8 million.  During the fourth quarter of fiscal 2004, we expect to collect the final $3.5 million of proceeds from the sale of our echo cancellation software business to TI, as well as a modest level of additional proceeds from the sale of our optical business to JDSU.  These incremental sales proceeds should be more than offset by increased net investment activity in both short-term and long-term investments, as well as purchases of capital equipment, primarily for research and development and customer service purposes.

Financing activities generated $9.7 million in the first nine months of fiscal 2004, primarily due to funds received upon stock option exercises and to a lesser extent funding related to semiannual employee stock purchase plan purchases.  The stock option activity in fiscal 2004 was largely due to option exercises by employees impacted by the restructuring of our optical business prior to the cancellation of those options, as well as options exercised by existing employees.  Although we expect to continue to have positive cash flows from financing activities due to employee stock plan activity, the level of cash flow will vary depending on market conditions.

We have no material commitments other than obligations under operating leases, particularly our facility leases and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We currently occupy approximately 50,000 square feet out of approximately 61,000 total square feet of space in the two buildings that form our Mountain View, California headquarters. This facility lease expires in June 2006. In July 2003, we abandoned approximately 11,000 square feet of discrete space in one of the buildings that make up our Mountain View headquarters, which we hope to be able to sublease for the remainder of the lease term. However, given the significant increase in business in the last two quarters, we are currently evaluating the amount of space needs we may have in the future.  Although we believe that the 50,000 square feet of space in Mountain View could satisfy our needs for the next 12 months given current operating levels, continued increases in headcount to support increases in business volume and potential expansion into new product opportunites could create the need for additional space.

We also lease a research and development facility in Australia, which contains approximately 6,000 square feet with a lease term that expires in April 2005. As a result of exiting the optical business, we have abandoned this international location and in February exited the lease.  We have found a lessee who has assumed all remaining obligations under the lease for our United Kingdom optical research facility.

Our contractual commitments, by year in which they become due, are as follows:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years
Operating leases	$4,976	$2,040	$2,890	$45	$—
Purchase commitments	8,920	8,920	—	—	—
Total	$13,896	$10,960	$2,890	$45	$—

In addition, as part of the optical sale agreement with JDSU, JDSU has the right to require us to repurchase or reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, and certain costs incurred by JDSU in connection with the performance of certain warranty obligations relating to optical products that we sold prior to July 16, 2003.

We believe that we will be able to satisfy our cash requirements for at least the next twelve months from our existing cash and short-term investments, and receipt of the balance of the sale proceeds from the sale of our optical business, as described above, and the $3.5 million balance due to us from the sale of our echo software business, as well as funds available under the line of credit that was renewed in August 2003. The ability to fund our operations beyond the next twelve months will be dependent on the overall demand of telecommunications providers for new capital equipment. Should our customers’ capital spending patterns deteriorate from their current levels, we could need to find additional sources of cash during fiscal 2006 or reduce our spending to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 88% of our revenue in the first nine months of fiscal 2004 and 81% and 74% of our revenue in fiscal 2003 and 2002, respectively.  A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.

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

WE ARE RELIANT SOLELY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

We expect that, at least for the near-term, our sole business will be the design, development and marketing of voice quality products.  However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenues to date, could limit the rate of growth of our business.

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

OUR REVENUE MAY VARY FROM PERIOD TO PERIOD. Factors that could cause our revenue to fluctuate from period to period include, but are not limited to:

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

OUR EXPENSES MAY VARY FROM PERIOD TO PERIOD. Many of our expenses do not vary with our revenue. Factors that could cause our expenses to fluctuate from period to period include, but are not limited to:

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE.

We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. Although we believe we will achieve our product introduction dates, there is no guarantee that they will not be delayed.  The current product introductions, which are of greatest significance, are our new voice quality features, which are being offered on our new BVP-Flex and QVP voice quality hardware platforms.  We are currently experiencing numerous customer evaluations of these features around the world and expect that we will begin to see modest revenue levels from these new features beginning in the fourth quarter of fiscal 2004.  However, should the customer evaluation process become protracted or the product not meet the customers’ expectations, our realization of any revenues from these new products could be delayed into fiscal 2005 or not materialize at all.

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

WE ANTICIPATE THAT AVERAGE SELLING PRICES FOR OUR PRODUCTS WILL DECLINE IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO BE PROFITABLE.

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

We face competition from two major direct manufacturers of stand-alone echo cancellers, Tellabs and Natural Microsystems (NMS). The other competition in the echo cancellation market comes from voice switch manufacturers. These manufacturers don’t sell echo cancellation products or compete in the stand-alone echo cancellation market, but they integrate echo cancellation functionality within their switches, either as hardware modules or as software running on chips. A more widespread adoption of internal echo cancellation solutions would present an increased competitive threat to us, if the net result was the elimination of demand for our echo cancellation system products. With the downturn in spending in the telecommunications industry, service providers appear to be exploring these alternative sources of echo cancellation more thoroughly, while they wait for more robust capital spending budgets to return. If our customers decide to design these alternative sources of echo cancellation into their future network expansion, it could adversely impact the speed and duration of our echo sales recovery.

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

SOME OF THE KEY COMPONENTS USED IN OUR PRODUCTS ARE CURRENTLY AVAILABLE ONLY FROM SOLE SOURCES, THE LOSS OF WHICH COULD DELAY PRODUCT SHIPMENTS.

We rely on certain vendors as the sole source of certain key components that we use in our products. For example, we rely on TI as the sole source vendor for the digital signal processors used in our echo cancellation and voice enhancement products. We have no guaranteed supply arrangements with our vendors. Any extended interruption in the supply of these components would affect our ability to meet scheduled deliveries of our products to customers. If we are unable to obtain a sufficient supply of these components, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships, and we could lose customers and orders. Additionally, because these vendors are the sole source of these components, we are at risk that adverse changes in prices of these components could have negative impacts on the cost of our products or require us to alter product designs to use alternative, less expensive components.

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

We may rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, such measures may not be adequate to safeguard the technology underlying our products. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for any such breach. In addition, we may not be able to effectively protect our intellectual property rights in certain countries. We may, for a variety of reasons, decide not to file for patent, copyright or trademark protection outside of the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights.

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

ACQUISITIONS AND INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

From time to time, we review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. Acquisitions or investments could result in a number of financial consequences, including, but not limited to:

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

Furthermore, acquisitions involve numerous operational risks, including, but not limited to:

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

WE MAY NOT REALIZE EXPECTED BENEFITS FROM OUR RESTRUCTURING EFFORTS.

Due to our recent decision to exit our optical business we underwent a restructuring of our corporate costs in the first quarter of fiscal 2004. As this restructuring occurred at the end of the first quarter of fiscal 2004, we did not realize any savings of significance in the first quarter of fiscal 2004. Although, we did realize the expected savings of approximately $100,000 in each of the second and third quarters of fiscal 2004, there is no guarantee that we will continue to realize these benefits prospectively or that further restructurings will not be required.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at three major financial institutions in the United States. As of January 31, 2004, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempt to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity.  We do not hold any instuments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year are considered short-term investments.  Investment securities with remaining maturities of one year or more are considered long-term investments. Our short-term and long-term investments consist primarily of U.S. Government securities and corporate bonds, as well as, commercial paper, asset backed securities and certificates of deposit. Short-term and long-term investments are maintained at one major financial institution, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value.

The following table presents the hypothetical changes in fair values of our investments as of January 31, 2004 that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of January 31,	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	2004	50 BPS	100 BPS	150 BPS

Total investments	$27,840	$27,793	$27,702	$27,609	$27,514	$27,418	$27,321

These instruments are not leveraged. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over the remaining life of the investments, which shifts are representative of the historical movements in the Federal Funds Rate.

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of January 31, 2004 (in thousands). Carrying value approximates fair value.

	Carrying Value	Average Interest Rate
Cash and cash equivalents	$92,996	1.06%
Short-term investments	22,076	1.31
Long-term investments	5,533	1.61

Total	$120,605	1.13%

As of April 30, 2003, we did not hold any short-term or long-term investments, and our cash and cash equivalents as of April 30, 2003 were $94.5 million, all of which had maturities of 30 days or less and bore an average interest rate of 1.30%.  Due to the short-term nature of these securities, we do not believe that they presented a material risk to shifts in interest rates.

To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign bills are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

Item 4—Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2004. Based on this evaluation, Messrs. Montgomery and Tamblyn concluded that our disclosure controls and procedures were effective to provide a reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and Form 10-Q. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by a person’s individual acts, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure investors that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, we reviewed our internal controls over financial reporting, and there were no changes in our internal control over financial reporting during the quarter ended January 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are subject to legal claims and proceedings that arise in the normal course of our business. While the outcome of these matters is currently not determinable,  we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

None.

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

None

ITEM 5.    OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of Ditech. The Audit Committee did not approve any new or recurring engagements with PricewaterhouseCoopers for non-audit services during the three months ended January 31, 2004.

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

(b)  Reports on Form 8-K

Ditech filed one report on Form 8-K during the quarter ended January 31, 2004. The report was filed on November 20, 2003 and furnished under Item 12 the financial results for the second quarter of fiscal 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Communications Corporation
Date: March 8, 2003	By:	/s/ William J. Tamblyn
William J. Tamblyn
Vice President Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT LIST

Exhibit	Description of document
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