Form 10-Q/A
period 2003-10-31
DITECH COMMUNICATIONS CORP
filed 2004-03-22
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26209

Ditech Communications Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	94-2935531
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

825 East Middlefield Road Mountain View
California 94043
(Address, including zip code, of principal executive offices)

(650) 623-1300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

As of November 30, 2003, 32,264,394 shares of the Registrant’s common stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A is being filed solely to:

1.                                       amend Item 4. Controls and Procedures; and

2.                                       amend Item 6. Exhibits and Reports on Form 8-K, but only to add the Item 601(b)(31) certifications to this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

Item 4—Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2003. Based on this evaluation, Messrs. Montgomery and Tamblyn concluded that our disclosure controls and procedures were effective as of October 31, 2003 to provide a reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and Form 10-Q. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For example, controls can be circumvented by a person’s individual acts, by collusion of two or more people or by management override of the control. Because a cost-effective control system can only provide reasonable assurance that the objectives of the control system are met, misstatements due to error or fraud may occur and not be detected.

In addition, we reviewed our internal controls, and there were no changes in our internal control over financial reporting during the quarter ended October 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

2.3(3)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech Communications Corporation and Texas Instruments
2.3(4)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
3.1(5)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2(6)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3(7)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(8)	Specimen Stock Certificate
4.3(7)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(7)	Form of Rights Certificate

10.33(9)	First Amendment to Loan and Security Agreement dated August 28, 2003 between Ditech Communications Corporation and Comerica Bank - California
10.34(9)	Employment Agreement, dated Septemer 16, 2003, between Ditech Communications Corporation and Jim H. Grady
31.1(9)	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(9)	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(9)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(9) Previously filed with Ditech’s Quarterly Report on Form 10-Q, which this Quarterly Report on Form 10-Q/A amends (with respect to Exhibits 31.1 and 31.2, certifications are also filed with respect to this Quarterly Report on Form 10-Q/A).

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

Date: March 22, 2004	Ditech Communications Corporation

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

2.3(3)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech Communications Corporation and Texas Instruments
2.3(4)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
3.1(5)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2(6)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3(7)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(8)	Specimen Stock Certificate
4.3(7)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(7)	Form of Rights Certificate
10.33(9)	First Amendment to Loan and Security Agreement dated August 28, 2003 between Ditech Communications Corporation and Comerica Bank - California
10.34(9)	Employment Agreement, dated Septemer 16, 2003, between Ditech Communications Corporation and Jim H. Grady
31.1(9)	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(9)	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(9)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8) Incorporated by reference from the exhibit with corresponding description from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999

(9) Previously filed with Ditech’s Quarterly Report on Form 10-Q, which this Quarterly Report on Form 10-Q/A amends (with respect to Exhibits 31.1 and 31.2, certifications are also filed with respect to this Quarterly Report on Form 10-Q/A).