Form 10-K
period 2004-04-30
DITECH COMMUNICATIONS CORP
filed 2004-07-14
CIK 1080667

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2004
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $298,431,909 as of October 31, 2003 based upon the closing price on the Nasdaq National Market reported for such date. Excludes an aggregate of 4,450,470 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any such person should not be construed to indicate that a determination has been made that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

        The number of shares outstanding of the Registrant's Common Stock as of July 1, 2004 was 33,702,556 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held September 17, 2004, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

DITECH COMMUNICATIONS CORPORATION
FORM 10-K

Trademarks:

        Ditech and the Wave Design logo are registered trademarks of Ditech Communications Corporation. VQA is a trademark of Ditech Communications Corporation. This Annual Report on Form 10-K also includes trademarks of companies other than Ditech.

i

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

        Ditech Communications Corporation (Ditech) is a global telecommunications equipment supplier for voice networks. Our voice processing products include our echo cancellers, which are used to effectively eliminate echo, a significant problem in existing and emerging voice networks. Our echo cancellers have been our primary source of revenue to date. Our newest voice processing products not only provide our customers with our traditional echo cancellation features, but also can be used to provide Voice Quality Assurance (VQA) features, which address issues such as background noise and other voice quality issues in wireline and wireless communications. Through July 16, 2003, we also developed and marketed optical subsystem communications products through our wholly owned subsidiary, Altamar Networks, Inc. However, on July 16, 2003, we completed the sale of our optical subsystem communications business and have therefore presented the optical business as discontinued operations in this Annual Report on Form-10K. Where we use the words "we", "our" or similar expressions, we are referring to Ditech and each of our wholly-owned subsidiaries. Our fiscal year ends on April 30.

        We market our products domestically through a direct sales force and to a lesser degree original equipment manufacturers (OEMs) and distributors. Internationally, we market our products through a direct sales force, value-added resellers, system integrators, OEMs and distributors.

        Ditech was originally incorporated as Phone Info., Inc. in July 1983 and subsequently changed its name to Automated Call Processing Corporation, Inc. In March 1997, Automated Call Processing Corporation sold portions of its business and merged with its wholly owned subsidiary, and the surviving entity was renamed Ditech Corporation. Ditech Corporation reincorporated in Delaware in April 1999 and changed its name to Ditech Communications Corporation. Through July 16, 2003, Ditech developed and marketed optical subsystem communications products through its subsidiary, Altamar Networks, which was formed in February 2001. The mailing address for Ditech is 825 East Middlefield Road, Mountain View, California USA 94043. The Ditech general telephone number is 650-623-1300.

Voice Quality Market

        In the current deregulated market, voice quality is a key competitive differentiator for telecommunication service providers. One of the primary challenges faced by service providers in delivering quality voice communication is the elimination of echo. Echo results from signal reflection at the "hybrid," commonly the point where two wires of the local network meet the four wires of the long distance network. The hybrid is not completely efficient in carrying the electrical energy from the four-wire network to the two-wire network and a certain amount of electrical energy or voice signal is reflected back from the hybrid towards the speaker. Echo becomes noticeable whenever the one-time delay of a rebounded voice signal exceeds 25 milliseconds. If the delay exceeds 32 milliseconds, the quality of the voice call begins to degrade creating an echo, which is reflected back to the person speaking and can become an annoyance during the call. When these echo problems are present, people describe the effect as their voices sounding hollow or like someone talking in a tunnel. Delays, either due to a long transmission path, as in a long distance telephone call, or due to the complex signal hand-off from one network to another, for instance in digital wireless or satellite voice calls, exacerbate the effect of echo. Therefore, most long distance, digital wireless and satellite calls require echo cancellation. Delays are also introduced as intelligent processing equipment, such as network switch interconnects, are increasingly incorporated into voice networks. Digital processing of voice signals requires time to compress and decompress and route signals through networks. As there is a greater shift towards voice-over-packet, which is a means of packaging voice signals into units of digital data for efficient transmission, these processing delays will continue to increase.

        In addition to dealing with the problem of echo, service providers desire to also address the problems of background noise and high and low voice levels. Background noise is a particularly acute problem in wireless voice networks, where users are attempting to use their wireless handset in a noisy environment, such as an airport terminal, on a noisy street or in a crowded restaurant. When voice calls are routed between the networks of different service providers, particularly on international calls, the voice of the speaker is often too high or too low for comfortable listening.

        To address these voice quality problems, service providers deploy voice quality enhancement and echo cancellation technologies that are designed to quickly analyze all voice channels and implement counter-measures to solve a variety of voice problems present. When an echo signal is detected, the echo canceller cancels the echo. Voice quality enhancement technology detects and cancels background noise as well as raises or lowers the voice signal for more comfortable listening.

        Service providers are demanding both smaller and higher capacity equipment as space in service provider facilities and central offices is becoming more crowded. In addition, due to intense competition, service providers are expanding network services offered to consumers. In order to compete successfully, they must deliver these services reliably and under the strict time-to-market and cost constraints demanded by consumers. We believe that our echo cancellation and VQA features, which address these market pressures, are poised to gain share in the market.

Call Traffic Management in Global System for Mobile Communications (GSM) Networks

        Mobile networks worldwide currently have in excess of one billion subscribers and recent market research reports indicate that this subscriber base is growing at a rate where it is likely to exceed two billion in the next four years. GSM is the predominant technology for mobile communications outside the United States and is growing in popularity domestically. Mobile networks are composed of three distinct areas of equipment: (i) Radio Access Network (Cellular towers, base station with radio equipment, backhaul equipment and lines to carry traffic back to the switching site and the base station controllers), (ii) Mobile Switching Centers (MSC) with switching equipment, and (iii) Inter MSC network to connect switching sites across the carrier's geographical coverage area.

        As the number of subscribers increase, operators must either add more radio equipment to base stations in existing cells, providing spectrum is available, or sub-divide cells, if spectrum is fully utilized, or in the worst case, acquire additional licensed spectrum. The high rate of subscriber growth, coupled with limitations in capital budgets, radio spectrum licenses and limited ability to spend against low average revenue per user in certain geographical regions of the world, have led wireless service providers to seek alternate means to reduce the cost of network capacity expansion.

        GSM networks utilize compression technologies to reduce bandwidth consumption (and therefore radio access equipment cost) on the radio access portion of the network. In GSM, the widely available voice compression technologies include Full Rate (FR), Half-Rate (HR), Enhanced Full Rate (EFR) and Adaptive Multi-Rate (AMR) voice encoder and decoders (vocoders). FR and HR vocoders are the most widely available, followed by EFR and AMR, which have recently started deployment. While HR vocoders use half of the bandwidth of FR, EFR and AMR vocoders, mobile operators prefer to use FR vocoders due to their higher subjective voice quality. Many mobile operators activate the usage of HR vocoders only during peak periods to satisfy high traffic demand, albeit at lower voice quality.

        We believe that our VQA technology can improve the subjective quality of calls utilizing HR vocoders, such that the calls sound as good as, or better than FR calls that do not use our VQA technology. Therefore, mobile operators in need of capacity growth can utilize HR vocoders in a greater portion of calls, up to 100% if needed, to increase their overall network capacity without resorting to the purchase of additional radio equipment. Depending on the growth rate of the network and range of deployment required, we believe our VQA solution can reduce the total cost of capacity expansion by up to 90%.

Our Voice Processing Solutions

        We design, develop and market stand-alone and system-based voice quality enhancement and echo cancellation products for wireline, wireless, satellite, and voice-over-packet networks throughout the world. Our products use a software architecture coupled with one of the latest commercially available digital signal processors to cancel echo and enhance the quality of voice communications. In April 2002, we sold our echo cancellation software technology and transferred the majority of the echo cancellation software development group to Texas Instruments ("TI"). As a result, we are dependent on TI for our echo cancellation software development. We have entered into a license relationship with TI, which provides that TI will continue to support our echo cancellation software development needs for at least the next two years. We have developed an internal group of software engineers who have been developing the majority of our non-echo voice quality features. We believe our approach enables us to offer echo cancellation products with some of the highest capacity currently commercially available.

        The key benefits of our voice processing solutions include:

        Time-to-market advantage.    Our core technology uses an intelligent software algorithm, which is a sophisticated process or set of rules for our software to address an array of voice quality problems, running on off-the-shelf electronic integrated circuits and digital signal processors. Competitive echo cancellation solutions using application specific integrated circuits are more expensive to design, require more development time and are difficult to upgrade. Our approach leverages rapid technological advances in the commercial integrated circuit and digital signal processor industries. As a result, we believe that we are able to deliver high performance products to market with shorter product development cycles and lower investments in capital equipment than alternative solutions.

        Lower total cost of ownership.    Our compact design allows us to offer voice processing products with some of the highest echo canceling capacities currently available based on a seven-foot industry standard equipment rack located in service providers' central offices or remote facilities. This higher capacity represents cost and space savings for service providers. Our newer generation products also offer more efficient cabling and network equipment installation, saving service providers even more space and installation costs. Our products are designed to allow service providers to remotely download and upgrade software via the Internet without interrupting network service or dispatching a technician to the remote site, which also lowers the cost of ownership.

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

        Voice Quality Assurance technology.    Our VQA software integrates voice quality enhancement features with the latest voice processor technology to improve the sound quality of voice calls in noisy environments. VQA forms the foundation of a wide range of advanced voice enhancement products that we believe will help service providers optimize the voice quality of their communications networks. VQA's general features include noise reduction, acoustic echo cancellation, level control and noise compensation through enhanced voice intelligibility.

Our Voice Processing Products

        Our newest voice processing products are designed to solve echo and other voice quality issues, such as background noise and voice levels, in wireline, wireless, satellite and voice-over-packet networks. Our echo cancellation product family includes a mixture of both single and multi-port, stand-alone echo cancellers as well as several broadband, system-based products. In fiscal 2004, we consolidated many of our previous generation product lines to streamline on-going development, migrate customers to newer, lower cost and higher performance platforms, and to increase manufacturing volumes on fewer base hardware components. As part of this consolidation process, we announced last-buy periods for the 18T1, 18E1, Quad I T1, Quad I E1, BBEC, OC-3 and STM-1 echo cancellation systems. We will cease selling these products after both general and certain contractually mandated last-buy periods end in the first half of fiscal 2005. In fiscal 2004, we announced the availability of two voice processing platform families. Unlike our previous products that were designed for echo cancellation only, the new voice processing platforms are designed to support a larger variety of voice processing algorithms, such as the features in VQA. These products are the Quad Voice Processor (QVP), with four T1 or E1 interfaces, and the Broadband Voice Processor-Flex (BVP-Flex) with high capacity interfaces such as DS-3, STS-1, OC-3 and STM-1. Both platforms can be factory configured to support a wide range of computational power and can be field upgraded to support the purchase of new software features.

        Our voice processing product family shares several common advantages:

        High capacity.    Our voice processing platforms are competitive with the capacity of other currently commercially available competitive products.

        Remote software updates.    With our products, the latest software updates for bug fixes can be downloaded remotely and incorporated into our products without taking the products off-line and interrupting service.

        International Telecommunications Union ("ITU") standards.    Our products are targeted to be compliant with ITU standards. As a member of the ITU, we actively participate in establishing the evolving global standards.

        Warranty.    We currently offer a two- to five-year warranty on our voice processing products, depending on the platform purchased and contractual requirements.

Our Voice Processing Products

        The following table summarizes our current product offerings, exclusive of those products previously identified as being in their last-buy periods.

Product	Description		Functionality
SX-24	Single port echo canceller for use at T-1 (1.544 Mb/s) transmission rate supporting North American markets	•	Basic echo cancellation functionality, plus it supports our voice enhancement software suite of enhancement products previously only available on Quad and higher generation echo cancellers
SX-30	Single port echo canceller for use at E1 (2.048 Mb/s) transmission rate supporting international markets and North American gateway applications	•	Basic echo cancellation functionality, plus it supports our voice enhancement software suite of enhancement products previously only available on Quad and higher generation echo cancellers
Quad II T1	Single module including four independent T1 cancellers supporting North American markets	• •	Hybrid Echo Cancellation and built-in voice enhancement technology Cancels 480 T1 lines per rack
Quad II E1	Single module including four independent E1 cancellers supporting international markets and North American gateway applications	• •	Hybrid Echo Cancellation and built-in voice enhancement technology Cancels 480 E1 lines per rack
Quad Voice Processor (QVP)—T1	Narrowband Voice Processor with four independent T1 voice processing modules that support both hybrid echo cancellation and the extensive suite of VQA software	•	High capability voice enhancement technology with industry leading algorithms for noise reduction, level control, acoustic echo control and noise compensation through enhanced voice intelligibility
		•	Processes 480 T1 lines per rack
Quad Voice Processor (QVP)—E1	Narrowband Voice Processor with four independent E1 voice processing modules that support both hybrid echo cancellation and the extensive suite of VQA software	•	High capability voice enhancement technology with industry leading algorithms for noise reduction, level control, acoustic echo control and noise compensation through enhanced voice intelligibility
		•	Processes 480 E1 lines per rack
BVP	Broadband Voice Processor System offering the industry's widest range of interface support, targeted at both North American and international network operators	• • • •	Supports up to 2016 channels per system, Three systems per shelf Transmux capability for OC-3/STM1/DS-3/STS1 Integrated Voice Quality software
Broadband Voice Processor-Flex (BVP-Flex)
	Broadband Voice Processor System with flexible resource cards that permit up to six times the computational power of the previous generation BVP platform with continued support for the industry's widest range of interface support, targeted at both North American and international network operators	• • • •
Supports up to 2016 channels per system,
Three systems per shelf
Transmux capability for OC-3/STM1/DS-3/STS1
Supports both hybrid echo and full VQA features in a variety of hardware and software configurations

Customers

        Voice processing customers.    Our active voice processing customer base has remained relatively constant at just over 80 customers in fiscal 2004 and 2003. Although we have added several new customers in fiscal 2004, they have basically replaced customers that are no longer in business or that have not bought anything from us in the past year. Although we continue to do business with the major North American long distance companies, including AT&T, the majority of our domestic echo revenue is currently being generated by some of the largest domestic wireless carriers including Verizon Wireless and Nextel. Revenues from echo cancellation sales remain highly concentrated. In fiscal 2004, our largest echo cancellation customer, Verizon Wireless, accounted for 37% of our total company revenue and Nextel and AT&T accounted for 23% and 22%, respectively. Our next two largest echo customers accounted collectively for 4% of our total company revenue.

        We market our products, both domestically and internationally; information by geographic region with respect to revenues from external customers and long-lived assets, is set forth in Note 12 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Historically, the majority of our sales have been to customers in the U.S. These customers accounted for approximately 89%, 84% and 83%, of our revenue in fiscal 2004, 2003 and 2002, respectively. Virtually all of our long-lived assets are located in the U.S. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk—We May Experience Unforeseen Problems As We Diversify Our International Customer Base, Which Would Impair Our Ability To Grow Our Business" for a discussion of risks associated with international operations.

        Backlog.    Our backlog for voice processing products was approximately $16.9 million and $5.0 million as of the first business day of June 2004 and 2003, respectively. Our backlog includes orders confirmed with a purchase order, for products to be shipped within 120 days to customers with approved credit status. Backlog also includes shipments classified as deferred revenue, which we expect to recognize as revenue within 120 days. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules, we do not believe that our backlog as of any particular date is necessarily indicative of actual net sales for any future period.

Research and Development

        We have engineering departments dedicated to and focused on designing and developing next generation voice processing products. Our research and development expenses for fiscal 2004, 2003 and 2002, were approximately $10.7 million, $10.0 million and $14.9 million, respectively. We believe that recruiting and retaining qualified engineering personnel will be essential to our continued success.

Manufacturing

        We operate as a "virtual" manufacturing organization by relying on contract manufacturers to assemble our voice processing products. We perform final test, configuration and shipping functions for our voice processing products. We are ISO 9001:2000 and ISO 14001:1996 certified and require that our contract manufacturers have ISO 9000:2000 registration as a condition of qualification. Our raw materials are procured from outside suppliers, primarily through our contract manufacturers. There are several components used in our products which are sole source. We attempt to closely monitor supplies of parts and vendor lead times in an attempt to mitigate the risk of component availability impacting our ability to deliver product to our customers. In cases where we believe that a particular sole source component is too critical or expensive to replace and we believe that there may be availability issues, we have and will continue to buy components in excess of our immediate needs to help mitigate the risk of component shortages in the future. In procuring digital signal processors for our echo cancellation products, we and our contract manufacturers rely on TI as our sole supplier, as our software license agreement with TI stipulates that we will only use their processors to run the licensed TI software. Our future success will depend in significant part on our ability to obtain components on time, at competitive prices, and in sufficient quantities to meet demand. Although we believe that there are currently ample supplies of components, we have experienced part shortages in prior years, which had a direct impact on revenues and results of operations and may experience such shortages again in the future. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk" below for a discussion of risks related to manufacturing our products.

Sales and Marketing

        In fiscal 2004, our overall sales and marketing work force declined from fiscal 2003 levels due to our decision to exit the optical subsystem business in the first quarter of fiscal 2004. We primarily rely on our direct sales force to sell our voice processing products domestically and to a lesser extent, internationally. We have continued to expand our network of value-added resellers, distributors, and sales agents that sell our products internationally, and continued to enhance our web site marketing program, making this an effective marketing and sales tool. In addition, in fiscal 2004 we expanded our domestic and international trade show participation in a further attempt to strengthen our international presence.

Acquisitions and Dispositions

        Our strategy is to increase new product development both through internal staffing and when potential acquisitions provide us with a critical new product and/or a decided time-to-market advantage, through acquisitions.

        On February 1, 2000, we completed our first acquisition by purchasing substantially all of the assets and hiring all the key employees of Telinnovation Corporation, a leading developer of voice enhancement and echo cancellation technology. On April 16, 2002, we sold the echo cancellation software intellectual property, which we had purchased from Telinnovation and all rights to future revenue streams from our existing software licenses to third party network equipment manufacturers to TI in exchange for cash and a license for the echo cancellation software used in our products. This transaction and license agreement with TI reflects a strategic decision to bolster and focus all of our echo-cancellation resources to compete in the echo cancellation systems business, where historically we have generated the vast majority of our revenues and profits. Under the terms of the agreement, we received a total of $26.8 million, of which $18.3 million of cash was received on the closing date of the sale, $5.0 million was paid to us in April 2003 and the final $3.5 million was paid to us in April 2004. In addition, we secured a long-term license of the echo cancellation software from TI, which is used in our echo cancellation systems. The license has an initial four-year free royalty period, after which the royalty rate will be set based on a preferred customer pricing formula stipulated in the sale agreement. With this transaction and licensing agreement with TI, we believe we have maintained the advantage of the echo-cancellation software component of our product, while increasing the funds available to develop new products.

        On May 22, 2003, after careful review, we announced a change to our strategic direction. As of that date we decided to focus all of our assets in continuing to grow our voice processing business, and resultantly we decided to sell our optical subsystem business. In July 2003, we completed the primary step in our planned exit of our optical communications business through the sale of a large portion of the assets of the optical communications business to JDS Uniphase Corporation ("JDSU"). The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (a) approximately $1.4 million was paid to us at closing, (b) $225,000 will be paid to us one year from the closing (subject to reduction in the event any successful indemnification claims are made against us), and (c) up to an additional $4.9 million to be paid to us, which is comprised of up to $900,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any. Additionally, JDSU has indemnification rights for any purchased but unused inventory at June 30, 2004, up to $2.0 million, and certain costs incurred by JDSU in connection with the performance of certain warranty obligations relating to optical products that were sold by us prior to the transaction. During fiscal 2004, we recognized $855,000 associated with the level of revenue generated by JDSU since the close of the sale and a tax benefit of $144,000, which benefit partially offsets the tax provision from continuing operations. However, these incremental proceeds were substantially offset by increased loss accruals associated with exiting our international optical operations and an estimated loss provision associated with our indemnification of the realizable value of the inventory purchased by JDSU. The net effect of these items was reported as an incremental net loss on disposition of discontinued operations of $1.1 million in the Consolidated Statement of Operations. See Note 4 of Notes to the Consolidated Financial Statements.

        We will continue to look to acquire companies that meet market attractiveness and strategic fit criteria. Acquisitions involve numerous risks, which are more fully discussed in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk-Acquisitions and Investments May Adversely Affect Our Business."

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

    •
    Ease of product deployment and installation; and

    •
    Technical support and service.

        Although we believe that we currently compete favorably with respect to all of these factors, we may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. We expect that competition will increase in the future.

        Our principal competitors are Natural Microsystems, which purchased Lucent's echo cancellation business in October 2001, and Tellabs. The other competition in the voice processing market comes from voice switch manufacturers, of which there are at least six companies competing in this space the more formidable of which are Nortel, Lucent, Nokia and Ericsson. These switch manufacturers do not sell echo cancellation products or compete in the open echo cancellation market, but they integrate echo cancellation functionality within their switches, either as hardware modules or as software running on chips. A widespread adoption of internal echo cancellation solutions could present a competitive threat to us if the net result was the elimination of demand for our echo cancellation system products.

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

Patents and Intellectual Property Rights

        Our future success will depend, in part, on our ability to protect our intellectual property. We rely primarily on nondisclosure agreements as well as copyright, trademark, trade secret laws, and other methods to protect our proprietary voice processing technologies and processes, and in the future we may utilize patents, where available. Nevertheless, such measures may not be adequate to safeguard the proprietary technology underlying our voice quality products.

        In connection with the sale of our echo cancellation intellectual property to TI in April 2002, we secured a long-term license of the echo cancellation software from TI. The license has an initial four-year free royalty period, after which the license can be renewed at a royalty rate to be set based on a preferred customer pricing formula stipulated in the sales agreement. We are dependent on the license of this technology and continued support from TI, as it is the fundamental technology incorporated in our echo cancellation products.

        We generally enter into confidentiality agreements with our employees and strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or develop similar technology independently. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the U.S., Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in such countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the U.S. Further, we occasionally incorporate the intellectual property of our customers into our designs, and we have certain obligations with respect to the non-use and non-disclosure of such intellectual property. However, the steps taken by us to prevent misappropriation or infringement of the intellectual property of our company or our customers may not be successful. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Such litigation could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, financial condition and results of operations.

        The telecommunications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights. In the future, we may receive notices of claims of infringement of other parties' proprietary rights. We may not prevail in actions alleging infringement of third-party patents. In addition, in a patent or trade secret action, an injunction could issue against us, requiring that we withdraw certain products from the market or necessitating that certain products offered for sale or under development be redesigned. We have also entered into certain indemnification obligations in favor of our customers and strategic partners that could be triggered upon an allegation or finding of our infringement of other parties' proprietary rights. Irrespective of the validity or successful assertion of such claims, we would likely incur significant costs and diversion of our resources with respect to the defense of such claims, which could also have a material adverse effect on our business, financial condition and results of operations. To address any potential claims or actions asserted against us, we may seek to obtain a license under a third party's intellectual property rights. Under such circumstances, a license may not be available on commercially reasonable terms, if at all.

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

Employees

        As of April 30, 2004, we had 148 employees, 28 of whom were primarily engaged in operations, 51 in research and development, 53 in sales, marketing and technical support and 16 in finance and administration. Our employees are not represented by any collective bargaining agreement, and we have not experienced a work stoppage. We believe our employee relations are good.

Available Information

        You may obtain a free copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports, which we make available as soon as reasonably practicable after our filing or furnishing of these reports with or to the SEC, through our website at www.ditechcom.com. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website should be deemed to be part of this Annual Report.

Item 2—Properties

        Our principal offices and facilities are currently located in two leased buildings totaling approximately 61,000 square feet in Mountain View, California. Of the space occupied, approximately 64% is used for manufacturing and research and development and the balance is used for office space for sales and marketing and general and administrative functions. The term of the lease expires on June 30, 2006. We believe that the space under the combined leases is adequate to meet our needs for at least the next twelve months.

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

Item 4—Submission of Matters to a Vote of Security Holders

        Not Applicable.

Part II

Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Ditech's common stock is quoted on the Nasdaq National Market under the symbol "DITC." The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
First Quarter	$6.70	$3.55	$3.34	$1.70
Second Quarter	$11.90	$5.15	$2.25	$1.15
Third Quarter	$24.80	$10.50	$2.70	$1.75
Fourth Quarter	$22.75	$14.05	$4.20	$2.38

        We have never paid any cash dividends on our common stock. Currently, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends for the foreseeable future. In addition, our credit facility with a bank restricts the payment of dividends.

        According to the records of our transfer agent, there were 140 stockholders of record of Ditech's common stock at July 1, 2004.

        In the three months ended April 30, 2004, we repurchased 833 shares of common stock from a former employee that were subject to repurchase rights due to their issuance under an early exercise of stock options, as reflected in the table below. The shares were repurchased at the original issuance price of $7.19 per share per terms of our repurchase rights outlined in our stock option plans.

Period	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
February 1, 2004 through February 28, 2004	—	—	—	$—
Month #2
March 1, 2004 through March 31, 2004	833	$7.19	—	—
Month #3
April 1, 2004 through April 30, 2004	—	—	—	—

Total	833	$7.19	—	$—

Item 6—Selected Financial Data

        The consolidated statement of operations data for the years ended April 30, 2004, 2003 and 2002, and the consolidated balance sheet data as of April 30, 2004 and 2003, have been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended April 30, 2001 and 2000, as adjusted to give effect to the discontinued operations presentation of our optical business, See Note 4 of the Notes to the Consolidated Financial Statements, and the consolidated balance sheet data as of April 30, 2002,

2001 and 2000, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto, set forth in "Item 8—Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

	Years Ended April 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$69,590	$35,088	$27,214	$104,683	$107,162
Cost of goods sold	23,413	13,543	15,009	31,031	32,250

Gross profit	46,177	21,545	12,205	73,652	74,192

Operating expenses:
Sales and marketing	13,168	12,051	13,277	10,873	7,404
Research and development	10,719	9,952	14,888	17,097	4,945
General and administrative	5,308	5,269	5,980	6,463	4,134
Restructuring charge	275	—	—	—	—
Purchased research and development	—	—	—	—	8,684
Amortization of goodwill and other acquisition related intangible assets	—	—	7,144	7,454	1,860

Total operating expenses	29,470	27,272	41,289	41,887	27,027

Income (loss) from continuing operations	16,707	(5,727)	(29,084)	31,765	47,165
Other income, net	1,294	1,702	3,701	4,853	1,545

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	18,001	(4,025)	(25,383)	36,618	48,710
Provision for income taxes	270	—	4,982	14,647	19,922

Income (loss) from continuing operations before cumulative effect of accounting change	17,731	(4,025)	(30,365)	21,971	28,788
Discontinued operations:
Income (loss) from discontinued operations net of tax provision (benefit) of $129, $128, $(3,695) and $843 for the fiscal year ended April 30, 2003, 2002, 2001 and 2000, respectively	(2,538)	(34,248)	(54,964)	(19,875)	1,215
Loss on disposition, net of $144 tax benefit for the year ended April 30, 2004	(6,998)	—	—	—

Income (loss) from discontinued operations	(9,536)	(34,248)	(54,964)	(19,875)	1,215

Cumulative effect of accounting change	—	(36,837)	—	—	—

Net income (loss)	8,195	(75,110)	(85,329)	2,096	30,003

Accretion of mandatorily redeemable preferred stock to redemption value (a)	—	—	—	—	99

Net income (loss) attributable to common stockholders (a)	$8,195	$(75,110)	$(85,329)	$2,096	$29,904

Per share data:
Basic
Income (loss) from continuing operations before cumulative effect of accounting change	$0.56	$(0.13)	$(1.03)	$0.78	$1.22
Discontinued operations	(0.30)	(1.13)	(1.87)	(0.71)	0.05
Cumulative effect of accounting change	—	(1.21)	—	—	—

Net income (loss) per share attributable to common stockholders	$0.26	$(2.47)	$(2.90)	$0.07	$1.27

Diluted
Income (loss) from continuing operations before cumulative effect of accounting change	$0.53	$(0.13)	$(1.03)	$0.72	$1.07
Discontinued operations	(0.29)	(1.13)	(1.87)	(0.65)	0.04
Cumulative effect of accounting change	—	(1.21)	—	—	—

Net income (loss) per share attributable to common stockholders	$0.24	$(2.47)	$(2.90)	$0.07	$1.11

Number of shares used in per share calculations:
Basic	31,734	30,371	29,380	28,145	23,505

Diluted	33,496	30,371	29,380	30,512	27,016

	April 30,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash and cash equivalents	$94,785	$94,495	$105,909	$110,132	$88,616
Short-term investments	30,724	—	—	—	—
Total assets	150,548	126,441	203,874	262,019	165,152
Long-term debt	—	—	—	—	21
Total stockholders' equity	135,400	116,138	186,938	250,729	153,573

        The selected financial data for the five years ended April 30, 2004 reflects the impacts of our acquisition and disposition activities over this period of time. The key impacts include the write off of in process research costs in fiscal 2000 upon the acquisition of Telinnovation and the related amortization of goodwill and other intangibles and deferred stock compensation until the sale of the underlying software technology at the end of fiscal 2002. In September 2002, we discontinued the development and marketing of our Titanium optical switch product, which resulted in a significant decline in the level of optical losses subsequent to that point in time. In addition, the selected financial data also reflects the disposition of our optical business in July 2003, which resulted in the financial results from our optical business being reported as a discontinued operation for all periods presented and contributed to our ability to return to positive net income during fiscal 2004.

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

Overview

        We design, develop and market equipment used in building, expanding and modernizing telecommunications networks. As a result of announcing our intention to exit our optical communications business and completion of the sale of a substantial portion of assets used in our optical business in the first quarter of fiscal 2004, our continuing operations are currently focused solely on our voice processing products, including our long-standing echo cancellation products. Our initial entrance into the voice processing market was focused on echo cancellation. Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our more recent product introductions have leveraged off the processing capacity of our newer hardware platforms to offer not only echo cancellation but also new VQA features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility. We are currently selling our seventh generation echo cancellation product, which began production shipments in the third quarter of fiscal 2004.

        Since becoming a public company in June 1999, our financial success has been primarily predicated on the success of the domestic wire-line and more recently wireless carriers. During fiscal 2000 and the first half of fiscal 2001, we benefited from the rapid expansion in domestic wire-line infrastructure spending to support increasing demand expectations due to customer growth and the expectations of increased demand from internet traffic. In the latter half of fiscal 2001, as the promise of the internet's growth waned we, along with virtually every other telecommunications equipment supplier, experienced a significant decline in revenues due to a dramatic decline in infrastructure spending by domestic carriers. Over the last three years, wire-line carriers has experienced a modest recovery in spending while wireless carriers have experienced more rapid growth. We expect that our near term revenues will continue to be heavily influenced by the buying trends in the domestic wireless market but expect to see increased demand internationally as our newer voice processing platforms, running our VQA software begin to achieve broader market acceptance.

        Exit of Optical Business.    In May 2003, we announced a change to our strategic direction. We decided to focus all of our assets in continuing to grow our voice processing business, including our echo cancellation and new VQA features, and as a result we decided to sell our optical communications business. In July 2003, we completed the primary step in our planned exit of our optical communications business through the sale of a large portion of the assets of the optical communications business to JDS Uniphase Corporation ("JDSU"). The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (a) approximately $1.4 million was paid to us at closing, (b) $225,000 will be paid to us one year from the closing (subject to reduction in the event any successful indemnification claims are made against us), and (c) up to an additional $4.9 million to be paid to us, which is comprised of up to $900,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any. Additionally, JDSU has indemnification rights related to any purchased but unused inventory at June 30, 2004, up to $2.0 million, and certain costs incurred by JDSU in connection with the performance of certain warranty obligations relating to optical products that were sold by us prior to the transaction. During fiscal 2004, we recognized $855,000 associated with the level of revenue generated by JDSU since the close of the sale. However, these incremental proceeds were substantially offset by increased loss accruals associated with exiting our international optical operations and an estimated loss provision associated with our indemnification of the realizable value of the inventory purchased by JDSU. The net effect of these items was reported as an incremental net loss on disposition of discontinued operations of $1.1 million in the Consolidated Statement of Operations. See Note 4 of Notes to the Consolidated Financial Statements.

        We have been aggressively pursuing the disposition, through sale, sublease or abandonment, of the optical assets not sold to JDSU and the facility leases for our Australian and United Kingdom optical research facilities. As of April 30, 2004, we had exited both the United Kingdom facility and Australian facility leases. Additionally, we had sold all of the optical assets at our two international optical research operations. We are still in the process of disposing of a minor amount of remaining optical assets located in the United States. As a result of exiting the optical business, our consolidated statements of operations reflect the optical business as a discontinued operation for all periods presented. See Note 4 of Notes to the Consolidated Financial Statements.

        Acquisition History.    Since completing our initial public offering in June 1999, we have completed three acquisitions. At the time we made each of these acquisitions, they were made to bring needed technical skills into our research and development groups to aid in new product introductions. The most recent, significant acquisition was in July 2000, when we acquired Atmosphere Networks, Inc. to bring needed technical skills to our optical engineering group. The total value of the acquisition was approximately $82 million, which was accounted for using purchase accounting. In May 2002, we recorded a transitional impairment of the unamortized goodwill balance associated with this acquisition of $36.8 million, which has been reported as a cumulative effect of accounting change.

        Our Customer Base.    Historically the majority of our sales have been to customers in the United States. These customers accounted for approximately 89%, 84% and 83% of our revenue in fiscal 2004, 2003 and 2002, respectively. However, sales to some of our customers in the U.S. may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of our newer voice processing products, which are targeted at GSM networks, international revenue will begin to become a larger percentage of our overall revenue.

        Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 86%, 81% and 74% of our revenue in fiscal 2004, 2003 and 2002, respectively. Consequently, the loss of any one of these customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect in our business.

        Critical Accounting Policies and Estimates.    The preparation of our financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We evaluate these estimates on an ongoing basis, including those related to our revenues, allowance for bad debts, provisions for inventories, warranties and recovery of deferred income taxes receivable. Estimates are based on our historical experience and other assumptions that we consider reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual future results may differ from these estimates in the event that facts and circumstances vary from our expectations. To the extent there are material differences between our ongoing estimates and the ultimate actual results, our future results of operations will be affected as adjustments to our estimates are required. We believe that the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies that are outlined in Note 2 of Notes to the Consolidated Financial Statements, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of April 30, 2004, we had deferred $8.3 million of revenue. To the extent that we have received cash for some or all of a given deferred revenue transaction, it is reported on the Consolidated Balance Sheet as a deferred revenue liability. However, to the extent that cash has not been collected against the deferred revenue transaction, the deferred revenue is reflected as a reduction in the corresponding account receivable balance. Of the $8.3 million of revenue deferred as of April 30, 2004, approximately 94% was associated with deferrals from our largest customers due to contractual terms. In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received. At April 30, 2004, the total amount of revenue deferred due to our assessment that collection was not reasonably assured as of shipment was approximately $515,000.

        Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation allowances, we are constantly monitoring projected demand on a product by product basis. Based on these projections we evaluate the levels of allowances required both for inventory on hand, as well as inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying allowance requirements in a timely manner, sudden changes in future buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in some larger than anticipated write-downs being recognized, such as the OC-3 write-down recorded in fiscal 2002. In the case of the OC-3 write-down, the complete pull back from the forecasted demand by the primary customer for this product resulted in a $3.5 million write-down of the OC-3 inventory. However, in 2003 the addition of a few new major customers helped to utilize a large portion of the inventory, which had been written down resulting in approximately $2.2 million and $455,000 of previously written down inventory being sold in fiscal 2004 and 2003, respectively.

        Cost of Warranty—At the time that revenue is recognized, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on our products ranging from two to five years. The warranty generally provides that we will repair or replace any defective product within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures, which would result in a decrease in gross profits. As of April 30,2004, we had recorded $2.0 million of accruals related to estimated future warranty costs. In general, we have been able to closely estimate the level of warranty exposure on our products, and the level of adjustment required to the reserve has been relatively insignificant. See Note 3 of the Notes to the Consolidated Financial Statements.

Results of Operations

        The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Years Ended April 30,
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	33.6	38.6	55.2

Gross profit	66.4	61.4	44.8

Operating expenses:
Sales and marketing	18.9	34.3	48.8
Research and development	15.4	28.4	54.7
General and administrative	7.6	15.0	22.0
Restructuring charge	0.4	—	—
Amortization of goodwill and other acquisition related intangible assets	—	—	26.2

Total operating expenses	42.3	77.7	151.7

Income (loss) from continuing operations	24.0	(16.3)	(106.9)
Other income, net	1.9	4.9	13.6

Income (loss) from continuing operations before provision for income taxes and cumulative effect of accounting change	25.9	(11.4)	(93.3)
Provision for income taxes	0.4	—	18.3

Income (loss) from continuing operations before cumulative effect of accounting change	25.5	(11.4)	(111.6)
Discontinued operations:
Loss from discontinued operations	(3.7)	(97.6)	(202.0)
Loss on disposition, net of tax benefit for the year ended April 30 2004	(10.0)	—	—

Loss from discontinued operations	(13.7)	(97.6)	(202.0)

Cumulative effect of accounting change	—	(105.0)	—

Net income (loss)	11.8%	(214.0)%	(313.6)%

Discussion of Fiscal Years ended April 30, 2004, 2003 and 2002

        Revenue.

	Years ended April 30,
	2004	2003	2002
Revenue	$69,590	$35,088	$27,214

        The primary reason for the increasing trend in revenue has been the gradual recovery of our echo cancellation product sales since fiscal 2002, which marked our lowest level of sales since becoming a public company. This increase in revenue was largely driven by the addition of several new customers over the past two years and increased sales volumes to existing customers in the wireless carrier space and to a lesser extent the expansion of our international customer base, primarily in the Asia-Pacific and Europe markets. Revenue in fiscal 2003 was largely driven by sales of our BBEC and OC-3 system-based products, as well as the initial sales of our new BVP system. We believe that the introduction of new products during this period of time was a key contributor to acquiring and retaining our key strategic customers, as these new products have provided for ever increasing flexibility for our customers and ease of installation. Our latest product, the BVP flex system, accounted for 22% of our revenue in fiscal 2004 despite the fact that it did not begin production shipment until late in the third quarter of fiscal 2004. Fiscal 2004 also saw the first revenue from our new QVP voice product, which includes our new voice quality features and is primarily targeted to the international GSM market. The predecessor to the BVP Flex, our BVP system, was the single largest source of revenue for both fiscal 2004 and 2003, representing 58% and 30% of revenue, respectively, and our older fourth generation products, the Quad and BBEC system were the primary source of revenue in fiscal 2002. With the introduction of our BVP Flex system, sales of the BVP system declined dramatically in the fourth quarter of fiscal 2004 and are expected to represent a small percentage of future revenue as customers have quickly migrated to our BVP Flex system. We expect that BVP Flex system will remain the primary source of revenue for the majority of the coming fiscal year.

        Geographically, revenue over the three fiscal years has been generated largely from domestic sales, which represented 89%, 84% and 83% of our fiscal 2004, 2003 and 2002 revenue, respectively. The slight increase in the percentage of domestic sales over the three years was largely due to the growth in sales of our echo cancellation products to the domestic wireless telecommunications providers outpacing the growth in our international customer base. Although we have experienced several consecutive quarters of revenue growth, we believe that carrier spending levels have not fully recovered from the decline experienced in the latter half of fiscal 2001. We believe that our growth for the coming year will continue to be driven by a combination of the addition of new domestic and international customers, the continued gradual recovery of the telecommunications market as a whole and the successful customer migration to our new BVP Flex and QVP products, including our new VQA features.

        Cost of Goods Sold.

	Years ended April 30,
	2004	2003	2002
Cost of goods sold	$23,413	$13,543	$15,009

        Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory and warranty expenses and other indirect costs. The increase in cost of goods sold in fiscal 2004 as compared to fiscal 2003 and 2002 was in large part driven by increased unit sales of our echo cancellation products, which contributed to a $6.7 million increase over fiscal 2003 and an $6.5 million increase over fiscal 2002. The other major factors impacting the increase in costs in 2004 has been the write-off of $1.0 million of materials that were deemed too expensive or impractical to refurbish and an increase of approximately $1.2 million in the level of installation costs due to increased shipments and an increase in the level of installation support requested by our customers. Our inventory provisions were $3.6 million, $3.9 million and $3.2 million for fiscal 2004, 2003 and 2002, respectively. We would expect that the trend in cost of goods sold will continue to track fairly closely with the trend in sales and that we will continue to see increased installation activity as we expand internationally. However, we do not expect to experience the same level of product write-offs in the coming year.

        Gross Margin.

	Years ended April 30,
	2004	2003	2002
Gross profit	$46,177	$21,545	$12,205
Gross margin %	66.4%	61.4%	44.8%

        The primary cause for the increase in our stand-alone echo cancellation gross margin was the impact of the OC-3 write-down in fiscal 2002 as compared to fiscal 2004 and 2003. In fiscal 2002, we recorded a $3.5 million special provision, including losses on purchase commitments, for potentially excess OC-3 inventory when our largest customer for the product at that time canceled all planned purchases. Due to the addition of several new OC-3 customers in fiscal 2003, we have been able to sell through the unreserved levels of inventory of this product and have begun selling previously written-down product, which has resulted in a benefit of over $455,000 in fiscal 2003 and $2.2 million in fiscal 2004. The impact of the OC-3 reserve in fiscal 2002 and the benefit in fiscal 2004 and 2003 accounts for approximately 74.5% of the 21.6 percentage point increase in voice processing margins in fiscal 2004 and 85% of the 16.6 percentage point increase in echo cancellation margins during fiscal 2003. There were no special inventory provisions in fiscal 2004 or 2003. The other key factor in the improvement in gross margin is the effect of our relatively fixed manufacturing overhead costs. As these costs have been relatively fixed over the three years while revenue has been steadily improving, we have seen an improvement in our overall gross margin. Although we expect to continue to see improvement in margins due to the fixed nature of our manufacturing costs, we would expect that the benefits from the sale of previously written down products will not be as significant in the future. As a result barring any unusual events, we would expect that margins will continue to approximate the 2004 levels for most of fiscal 2005.

        Sales and Marketing.

	Years ended April 30,
	2004	2003	2002
Sales and marketing	$13,168	$12,051	$13,277

        Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Overall, sales and marketing has remained relatively stable over the last three years with fiscal 2003 showing a modest decline from the 2004 and 2002 levels. Approximately $1.0 million of the decline from fiscal 2002 was driven by declines in salary and related spending, including travel and conferences, as a result of the reductions in workforce that occurred in January and September 2002 and tighter control of discretionary spending. However, sales and marketing expenses have begun to trend back up during fiscal 2004 as we have expanded our efforts to introduce our newer products internationally. We expect that sales and marketing expenses will increase in fiscal 2005 due to continued international expansion efforts and new product introduction costs.

        Research and Development.

	Years ended April 30,
	2004	2003	2002
Research and development	$10,719	$9,952	$14,888

        Research and development expenses primarily consist of personnel costs, and costs associated with contract consultants, equipment and supplies used in the development of voice processing products, as well as amortization of deferred stock compensation associated with the Telinnovation acquisition, which ended in the fourth quarter of fiscal 2002 upon the sale of our echo software technology to TI. The decline in fiscal 2004 and 2003 from the 2002 level of spending is almost entirely due to the cessation of amortization of deferred stock compensation subsequent to the sale of our echo software technology to TI in April 2002. In fiscal 2002, this amortization amounted to $7.3 million, for which there was no corresponding expense in fiscal 2003 and 2004. Research and development expenses (other than amortization of deferred stock compensation associated with the Telinnovation acquisition) increased as a result of spending to bring new voice processing products to market during the past two years. The largest increase was tied to increased headcount and related costs, as our engineering staff grew from 21 employees in fiscal 2002 to 43 and 51 employees in fiscal 2003 and 2004, respectively. In addition, we had increases in depreciation over fiscal 2002 levels of approximately $327,000 and $177,000 in 2004 and 2003, respectively, due to increased levels of lab equipment to support voice processing product development. We expect to continue to experience increases in our research and development spending due to the planned development of new packet based voice processing products in fiscal 2005.

        General and Administrative.

	Years ended April 30,
	2004	2003	2002
General and administrative	$5,308	$5,269	$5,980

        General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. Overall, general and administrative expense has remained relatively constant over the last three years and virtually flat between fiscal 2004 and 2003. The somewhat lower level of spending in fiscal 2004 and 2003 as compared to 2002 is due to reductions in professional services spending in fiscal 2004 and 2003 due in large part to: reduced tax compliance and planning spending; a reduction in bad debt expense from fiscal 2002 levels as several customers filed for bankruptcy in fiscal 2002; reduced printing and graphics costs associated with simplifying our annual financial report; and reduced levels of charitable contributions and temporary labor spending as we attempted to control costs. These factors resulted in an aggregate savings from the fiscal 2002 levels of approximately $635,000 and $598,000 in fiscal 2004 and 2003, respectively. In addition, we experienced a reduction in amortization of deferred stock compensation related to stock options issued prior to our initial public offering. See the discussion in under Stock Compensation below for further details. The savings in fiscal 2004 as compared to 2002 were partially offset by increased allocations of facilities costs due to costs being spread over a smaller employee base which resulted in an increase of $321,000 in general and administrative expenses over fiscal 2002 levels. We expect general and administrative expenses to increase in fiscal 2005 as we continue to expend greater resources to comply with Sarbanes-Oxley requirements that will become applicable for us and as we experience increased insurance costs due to higher business volumes and headcount.

        Amortization of Goodwill and Other Acquisition Related Intangible Assets.    Amortization expense was eliminated in its entirety beginning in fiscal 2003, resulting in a decline of $7.1 million from fiscal 2002. The elimination was due to the sale of our echo cancellation software technology in April 2002, which resulted in the elimination of amortization related to the goodwill and intangibles from our acquisition of Telinnovation

        Restructuring Charge.    The restructuring charge recognized in fiscal 2004 was attributable to the elimination of redundant general corporate level costs, personnel and facilities, that were impacted as a result of exiting the optical business, but did not qualify for inclusion in discontinued operations. These costs included $21,000 of severance and related benefits for impacted employees and an original loss provision of $995,000 associated with the abandonment of approximately 11,000 square feet of space in our Mountain View headquarters. In March 2004, the then unused portion of the loss provision for the building of $741,000 was reversed back through the restructuring charge line. The reversal was predicated on the significant changes that had occurred in our business since the first quarter of fiscal 2004 when the original decision was made to abandon the space. At the time of the original provision, we were projecting what we viewed as good (20%) revenue growth during fiscal 2004, based on our client base and the overall state of the telecommunications industry. However with fiscal 2004 revenue growth reaching almost 100% growth over fiscal 2003, almost five times our plan at the beginning of the year, and an expectation that we will see modest growth again in fiscal 2005, coupled with incremental hiring requirements to begin development of our next generation voice products, the headcount and therefore space demands far exceeded our expectations. As a result, the fiscal year reflects a net loss provision of $275,000 related to our building and employee severance costs. As of April 2004, we had paid all severance and related costs.

        Other Income, Net.

	Years ended April 30,
	2004	2003	2002
Other income, net	$1,294	$1,702	$3,701

        Other income, net consists of interest income on our invested cash and cash equivalent and investment balances, offset by a nominal amount of interest and other expense. The decreasing trend in other income, net was primarily attributable to lower interest rates reducing earnings on our invested balances, and to a lesser extent, a decline in the average invested cash balance primarily during fiscal 2003 and the first half of fiscal 2004. The other key factor in the decline in other income, net was the lack of a gain on disposal of assets, as experienced in fiscal 2002 when we sold our echo cancellation software technology and related assets to TI for a gain of over $500,000. We would expect to see an increase in other income, net, in part as we benefit from a full year of earnings being generated by our new investment strategy, which we expect will yield higher average interest rates. In addition, we believe that absent a further deterioration in overall interest rates, the increase in the average invested balance will contribute to increased interest income levels in fiscal 2005.

        Income Taxes.    Income taxes consist of federal, state and foreign income taxes. The effective tax rate for fiscal 2004 was a provision of 1.5%, as compared to 0.3% and 6.4% in fiscal 2003 and 2002, respectively. The income taxes incurred in fiscal 2004 are due to providing alternative minimum taxes on our domestic operations. The tax provision in fiscal 2003 was primarily related to taxes on our international optical operations. The tax provision in fiscal 2002 was primarily related to providing a valuation allowance against our deferred tax assets as a result of our growing losses at that time. Assuming that our level of profitability continues at the rates experienced over the last couple of quarters of fiscal 2004, it is feasible that the valuation allowance on our deferred tax asset could be partially or completely reversed by the end of fiscal 2005. Until that time, we expect to continue to report minimal income taxes related to our international operations and domestic alternative minimum taxes.

Loss from Discontinued Operations.

	Years ended April 30,
	2004	2003	2002
Loss from discontinued operations	$(2,538)	$(34,248)	$(54,964)
Loss on disposition	(6,998)	—	—

        The decreasing trend in the loss from operations of our discontinued optical business was due in large part to reductions in spending realized subsequent to September 2002, when we discontinued our Titanium optical system product development. As a result, there was a significant decline in spending on salaries and materials. In addition, fiscal 2004 also benefited from reduced spending on optical subsystems marketing and development after our announcement to exit the optical business in May 2003 and the elimination of substantially all optical costs effective the end of July 2003. As all operations related to our optical business have ceased, we do not expect to have any further losses from this discontinued operation.

        The loss on disposition in fiscal 2004 reflects the aggregate loss of $6.9 million realized in the first quarter of fiscal 2004 upon the sale of the optical technology, inventory and certain fixed assets to

JDSU, along with other exit costs associated with abandoning that portion of the optical business not acquired by JDSU. Subsequent adjustments have been made to the recognized loss to reflect incremental sales proceeds associated with the level of revenue generated by JDSU since the close of the sale and estimated tax benefits associated with the year-to-date loss from disposal, which benefit offset the domestic tax provision recognized from continuing operations, less incremental loss accruals associated with closure of our international optical operations and likely indemnification obligations pursuant to the sales agreement with JDSU. The net effect of these items resulted in an incremental loss of approximately $100,000 and was included in the total loss from disposal of our discontinued optical operations of $7.0 million for fiscal 2004 in the Consolidated Statement of Operations. We expect that there will be some additional proceeds from the sale of our optical business to JDSU associated with the level of revenue that they generate in the coming fiscal year and there could be some additional costs associated with closing down the international legal entities that were shut down as a result of exiting the optical business. However, we do not expect that the net effect of these items will be material to our financial condition or results of operations in the coming year.

        Cumulative Effect of Accounting Change.    The $36.8 million cumulative effect of an accounting change reported in fiscal 2003 represents the transitional impairment loss for previously recorded goodwill associated with our acquisition of Atmosphere, which we recorded in connection with our adoption of SFAS 142 effective May 1, 2002. There were no accounting changes in fiscal 2004 or 2002.

Stock-Based Compensation

        We recorded deferred compensation of $1.3 million as of April 30, 1999, as a result of stock options granted in fiscal 1999. We amortized the deferred compensation over the corresponding vesting period of the stock options. As of the third quarter of fiscal 2003, this component of deferred stock compensation had been fully amortized, resulting in no amortization expense during fiscal 2004. We amortized approximately $142,000 and $283,000 of the deferred compensation to general and administrative expense in fiscal 2003 and 2002, respectively.

        Associated with the acquisition of Telinnovation in February 2000, we recorded $23.0 million of deferred compensation related to 400,000 restricted shares granted to the Telinnovation employees. These restricted shares were tied to the employees' continuing employment with Ditech. The deferred compensation was being amortized as research and development expense over the three-year vesting period of the restricted shares. As part of the disposition of our echo software technology to TI, TI became the custodian of these restricted shares and will release them to the Telinnovation employees, who now work for TI, as they are earned. Should a former Telinnovation employee leave their employment prior to earning their restricted shares, the shares would be forfeited to TI. Since all former Telinnovation employees have left our employment and are now working for TI, the net deferred stock compensation of $6.1 million remaining on April 15, 2002 was recognized immediately as part of the sale transaction. Therefore, there was no amortization related to deferred stock compensation associated with our acquisition of Telinnovation in fiscal 2004 and 2003, nor will there be any in the future. We amortized approximately $7.3 million of Telinnovation related deferred compensation in fiscal 2002.

        Associated with the acquisition of Atmosphere on July 25, 2000, we recorded $2.4 million of deferred compensation related to unvested options assumed in the acquisition. This deferred compensation was amortized to research and development expense over the remaining vesting terms of the assumed options, which became fully vested in the first quarter of fiscal 2003. In connection with the acquisition of Atmosphere, we issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as deferred compensation of $17.3 million in August 2000. Subsequent to recording this deferred compensation in August 2000, the gross amount of deferred compensation was reduced from time to time for the impact of option cancellations due to employee terminations. Due to the cancellation of all remaining options, from this August 2000 grant, as part of our option exchange program as described below, the remaining deferred compensation of $1.2 million was recognized in the fourth quarter of fiscal 2003 and no further amortization of this deferred compensation occurred in fiscal 2004. As this deferred compensation was solely attributable to optical operations, the amortization expense has been included in the loss from discontinued operations for all years presented. The Atmosphere-related deferred compensation expense totaled approximately $3.1 million and $4.1 million in fiscal 2003 and 2002, respectively.

        In February 2003, we commenced a voluntary stock option exchange program for our employees, including officers. We implemented this program in order to align employee and stockholder interests while sustaining high levels of performance during the current stagnant economic period. A large number of our employees' stock option exercise prices were significantly higher than the current market price of Ditech common stock and, in an effort to motivate and retain our employees, our Board approved this stock option exchange program. Under this program, eligible employees were offered the opportunity to exchange certain outstanding stock options with exercise prices of $20.00 or more for new replacement options pursuant to the terms of the program. The original options exchanged were canceled on March 19, 2003. On September 23, 2003, we issued options to purchase a total of 165,730 shares of common stock, representing 25% of the number of shares originally subject to options exchanged for those individuals still employed by us on September 23, 2003. (See Note 10 of Notes to the Consolidated Financial Statements).

Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 did not have any effect on our financial position, results of operations, or cash flows.

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supercedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial statements.

Liquidity and Capital Resources

        Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

Cash flows from Operating Activities

	Years ended April 30,
	2004	2003	2002
Cash flow from operating activities	$21,219	$(12,363)	$(13,849)

        The improvement in our cash flow from operations reflects the overall improvement in our operating results due in large part to increased product shipments. In addition, our exiting the optical communications business in the first quarter of fiscal 2004 also favorably impacted our operating results in fiscal 2004 by dramatically reducing the level of spending we had previously invested in this product line. The combination of these two factors, while controlling growth in our voice quality related operating expenses, has contributed to our return to profitability and positive cash flows from operating activities in fiscal 2004. During this same period of time, we have also experienced positive cash flow benefits from changes in the mix of our current assets and liabilities in large part due to favorable revenue linearity and spending control, which helped to reduce the level of accounts receivable while maintaining a consistent level of current liabilities. Although we expect to see positive cash flows from operations in the coming year, they may not be in the same ratio to earnings, largely due to expected increases in accounts receivable as we enter new customer markets internationally, which may prolong payment terms somewhat, and as we introduce new products, which may increase inventory levels.

Cash flows from Investing Activities

	Years ended April 30,
	2004	2003	2002
Cash flow from investing activities	$(31,978)	$173	$7,998

        The change in the trend of cash flows from investing activities is due to two key events. First, in fiscal 2004, we changed our investing strategy to include short-term and long-term investments designed to improve our overall return on invested funds, which accounted for the vast majority of the cash used in fiscal 2004. Partially offsetting this use of cash in fiscal 2004 and contributing to the positive cash flows from investing activities in fiscal 2003 and 2002 was the collection of proceeds from the sale of our echo cancellation software technology in fiscal 2002 and collection of the related purchase price installments in fiscal 2003 and 2004 of $5.0 million and $3.5 million, respectively, and to a lesser degree the collection of sales proceeds from the sale of our optical business in fiscal 2004 of $1.8 million. We expect that investing activities will continue to use cash in the coming year as we continue to utilize longer term investments to help improve the yield on invested cash, although the level of activity is not likely to mirror that experienced in fiscal 2004 when we first implemented the investment strategy. We also plan to continue to invest in capital assets related to new product introductions. In addition, the level of offset from the proceeds from sale of our echo software technology and our optical business should not be as large in fiscal 2005, as we have now collected the full purchase price related to the sale of our echo software technology to TI and have only modest levels of cash expected to be received from the sale of our optical business to JDSU.

Cash flows from Financing Activities

	Years ended April 30,
	2004	2003	2002
Cash flow from financing activities	$11,049	$776	$1,628

        The increase in trend of cash flow from financing activities in fiscal 2004 as compared to the prior two fiscal years is primarily due to funds received upon stock option exercises. The stock option activity in fiscal 2004 was largely due to option exercises by employees impacted by the restructuring of our optical business prior to the cancellation of those options, as well as options exercised by existing employees. Although we expect to continue to have positive cash flows from financing activities due to employee stock plan activity, the level of cash flow will vary depending on market conditions. We further believe that it is unlikely that the cash flows will continue at the pace experienced in fiscal 2004, as the vast majority of cash in flows from former optical employees has been received.

        As of April 30, 2004, we had cash and cash equivalents of $94.8 million as compared to $94.5 million at April 30, 2003. Additionally, we had $30.7 million of short-term investments and $5.0 million of long-term investments as of April 30, 2004, compared to no short-term or long-term investments as of April 30, 2003.

        We have no material commitments other than obligations under operating leases, particularly our facility leases and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We currently occupy approximately 61,000 square feet of space in the two buildings that form our Mountain View, California headquarters. This facility lease expires in June 2006.

        Our contractual commitments, by year in which they become due, are as follows:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years
Operating leases	$4,328	$1,928	$2,362	$38	$—
Purchase commitments	6,062	6,062	—	—	—

Total	$10,390	$7,990	$2,362	$38	$—

        In addition, as part of the optical sale agreement with JDSU, JDSU has the right to require us to indemnify JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, and certain costs incurred by JDSU in connection with the performance of certain warranty obligations relating to optical products that we sold prior to July 16, 2003. As of April 30, 2004, we have recorded an estimated loss provision of $500,000 associated with our indemnification of the purchased but unused inventory, which loss provision was included in the loss on disposition of our discontinued operations.

        We believe that we will be able to satisfy our cash requirements for at least the next twelve months from our existing cash and short-term investments, and receipt of the balance of the sale proceeds from the sale of our optical business, as described above. At this time, we are unsure whether we will renew our $2 million line of credit, which expires in July 2004, as we currently see no immediate need for the facility. The ability to fund our operations beyond the next twelve months will be dependent on the overall demand of telecommunications providers for new capital equipment. Should our customers' capital spending patterns deteriorate from their current levels, we could need to find additional sources of cash during fiscal 2006 or be forced to reduce our spending levels to protect our cash reserves.

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

        WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

        Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 86%, 81% and 74% of our revenue in fiscal 2004, 2003 and 2002, respectively. One of these customers accounted for 37% of our revenues in fiscal 2004. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business. This occurred in fiscal 2001 when Qwest, then our largest customer, substantially discontinued purchasing our product due to the down turn in the telecommunications industry.

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

        WE ARE RELIANT SOLELY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

        We expect that, at least through fiscal 2005, our sole business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenues to date, could limit the rate of growth of our business.

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

        In addition, the sales cycle for our products is typically lengthy. Before ordering our products, our customers perform significant technical evaluations, which typically last up to 90 days or more. Once an order is placed, delivery times can vary depending on the product ordered. As a result, revenue forecasted for a specific customer for a particular quarter may not occur in that quarter. Because of the potential large size of our customers' orders, this would adversely affect our revenue for the quarter.

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

        IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE.

        We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. Although we believe we will achieve our product introduction dates, there is no guarantee that they will not be delayed. The current product introductions, which are of greatest significance, are our new voice quality features, which are being offered on our new BVP-Flex and QVP voice processing hardware platforms. We are currently experiencing numerous customer evaluations of these features around the world and realized our first modest levels of revenue from these new products in the fourth quarter of fiscal 2004, and we expect more significant levels of revenue from these new features beginning in fiscal 2005. However, should the customer evaluation process become protracted or the product not meet the customers' expectations, the timing of our realization of any revenues from these new products could be delayed or not materialize at all.

        We have in the past experienced, and in the future may experience, unforeseen delays in the development of our new products. For example, in fiscal 2002, sales of our fourth generation echo cancellers and our broadband system generated the majority of our echo revenue while sales of our fifth generation, OC-3 echo cancellation system fell short of our expectations due to a sudden decline in projected demand in the third quarter of fiscal 2002 from our primary targeted customer for this product, Qwest. This unexpected drop in demand for the OC-3 product led to the write down of $3.5 million of excess inventory in the third quarter of fiscal 2002. Although we were eventually able to sell this product after having written it down, there can be no assurances that we will be able to sell additional written-down units in the future.

        We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new products; most recently, our BVP Flex and QVP hardware platforms and our voice quality features. Our new and/or existing products may not be able to address evolving demands in the telecommunications market in a timely or effective way. Even if they do, customers in these markets may purchase or otherwise implement competing products.

        WE ANTICIPATE THAT AVERAGE SELLING PRICES FOR OUR PRODUCTS WILL DECLINE IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO BE PROFITABLE.

        We expect that the price we can charge our customers for our products will decline as new technologies become available, as we expand the distribution of products through OEMs, value-added resellers and distributors internationally and as competitors lower prices either as a result of reduced manufacturing costs or a strategy of cutting margins to achieve or maintain market share. If this occurs, our operating results will be adversely affected. We expect price reductions to be more pronounced, at least in the near term, due to our planned expansion internationally. While we intend to reduce our manufacturing costs in an attempt to maintain our margins and to introduce enhanced products with higher selling prices, we may not execute these programs on schedule. In addition, our competitors may drive down prices faster or lower than our planned cost reduction programs. Even if we can reduce our manufacturing costs, many of our operating costs will not decline immediately if revenue decreases due to price competition.

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

        We face competition from two major direct manufacturers of stand-alone voice processing products, Tellabs and Natural Microsystems. The other competition in these markets comes from voice switch manufacturers. These manufacturers don't sell voice processing products or compete in the stand-alone voice processing product market, but they integrate voice processing functionality within their switches, either as hardware modules or as software running on chips. A more widespread adoption of internal voice processing solutions would present an increased competitive threat to us, if the net result was the elimination of demand for our voice processing system products. With the downturn in spending in the telecommunications industry, service providers appear to be exploring these alternative sources of voice processing more thoroughly, while they wait for more robust capital spending budgets to return. If our customers decide to design these alternative sources of voice processing functionality into their future network expansion, it could adversely impact the speed and duration of our sales recovery.

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

        IF INCUMBENT AND EMERGING COMPETITIVE SERVICE PROVIDERS AND THE TELECOMMUNICATIONS INDUSTRY AS A WHOLE EXPERIENCE ANOTHER DOWNTURN OR REDUCTION IN GROWTH RATE, THE DEMAND FOR OUR PRODUCTS WILL DECREASE, WHICH WILL ADVERSELY AFFECT OUR BUSINESS.

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

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at three major financial institutions in the United States. As of April 30, 2004, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempt to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

        Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year are considered short-term investments. Investment securities with remaining maturities of one year or more are considered long-term investments. Our short-term and long-term investments consist primarily of U.S. Government securities and corporate bonds, as well as, commercial paper, asset backed securities and certificates of deposit. Short-term and long-term investments are maintained at one major financial institution, are classified as available-for-sale, and are recorded on the accompanying Consolidated Balance Sheets at fair value.

        The following table presents the hypothetical changes in fair values of our investments as of April 30, 2004, based on a discounted cash flow calculation over the remaining term of each investment, that are sensitive to changes in interest rates. (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points				Valuation of Securities Given an Interest Rate Increase of X Basis Points
				Fair Value as of April 30, 2004
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Total investments	$36,020	$35,920	$35,820	$35,720	$35,616	$35,516	$35,413

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

        The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of April 30, 2004 (in thousands). Carrying value approximates fair value.

	Carrying Value	Average Interest Rate
Cash and cash equivalents	$94,785	0.95%
Short-term investments	30,724	1.32
Long-term investments	4,996	1.75

Total	$130,505	1.05%

        As of April 30, 2003, we did not hold any short-term or long-term investments, and our cash and cash equivalents as of April 30, 2003 were $94.5 million, all of which had maturities of 30 days or less and bore an average interest rate of 1.30%. Due to the short-term nature of these securities, we do not believe that they presented a material risk to shifts in interest rates.

        To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign invoices are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

Item 8—Financial Statements and Supplementary Data

DITECH COMMUNICATIONS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ditech Communications Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ditech Communications Corporation and its subsidiaries at April 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

May 25, 2004
San Jose, California

DITECH COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$94,785	$94,495
Short-term investments	30,724	—
Accounts receivable, net of allowance for doubtful accounts of $404 and $811 at April 30, 2004 and 2003, respectively	6,544	6,249
Inventories	5,955	8,467
Other current assets	2,168	4,510

Total current assets	140,176	113,721
Long-term investments	4,996	—
Property and equipment, net	3,603	8,893
Other assets	1,773	3,827

Total assets	$150,548	$126,441

LIABILITIES
Current liabilities:
Accounts payable	$2,123	$2,323
Accrued expenses	8,885	6,026
Deferred revenue	2,450	121
Income taxes payable	1,690	1,833

Total liabilities	15,148	10,303

Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value: 200,000 shares authorized and 32,915 and 30,480 shares issued and outstanding at April 30, 2004 and 2003, respectively	33	30
Additional paid-in capital	281,190	270,008
Accumulated deficit	(145,785)	(153,980)
Other comprehensive income (loss)	(38)	80

Total stockholders' equity	135,400	116,138

Total liabilities and stockholders' equity	$150,548	$126,441

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended April 30,
	2004	2003	2002
Revenue	$69,590	$35,088	$27,214
Cost of goods sold	23,413	13,543	15,009

Gross profit	46,177	21,545	12,205

Operating expenses:
Sales and marketing	13,168	12,051	13,277
Research and development	10,719	9,952	14,888
General and administrative	5,308	5,269	5,980
Restructuring charge	275	—	—
Amortization of goodwill	—	—	2,177
Amortization of other acquisition related intangible assets	—	—	4,967

Total operating expenses	29,470	27,272	41,289

Income (loss) from continuing operations	16,707	(5,727)	(29,084)

Other income (expense):
Interest income	1,237	1,712	3,148
Gain on sale of echo software technology and related assets	—	—	583
Other income (expense), net	57	(10)	(30)

Total other income	1,294	1,702	3,701

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	18,001	(4,025)	(25,383)
Provision for income taxes	270	—	4,982

Income (loss) from continuing operations before cumulative effect of accounting change	17,731	(4,025)	(30,365)
Discontinued operations:
Loss from discontinued operations net of tax provision of $129 and $128 for the year ended April 30, 2003 and 2002, respectively	(2,538)	(34,248)	(54,964)
Loss on disposition, net of $144 tax benefit for the year ended April 30, 2004	(6,998)	—	—

Loss from discontinued operations	(9,536)	(34,248)	(54,964)
Cumulative effect of accounting change	—	(36,837)	—

Net income (loss)	$8,195	$(75,110)	$(85,329)

Per share data:
Basic:
Net income (loss) from continuing operations before cumulative effect of accounting change	$0.56	$(0.13)	$(1.03)
Loss from discontinued operations	(0.30)	(1.13)	(1.87)
Cumulative effect of accounting change	—	(1.21)	—

Net income (loss)	$0.26	$(2.47)	$(2.90)

Diluted:
Net income (loss) from continuing operations before cumulative effect of accounting change	$0.53	$(0.13)	$(1.03)
Loss from discontinued operations	(0.29)	(1.13)	(1.87)
Cumulative effect of accounting change	—	(1.21)	—

Net income (loss)	$0.24	$(2.47)	$(2.90)

Number of shares used in per share calculations:
Basic	31,734	30,371	29,380

Diluted	33,496	30,371	29,380

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Deferred Stock Compensation	Other Comprehensive Income
	Shares	Amount					Total
Balances, May 1, 2001	29,725	$30	$270,683	$6,459	$(26,443)	—	$250,729
Issuance of stock under employee stock plans	406	—	1,676	—	—	—	1,676
Repurchase of common stock	(13)	—	(26)	—	—	—	(26)
Adjustment to deferred compensation for stock option cancellations	—	—	(2,346)	—	2,346	—	—
Deferred compensation on issuance of stock options	—	—	104	—	(104)	—	—
Tax benefit of employee stock transactions	—	—	2,045	—	—	—	2,045
Elimination of deferred compensation in sale of echo software technology and related assets	—	—	—	—	6,056	—	6,056
Amortization of deferred stock compensation	—	—	—	—	11,787	—	11,787
Net loss	—	—	—	(85,329)	—	—	(85,329)

Balances, April 30, 2002	30,118	30	272,136	(78,870)	(6,358)	—	186,938
Issuance of stock under employee stock plans	362	—	776	—	—	—	776
Adjustment to deferred compensation for stock option cancellations	—	—	(2,904)		2,904	—	—
Amortization of deferred stock compensation	—	—	—	—	3,454	—	3,454
Other comprehensive income (loss)—
Translation gain on international operations	—	—	—	—	—	$80	80
Net loss	—	—	—	(75,110)	—	—	(75,110)

Total comprehensive loss							(75,030)

Balances, April 30, 2003	30,480	30	270,008	(153,980)	—	80	116,138
Issuance of stock under employee stock plans	2,435	3	11,052				11,055
Repurchase of common stock			(6)				(6)
Stock compensation on modification of options to employees hired by JDSU			136				136
Other comprehensive income (loss):
Translation loss on international operations						(80)	(80)
Unrealized loss on available for sale investment securities						(38)	(38)
Net income				8,195			8,195
Total comprehensive income							8,077

Balances, April 30, 2004	32,915	$33	$281,190	$(145,785)	$—	$(38)	$135,400

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended April 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$8,195	$(75,110)	$(85,329)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	6,229	—	—
Depreciation and amortization	2,920	5,371	5,020
Increase (decrease) in provision for doubtful accounts	(250)	100	231
Loss (gain) on disposal of property and equipment	—	61	(5)
Tax benefit of employee stock transactions	—	—	2,045
Deferred income taxes	—	—	22,485
Gain on sale of echo software technology and related assets	—	—	(583)
Amortization of deferred stock compensation	—	3,270	11,787
Amortization of goodwill and other acquisition related intangible assets	—	—	24,584
Impairment of goodwill	—	36,837	—
Restructuring costs and other special charges	—	8,975	—
Other	58	80	—
Changes in assets and liabilities:
Accounts receivable	(45)	(1,080)	11,608
Inventories	565	(678)	2,336
Other current assets	(14)	451	1,504
Income taxes	(143)	16,241	(13,697)
Accounts payable	(200)	(1,377)	(822)
Accrued expenses and other	1,575	(2,725)	2,332
Deferred revenue	2,329	(2,779)	2,655

Net cash provided by (used in) operating activities	21,219	(12,363)	(13,849)

Cash flows from investing activities:
Purchases of property and equipment	(2,052)	(4,754)	(7,774)
Purchase of available for sale investments	(42,975)	—	—
Sales and maturities of available for sales investments	7,172	—	—
Proceeds from sale of echo software technology and related assets	3,500	5,000	17,303
Collection of note receivable and related interest	834	—	—
Proceeds from sale of discontinued optical business	1,793	—	—
Additions to other assets	(250)	(73)	(1,531)

Net cash provided by (used in) investing activities	(31,978)	173	7,998

Cash flows from financing activities:
Repurchase of common stock	(6)	—	(26)
Principal payments under capital lease obligations	—	—	(22)
Proceeds from employee stock plan issuances	11,055	776	1,676

Net cash provided by financing activities	11,049	776	1,628

Net increase (decrease) in cash and cash equivalents	290	(11,414)	(4,223)
Cash and cash equivalents, beginning of year	94,495	105,909	110,132

Cash and cash equivalents, end of year	$94,785	$94,495	$105,909

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND NATURE OF BUSINESS

        Ditech Communications Corporation (formerly Automated Call Processing Corporation) (the "Company") is a Delaware corporation that reincorporated from a California corporation in April 1999. The Company designs, develops and markets telecommunications equipment used to improve the voice quality of long-distance and wireless telephone communications. The Company has established a direct sales force that sells its products in the U.S. and internationally and to a lesser extent utilizes value added resellers (VARs), original equipment manufacturers (OEMs) and distributors, primarily internationally.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

        In May 2003, the Company announced its intention to exit the optical communications portion of its business. In July 2003, the Company executed a sale of a substantial portion of the assets used in the optical business. As a result, the optical business has been presented as a discontinued operation in the Consolidated Statements of Operations for all periods presented. See Note 4 for a further discussion of the discontinued operations.

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

  Warranties

        The Company currently offers warranty on all of its products with terms ranging from two to five years. The warranty generally provides that the Company will repair or replace any defective product within two to five years from the invoice date. A provision for the estimated future cost of warranty is made at the time product revenue is recognized, based on the Company's experience and expectations of future conditions.

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

  Investments

        During fiscal 2004, in an effort to improve the return on invested funds, the Company began to invest in securities with maturities of greater than three months but less than two years. Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year are considered short-term investments. Investment securities with remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist primarily of U.S. Government securities and corporate bonds, as well as, commercial paper, asset backed securities and certificates of deposit. Short-term and long-term investments are currently maintained at one major financial institution, are classified as available-for-sale, and are recorded on the accompanying Consolidated Balance Sheets at fair value. Unrealized holding gains and losses are included as a separate component of other comprehensive income on the accompanying Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in other income, net on the Consolidated Statements of Operations.

  Fair Value of Financial Instruments

        Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are considered to approximate fair value based upon comparable market information available at the respective balance sheet dates.

  Inventories

        Inventories are stated at the lower of standard cost or market. Standard cost approximates cost as determined by using the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

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

        Amortization expense for purchased technology associated with the Telinnovation acquisition was $5.0 million in fiscal 2002. Due to the sale of the Company's echo software technology in April 2002, there was no amortization recorded related to these assets in fiscal 2004 and 2003. Amortization expense for goodwill associated with Telinnovation and goodwill and other acquisition related intangible assets associated with the Atmosphere Networks acquisition was $19.6 million in fiscal 2002. Due to the sale of our echo software technology and the adoption of SFAS 142 in May 2002, there was no amortization for these goodwill and other acquisition related intangible costs in fiscal 2004 or 2003. Amortization associated with the Atmosphere related intangible assets has been reflected in the loss from discontinued operations in fiscal 2002 as it was solely attributable to our optical operations.

  Long-lived Assets

        The Company periodically evaluates the recoverability of its long-lived assets based upon expected undiscounted cash flows and recognizes impairment from the carrying value of long-lived assets, if any, based on the fair value of such assets.

  Certain Risks and Concentrations

        The Company's products are concentrated in the telecommunications equipment industry, which is highly competitive and rapidly changing. Revenues for the Company's products are concentrated with a relatively limited number of customers. Three customers accounted for 37%, 23% and 22% of net revenues during fiscal 2004. Two customers accounted for 53% and 12% of net revenues for fiscal 2003. Two customers accounted for 41% and 13% of net revenues in fiscal 2002. Net revenues from customers outside the United States, which were primarily denominated in U.S. dollars, were 11%, 16% and 13% in fiscal 2004, 2003 and 2002, respectively. The Company's gross accounts receivable were concentrated with two customers at April 30, 2004, (representing 77% and 11% of receivables) and three customers at April 30, 2003 (representing 34%, 18% and 15% of receivables). The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

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

  Foreign Currency Translation

        Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded directly as a separate component of accumulated other comprehensive income. Income and expense accounts are translated at the average rates during the year. Due to the closure of the Company's international optical research offices in the first quarter of fiscal 2004, the cumulative translation adjustment associated with those subsidiaries was realized as part of the discontinued operations in fiscal 2004.

  Comprehensive Income (Loss)

        The comprehensive income (loss) for fiscal 2004 and 2003 was $8,077,000 and $(75,030,000) and included the impact of foreign currency translation adjustments related to the Company's international operations and unrealized gains and losses on available for sale investment securities, net of tax. There was no material difference between the Company's net income and its total comprehensive income for fiscal 2002.

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

        A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Years Ended April 30,
	2004	2003	2002
Historical net income (loss) per share, basic and diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$17,731	$(4,025)	$(30,365)
Loss from discontinued operations	(9,536)	(34,248)	(54,964)
Cumulative effect of accounting change	—	(36,837)	—

Net income (loss)	$8,195	$(75,110)	$(85,329)

Basic:
Weighted average shares of common stock outstanding	31,737	30,390	29,958
Less stock subject to repurchase	(3)	(19)	(578)

Shares used in calculation of basic per share numbers	31,734	30,371	29,380

Income (loss) from continuing operations before cumulative effect of accounting change	$0.56	$(0.13)	$(1.03)
Loss from discontinued operations	(0.30)	(1.13)	(1.87)
Cumulative effect of accounting change	—	(1.21)	—

Net income (loss) per share	$0.26	$(2.47)	$(2.90)

Diluted:
Shares used in calculation of basic per share numbers	31,734	30,371	29,380
Shares subject to repurchase	3	—	—
Dilutive effect of stock plans	1,759	—	—

Shares used in calculation of diluted per share numbers	33,496	30,371	29,380

Income (loss) from continuing operations before cumulative effect of accounting change	$0.53	$(0.13)	$(1.03)
Loss from discontinued operations	(0.29)	(1.13)	(1.87)
Cumulative effect of accounting change	—	(1.21)	—

Net income (loss) per share	$0.24	$(2.47)	$(2.90)

        The computation of diluted net income (loss) per share excluded the following number of options, as their effect was anti-dilutive: 325,000 shares in fiscal 2004, 6,576,000 in fiscal 2003 and 6,450,000 in fiscal 2002.

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

        The Company recorded deferred stock compensation associated with its acquisitions of Telinnovation and Atmosphere in fiscal 2000 and 2001. Prior to the sale of the echo cancellation software technology (see Note 8), the deferred stock compensation associated with the Telinnovation acquisition was amortized to research and development expense over the vesting period of the options. As the deferred stock compensation related to the Atmosphere acquisition was solely attributable to our optical business, it has been reflected in the loss from discontinued operations for fiscal 2003 and 2002. There was no amortization expense for either of these acquisitions in fiscal 2004, as the deferred amounts had been fully amortized during fiscal 2003 and 2002. Amortization expense totaled $3.1 million and $11.4 million in fiscal 2003 and 2002, respectively.

        The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. If compensation cost for the Company's stock option plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) for the years ended April 30, 2004, 2003 and 2002 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	April 30,
	2004	2003	2002
Net income (loss) as reported	$8,195	$(75,110)	$(85,329)
Add: Stock-based compensation expense included in reported net income (loss), net of applicable tax effects	—	3,230	4,393
Deduct: Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	(9,362)	(13,308)	(33,831)

Pro forma net loss	$(1,167)	$(85,188)	$(114,767)

Diluted net income (loss) attributable to common stockholders per share:
As reported	$0.24	$(2.47)	$(2.90)

Pro forma	$(0.03)	$(2.80)	$(3.91)

  Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS 150 did not have any effect on the Company's financial position, results of operations, or cash flows.

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supercedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

3.     BALANCE SHEET ACCOUNTS

        Inventories: Inventories comprised (in thousands):

	April 30,
	2004	2003
Raw materials	$1,527	$4,316
Work in progress	46	185
Finished goods	4,382	3,966

Total	$5,955	$8,467

        During the third quarter of fiscal 2002, the Company recorded an inventory write-down, including purchase commitments, totaling $3.5 million related to additional excess inventory for one of its echo cancellation products. This write-down was due to a sudden and significant decline in the forecasted demand from the Company's primary customer for the product during that quarter, and was calculated in accordance with the Company's policy. Due to stronger than anticipated demand for this echo cancellation product in the latter part of fiscal 2003, the Company benefited from the sale of previously written-down echo cancellers with an original cost of $2.2 million in fiscal 2004 and $455,000 in fiscal 2003 but no carrying value.

        The following tables summarize the Company's investments as of April 30, 2004 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government obligations	$10,806	$2	$(12)	$10,796
Corporate notes	12,836	—	(26)	12,810
Asset backed securities	4,850	1	(3)	4,848
Commercial paper	2,997	—	—	2,997
Certificates of deposit	4,269	—	—	4,269

Total	$35,758	$3	$(41)	$35,720

        These investments were reported as:

Short-term investments	$30,724
Long-term investments	4,996

Total	$35,720

        For the year ended April, 2004, no gains or loss had been realized on the sale of short-term and long-term investments. As of April 30, 2004, net unrealized holding losses of $38,000 were included in other comprehensive income in the accompanying Consolidated Balance Sheets, net of any related tax effect.

        The following table summarizes the maturities of the Company's investments as of April, 2004 (in thousands):

	Cost	Fair Value
Less than one year	$30,752	$30,724
Due in 1-2 years	5,006	4,996

Total	$35,758	$35,720

        The Company did not have any short-term or long-term investments at April 30, 2003.

        Property and Equipment: Property and equipment comprised (in thousands):

	April 30,
	2004	2003
Furniture and fixtures	$1,600	$1,654
Equipment	8,076	15,945
Leasehold improvements	1,061	1,035
Computer software	2,788	3,416

	13,525	22,050
Less: accumulated depreciation and amortization	(9,922)	(13,157)

Total	$3,603	$8,893

        Acquired amortized intangible assets, which are included as a component of Other Assets, comprised (in thousands):

	April 30, 2004
	Gross Carrying Value	Accumulated Amortization
Software licenses	$3,199	$(1,621)
	April 30, 2003
	Gross Carrying Value	Accumulated Amortization
Software licenses	$3,094	$(860)
Other	602	(351)

Total	$3,696	$(1,211)

        The decline in other amortizable assets is related to the discontinuation of our optical business in fiscal 2004 and the resulting impairment of this optical intangible asset. The net book value as of July 2003 of $217,000 was recorded as a loss on disposal in the Consolidated Statement of Operations.

        Amortization expense related to these assets was $865,000 in fiscal 2004 and $1.0 million in fiscal 2003. The decline in amortization expense is primarily related to the impairment of the optical intangible, as previously discussed.

        Estimated amortization future amortization expense is as follows:

Years ended April 30,
2005	$845
2006	733
2007	—
2008	—
2009 and thereafter	—

$1,578

        Accrued Expenses: Accrued expenses comprised (in thousands):

	April 30,
	2004	2003
Accrued employee related	$3,883	$2,878
Accrued warranty	1,980	1,588
Accrued restructuring charges	1,064	29
Accrued professional services	217	243
Other accrued expenses	1,791	1,288

Total	$8,885	$6,026

        Warranties The Company provides for future warranty costs upon shipment of its products. The specific terms and conditions of those warranties may vary depending upon the product sold, the customer and the country in which it does business. However, the Company's warranties generally start from the shipment date and continue for a period of two to five years. As part of the sale of the Company's optical business to JDS Uniphase ("JDSU"), see Note 4, the Company has agreed to indemnify JDSU for warranty costs that JDSU incurs for optical products sold by the Company prior to July 16, 2003. Pursuant to the terms of the agreement with JDSU, JDSU will perform warranty repairs on these products and then bill the Company for the cost of those services at rates stipulated in the agreement.

        Because the Company's products are manufactured to a standardized specification and products are internally tested to these specifications prior to shipment, the Company historically has experienced minimal warranty costs. Factors that affect the Company's warranty liability include the number of installed units, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability, if necessary.

        Changes in the warranty liability, which is included as a component of "Accrued expenses" on the Consolidated Balance Sheet, during the are as follows (in thousands):

	Year ended April 30,
	2004	2003
Balance as of the beginning of the fiscal period	$1,588	$1,178
Provision for warranties issued during fiscal period	898	940
Warranty costs incurred during fiscal period	(526)	(648)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	20	118

Balance as of the end of the fiscal period	$1,980	$1,588

        Guarantees and Indemnifications.    As is customary in the Company's industry, and as required by law in the U.S. and certain other jurisdictions, certain of the Company's contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company's products. From time to time, the Company indemnifies customers against combinations of losses, expenses, or liabilities arising from various trigger events related to the sale and the use of the Company's products and services. In addition, from time to time the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In the Company's experience, claims made under such indemnifications are rare.

        In connection with the sale of the Company's echo cancellation software technology to Texas Instruments (TI) in April 2002 and the sale of the Company's optical business to JDSU in July 2003,

the Company indemnified TI and JDSU for various matters. In April 2004, the indemnifications to TI lapsed without a material cost to the Company. As part of the Company's indemnification to JDSU, it has accrued a loss provision of $500,000 related to probable indemnifications of the realizability of inventory purchased by JDSU.

        As permitted or required under Delaware law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving at the Company's request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner that a person reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

4.     DISCONTINUED OPERATIONS

        On July 16, 2003, the Company completed the primary step in the planned exit of its optical communications business through the sale of a large portion of the assets of its optical communications business to JDSU, pursuant to an Asset Purchase Agreement (the "Purchase Agreement"). The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (i) approximately $1.4 million was paid to the Company at closing, (ii) $225,000 will be paid to the Company one year from the closing (subject to reduction in the event any successful indemnification claims are made against the Company), and (iii) up to an additional $4.9 million to be paid to the Company, which is comprised of up to $900,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any. Additionally, JDSU has the right to require the Company to reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, and certain costs incurred by JDSU in connection with the performance of certain warranty obligations relating to optical products that were sold by the Company prior to July 16, 2003. During the last half of fiscal 2004, the Company recognized $855,000 associated with the level of revenue generated by JDSU since the close of the sale and a $144,000 tax benefit associated with the year-to-date loss from disposal, which benefit offset the domestic tax provision recognized from continuing operations. The incremental sales proceeds and the tax benefit were offset by incremental loss accruals associated with closure of the Company's international optical operations and an estimated loss provision associated with its indemnification of inventory purchased by JDSU which aggregated $1.1 million. The net effect of these items was reported as an incremental net loss on disposal of discontinued operations in the Consolidated Statement of Operations.

        The Company has been aggressively pursuing the disposition, through sale, sublease or abandonment, of assets not included in the Purchase Agreement and facility leases for the Company's Australian and United Kingdom optical research facilities. As of April 30, 2004, the Company had exited the Australian and United Kingdom facility leases and had sold substantially all of the assets at these two international research operations. The Company is still in the process of disposing an insignificant amount of the remaining optical assets located in the United States. As a result of exiting the optical business, the Company's Consolidated Statements of Operations reflect the optical business as a discontinued operation for all periods presented.

        Certain information with respect to the discontinued optical communications business' operations is summarized below (in thousands):

	Year ended April 30,
	2004	2003
Revenue	$1,656	$12,286
Gross profit (loss)	269	(180)
Operating expenses	2,807	33,939
Operating loss	(2,538)	(34,119)
Income tax provision	—	129
Net loss from discontinued operations	(2,538)	(34,248)

        The results of the optical business for the year ended April 30, 2003 include a restructuring charge and loss associated with impaired assets of $6.8 million related to the discontinuation of the Company's Titanium optical system level product. This charge was included in the optical business' operating expenses. In addition, the Company recognized an inventory write-down of $4.2 million related to the Titanium product, which write-down was included in cost of goods sold and resulted in a negative gross margin in fiscal 2003.

        The following table shows the components of the gain (loss) from the disposal of the Company's discontinued operations for the year ended April 30, 2004 (in thousands):

Year ended April 30, 2004
Proceeds from sale	$2,926
Less: Net book value of assets sold	4,671
Transaction costs	221

Loss on sale	(1,966)
Less: Costs to exit remainder of optical business	5,176
Plus: Benefit for income taxes	144

Net loss on disposition	$(6,998)

        Due to the Company's net operating loss carry forward position and related full valuation allowance, no federal or state tax benefit was recorded associated with the loss on the disposal of the optical business prior to the third quarter of fiscal 2004. Since the third quarter of fiscal 2004, a tax benefit from the disposition of $144,000 was recognized, which offset the tax provision from continuing operations. The costs of exiting the optical business included severance and related costs for optical employees not hired by JDSU of $1.6 million, of which $1.4 million had been paid as of April 30, 2004, impairment of optical assets not acquired by JDSU of $2.6 million, other exit costs associated with closure of international optical subsidiaries of $530,000 and losses associated with abandonment of facility leases related to the Company's UK and Australian optical development operations of $497,000. Associated with the closure of our international optical operations we have identified approximately $300,000 of potential additional closure costs, which may need to be paid to fully dissolve our international operations. We are currently negotiating to mitigate these costs; as a result a probable and estimable loss has not been incurred. At such time that a loss becomes probable and estimable related to this matter, we will record such loss provision as an additional adjustment to the loss from exiting the optical business.

5.     RESTRUCTURING AND OTHER SPECIAL CHARGES

        As a result of the Company's decision to exit the optical communications business in the first quarter of fiscal 2004, the Company incurred certain restructuring charges associated with general costs that did not qualify for discontinued operations treatment. The restructuring was designed to reduce the level of certain general costs that were deemed excess as a result of the Company's decision to exit its optical business and included a loss reserve for excess leased space in the Company's Mountain View, California headquarters and severance of certain corporate level employees.

        As a result of this restructuring, the Company recorded restructuring charges of $275,000, which have been classified as operating expenses. The following paragraphs provide detailed information on each of the components of the restructuring charges, which were recorded in the first quarter of fiscal 2004.

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

        Lease Loss Provision.    The Company initially recorded a $995,000 restructuring charge associated with the abandonment of excess leased space in its Mountain View headquarters. The charge was based on the monthly rental and related costs on the abandoned space of approximately 11,000 square feet less the anticipated sublease income that the Company hoped to derive from the space based on current market conditions in the Mountain View area and impairment of leasehold improvements associated with the abandoned space. In March 2004, the then remaining portion of the loss provision for the building of $741,000 was reversed back through the restructuring charge line, when the Company made the decision to begin using the space again. The reversal was predicated on the significant changes that had occurred in the Company's business since the first quarter of fiscal 2004 when the original decision was made to abandon the space. At the time of the original provision, the Company was projecting what it viewed as good (20%) revenue growth during fiscal 2004, based on the Company's client base and the overall state of the telecommunications industry. However with fiscal 2004 revenue growth approximating almost 100% growth over fiscal 2003, almost five times the Company's plan at the beginning of the year and an expectation that the Company would see modest growth again in fiscal 2005, coupled with incremental hiring requirements to begin development of the Company's next generation voice products the headcount and therefore space demands far exceeded the Company's expectations. As a result, the fiscal year reflects a net loss provision of $254,000 related to our facility lease,

        As of the end of April 2004, virtually all of the costs associated with the severances and related benefits and the lease costs while the facility was abandoned had been paid.

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

        Due to the adoption of SFAS 142, the Company ceased amortizing goodwill effective May 1, 2002. Had SFAS 142 been adopted for the year ended April 30, 2002, the Company would not have recorded goodwill amortization expense of $19.6 million. The following table summarizes (in thousands, except per share amounts) the Company's net loss adjusted to exclude goodwill amortization expense and the related tax effect, as if amortization had ceased effective May 1, 2000. The net loss for the year ended April 30, 2003 includes the transitional impairment loss of $36.8 million related to adoption of SFAS 142.

	Year ended April 30
	2003	2002
Reported net loss	$(75,110)	$(85,329)
Goodwill amortization, net of tax	—	19,617

Adjusted net loss	$(75,110)	$(65,712)

Basic loss per share:
As reported	$(2.47)	$(2.90)

Adjusted	$(2.47)	$(2.24)

Diluted loss per share:
As reported	$(2.47)	$(2.90)

Adjusted	$(2.47)	$(2.24)

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

        At April 30, 2004, future minimum payments under the leases are as follows (in thousands):

Years ended April 30,
2005	$1,928
2006	1,985
2007	377
2008	38
2009 and thereafter	—

$4,328

        Rent expense under all leases for the years ended April 30, 2004, 2003 and 2002, was $2,311,000, $2,752,000 and $2,742,000, respectively. Included in these rent amounts was $71,000, $255,000, and $205,000 in fiscal 2004, 2003 and 2002, respectively, which was related to rent at the Company's international optical operations and has been reflected in discontinued operations and $254,000 in fiscal 2004 which is included in the restructuring charge.

  Credit Facility

        Effective August 28, 2003, the Company renewed its $2.0 million operating line of credit agreement with its bank. The renewed line of credit expires on July 31, 2004. Advances under the line bear interest at the rate of prime plus 0.25%. The credit facility is collateralized by substantially all of the Company's current and future assets. The credit facility provides for certain financial covenants, including but not limited to: minimum tangible net worth of $75 million plus 50% of all proceeds from the sale of subordinated debt or equity securities subsequent to August 7, 2002; and minimum unrestricted cash of at least $20 million. The facility also restricts the payment of dividends and limits the Company's ability to dispose of all or substantially all of its assets or to merge with another company. As of April, 2004, the Company had no borrowings outstanding under the line of credit.

8.     SALE OF ECHO CANCELLATION TECHNOLOGY

        On April 16, 2002, the Company sold its echo cancellation and voice enhancement software technology, the associated product licenses and all of the related assets to Texas Instruments ("TI") for an aggregate price of $26.8 million. Of the total price, $18.3 million was paid in cash on the closing, $5 million was received in April 2003 on the first anniversary of the closing date and the balance of $3.5 million was collected in April 2004. Concurrent with the closing of the sale, all of the individuals employed in the echo cancellation software group, including those individuals assumed as part of the Telinnovation acquisition in February 2000, were hired by TI. Additionally, in connection with the sale, Ditech received, at no cost, a license from TI and Telogy Networks, Inc., a wholly owned subsidiary of TI, to use the existing echo cancellation and voice enhancement software and any enhancements in Ditech's products for a period of four years. A value of $3.0 million was assigned to this four year license period, which value is being amortized to cost of goods sold over the four year term. After this initial four year period expires, Ditech can license the software technology on a per unit royalty formula based on the most favorable rates offered by TI to other customers.

        The sale resulted in a net gain of $583,000, which was reported as part of other income, net in fiscal 2002. The gain was calculated as follows (in thousands):

Proceeds from sale	$26,800
Less:
Goodwill	6,341
Purchased technology	11,469
Deferred stock compensation	6,056
Property and equipment	18
Existing license	1,354
Transaction costs	979

Net gain on sale	$583

9.     PREFERRED STOCK

        Ditech is authorized to issue, from time to time, in one or more series, 5,000,000 shares of preferred stock at a $0.001 par value. The Board of Directors may determine the rights, preferences, privileges and restrictions granted or imposed upon any series of preferred stock. As of April 30, 2004, no preferred stock was outstanding.

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

10.   STOCKHOLDERS' EQUITY

  Employee Stock Purchase Plan

        In March and April 1999, the Board adopted, and the stockholders approved, the Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which an aggregate of 1,416,666 shares of common stock has been reserved as of April 30, 2004. Employees who participate in an offering period can have up to 10% of their earnings withheld pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of the common stock on specified dates determined by the Board. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or on the specified purchase date. In fiscal 2004, 2003 and 2002, shares purchased under the plan totaled 175,310, 332,048 and 284,067 shares, respectively. As of April 30, 2004, 424,985 shares remain available for issuance under the Purchase Plan.

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

        In August 2000, the Board of Directors adopted the 2000 Non-Qualified Stock Plan. A total of 5,000,000 shares have been reserved under this stock option plan as of April 30, 2004. The terms of non-statutory options granted under this plan are substantially consistent with non-statutory options granted under the 1997 and 1998 plans.

        All options under all option plans described above are immediately exercisable and have a ten-year term. Shares issued through early option exercises are subject to the Company's right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of April 30, 2004, 1,776 shares were subject to repurchase.

        In March 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan. Under this stock option plan an aggregate of 650,000 shares are reserved as of April 30, 2004. Options granted under the plan have a 5-year term. One-time initial automatic grants of 50,000 shares each are made upon a director's initial appointment and are subject to annual vesting over a four-year period. Annual automatic grants of 10,000 shares each are made on the date of each annual meeting of stockholders to each incumbent director (provided they have served as a director for at least six months) and are fully vested at the grant date.

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

        On September 23, 2003, the Company granted options for the purchase of 165,730 shares of its common stock pursuant to the option exchange program at an exercise price equal to the market value of the Company's stock on that day of $10.35 per share. The decline in the number of shares granted under the option exchange program from that originally eligible was due to employee terminations that occurred primarily in the first quarter of fiscal 2004 as a result of exiting the optical communications business and the related restructuring.

        Activity under the stock option plans referenced above was as follows (in thousands, except per share amounts):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Exercise Price	Aggregate Price	Weighted Average Exercise Price
Balances, May 1, 2001	763	5,958	$0.41 - $85.75	$123,732	$20.76
Reservation of shares	1,500
Options granted	(1,381)	1,381	$4.19 - $7.12	7,724	$5.59
Options exercised	—	(122)	$0.41 - $5.50	(234)	$1.91
Options canceled	754	(767)	$7.19 - $79.50	(11,752)	$15.32

Balances, April 30, 2002	1,636	6,450	$0.41 - $85.75	119,470	$18.52
Reservation of shares	2,100
Options granted	(2,984)	2,984	$1.23 - $2.92	8,135	$2.73
Options exercised	—	(31)	$0.41 - $2.92	(51)	$1.65
Options canceled	2,443	(2,827)	$1.48 - $85.75	(86,594)	$30.62

Balances, April 30, 2003	3,195	6,576	$0.41 - $79.50	40,960	$6.23
Reservation of shares	250
Options granted	(2,400)	2,400	$4.13 - $18.75	21,600	$9.00
Options exercised	—	(2,260)	$0.41 - $14.45	(10,808)	$4.78
Options canceled	975	(992)	$1.77 - $76.00	(9,296)	$9.37

Balances, April 30, 2004	2,020	5,724	$0.41 - $79.50	$42,456	$7.42

        Options outstanding and exercisable at April 30, 2004 (in thousands, except life and per share amounts):

	Options Outstanding			Options Exercisable
			Weighted Average Remaining Contractual Life (in Years)
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
$0.41 - $2.85	880	$2.42	7.39	805	$2.42
$2.92 - $7.12	948	$4.19	7.73	948	$4.19
$7.18 - $8.41	919	$7.23	6.69	919	$7.23
$8.56 - $8.76	1,977	$8.76	9.42	1,977	$8.76
$8.82 - $79.50	1,000	$12.38	6.58	1,000	$12.38

$0.41 - $79.50	5,724	$7.42	7.89	5,649	$7.48

        The estimated weighted average fair value of options granted during fiscal years 2004, 2003 and 2002 was $5.52, $1.93 and $4.38 per share, respectively. The estimated weighted average fair value of shares granted under the Employee Stock Purchase Plan was $0.58, $0.76 and $2.27 in fiscal 2004, 2003 and 2002, respectively.

        The fair value of options granted under the Company's stock option plans during fiscal 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option pricing model. The model utilized the multiple option approach with the following weighted average assumptions used: no dividend yield, expected volatility of 91%, 107% and 123% in fiscal 2004, 2003 and 2002, respectively, risk-free interest rates of 2.38%, 3.08% and 4.01% in fiscal 2004, 2003 and 2002, respectively, and expected life of four years for the option plans. The Employee Stock Purchase Plan used the following weighted average assumptions: no dividend yield, expected volatility of 58%, 77% and 71% in fiscal 2004, 2003 and 2002, respectively, risk-free interest rates of 1.63%, 1.77% and 2.80% in fiscal 2004, 2003 and 2002, respectively, and expected life of six months. Forfeitures are recognized as they occur.

        During fiscal 1999, the Company granted options to certain employees under the 1997 Stock Plan and 1998 Stock Option Plan with exercise prices below the deemed fair market value of the Company's common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred compensation for the difference between the exercise price of the stock options and the fair market value of the Company's shares at the date of grant. This deferred compensation has been amortized to expense over the period during which the options become exercisable, generally four years. At April 30, 1999, the Company had recorded deferred compensation related to these options in the total amount of $1.3 million, of which $142,000 and $283,000 had been amortized to general and administrative expense during 2003 and 2002, respectively. The deferred compensation was fully amortized during fiscal 2003, and no further amortization will occur for this item. The gross amount of deferred compensation was reduced from time to time for option cancellations due to employee terminations and was fully amortized during fiscal 2003.

        In connection with the acquisition of Atmosphere Networks, the Company issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as initial deferred compensation of $17.3 million in August 2000. The gross amount of deferred compensation has been reduced from time to time for option cancellations due to employee terminations. As part to the stock option exchange program undertaken in the fourth quarter of fiscal 2003, discussed above, all remaining shares under option from this option grant were canceled. As such, all remaining deferred compensation that existed as of the closing date of the tender period was recognized as expense in the fourth quarter of fiscal 2003 and no further amortization will occur for this item. In fiscal 2003 and 2002, $3.1 million and $3.4 million, respectively, of this deferred compensation was amortized and included in the loss form discontinued operations as it was solely attributable to our optical operations.

11.   INCOME TAXES

        The provisions for income taxes reflected in the statements of operations for the years ended April 30 consist of (in thousands):

	2004	2003	2002
Current:
Federal	$76	—	$(17,505)
State	—	—	2
Foreign	50	$129	128

Total current	$126	129	(17,375)

Deferred:
Federal	—	—	19,291
State	—	—	3,194

Total deferred	—	—	22,485

Total	$126	$129	$5,110

        The deferred tax provisions for fiscal 2004, 2003 and 2002 reflect the tax effects of changes in the amounts of temporary differences during each year, offset by the establishment of a full valuation allowance against the net deferred tax asset position, due to uncertainty surrounding the realization of the benefit of such assets. Management periodically evaluates the recoverability of the deferred tax assets and will recognize the tax benefit only as reassessment demonstrates they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The income tax benefit associated with nonqualified stock options and disqualifying dispositions of incentive stock options and employee stock purchase plan stock is recorded as an increase to additional paid in capital.

        The components of the Company's deferred tax assets and liabilities at April 30 consisted of (in thousands):

	2004	2003
Deferred tax assets (liabilities):
Uniform capitalization	$677	$618
Depreciation	267	267
Inventory reserves	4,691	5,618
Other reserves and accruals	2,203	1,315
Purchased technology, goodwill and other intangibles	868	999
Tax credits	7,545	6,684
Net operating losses	35,978	32,008

Total deferred tax assets	52,229	47,509
Less valuation allowance	(52,229)	(47,509)

Net deferred tax assets	$—	$—

        The Company has federal and state tax net operating loss carryforwards of approximately $90.2 million and $107.7 million, respectively, available to offset future taxable income. The Company has federal and state tax credit carryforwards of approximately $5.4 million and $3.1 million, respectively. The net operating loss and tax credit carryforwards expire between 2005 and 2024 if not utilized. The Company's tax net operating loss and tax credit carryforwards include federal and state net operating loss carryforwards of approximately $27.2 million and $17.6 million, respectively, generated by Atmosphere Networks prior to its acquisition, and are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

        The Company's effective tax rate differs from the U.S. federal statutory income tax rate for the years ended April 30, principally due to the following:

	2004	2003	2002
Tax provision (benefit) at federal statutory rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal benefit	5.7	(5.7)	(5.9)
Non-deductible goodwill and other intangible amortization	3.8	3.2	7.5
Tax-exempt interest income	—	—	(0.1)
Valuation allowance	(39.8)	37.4	41.3
Other, including non-deductible expenses	(3.2)	0.4	(1.4)

Effective tax rate	1.5%	0.3%	6.4%

12.   REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

        As a result of the Company exiting the optical communications business in the first quarter of fiscal 2004, that segment is now being reported as a discontinued operation in the consolidated statements of operations for all periods presented. As such, the Company currently operates in a single segment, voice quality products, and segment data will no longer be reported.

        The Company's revenues from external customers by geographic region, based on ship to destination, were as follows (in thousands):

	Years ended April 30,
	2004	2003	2002
USA	$61,916	$29,305	$22,528
Asia Pacific	1,348	1,382	544
Canada	1,914	1,926	2,424
Latin America	547	572	1,715
Europe	3,865	1,903	3

Total	$69,590	$35,088	$27,214

        The Company's long lived assets by geographic region were as follows (in thousands):

	As of April 30,
	2004	2003
USA	$3,552	$7,358
United Kingdom	51	803
Australia	—	732

Total	$3,603	$8,893

        The decline in long-lived assets during fiscal 2004 is due to the sale and/or impairment of optical long-lived assets due to exiting the optical business. As the Company's international operations in the United Kingdom and Australia were primarily dedicated to optical research, substantially all of their assets have been sold or impaired.

13.   PROFIT SHARING PLAN

        The Company maintains a 401(k) profit sharing plan for all eligible employees. Employees may contribute to the Plan based on statutory limits. Any Company contributions are at the discretion of the Board of Directors. The Company made contributions to the Plan during fiscal 2004, 2003 and 2002 of $45,000, $70,000 and $55,000, respectively.

14.   RELATED PARTY TRANSACTION

        In October 2001, the Company advanced its Vice President of Optical Sales $750,000 under a secured note receivable agreement. The note, which was classified as other long-term assets on the balance sheet, was due with interest at the rate of 4.59% on November 1, 2004. The note was full recourse and secured by an investment account owned by the Vice President of Optical Sales, which has in excess of $750,000 of debt and equity instruments. The note and all accrued interest was repaid by the Vice President in the first quarter of fiscal 2004.

15.   SUPPLEMENTAL CASH FLOW INFORMATION

        (in thousands)

	Years ended April 30,
	2004	2003	2002
Operating:
Interest paid	$11	$11	$31
Income taxes paid	64	50	11
Non-cash financing and investing activities:
Deferred stock compensation	—	(2,904)	(2,346)
Deferred compensation associated with stock options issued to consultants	—	—	104

SUPPLEMENTARY FINANCIAL DATA (unaudited)

        The following quarterly data reflects the treatment of the Company's optical business, which was sold in July 2003, as a discontinued operation. See Note 4 of the Notes to the Consolidated Financial Statements (in thousands, except per share data).

	Fiscal 2004				Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$10,717	$14,487	$21,303	$23,083	$7,581	$8,314	$9,147	$10,046
Gross profit	$6,963	$9,550	$14,042	$15,622	$4,290	$4,890	$5,960	$6,405
Income (loss) from continuing operations before cumulative effect of accounting change	$(516)	$2,926	$6,830	$8,491	$(2,288)	$(1,749)	$(357)	$369
Net income (loss)	$(9,925)	$2,893	$6,925	$8,302	$(48,072)	$(19,593)	$(3,608)	$(3,837)
Basic per share data
Income (loss) from continuing operations before cumulative effect of accounting change	$(0.02)	$0.09	$0.21	$0.26	$(0.08)	$(0.06)	$(0.01)	$0.01
Net income (loss)	$(0.32)	$0.09	$0.21	$0.25	$(1.59)	$(0.65)	$(0.12)	$(0.13)
Diluted per share data
Income (loss) from continuing operations before cumulative effect of accounting change	$(0.02)	$0.09	$0.20	$0.24	$(0.08)	$(0.06)	$(0.01)	$0.01
Net income (loss)	$(0.32)	$0.09	$0.20	$0.24	$(1.59)	$(0.65)	$(0.12)	$(0.13)

Item 9—Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

        Not Applicable.

Item 9A—Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2004. Based on this evaluation, Messrs. Montgomery and Tamblyn concluded that our disclosure controls and procedures were effective as of April 30, 2004 to provide a reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and Form 10-K. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For example, controls can be circumvented by a person's individual acts, by collusion of two or more people or by management override of the control. Because a cost-effective control system can only provide reasonable assurance that the objectives of the control system are met, misstatements due to error or fraud may occur and not be detected.

        In addition, we reviewed our internal controls, and there were no changes in our internal control over financial reporting during the quarter ended April 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10—Directors and Executive Officers of the Registrant

        Directors.    Information concerning our Directors is incorporated by reference to the section entitled "Proposal 1—Election of Directors" contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than August 29, 2004 in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held September 17, 2004 (the "Proxy Statement").

        Executive Officers.    Information concerning our Executive Officers is set forth under the section entitled "Executive Officers of Ditech" in the Proxy Statement and is incorporated herein by reference.

        Section 16(a) Beneficial Ownership Reporting Compliance.    Information concerning compliance with Section 16(a) of the Securities Act of 1934 is set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement and is incorporated herein by reference

        Code of Business Conduct and Ethics.    The information required by this Item with respect to our code of conduct and ethics is incorporated herein by reference from the section captioned "Proposal 1—Election of Directors-Code of Business Conduct and Ethics" contained in the Proxy Statement.

Item 11—Executive Compensation

        The information required by this Item is set forth in the Proxy Statement under the captions "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

        The information required by this Item with respect to security ownership of beneficial owners and management is set forth in the Proxy Statement under the caption, "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference.

        The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is set forth in the Proxy Statement under the caption "Equity Compensation Plan Information." Such information is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions

        The information required by this Item is set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions." Such information is incorporated herein by reference.

Item 14—Principal Accountant Fees and Services

        The information required by this Item is set forth in the Proxy Statement under the heading "Proposal 2—Ratification of Selection of Independent Auditors." Such information is incorporated herein by reference.

Part IV

Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as part of this Form 10-K:

(1)
Financial Statements

    Reference is made to the Index to Consolidated Financial Statements of Ditech Communications Corporation under Item 8 in Part II of this Form 10-K.

  (2)
  Financial Statement Schedules

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended April 30, 2002
Allowance for doubtful accounts(1)	$597	$231	$(88)	$740
Provision for excess and obsolete inventory(2)	$2,802	$3,382	$(827)	$5,357
Year ended April 30, 2003
Allowance for doubtful accounts(1)	$740	$100	$(29)	$811
Provision for excess and obsolete inventory(2)	$5,357	$8,328	$(2,393)	$11,292
Year ended April 30, 2004
Allowance for doubtful accounts(1)	$811	$—	$(407)	$404
Provision for excess and obsolete inventory(2)	$11,292	$3,648	$(4,948)	$9,992

(1)
The additions to the allowance for bad debts included $76,000 of additions for optical customers, which expense charges have been reported as a component of the loss from discontinued operations for fiscal 2003. There were no provisions related to optical customers in fiscal 2004 and 2002. The deductions to the allowance for bad debts included $61,000 of deductions for the write off of optical customer receivables in fiscal 2004. There were no deductions in 2003 or 2002 related to optical receivables.

(2)
The additions to the provision for excess and obsolete inventory included $20,000, $4.4 million and $154,000 of additions for optical inventory, which expense charges have been reported as a component of the loss from discontinued operations for fiscal 2004, 2003 and 2002, respectively. The large increase in the provision in fiscal 2003 is related to incremental write-downs associated with our abandonment of the Titanium optical switch product in fiscal 2003. The deductions to the provision for excess and obsolete inventory included $2.7 million and $260,000 of deductions for optical inventory in fiscal 2004 and 2003, respectively. There were no optical related deductions from the provision for excess and obsolete inventory in fiscal 2002. The large deduction activity in fiscal 2004 related to the scrapping of excess and obsolete optical components primarily for our Titanium optical switch product that was abandoned in fiscal 2003 and to a lesser degree the sale of inventory to JDSU as part of our exiting the optical business.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Stockholders of Ditech Communications Corporation:

        Our audits of the consolidated financial statements referred to in our report dated May 25, 2004, appearing on page 36 of this Annual Report to Shareholders on Form 10-K of Ditech Communications Corporation also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
May 25, 2004

  (3)
  Exhibits

  The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech and JDSU.
3.1(4)	Restated Certificate of Incorporation of Ditech
3.2(5)	Bylaws of Ditech, as amended and restated on March 28, 2002
3.3(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(7)	Lease Agreement, dated August 18, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended January 25, 1999
10.2(7)(8)	1997 Stock Option Plan
10.3(8)(12)	1998 Amended and Restated Stock Option Plan
10.4(8)(15)	1999 Employee Stock Purchase Plan
10.5(8)(15)	1999 Non-Employee Directors' Stock Option Plan
10.6(7)(8)	Employment Agreement, dated October 3, 1997, as amended September 15, 1998, between Ditech and Timothy Montgomery
10.7(8)(14)	1999 Non-Officer Equity Incentive Plan
10.8(5)(8)	Employment Offer, dated June 19, 2001, between Ditech and Lowell Trangsrud
10.9(8)(11)	Employment Offer, dated as of April 30, 2002, between Ditech and Sandeep Pombra
10.10(12)	Loan and Security Agreement, dated August 7, 2002, by and between Ditech and Comerica Bank-California
10.12(8)(13)	Employment Letter, dated April 25, 2002 between Ditech and Lee House
10.16(7)(8)	Form of Indemnity Agreement to be entered between Ditech and each of its current executive officers and directors
10.18(7)	Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
10.19(7)(8)	Form of option agreement under the 1997 Stock Option Plan

10.20(7)(8)	Form of option agreement under the 1998 Stock Option Plan
10.21(9)(10)	Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation
10.26(3)	Second Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LLC
10.28(8)(12)	2000 Non-Qualified Stock Option Plan
10.31(1)(9)	Software License Agreement, dated as of April 16, 2002, by and between Ditech and Telogy
10.32(9)(16)	Amendment No. 1 to Telogy Software License between Ditech Communications Corporation and Texas Instruments Incorporated, dated May 21, 2003
10.33(17)	First Amendment to Loan and Security Agreement dated August 28, 2003 between Ditech Communications Corporation and Comerica Bank—California
10.34(8)(17)	Employment Agreement, dated September 16, 2003, between Ditech Communications Corporation and Jim H. Grady
21.1	Subsidiaries of Ditech Communications Corporation
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference from the exhibit with corresponding number from Ditech's Report on Form 8-K, filed April 30, 2002.

(2)
Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed July 30, 2003.

(3)
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

(9)
Confidential treatment has been granted as to a portion of this exhibit. The confidential portion of such exhibit has been omitted and filed separately with the Commission.

(10)
Incorporated by reference from the exhibit with the corresponding exhibit number from Ditech's Quarterly Report on Form 10-Q for the quarter ending July 31, 1999.

(11)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending July 31, 2002, filed August 29, 2002.

(12)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending October 31, 2002, filed December 16, 2002.

(13)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending January 31, 2003, filed March 14, 2003.

(14)
Incorporated by reference to the exhibit with the corresponding title from Ditech's Tender Offer Statement on Schedule TO, filed February 19, 2003.

(15)
Incorporated by reference to the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (No. 333-110821), filed November 26, 2003.

(16)
Incorporated by reference from the exhibit with the corresponding number from Ditech's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003, filed September 15, 2003.

(17)
Incorporated by reference from the exhibit with the corresponding number from Ditech's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003, filed December 8, 2003.

(b)
Reports on Form 8-K

    On February 17, 2004, we furnished a current report on Form 8-K to furnish under Item 12 the announcement of our financial results for the third quarter of fiscal year 2004, which announcement included our consolidated statements of operations and consolidated balance sheets for the period.

(c)
Exhibits

    See item 15(a)(3) above.

(d)
Financial Statement Schedules

    See item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DITECH COMMUNICATIONS CORPORATION
July 13, 2004	By:	/s/ TIMOTHY K. MONTGOMERY Timothy K. Montgomery President, Chief Executive Officer, and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ TIMOTHY K. MONTGOMERY Timothy K. Montgomery	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	July 13, 2004
/s/ WILLIAM J. TAMBLYN William J. Tamblyn	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	July 13, 2004
/s/ GREGORY M. AVIS Gregory M. Avis	Director	July 13, 2004
/s/ EDWIN L. HARPER Edwin L. Harper	Director	July 13, 2004
/s/ WILLIAM A. HASLER William A. Hasler	Director	July 13, 2004
/s/ ANDREI M. MANOLIU, PHD Andrei M. Manoliu, Phd	Director	July 13, 2004
/s/ DAVID M. SUGISHITA David M. Sugishita	Director	July 13, 2004

Exhibit Index

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech and JDSU.
3.1(4)	Restated Certificate of Incorporation of Ditech
3.2(5)	Bylaws of Ditech, as amended and restated on March 28, 2002
3.3(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(7)	Lease Agreement, dated August 18, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended January 25, 1999
10.2(7)(8)	1997 Stock Option Plan
10.3(8)(12)	1998 Amended and Restated Stock Option Plan
10.4(8)(15)	1999 Employee Stock Purchase Plan
10.5(8)(15)	1999 Non-Employee Directors' Stock Option Plan
10.6(7)(8)	Employment Agreement, dated October 3, 1997, as amended September 15, 1998, between Ditech and Timothy Montgomery
10.7(8)(14)	1999 Non-Officer Equity Incentive Plan
10.8(5)(8)	Employment Offer, dated June 19, 2001, between Ditech and Lowell Trangsrud
10.9(8)(11)	Employment Offer, dated as of April 30, 2002, between Ditech and Sandeep Pombra
10.10(12)	Loan and Security Agreement, dated August 7, 2002, by and between Ditech and Comerica Bank-California
10.12(8)(13)	Employment Letter, dated April 25, 2002 between Ditech and Lee House
10.16(7)(8)	Form of Indemnity Agreement to be entered between Ditech and each of its current executive officers and directors
10.18(7)	Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
10.19(7)(8)	Form of option agreement under the 1997 Stock Option Plan
10.20(7)(8)	Form of option agreement under the 1998 Stock Option Plan
10.21(9)(10)	Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation
10.26(3)	Second Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LLC
10.28(8)(12)	2000 Non-Qualified Stock Option Plan
10.31(1)(9)	Software License Agreement, dated as of April 16, 2002, by and between Ditech and Telogy
10.32(9)(16)	Amendment No. 1 to Telogy Software License between Ditech Communications Corporation and Texas Instruments Incorporated, dated May 21, 2003
10.33(17)	First Amendment to Loan and Security Agreement dated August 28, 2003 between Ditech Communications Corporation and Comerica Bank—California
10.34(8)(17)	Employment Agreement, dated September 16, 2003, between Ditech Communications Corporation and Jim H. Grady
21.1	Subsidiaries of Ditech Communications Corporation
23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference from the exhibit with corresponding number from Ditech's Report on Form 8-K, filed April 30, 2002.

(2)
Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed July 30, 2003.

(3)
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

(9)
Confidential treatment has been granted as to a portion of this exhibit. The confidential portion of such exhibit has been omitted and filed separately with the Commission.

(10)
Incorporated by reference from the exhibit with the corresponding exhibit number from Ditech's Quarterly Report on Form 10-Q for the quarter ending July 31, 1999.

(11)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending July 31, 2002, filed August 29, 2002.

(12)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending October 31, 2002, filed December 16, 2002.

(13)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending January 31, 2003, filed March 14, 2003.

(14)
Incorporated by reference to the exhibit with the corresponding title from Ditech's Tender Offer Statement on Schedule TO, filed February 19, 2003.

(15)
Incorporated by reference to the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (No. 333-110821), filed November 26, 2003.

(16)
Incorporated by reference from the exhibit with the corresponding number from Ditech's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003, filed September 15, 2003.

(17)
Incorporated by reference from the exhibit with the corresponding number from Ditech's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003, filed December 8, 2003.

QuickLinks

INDEX
Ditech Communications Corporation
Part I
  Item 1—Business
Item 2—Properties
Item 3—Legal Proceedings
Item 4—Submission of Matters to a Vote of Security Holders
Part II
  Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6—Selected Financial Data
  Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8—Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
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
  Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A—Controls and Procedures
Part III
  Item 10—Directors and Executive Officers of the Registrant
  Item 11—Executive Compensation
  Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13—Certain Relationships and Related Transactions
  Item 14—Principal Accountant Fees and Services
Part IV
  Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Exhibit Index