Form 10-Q
period 2004-07-31
DITECH COMMUNICATIONS CORP
filed 2004-09-07
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2of the Exchange Act). YES  ☒  NO  ☐

As of August 31, 2004, 33,976,076 shares of the Registrant’s common stock were outstanding.

DITECH COMMUNICATIONS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Communications Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,
	2004	2003

Revenue	$25,540	$10,717
Cost of goods sold	6,404	3,754

Gross profit	19,136	6,963

Operating expenses:
Sales and marketing	3,918	2,980
Research and development	3,544	2,565
General and administrative	1,719	1,291
Restructuring charges	—	1,016

Total operating expenses	9,181	7,852

Income (loss) from operations	9,955	(889)
Other income, net	369	384

Income (loss) from continuing operations before provision for income taxes	10,324	(505)
Provision for income taxes	209	11

Income (loss) from continuing operations	10,115	(516)

Discontinued operations:
Loss from discontinued operations	—	(2,517)
Gain (loss) on disposition of discontinued operations	490	(6,892)

Income (loss) from discontinued operations	490	(9,409)

Net income (loss)	$10,605	$(9,925)

Per share data:
Basic:
Income (loss) from continuing operations	$0.30	$(0.02)
Income (loss) from discontinued operations	0.02	(0.30)
Net income (loss)	$0.32	$(0.32)

Diluted:
Income (loss) from continuing operations	$0.28	$(0.02)
Income (loss) from discontinued operations	0.02	(0.30)
Net income (loss)	$0.30	$(0.32)

Weighted shares used in per share calculation:
Basic	33,426	30,614
Diluted	35,632	30,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	July 31, 2004	April 30, 2004

Assets
Cash and cash equivalents	$106,727	$94,785
Short-term investments	35,904	30,724
Accounts receivable, net	8,345	6,544
Inventories	5,503	5,955
Other current assets	3,010	2,168

Total current assets	159,489	140,176

Long-term investments	3,345	4,996
Property and equipment, net	3,435	3,603
Other assets	1,564	1,773

Total assets	$167,833	$150,548

Liabilities and Stockholders’ Equity
Accounts payable	$1,720	$2,123
Accrued expenses	7,242	8,885
Deferred revenue	5,066	2,450
Income taxes payable	1,569	1,690
Total current liabilities	15,597	15,148

Common stock	287,492	281,223
Accumulated deficit	(135,182)	(145,785)
Other comprehensive loss	(74)	(38)

Total stockholders’ equity	152,236	135,400

Total liabilities and stockholders’ equity	$167,833	$150,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended July 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$10,605	$(9,925)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	637	1,023
Income (loss) from discontinued operations	(95)	6,021
Loss on disposal of fixed assets	153	—
Tax benefit from exercise of stock options	462	—
Restructuring charges	—	995
Other	191	13
Changes in assets and liabilities:
Accounts receivable	(1,801)	(167)
Inventories	452	(362)
Other current assets	(1,096)	(637)
Income taxes	(131)	5
Accounts payable	(534)	692
Accrued expenses and other	(1,688)	413
Deferred revenue	2,616	(60)

Net cash provided by (used in) operating activities	9,771	(1,989)

Cash flows from investing activities:
Purchases of property and equipment	(420)	(588)
Purchases of available for sale investments	(11,454)	—
Sales and maturities of available for sale investments	7,698	—
Proceeds from sale of discontinued operations	542	1,373
Collection of note receivable	—	834
Additions to other assets	—	(223)

Net cash provided by (used in) investing activities	(3,634)	1,396

Cash flows from financing activities:
Proceeds from employee stock plan issuances	5,805	829

Net cash provided by financing activities	5,805	829

Net increase in cash and cash equivalents	11,942	236
Cash and cash equivalents, beginning of period	94,785	94,495

Cash and cash equivalents, end of period	$106,727	$94,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             DESCRIPTION OF BUSINESS

Ditech Communications Corporation (the “Company”) designs, develops and markets telecommunications equipment for use in canceling echo and enhancing voice quality in voice calls over wireline and wireless telecommunications networks. The Company has established a direct sales force that sells its products in the U.S. and internationally.  In addition, the Company is expanding its utilization of value added resellers, distributors and original equipment manufacturers, primarily internationally.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of July 31, 2004, and for the three month periods ended July 31, 2004 and 2003, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended July 31, 2004 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2004, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2004, file number 000-26209.

In May 2003, the Company announced that it was exiting the optical communications portion of its business. In July 2003, the Company executed a sale of a substantial portion of the assets used in the optical business.  As a result, the optical business has been presented as a discontinued operation in the condensed consolidated statements of operations for all periods presented.  See Note 4 for a further discussion of the discontinued operations.

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

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended, July 31
	2004	2003
Historical net income (loss) per share, basic and diluted:
Income (loss) from continuing operations	$10,115	$(516)
Income (loss) from discontinued operations	490	(9,409)
Net income (loss)	$10,605	$(9,925)

Basic:
Weighted average shares of common stock outstanding	33,428	30,617
Less stock subject to repurchase	2	3
Shares used in calculation of basic per share numbers	33,426	30,614

Income (loss) from continuing operations	$0.30	$(0.02)
Income (loss) from discontinued operations	0.02	(0.30)
Net income (loss) per share	$0.32	$(0.32)

Diluted:
Shares used in calculation of basic per share numbers	33,426	30,614
Shares subject to repurchase	2	—
Dilutive effect of stock plans	2,204	—
Shares used in calculation of diluted per share numbers	35,632	30,614

Income (loss) from continuing operations	$0.28	$(0.02)
Loss from discontinued operations	0.02	(0.30)
Net income (loss) per share	$0.30	$(0.32)

Comprehensive Income (Loss)

For the three month period ended July 31, 2004, comprehensive income was $10.6 million and included the impact of unrealized gains and losses on investment securities, net of tax. The total comprehensive loss for the three month period ended July 31, 2003 was $10.0 million, which reflected the impact of realizing the foreign currency translation adjustment due to the substantial liquidation of the Company’s international operations.

Reclassifications

Certain items in the condensed consolidated financial statements for the three months ended July 31, 2003 have been reclassified to conform to classifications used in the current fiscal year.

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

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. If compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss for the periods ended July 31, 2004 and 2003 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts, unaudited):

	Three Months Ended July 31,
	2004	2003
Net income (loss) as reported	$10,605	$(9,925)

Add: Stock-based compensation expense included in reported net loss, net of applicable tax effects	—	—

Add (deduct): Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	(2,097)	1,434

Pro forma net income (loss)	$8,508	$(8,491)

Basic net income (loss) attributable to common stockholders per share:
As reported	$0.32	$(0.32)

Pro forma	$0.25	$(0.28)

Diluted net income (loss) attributable to common stockholders per share:
As reported	$0.30	$(0.32)

Pro forma	$0.24	$(0.28)

Recent Accounting Pronouncements

Based on the Company’s normal review of recently issued accounting standards it believes that the recently issued standards are not applicable to its business or they will not have a material impact on the Company’s financial statements, based on the facts currently available during its review.

3.             BALANCE SHEET ACCOUNTS

Inventories comprised (in thousands, unaudited):

	July 31, 2004	April 30, 2004

Raw materials	$1,078	$1,527
Work in progress	—	46
Finished goods	4,425	4,382

Total	$5,503	$5,955

Accrued expenses comprised (in thousands, unaudited):

	July 31, 2004	April 30, 2004

Accrued employee related	$2,269	$3,883
Accrued warranty	2,137	1,980
Accrued restructuring and discontinued operations costs	448	1,064
Other accrued expenses	2,388	1,958

Total	$7,242	$8,885

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands, unaudited):

	Three Months Ended July 31,
	2004	2003

Balance as of May 1	$1,980	$1,588
Provision for warranties issued during fiscal period	285	184
Warranty costs incurred during fiscal period	(128)	(179)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	—	20

Balance as of July 31	$2,137	$1,613

Guarantees and Indemnifications. As is customary in the Company’s industry and as required by law in the U.S. and certain other jurisdictions, certain of the Company’s contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies customers against combinations of losses, expenses, or liabilities arising from various trigger events related to the sale and the use of the Company’s products and services. In addition, from time to time the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In the Company’s experience, claims made under such indemnifications are rare. In connection with the sale of the Company’s echo cancellation software technology to Texas Instruments (TI) in April 2002 and the sale of the Company’s optical business to JDSU in July 2003, the Company indemnified TI and JDSU for various matters. The indemnifications to TI expired without any claims made against them and the Company believes the estimated fair value of the indemnifications made to JDSU will not have a material affect on future operations.

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

4.             DISCONTINUED OPERATIONS

On July 16, 2003, the Company completed the primary step as part of exiting of its optical communications business through the sale of a large portion of the assets of its optical communications business to JDSU, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”).  The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (i) approximately $1.4 million was paid to the Company at closing, (ii) $225,000 due one year from the closing (subject to reduction in the event any successful indemnification claims are made against the Company), and (iii) up to an additional $4.9 million to be paid to the Company, which is comprised of up to $973,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any.  Additionally, JDSU had the right to require the Company to reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, which right expired as of July 31, 2004.  JDSU also has indemnification rights in connection with the performance of certain warranty obligations relating to optical products that were sold by the Company on or prior to July 16, 2003. The Company and JDSU have entered discussions related to finalization of the Company’s indemnification obligations, and the Company does not expect that the results of these discussions, if any, will have a significant impact on its financial statements.  As of July 31, 2004, the Company had recognized sales proceeds aggregating $3.3 million related to the sale of the optical business to JDSU.

Subsequent to the sale to JDSU, the Company has aggressively pursued the disposition, through sale, sublease or abandonment, of assets not included in the Purchase Agreement and the facility leases for the Company’s Australian and United Kingdom optical research facilities. As of July 31, 2004, the Company had disposed of all optical assets not acquired by JDSU and had negotiated out of the leases for the Australian and United Kingdom optical research facilities.  Certain information with respect to the discontinued optical communications business’ operations is summarized below (in thousands, unaudited):

Three Months Ended July 31, 2003
Revenue	$1,656
Gross profit	269
Operating expenses	2,738
Operating loss	(2,469)
Income tax provision	48
Net loss from discontinued operations	$(2,517)

There were no operating results for the optical business for the period ended July 31, 2004.

The following table shows the components of the gain (loss) from the disposal of the Company’s discontinued operations for the quarters ended July 31, 2004 and 2003 (in thousands, unaudited):

	Three Months Ended July 31,
	2004	2003
Proceeds from sale	$407	$2,571
Less: Net book value of assets sold	—	4,671
Transaction costs	(45)	221
Gain (loss) on sale	452	(2,321)
Costs to exit remainder of optical business	(38)	4,571
Total gain (loss) on disposal	$490	$(6,892)

Due to the Company’s net operating loss carry forward position and related full valuation allowance, no tax benefit was recorded associated with the loss on the disposal of the optical business in the three months ended July 31, 2003.  A tax provision of approximately $10,000 was recorded in the first quarter of fiscal 2005.  The costs of exiting the optical business, recorded in July 2003, included severance and related costs for optical employees not hired by JDSU of $1.6 million, of which amount $1.5 million had been paid as of July 31, 2004. In addition in July 2003, the Company recorded initial provisions related to impairment of optical assets not acquired by JDSU of $2.7 million and realized losses associated with abandonment of facility leases related to the Company’s UK and Australian optical development operations of $275,000.  As of July 31, 2004, the Company has resolved all loss contingencies related to closing the optical business with the exception of certain potential matters related to the closure of the Company’s international optical operations, for which the Company believes the maximum unreserved exposure is no more than $300,000. The Company is currently negotiating to mitigate these costs; as a result a probable and estimable loss has not been incurred.  At such time that a loss becomes probable and estimable related to this matter, the Company will record such loss provision as an additional adjustment to the loss from exiting the optical business.

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

As a result of this restructuring, the Company recorded restructuring charges of $1.0 million in the first quarter of fiscal 2004, which have been classified as operating expenses. The following paragraphs provide detailed information on each of the components of these restructuring charges.

Workforce Reduction. The restructuring resulted in the termination of two employees whose focus was primarily corporate in nature. The workforce reductions were substantially completed in the first quarter of fiscal 2004. The Company recorded a workforce reduction charge of approximately $21,000 relating to severance pay and continuation of certain fringe benefits for the impacted employees.

Lease Loss Provision. The Company recorded a $995,000 restructuring charge associated with the abandonment of excess leased space in its Mountain View headquarters.  The charge was based on the monthly rental and related costs on the abandoned space of approximately 11,000 square feet less the anticipated sublease income that the Company hoped to derive from the space based on current market conditions in the Mountain View area and impairment of leasehold improvements associated with the abandoned space. In March 2004, the Company determined, based on the more rapid than planned expansion of its business and expansion of its development efforts into packet based voice products, that it would need to move back into the Mountain View space previously abandoned as part of exiting the optical business.  As a result, in the fourth quarter of fiscal 2004, the Company reversed the then unused portion of this lease loss provision of $741,000.

As of the end of July 2004, virtually all of the costs associated with the severances and related benefits had been paid.

6.             Borrowing Agreement

In July 2004, the Company’s line of credit with its bank expired unused.  The Company is currently negotiating with its bank to renew the line of credit.

7.             Reportable Segments and Geographic Information

As a result of the Company exiting the optical communications business in the first quarter of fiscal 2004, that segment has been reported as a discontinued operation in the condensed consolidated statements of operations for all periods presented.  As such, the Company currently operates in a single segment, voice processing products.

Geographic revenue information comprises (in thousands, unaudited):

	Three months ended July 31,
	2004	2003

USA	$24,403	$10,238
Far East	578	225
Europe	531	189
Rest of World	28	65

Total	$25,540	$10,717

Sales for the three months ended July 31, 2004 included two customers that represented greater than 10% of total revenue (49% and 36%). Sales for the three months ended July 31, 2003 included three customers that represented greater than 10% of total revenue (37%, 29% and 27%).  As of July 31, 2004, the Company had two customers that represented greater than 10% of accounts receivable (59% and 32% of accounts receivable).  At April 30, 2004, two customers represented greater than 10% of accounts receivable (77% and 11% of accounts receivable).

As of July 31, 2004 and April 30, 2004, the Company maintained its long-lived assets in the following countries (in thousands, unaudited):

	July 31, 2004	April 30, 2004

USA	$3,379	$3,552
United Kingdom	56	51

Total	$3,435	$3,603

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended April 30, 2004, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2004. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See “Future Growth and Operating Results Subject to Risk” at the end of this Item 2 for factors that could cause future results to differ materially.

Overview

We design, develop and market equipment used in building, expanding and modernizing voice communication over telecommunications networks. Our initial entrance into the voice processing market was focused on echo cancellation. Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our more recent product introductions have leveraged off the processing capacity of our newer hardware platforms to offer not only echo cancellation but also new Voice Quality Assurance (VQA) features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility. We are currently selling our seventh generation echo cancellation product, which began production shipments in the third quarter of fiscal 2004.

Since becoming a public company in June 1999, our financial success has been primarily predicated on the success of the domestic wire-line and more recently wireless carriers. During fiscal 2000 and the first half of fiscal 2001, we benefited from the rapid expansion in domestic wire-line infrastructure spending to support increasing demand expectations due to customer growth and the expectations of increased demand from internet traffic. In the latter half of fiscal 2001, as the promise of the internet’s growth waned we, along with virtually every other telecommunications equipment supplier, experienced a significant decline in revenues due to a dramatic decline in infrastructure spending by domestic carriers. Over the last three years, wire-line carriers have experienced a modest recovery in spending while wireless carriers have experienced more rapid growth. We expect that our near term revenues will continue to be heavily influenced by the buying trends in the domestic wireless market but expect to see increased demand internationally as our newer voice processing platforms, running our VQA software begin to achieve broader market acceptance.

Exit of Optical Business.  In May 2003, we announced a change to our strategic direction. We decided to focus all of our assets in continuing to grow our voice processing business, including our echo cancellation and new VQA features, and as a result we decided to sell our optical communications business. In July 2003, we completed the primary step in our planned exit of our optical communications business through the sale of a large portion of the assets and the technology of the optical communications business to JDS Uniphase Corporation (“JDSU”).  The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (i) approximately $1.4 million was paid at closing, (ii) $225,000 due one year from the closing (subject to reduction in the event any successful indemnification claims are made against us), and (iii) up to an additional $4.9 million to be paid to us, which is comprised of up to $973,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any.  Additionally, JDSU had the right to require us to reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, which right expired as of July 31, 2004. JDSU also has indemnification rights in connection with the performance of certain warranty obligations relating to optical products that were sold by us on or prior to July 16, 2003. We have entered discussions with JDSU related to finalization of our indemnification obligations, and we do not expect that the results of these discussions, if any, will have a significant impact on our financial statements.  As of July 31, 2004, we had recognized sales proceeds aggregating $3.3 million related to the sale of our optical business to JDSU.

We have aggressively pursued the disposition, through sale, sublease or abandonment, of the optical assets not sold to JDSU and the facility leases for our Australian and United Kingdom optical research facilities. As of July 31, 2004, we had exited both the United Kingdom facility and Australian facility leases and had sold or abandoned all of the assets not purchased by JDSU.  As a result of exiting the optical business, our Condensed Consolidated Statements of Operations reflect the optical business as a discontinued operation for all periods presented. See Note 4 of Notes to the Condensed Consolidated Financial Statements.

Our Customer Base.  Historically the majority of our sales have been to customers in the United States. These customers accounted for approximately 96% of our revenue in the first three months of fiscal 2005, and 89% and 84% of our revenue in fiscal 2004 and 2003, respectively. However, sales to some of our customers in the U.S. may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. Although international sales have increased in real terms from $479,000 in the first quarter of fiscal 2004 to $1.1 million in the first quarter of fiscal 2005, the overall magnitude of the revenue growth from our larger domestic customers has resulted in the international business being a smaller percentage of overall revenue. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of our newer voice processing products, which are targeted at GSM networks, international revenue will begin to become a larger percentage of our overall revenue.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 96% of revenue in the first three months of fiscal 2005, and 86% and 81% of our revenue in fiscal 2004 and 2003, respectively. Consequently, the loss of any one of these customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect in our business.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies that are outlined in our Form 10-K filed on July 14, 2004, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of July 31, 2004, we had deferred $7.4 million of revenue. To the extent that we have received cash for some or all of a given deferred revenue transaction, it is reported on the Consolidated Balance Sheet as a deferred revenue liability. However, to the extent that cash has not been collected against the deferred revenue transaction, the deferred revenue is reflected as a reduction in the corresponding account receivable balance. Of the $7.4 million of revenue deferred as of July 31, 2004, approximately 98% was associated with deferrals from our largest customers due to contractual terms. In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received. At July 31, 2004, the total amount of revenue deferred due to our assessment that collection was not reasonably assured as of shipment was approximately $150,000.

Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation allowances, we are constantly monitoring projected demand on a product by product basis. Based on these projections we evaluate the levels of allowances required both for inventory on hand, as well as inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying allowance requirements in a timely manner, sudden changes in future buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in some larger than anticipated write-downs being recognized, such as the OC-3 write-down recorded in fiscal 2002. In the case of the OC-3 write-down, the complete pull back from the forecasted demand by the primary customer for this product resulted in a $3.5 million write-down of the OC-3 inventory. However, in 2003 the addition of a few new major customers helped to utilize a large portion of the inventory, which had been written down resulting in approximately $2.2 million and $455,000 of previously written down inventory being sold in fiscal 2004 and 2003, respectively.  There were no material sales of OC-3 inventory in fiscal 2005.

Cost of Warranty—At the time that revenue is recognized, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on our products ranging from two to five years. The warranty generally provides that we will repair or replace any defective product within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures, which would result in a decrease in gross profits. As of July 31, 2004, we had recorded $2.1 million of accruals related to estimated future warranty costs. In general, we have been able to closely estimate the level of warranty exposure on our products, and the level of adjustment required to the reserve has been relatively insignificant. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three Months Ended July 31,
	2004	2003
Revenue	100.0%	100.0%
Cost of goods sold	25.1	35.0
Gross Profit	74.9	65.0
Operating expenses:
Sales and marketing	15.3	27.8
Research and development	13.9	23.9
General and administrative	6.7	12.1
Restructuring charges	—	9.5
Total operating expenses	35.9	73.3
Income (loss) from operations	39.0	(8.3)
Other income, net	1.4	3.6
Income (loss) from continuing operations before provision for income taxes	40.4	(4.7)
Provision for income taxes	0.8	0.1
Income (loss) from continuing operations	39.6	(4.8)
Income (loss) from discontinued operations	1.9	(87.8)
Net income (loss)	41.5%	(92.6)%

THREE MONTHS ENDED JULY 31, 2004 AND 2003.

Revenue.

	Three months ended July 31,
	2004	2003
Revenue	$25,540	$10,717

The increase in revenue during the first quarter of fiscal 2005 was due to increased shipments to our two largest domestic wireless customers as they continue to expand and update their networks.  These two customers accounted for approximately 85% of our revenues in the first quarter of fiscal 2005 as compared to 56% of the revenues in the first quarter last year.  The primary source of product revenue growth has come from our Broadband Voice Processor Flex (“BVP-Flex”) Echo Cancellation System, which was introduced in the third quarter of fiscal 2004 and has become the primary system purchased by our domestic customers over the last two quarters.  Although we do expect that sales of our BVP-Flex systems to our two largest domestic customers will remain the majority of our revenue for the foreseeable future, we believe that our future revenue growth will be dependent on the acceptance of our VQA products running on both our BVP-Flex and QVP platforms.  We believe we will see increased sales volumes of our VQA products on our QVP platforms beginning in the second quarter of fiscal 2005 as we are beginning to see acceptance from customers who have been evaluating this product, which we project will lead to revenue growth of eight to ten percent over the first quarter of fiscal 2005.

Geographically, our first quarter fiscal 2005 revenue remained primarily domestic at 96% of total worldwide revenue, which is relatively consistent with the level of domestic sales of 94% realized in the first quarter last fiscal year.  While domestic sales continue to be the largest portion of our geographic revenue mix, we have begun to experience an increasing year-over-year trend in international revenue in terms of dollar volume.  The relatively flat trend in domestic geographic concentration is largely being driven by the rate of growth in demand from our major customers domestically, keeping pace with the growth in the smaller international portion of our business.  Although we have successfully added customers internationally, the size of their order levels does not compare with that of our major domestic customers.  We expect that in the coming quarters the international portion of our business will begin to grow as a percentage of overall sales, as we begin to realize more sales of our VQA applications in the international marketplace.  However, we would expect that our domestic customers will continue to represent the majority of our revenue for the foreseeable future

Cost of Goods Sold.

	Three months ended July 31,
	2004	2003
Cost of goods sold	$6,404	$3,754

Cost of goods sold consists of material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory and warranty expenses and other indirect costs. The increase in cost of goods sold is primarily being driven by the increase in the business volume during the first quarter of fiscal 2005 as compared to fiscal 2004, which impacted not only the cost of the materials but also the level of installation support costs.  However, cost of goods sold did not grow in direct proportion to the increase in sales due to the fact that our manufacturing overhead costs are relatively fixed, thus holding the overall increase in cost of goods sold below the rate of revenue growth, as well as the factors discussed in the following paragraph. We would expect that cost of goods sold will continue to follow the general trend in revenue but will likely grow at a somewhat slower rate.

Gross Profit.

	Three months ended July 31,
	2004	2003
Gross profit	$19,136	$6,963
Gross margin %	74.9%	65.0%

The primary factor contributing to the increase in gross margin was the relatively fixed manufacturing overhead costs, which represented a smaller percentage of revenue as revenue increased, as well as customer and product mix. The other favorable impact on margins has been the limited levels of excess and obsolete provisions in fiscal 2005, as virtually all of the product inventory identified as end of life near the end of fiscal 2004 was written down in fiscal 2004 leaving only minor levels of inventory other than our current QVP and BVP-Flex products.  Margins were also favorably impacted by our customer and product mix as fiscal 2005 was heavily dominated by our BVP-Flex products, which have a higher overall margin than the products sold in fiscal 2004 and our largest customer from fiscal 2004 had a somewhat lower average purchase price than our largest customer in fiscal 2005.  We expect that margins will trend down in the coming quarter as we expect that the mix of customers and products will not be as favorable as those experienced in the first quarter.

Sales and Marketing.

	Three months ended July 31,
	2004	2003
Sales and marketing	$3,918	$2,980

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The increase in sales and marketing in fiscal 2005 is largely due to increases in salary and related costs of approximately $660,000, primarily due to incremental hiring of international sales and pre-sales support staff.  Also impacting the increase has been increased travel and related costs of $249,000 needed to support international product evaluations of our QVP product. We expect sales and marketing expenses to be flat to up modestly in the coming quarter as we continue to invest in our international business opportunities.

Research and Development.

	Three months ended July 31,
	2004	2003
Research and development	$3,544	$2,565

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The increase in spending in the first quarter of fiscal of 2005 as compared to fiscal 2004 is primarily related to increased salary and related costs of approximately $440,000, and increased consulting and materials costs of $327,000.  These increases in spending were primarily associated with our initial research and development efforts for our new packet-based voice products.  Other costs impacting the increase included deprecation, allocations of facilities and information technology related costs and maintenance on software and equipment used by the engineering departments, which accounted for an aggregate increase of almost $200,000 and increased due, in large part, to the increased demands from the larger engineering workforce needed to support our existing voice products, as well as our move into packet-based voice products.  We expect research and development expenses to remain relatively flat to modestly up in the coming quarter.

General and Administrative.

	Three months ended July 31,
	2004	2003
General and administrative	$1,719	$1,291

General and administrative expenses primarily consist of personnel costs for corporate officers,  finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The year-over-year increase in general and administrative spending is largely due to increased consulting and professional service costs related to compliance work related to Sarbanes-Oxley and international expansion, which resulted in an aggregate increase of over $410,000 of spending.  We expect general and administrative expenses to remain relatively flat for the foreseeable future as we continue to incur costs related to Sarbanes-Oxley and international expansion.

Restructuring Charges.  The restructuring charge in the first quarter of fiscal 2004 of $1.0 million reflects the recognition of costs associated with elimination of certain redundant personnel and facilities as a result of exiting our optical business, which costs did not qualify for discontinued operations treatment. These costs included $21,000 of severance and related benefits for the impacted employees, and a loss of $995,000 associated with the abandonment of approximately 11,000 square feet in our Mountain View headquarters.  As of the end of July 2003, virtually all of the severance and related costs had been paid. A substantial portion of the lease loss provision, $741,000, was reversed in the fourth quarter of fiscal 2004 when it was determined that due to the larger than planned increase in business volumes in fiscal 2004 and the expansion into the packet voice market, that we would need to move back into the Mountain View space originally abandoned when we exited the optical business.  There were no restructuring charges recorded in fiscal 2005.  See Note 5 of Notes to the Condensed Consolidated Financial Statements.

Other Income, Net.

	Three months ended July 31,
	2004	2003
Other income, net	$369	$384

Other income, net consists of interest income on our invested cash and cash equivalent balances, foreign currency activities, and a nominal amount of interest expense. The year-over-year decline in other income, net was primarily attributable to fiscal 2004 benefiting from a $70,000 foreign exchange gain and no corresponding foreign exchange activity in fiscal 2005.  This decline in other income, net was partially offset by higher interest income, due to our larger invested cash balance and a modest improvement in the return on our invested cash.

Income Taxes.  Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the first quarter of fiscal 2005 2004 was a provision of approximately 2%. The low provision rate for the first quarter of fiscal 2005 and 2004 is due to taxes on our international operations and alternative minimum taxes on our domestic operations. In the fourth quarter of fiscal 2002, we discontinued recording tax benefits associated with our domestic operating losses due to uncertainty about the recoverability of our net operating loss carry forward position. Assuming that our level of profitability continues at the rates experienced over the last few quarters, it is feasible that the valuation allowance on our deferred tax asset could be partially or completely reversed during the remainder of fiscal 2005.  Until that time, we expect to continue to report minimal income taxes related to our international operations and domestic alternative minimum taxes.

Income (Loss) from Discontinued Operations.  The first quarter of fiscal 2004 was the last quarter in which we had any operation of our discontinued optical business due to the sale of the majority of the business to JDSU and the abandonment of the remainder in that quarter.

The income on disposition realized in the first quarter of fiscal 2005 was largely due to the reversal of indemnification provisions established in fiscal 2004 which lapsed in the current quarter and additional contingent consideration recognized during the quarter, based on the level of sales generated by JDSU, whereas fiscal 2004 reflected the net loss on the sale of the optical technology, inventory and certain fixed assets to JDSU of approximately $2.3 million and other exit costs associated with abandoning that portion of the optical business not acquired by JDSU.  The other exit costs that totaled approximately $4.6 million included severance for optical employees not hired by JDSU, losses on the abandonment of our international optical development offices in the UK and Australia and the impairment of optical fixed assets and other assets not acquired by JDSU.  See Note 4 of Notes to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2004, we had cash and cash equivalents of $106.7 million as compared to $94.8 million at April 30, 2004. Additionally we had short-term and long-term investments of $35.9 million and $3.3 million, respectively as of July 31, 2004 as compared to $30.7 million and $5.0 million at April 30, 2004.  As of July, we had allowed our $2 million line of credit facility with our bank to expire unused.  We are currently negotiating with our bank to renew the line.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Three months ended July 31,
	2004	2003
Cash flow from operating activities	$9,771	$(1,989)

The improvement in our cash flow from operations reflects the overall improvement in our operating results due in large part to increased product shipments. In addition, our exiting the optical communications business in the first quarter of fiscal 2004 also favorably impacted our operating results by eliminating all spending we had previously invested in this product line.  The combination of these two factors, while managing growth in our voice quality related operating expenses, has contributed to our return to profitability and positive cash flows from operating activities.  The favorable improvements in operating results were partially offset by an unfavorable trend in our current assets and liabilities during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. This trend was largely due to the pay down of various liabilities and increases in our accounts receivable balance as our average days sales outstanding at July 31, 2004 moved back to approximately 30 days as we expected. Although we expect to see positive cash flows from operations in the coming year, they may not be in the same ratio to earnings, largely due to expected increases in accounts receivable as we enter new customer markets internationally, which may prolong payment terms somewhat, and as we introduce new products, which may increase inventory levels.

	Three months ended July 31,
	2004	2003
Cash flow from investing activities	$(3,634)	$1,396

The change in the trend of cash flows from investing activities is due to two key events.  First, in the latter half of fiscal 2004, we changed our investing strategy to include short-term and long-term investments designed to improve our overall return on invested funds, which for the first time resulted in us using cash in investing activities to purchase these short-term and long-term investments.  Partially offsetting this use of cash in fiscal 2005 and contributing to the positive cash flows from investing activities in fiscal 2004 was the collection of sales proceeds from the sale of our optical business in fiscal 2004 of $1.4 million as opposed to approximately $508,000 of proceeds collected related to this sale, and $34,000 of other minor sales of our optical equipment, in fiscal 2005.  We expect that investing activites will continue to use cash in the coming quarter as we continue to utilize longer term investments to help improve the yield on invested cash.  We also plan to continue to invest in captial assets related to new product introductions.  In addition, the level of offset from the proceeds from sale of our optical business should not be as large in fiscal 2005, as we have only modest levels of cash expected to be received from the sale of our optical business to JDSU.

	Three months ended July 31,
	2004	2003
Cash flow from financing activities	$5,805	$829

The increase in trend of cash flow from financing activities in the first quarter of fiscal 2005 as compared to fiscal 2004 was largely due to funds received upon stock option exercises.  The limited level of option activity in fiscal 2004 was largely due to a large portion of the options at that time only being marginally in the money or underwater.  However, with our return to profitability and the improvement in our stock price, option activity has become more robust over the last few quarters.  Although we expect to continue to have positive cash flows from financing activities due to employee stock plan activity, the level of cash flow will vary depending on market conditions.  We further believe that it is unlikely that the cash flows will continue at the pace experienced in the latter part of fiscal 2004 and into the first quarter of fiscal 2005.

We have no material commitments other than obligations under operating leases, particularly our facility leases and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We currently occupy approximately 61,000 square feet of space in the two buildings that form our Mountain View headquarters. This facility lease expires in June 2006. We believe that the 61,000 square feet in Mountain View is adequate to meet our needs for the next twelve months.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years

Operating leases	$3,888	$1,969	$1,896	$23	$—
Purchase commitments	9,341	9,341	—	—	—

Total	$13,229	$11,310	$1,896	$23	$—

We believe that we will be able to satisfy our cash requirements for at least the next twelve months from our existing cash and investment balances and receipt of additional sales proceeds from the sale of our optical business. The ability to fund our operations beyond the next twelve months will be dependent on the overall demand of telecommunications providers for new capital equipment. Should our customers’ capital spending patterns deteriorate from their current levels, we could need to find additional sources of cash during the latter part of fiscal 2006 or reduce our spending to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 96% of our revenue in the first quarter of fiscal 2005 and 86% and 81% of our revenue in fiscal 2004 and 2003, respectively.  Our two largest customers accounted for 49% and 36% of our revenues in the first quarter of fiscal 2005.  A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business. This occurred in fiscal 2001 when Qwest, then our largest customer, substantially discontinued purchasing our product due to the down turn in the telecommunications industry.

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

Certain domestic carriers have recently announced the potential softening of their capital spending plans.  Although we do not expect this to have an immediate impact on the coming quarter’s revenues, we can not predict the impact it may have on the third quarter and beyond due to the relatively short order horizon given by our customers.

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE.

We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. Although we believe we will achieve our product introduction dates, there is no guarantee that they will not be delayed.  The current product introductions, which are of greatest significance, are our new voice quality features, which are being offered on our new BVP-Flex and QVP voice processing hardware platforms.  We are currently experiencing numerous customer evaluations of these features around the world and realized our first modest levels of revenue from these new products in the fourth quarter of fiscal 2004, and we expect more significant levels of revenue from these new features during fiscal 2005.  However, should the customer evaluation process become protracted or the product not meet the customers’ expectations, the timing of our realization of any revenues from these new products could be delayed or not materialize at all.

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

We face competition from two major direct manufacturers of stand-alone voice processing products, Tellabs and Natural Microsystems. The other competition in these markets comes from voice switch manufacturers. These manufacturers don’t sell voice processing products or compete in the stand-alone voice processing product market, but they integrate voice processing functionality within their switches, either as hardware modules or as software running on chips. A more widespread adoption of internal voice processing solutions would present an increased competitive threat to us, if the net result was the elimination of demand for our voice processing system products. With the downturn in spending in the telecommunications industry, service providers appear to be exploring these alternative sources of voice processing more thoroughly, while they wait for more robust capital spending budgets to return. If our customers decide to design these alternative sources of voice processing functionality into their future network expansion, it could adversely impact the speed and duration of our sales recovery.

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

We have experienced, and continue to experience, as have other companies in our sector, a slowdown in infrastructure spending by our customers. This trend of lower capital spending in the telecommunications industry contributed to the decline in our revenues, beginning in the second half of fiscal 2001, and although we have experienced some level of recovery in sales to these customers, sales have not fully recovered to the levels we saw prior to the decline in fiscal 2001.  Our success will continue to depend in large part on development, expansion and/or upgrade of voice and communications networks. We are subject to risks of growth constraints due to our current and planned dependence on domestic and international telecommunications service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, economic conditions, changes in regulation and consolidation.

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

Resulting delays or reductions in product shipments could damage customer relationships, and we could lose customers and orders. Additionally, because these vendors are the sole source of these components, we are at risk that adverse increases in the price of these components could have negative impacts on the cost of our products or require us to find alternative, less expensive components, which would have to be designed into our products in an effort to avoid erosion in our product margin.

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

WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS.

Historically, we have sold mostly to customers in North America. We are continuing to execute on our plans to expand our international presence through the establishment of new relationships with established international OEMs, value-added resellers and distributors. However, we may still be required to hire additional personnel for the overseas market, as we have seen over the last couple of quarters, and may incur other unforeseen expenditures related to our international expansion. Despite these efforts, our planned expansion overseas may not be successful. As we expand our sales focus further into international markets, we will face new and complex issues that we may not have faced before, such as expanded risk to currency fluctuations, longer payment cycles, manufacturing overseas, political or economic instability, potential adverse tax consequences and broadened import/export controls, which will put additional strain on our management personnel. In the past,  the vast majority of our international sales have been denominated in U.S. dollars; however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies. Additionally, the number of installations we will be responsible for is likely to increase as a result of our continued international expansion. In the past, we have experienced difficulties installing one of our echo cancellation products overseas. In addition, we may not be able to establish more relationships with international OEMs, value-added resellers and distributors. If we do not, our ability to increase sales could be materially impaired.

THERE IS NO GUARANTEE THAT OUR INDEPENDENT AUDITORS WILL CONCUR WITH OUR ASSERTIONS AS TO THE EFFECTIVENESS OF OUR CONTROLS UNDER SECTION 404 OF SARBANES-OXLEY, WHICH COULD ADVERSELY IMPACT OUR STOCK PRICE.

We are currently expending extensive internal and external resources to document and test our internal controls in preparation for issuing our annual assessment of our internal controls as required by Section 404 of Sarbanes-Oxley and the associated audit of those controls by our external auditors at the end of fiscal 2005.  Although we believe that we will be able to issue a positive assessment of our internal controls as part of our fiscal 2005 Annual Report on Form 10-K, there is no guarantee that after our independent auditors have finished their audit of internal controls and our related assertions as to their effectiveness that they will concur with our assessment, which could require us to expend even more resources to achieve the level of effectiveness deemed necessary by our auditors.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

 Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at three major financial institutions in the United States. As of July 31, 2004, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempt to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity.  We do not hold any instruments for trading purposes.

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

The following table presents the hypothetical changes in fair values of our investments as of July 31, 2004, based on a discounted cash flow calculation over the remaining term of each investment, that are sensitive to changes in interest rates. (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of July 31, 2004	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Total investments	$39,567	$39,461	$39,355	$39,249	$39,143	$39,033	$38,927

This compares to the hypothetical changes in fair values of our investments as of April 30, 2004, based on a discounted cash flow calculation over the remaining term of each investment, that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of April 30, 2004	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Total investments	$36,020	$35,920	$35,820	$35,720	$35,616	$35,516	$35,413

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

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of July 31, 2004 and April 30, 2004 (in thousands). Carrying value approximates fair value.

	July 31, 2004		April 30, 2004
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$106,443	1.07%	$94,785	0.95%
Short-term investments	35,904	1.56	30,724	1.32
Long-term investments	3,345	1.80	4,996	1.75

Total	$145,692	1.21%	$130,505	1.05%

To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign invoices are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

Item 4—Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2004. Based on this evaluation, Messrs. Montgomery and Tamblyn concluded that our disclosure controls and procedures were effective to provide a reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and Form 10-Q. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For example, controls can be circumvented by a person’s individual acts, by collusion of two or more people or by management override of the control. Because a cost-effective control system can only provide reasonable assurance that the objectives of the control system are met, misstatements due to error or fraud may occur and not be detected.

In addition, we reviewed our internal control over financial reporting, and there were no changes in our internal control over financial reporting during the quarter ended July 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are subject to legal claims and proceedings that arise in the normal course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of Ditech. Since the beginning of the first quarter of fiscal 2005, the Audit Committee did not approve any new or recurring engagements with PricewaterhouseCoopers for non-audit services other than to conduct a change-of-control tax analysis for us.

ITEM 6. EXHIBITS

Exhibit	Description of document
2.3(1)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
3.1(2)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2(3)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3(4)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(5)	Specimen Stock Certificate
4.3(4)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(4)	Form of Rights Certificate
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the exhibit with corresponding number from Ditech’s Current Report on Form 8-K filed July 30, 2003.

(2) Incorporated by reference from the exhibit with corresponding number from Ditech’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed December 13, 2000.

(3) Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, filed July 29, 2002.

(4) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed March 30, 2001.

(5) Incorporated by reference from the exhibits with corresponding descriptions from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Communications Corporation
Date: September 7, 2004	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT LIST

Exhibit	Description of document
2.3(1)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
3.1(2)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2(3)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3(4)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(5)	Specimen Stock Certificate
4.3(4)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(4)	Form of Rights Certificate
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the exhibit with corresponding number from Ditech’s Current Report on Form 8-K filed July 30, 2003.

(2) Incorporated by reference from the exhibit with corresponding number from Ditech’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed December 13, 2000.

(3) Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, filed July 29, 2002.

(4) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed March 30, 2001.

(5) Incorporated by reference from the exhibits with corresponding descriptions from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.