Form 10-Q
period 2004-10-31
DITECH COMMUNICATIONS CORP
filed 2004-12-10
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

As of November 30, 2004,  34,418,499 shares of the Registrant’s common stock were outstanding.

DITECH COMMUNICATIONS CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements (unaudited)
Condensed Consolidated Statements of Operations THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
Condensed Consolidated Balance Sheets AS OF OCTOBER 31, 2004 AND APRIL 30, 2004
Condensed Consolidated Statements of Cash Flows SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
Notes to the Condensed Consolidated Financial Statements
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3	Qualitative and Quantitative Disclosures About Market Risk
ITEM 4	Controls and Procedures

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 3.	Defaults Upon Senior Securities
ITEM 4.	Submission of Matters to a Vote of Security Holders
ITEM 5.	Other Information
ITEM 6.	Exhibits
Signatures

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Communications Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Revenue	$24,253	$14,487	$49,793	$25,204
Cost of goods sold	5,299	4,937	11,703	8,691

Gross profit	18,954	9,550	38,090	16,513

Operating expenses:
Sales and marketing	3,640	3,028	7,558	6,008
Research and development	3,973	2,603	7,517	5,168
General and administrative	1,564	1,285	3,283	2,576
Restructuring charge	—	—	—	1,016

Total operating expenses	9,177	6,916	18,358	14,768

Income from operations	9,777	2,634	19,732	1,745
Other income, net	569	275	938	659

Income from continuing operations before benefit from income taxes	10,346	2,909	20,670	2,404
Benefit from income taxes	(35,732)	(17)	(35,523)	(6)

Income from continuing operations	46,078	2,926	56,193	2,410

Discontinued operations:
Loss from discontinued operations	—	(34)	—	(2,538)
Income (loss) on disposition	(418)	—	71	(6,892)
Income tax provision (benefit)	(110)	(1)	(110)	12
Income (loss) from discontinued operations	(308)	(33)	181	(9,442)

Net income (loss)	$45,770	$2,893	$56,374	$(7,032)

Basic income (loss) per share:
From continuing operations	$1.35	$0.09	$1.66	$0.07
From discontinued operations	(0.01)	—	0.01	(0.30)
Basic net income (loss) per share	$1.34	$0.09	$1.67	$(0.23)

Diluted income (loss) per share:
From continuing operations	$1.28	$0.09	$1.56	$0.08
From discontinued operations	(0.01)	—	0.01	(0.30)
Diluted net income (loss) per share	$1.27	$0.09	$1.57	$(0.22)

Weighted shares used in per share calculation:
Basic	34,091	31,297	33,758	30,955
Diluted	36,172	32,558	35,902	32,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2004	April 30, 2004

Assets
Cash and cash equivalents	$113,217	$94,785
Short-term investments	42,292	30,724
Accounts receivable, net	7,536	6,544
Inventories	4,291	5,955
Deferred income taxes	28	—
Other current assets	1,881	2,168

Total current assets	169,245	140,176

Long-term investments	1,167	4,996
Property and equipment, net	4,437	3,603
Deferred income taxes	50,260	—
Other assets	1,349	1,773

Total assets	$226,458	$150,548

Liabilities and Stockholders’ Equity
Accounts payable	$2,185	$2,123
Accrued expenses	6,901	8,885
Deferred revenue	442	2,450
Income taxes payable	1,594	1,690
Total current liabilities	11,122	15,148

Common stock	304,773	281,223
Accumulated deficit	(89,412)	(145,785)
Other comprehensive loss	(25)	(38)

Total stockholders’ equity	215,336	135,400

Total liabilities and stockholders’ equity	$226,458	$150,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended October 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$56,374	$(7,032)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,296	1,711
Loss from discontinued operations	344	6,021
Loss on disposal of fixed assets	159	—
Tax benefit from exercise of stock options	14,908	—
Deferred income taxes	(50,288)	—
Restructuring charges	—	995
Other	371	13
Changes in assets and liabilities:
Accounts receivable	(992)	4,962
Inventories	1,664	(1,245)
Other current assets	(429)	(835)
Income taxes	(106)	(1)
Accounts payable	(69)	(146)
Accrued expenses and other	(2,007)	(843)
Deferred revenue	(2,008)	2,509

Net cash provided by operating activities	19,217	6,109

Cash flows from investing activities:
Purchases of property and equipment	(1,872)	(786)
Purchases of available for sale investments	(23,941)	—
Sales and maturities of available for sale investments	15,844	—
Proceeds from sale of discontinued operations	542	1,554
Collection of note receivable	—	834
Additions to other assets	—	(366)

Net cash provided by (used in) investing activities	(9,427)	1,236

Cash flows from financing activities:
Proceeds from employee stock plan issuances	8,642	6,150

Net cash provided by financing activities	8,642	6,150

Net increase in cash and cash equivalents	18,432	13,495
Cash and cash equivalents, beginning of period	94,785	94,495

Cash and cash equivalents, end of period	$113,217	$107,990

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

2              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of October 31, 2004, and for the three and six-month periods ended October 31, 2004 and 2003, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim periods ended October 31, 2004 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2004, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2004, file number 000-26209.

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

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Historical net income (loss) per share, basic and diluted:
Income from continuing operations	$46,078	$2,926	$56,193	$2,410
Income (loss) from discontinued operations	(308)	(33)	181	(9,442)
Net income (loss)	$45,770	$2,893	$56,374	$(7,032)

Basic:
Weighted average shares of common stock outstanding	34,092	31,300	33,760	30,958
Less stock subject to repurchase	1	3	2	3
Shares used in calculation of basic per share numbers	34,091	31,297	33,758	30,955

Income from continuing operations	$1.35	$0.09	$1.66	$0.07
Income (loss) from discontinued operations	(0.01)	—	0.01	(0.30)
Net income (loss) per share	$1.34	$0.09	$1.67	$(0.23)

Diluted:
Shares used in calculation of basic per share numbers	34,092	31,300	33,758	30,955
Shares subject to repurchase	6	62	2	3
Dilutive effect of stock plans	2,074	1,196	2,142	1,063
Shares used in calculation of diluted per share numbers	36,172	32,558	35,902	32,021

Income from continuing operations	$1.28	$0.09	$1.56	$0.08
Income (loss) from discontinued operations	(0.01)	—	0.01	(0.30)
Net income (loss) per share	$1.27	$0.09	$1.57	$(0.22)

Comprehensive Income (Loss)

For the three and six-month periods ended October 31, 2004, comprehensive income was $45.8 million and $56.4 million, respectively, and included the impact of unrealized gains and losses on investment securities, net of tax and foreign currency translation adjustments. The total comprehensive income (loss) for the three and six-month periods ended October 31, 2003 was $2.9 million and $(7.1) million, respectively, which reflected the impact of realizing a foreign currency translation adjustment due to the substantial liquidation of the Company’s international operations.

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

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. If compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income (loss) for the three and six-month periods ended October 31, 2004 and 2003 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts, unaudited):

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Net income (loss) as reported	$45,770	$2,893	$56,374	$(7,032)

Add: Stock-based compensation expense included in reported net income (loss), net of applicable tax effects	—	—	—	—

Deduct: Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	(2,383)	(1,812)	(4,261)	(378)

Pro forma net income (loss)	$43,387	$1,081	$52,113	$(7,410)

Basis net income (loss) per share:

As reported	$1.34	$0.09	$1.67	$(0.23)

Pro forma	$1.27	$0.03	$1.54	$(0.24)

Diluted net income (loss) per share:

As reported	$1.27	$0.09	$1.57	$(0.22)

Pro forma	$1.20	$0.03	$1.45	$(0.23)

Recent Accounting Pronouncements

Based on the Company’s normal review of recently issued accounting standards it believes, based on the facts currently available during its review, that the recently issued standards are not applicable to its business or they will not have a material impact on the Company’s financial statements.

3.             BALANCE SHEET ACCOUNTS

Inventories comprised (in thousands, unaudited):

	October 31, 2004	April 30, 2004

Raw materials	$444	$1,527
Work in progress	39	46
Finished goods	3,808	4,382

Total	$4,291	$5,955

Accrued expenses comprised (in thousands, unaudited):

	October 31, 2004	April 30, 2004

Accrued employee related	$2,859	$3,883
Accrued warranty	2,087	1,980
Accrued restructuring and discontinued operations costs	329	1,064
Other accrued expenses	1,626	1,958

Total	$6,901	$8,885

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands, unaudited):

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003

Balance as of the beginning of the fiscal period	$2,137	$1,613	$1,980	$1,588
Provision for warranties issued during fiscal period	107	172	391	356
Warranty costs incurred during fiscal period	(112)	(100)	(239)	(279)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	(45)	—	(45)	20

Balance as of October 31	$2,087	$1,685	$2,087	$1,685

Guarantees and Indemnifications. As is customary in the Company’s industry and as required by law in the U.S. and certain other jurisdictions, certain of the Company’s contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies customers against combinations of losses, expenses, or liabilities arising from various trigger events related to the sale and the use of the Company’s products and services. In addition, from time to time, the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In the Company’s experience, claims made under such indemnifications are rare. In connection with the sale of the Company’s echo cancellation software technology to Texas Instruments (TI) in April 2002 and the sale of the Company’s optical business to JDSU in July 2003, the Company indemnified TI and JDSU for various matters. The indemnifications to TI expired without any claims made against them and the Company believes the estimated fair value of the indemnifications made to JDSU will not have a material affect on future operations.

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

4.             DISCONTINUED OPERATIONS

On July 16, 2003, the Company completed the primary step as part of exiting of its optical communications business through the sale of a large portion of the assets of its optical communications business to JDSU, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”).  The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (i) approximately $1.4 million was paid to the Company at closing, (ii) $225,000 due one year from the closing (subject to reduction in the event any successful indemnification claims are made against the Company), and (iii) up to an additional $4.9 million to be paid to the Company, which is comprised of up to $973,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any.  Additionally, JDSU had the right to require the Company to reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, which right expired as of July 31, 2004.  JDSU also has indemnification rights in connection with the performance of certain warranty obligations relating to optical products that were sold by the Company on or prior to July 16, 2003. The Company and JDSU are currently evaluating the remaining obligations of each party.  However, the Company does not expect that the outcome of these discussions will have a material affect on its financial statements.  As of October 31, 2004, the Company had recognized sales proceeds aggregating $2.9 million related to the sale of the optical business to JDSU.

Subsequent to the sale to JDSU, the Company has aggressively pursued the disposition, through sale, sublease or abandonment, of assets not included in the Purchase Agreement and the facility leases for the Company’s Australian and United Kingdom optical research facilities. As of October 31, 2004, the Company had disposed of all optical assets not acquired by JDSU and had negotiated out of the leases for the Australian and United Kingdom optical research facilities.  Certain information with respect to the discontinued optical communications business’ operations is summarized below (in thousands, unaudited):

	Three months ended October 31, 2003	Six months ended October 31, 2003
Revenue	$—	$1,656
Gross profit (loss)	—	269
Operating expenses	34	2,807
Loss from discontinued operations	(34)	(2,538)

There were no operating results for the optical business for the three and six-month periods ended October 31, 2004.

The following table shows the components of the gain (loss) from the disposal of the Company’s discontinued operations for the three and six-month periods ended October 31, 2004 and 2003 (in thousands, unaudited):

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Proceeds from Sale	$(462)	$—	$(55)	$2,571
Less: Net book value of assets sold	—	—	—	4,671
Transaction Costs	(23)	—	(68)	221
Gain (loss) on sale	(439)	—	13	(2,321)
Costs to exit remainder of optical business	(21)	—	(58)	4,571
Income (loss) on disposition	(418)	—	71	(6,892)
Tax provision (benefit)	(110)	(1)	(110)	12
Total gain (loss) on disposal	$(308)	$1	$181	$(6,904)

Due to the Company’s net operating loss carry forward position and related  valuation allowance release, an $110,000 tax benefit was recorded in the second quarter of fiscal 2005 associated with the loss on the disposal of the optical business.  The costs of exiting the optical business, recorded in July 2003, included severance and related costs for optical employees not hired by JDSU of $1.6 million, of which amount $1.5 million had been paid as of October 31, 2004. In addition in July 2003, the Company recorded initial provisions related to impairment of optical assets not acquired by JDSU of $2.7 million and realized losses associated with abandonment of facility leases related to the Company’s UK and Australian optical development operations of $275,000.  As of October 31, 2004, the Company has resolved all loss contingencies related to closing the optical business with the exception of certain potential matters related to the closure of the Company’s international optical operations, for which the Company believes the maximum unreserved exposure is no more than $300,000. The Company is currently negotiating to mitigate these costs; as a result a probable and estimable loss has not been incurred.  At such time that a loss becomes probable and estimable related to this matter, the Company will record such loss provision as an additional adjustment to the loss from exiting the optical business.

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

All of the costs associated with the severances and related benefits have been paid.

6.             Borrowing Agreement

Effective August 25, 2004, the Company renewed its $2.0 million operating line of credit with its bank.  The renewed line of credit, which expires on July 31, 2005, carries the same basic terms as the original line of credit with some reduction and/or elimination of certain of the financial covenants.  As of October 31, 2004, the Company had no borrowings outstanding under the line of credit.

7.             Income Taxes

In October 2004, based on the level of historical taxable income and projections for future taxable income over the periods that the Company’s deferred tax assets are deductible, the Company determined that it was more likely than not that certain of its deferred tax assets are expected to be realized and therefore released $50.3 million of valuation allowance.  The reversal of the valuation allowance resulted in the recognition of income tax benefits to continuing operations and discontinued operations of $35.8 million and $110,000, respectively.  In addition, the Company recognized a credit of $14.3 million to additional paid-in capital for the portion of the deferred tax asset attributable to benefits from the exercise of employee stock options.  As of October 31, 2004, the Company has a remaining valuation allowance of approximately $5.6 million.  The majority of this remaining allowance will be released over the third and fourth quarters of fiscal 2005 as a result of the requirement under SFAS No. 109, “Accounting for Income Taxes” to use an annualized effective tax rate for each interim period during the year, including current year interim periods after a valuation allowance release has occurred.

The Company’s deferred tax assets, net comprised (in thousands):

	October 31,	April 30,
	2004	2004

Deferred tax assets	$55,926	$52,229
Valuation allowance	(5,638)	(52,229)
Deferred tax assets, net	$50,288	$—

Short-term deferred tax assets, net	$28	$—
Long-term deferred tax assets, net	50,260	—
Deferred tax assets, net	$50,288	$—

The Company’s benefit from income taxes comprised (in thousands):

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003

Interim period provision (benefit) for income taxes	$116	$(17)	$325	$(6)
Release of valuation allowance	(35,848)	—	(35,848)	—

Total	$(35,732)	$(17)	$(35,523)	$(6)

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

Geographic revenue information comprises (in thousands, unaudited):

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003

USA	$22,619	$12,839	$47,022	$23,077
Far East	662	491	1,240	716
Europe	265	691	796	880
Canada	544	466	556	503
Latin America	163	—	179	28

Total	$24,253	$14,487	$49,793	$25,204

Sales for the three and six-month periods ended October 31, 2004 each included two customers (49.0% and 41.8%) and (45.3% and 42.3%), respectively, that represented greater than 10% of total revenue. Sales for the three and six-month periods ended October 31, 2003 included two customers (55.3% and 26.0%) and three customers (44.2%, 26.4% and 15.7%), respectively, that represented greater than 10% of total revenue.  At October 31, 2004, two customers - represented greater than 10% of accounts receivable (68% and 22% of accounts receivable).  At April 30, 2004, two customers represented greater than 10% of accounts receivable (77% and 11% of accounts receivable).

As of October 31, 2004 and April 30, 2004, the Company maintained its property and equipment in the following countries (in thousands, unaudited):

	October 31, 2004	April 30, 2004

USA	$4,391	$3,552
United Kingdom	46	51

Total	$4,437	$3,603

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

Exit of Optical Business.  In May 2003, we announced a change to our strategic direction. We decided to focus all of our assets in continuing to grow our voice processing business, including our echo cancellation and new VQA features, and as a result we decided to sell our optical communications business. In July 2003, we completed the primary step in our planned exit of our optical communications business through the sale of a large portion of the assets and the technology of the optical communications business to JDS Uniphase Corporation (“JDSU”).  The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (i) approximately $1.4 million was paid at closing, (ii) $225,000 due one year from the closing (subject to reduction in the event any successful indemnification claims are made against us), and (iii) up to an additional $4.9 million to be paid to us, which is comprised of up to $973,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any.  Additionally, JDSU had the right to require us to reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, which right expired as of July 31, 2004. JDSU also has indemnification rights in connection with the performance of certain warranty obligations relating to optical products that were sold by us on or prior to July 16, 2003.  We and JDSU are currently evaluating the remaining obligations of each party.   As of October 31, 2004, we had recognized sales proceeds aggregating $2.9 million related to the sale of our optical business to JDSU.

We have sold or abandoned all of the assets not purchased by JDSU.  As a result of exiting the optical business, our Condensed Consolidated Statements of Operations reflect the optical business as a discontinued operation for all periods presented. See Note 4 of Notes to the Condensed Consolidated Financial Statements.

Our Customer Base.  Historically the majority of our sales have been to customers in the United States. These customers accounted for approximately 94% of our revenue in the first half of fiscal 2005, and 92% and 84% of our revenue in fiscal 2004 and 2003, respectively. However, sales to some of our U.S. customers may eventually be deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. Although international sales have increased in real terms from $2.1 million in the first half of fiscal 2004 to $2.8 million in the first half of fiscal 2005, the overall magnitude of the revenue growth from our larger domestic customers has resulted in the international business being a smaller percentage of overall revenue. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of our newer voice processing products, which are targeted at GSM networks, international revenue will begin to become a larger percentage of our overall revenue, and could decrease the percentage of our revenues that are denominated in U.S. dollars.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 94% of revenue in the first six months of fiscal 2005, and 86% and 81% of our revenue in fiscal 2004 and 2003, respectively. Sales to our two largest customers alone in the three and six-month periods ended October 31, 2004 were 91% and 88%, respectively.  Consequently, the loss of any one of these customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect in our business.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies that are outlined in our Form 10-K filed on July 14, 2004, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of October 31, 2004, we had deferred $2.2 million of revenue. To the extent that we have received cash for some or all of a given deferred revenue transaction, it is reported on the Condensed Consolidated Balance Sheet as a deferred revenue liability. However, to the extent that cash has not been collected against the deferred revenue transaction, the deferred revenue is reflected as a reduction in the corresponding account receivable balance. Of the $2.2 million of revenue deferred as of October 31, 2004, approximately 62% was associated with deferrals from our largest customers due to contractual terms. In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received. At October 31, 2004, the total amount of revenue deferred due to our assessment that collection was not reasonably assured as of shipment was $735,000.

Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation allowances, we are constantly monitoring projected demand on a product by product basis. Based on these projections we evaluate the levels of allowances required both for inventory on hand, as well as inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying allowance requirements in a timely manner, sudden changes in future buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in some larger than anticipated write-downs being recognized, such as the OC-3 write-down recorded in fiscal 2002. In the case of the OC-3 write-down, the complete pull back from the forecasted demand by the primary customer for this product resulted in a $3.5 million write-down of the OC-3 inventory. However, in 2003 the addition of a few new major customers helped to utilize a large portion of the inventory that had been written down resulting in approximately $2.2 million and $455,000 of previously written down inventory being sold in fiscal 2004 and 2003, respectively.   In the first half of fiscal 2005, we sold $403,000 of previously written down inventory.

Cost of Warranty—At the time that revenue is recognized, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on our products ranging from two to five years. The warranty generally provides that we will repair or replace any defective product within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures, which would result in a decrease in gross profits. As of October 31, 2004, we had recorded $2.1 million of accruals related to estimated future warranty costs. In general, we have been able to closely estimate the level of warranty exposure on our products, and the level of adjustment required to the reserve has been relatively insignificant. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Accounting for Income Taxes -   We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as valuation allowances for bad debts and inventory, for tax and accounting purposes. These temporary differences along with net operating loss and tax credit carry forwards result in deferred tax assets and liabilities. At least once per quarter, we must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is no longer more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and the liabilities and any valuation allowance recorded against our net deferred tax assets.

Beginning in fiscal 2002, we determined that a valuation allowance against our then existing deferred tax asset position was necessary. We based this decision on the fact that in the fourth quarter of 2002, we generated sufficient operating losses on a tax basis to fully recover all taxes paid in prior years. In addition, our expectations of limited profitability, if any, due to the softness in the telecommunication industry during fiscal 2003, combined with the significant tax losses generated by the sale of our echo cancellation software technology led us to conclude that the recovery of our deferred tax assets was no longer more likely than not. In October 2004, based on the level of historical taxable income and projections for future taxable income over the periods that our deferred tax assets are deductible, we determined that it was more likely than not that certain of its deferred tax assets will be realized and therefore released the majority of the valuation allowance.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	21.8	34.1	23.5	34.5
Gross profit	78.2	65.9	76.5	65.5
Operating expenses:
Sales and marketing	15.0	20.9	15.2	23.9
Research and development	16.4	18.0	15.1	20.5
General and administrative	6.4	8.8	6.6	10.2
Restructuring charge	—	—	—	4.0
Total operating expenses	37.8	47.7	36.9	58.6
Income from operations	40.4	18.2	39.6	6.9
Other income, net	2.3	1.9	1.9	2.6
Income from continuing operations before provision for income taxes	42.7	20.1	41.5	9.5
Benefit from income taxes	(147.3)	(0.1)	(71.3)	(0.1)
Income from continuing operations	190.0	20.2	112.8	9.6
Income (loss) from discontinued operations	(1.3)	(0.2)	0.4	(37.5)
Net income (loss)	188.7%	20.0%	113.2%	(27.9)%

THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003.

Revenue.

	Three months ended October 31,		Six months ended October 31
	2004	2003	2004	2003
Revenue	$24,253	$14,487	$49,793	$25,204

The increase in revenue during both the second quarter and first half of fiscal 2005 was due to increased shipments to our two largest domestic wireless customers as they continue to expand and update their networks.  These two customers accounted for approximately 91% of our revenues in the second quarter of fiscal 2005 as compared to 81% of the revenues in the second quarter last year and accounted for 87% of our revenues in the first half of fiscal 2005 compared to 71% of the revenues in the first half of fiscal 2004.  The primary source of product revenue growth in both the second quarter and first half of fiscal 2005 has come from our Broadband Voice Processor Flex (“BVP-Flex”) Echo Cancellation System, which was introduced in the third quarter of fiscal 2004 and has become the primary system purchased by our domestic customers. The second quarter of fiscal 2005 was the first quarter in more than two years  not to experience sequential growth, as a result of a delay in shipping a significant VQA order to an Asian customer and to a lesser extent, a softening of demand in the North America wireless market.  Although we do expect that sales of our BVP-Flex systems to our two largest domestic customers will remain the majority of our revenue for the foreseeable future, we believe that our future revenue growth will be dependent on the acceptance of our VQA products running on both our BVP-Flex and QVP platforms.  We currently believe we will see increased sales volumes of our VQA products on our QVP platforms in the second half of fiscal 2005 as the Asian customer order ships and as we see acceptance from other customers who have been evaluating this product.  However, because of the apparent softening of demand in the North America wireless market, we expect total revenue in the third quarter of fiscal 2005 to be $20 to $21 million.  We currently expect fourth quarter results to approximate those achieved in the second quarter as we believe that we will see the sales volumes from our VQA products on our QVP platforms begin to increase.

Geographically, our second quarter fiscal 2005 revenue remained primarily domestic at 93% of total worldwide revenue, which is higher than the level of domestic sales of 89% realized in the second quarter last fiscal year.  Domestic revenue in the first six months of fiscal 2005 was 94% of worldwide revenue compared to 92% in the first six months of fiscal 2004.  While domestic sales continue to be the largest portion of our geographic revenue mix, we have begun to experience an increasing year-over-year trend in international revenue in terms of dollar volume.  The relatively flat trend in domestic geographic concentration is largely being driven by the rate of growth in demand from our major domestic customers, keeping pace with the growth in the smaller international portion of our business.  Although we have successfully added customers internationally, the size of their order levels does not compare with that of our major domestic customers.  We expect that in the coming quarters the international portion of our business will begin to grow as a percentage of overall sales as we begin to realize more sales of our VQA applications in the international marketplace.  However, we expect that our domestic customers will continue to represent the majority of our revenue for the foreseeable future.

Cost of Goods Sold.

	Three months ended October 31,		Six months ended October 31
	2004	2003	2004	2003
Cost of goods sold	$5,299	$4,937	$11,703	$8,691

Cost of goods sold consists of material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory and warranty expenses and other indirect costs. The increase in cost of goods sold for the second quarter and first half of fiscal 2005 is primarily being driven by the increase in the business volume during second quarter and first half of fiscal 2005 as compared to fiscal 2004, which impacted not only the cost of the materials but also the level of installation support costs.  However, cost of goods sold did not grow in direct proportion to the increase in sales due to the factors discussed below in our analysis of gross profit.

Gross Profit.

	Three months ended October 31,		Six months ended October 31
	2004	2003	2004	2003
Gross profit	$18,954	$9,550	$38,090	$16,513
Gross margin %	78%	66%	77%	66%

The primary factor contributing to the increase in gross margin in the second quarter and first half of fiscal 2005 was our favorable customer and product mix, as fiscal 2005 was heavily dominated by our BVP-Flex products, which have a higher overall margin than the products sold in fiscal 2004, and shipments to our largest customer from fiscal 2004 which had a somewhat lower margin than shipments to our largest customer in fiscal 2005.  Margins were also favorably impacted by the limited levels of excess and obsolete provisions in the second quarter and first half of fiscal 2005, as virtually all of the product inventory identified as end of life near the end of fiscal 2004 was written down in fiscal 2004 leaving only minor levels of inventory other than our current QVP and BVP-Flex products.  Additionally, gross margins improved as relatively fixed manufacturing overhead costs represented a smaller percentage of revenue as revenue increased.  Better inventory management resulted in minimal inventory adjustments in the second quarter and first half of fiscal 2005 as compared to fiscal 2004, thereby further helping to improve gross margins.  Finally, benefiting the second quarter of fiscal 2005 was lower warranty expense based on improved product reliability.  Partially offsetting the second quarter and first half of fiscal 2005 gross margin increases were lower sales of previously written down inventory.  We expect that gross margins will trend down in the coming quarters as the mix of customers and products may not be as favorable as in the first half of fiscal 2005 as we expect the price we charge our international customers will decline as we expand the distribution of our products through OEM’s, value-added resellers and distributors.

Sales and Marketing.

	Three months ended October 31,		Six months ended October 31
	2004	2003	2004	2003
Sales and marketing	$3,640	$3,028	$7,558	$6,008

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The increase in sales and marketing was largely due to increases in salary and related costs, which increased $550,000 and $1,235,000, respectively, in the second quarter and first half of fiscal 2005, primarily due to incremental hiring of international sales and pre-sales support staff as well as domestic sales and pre-sales support staff focused on specific domestic opportunities.  Also impacting the first half of fiscal 2005 increase was a $295,000 increase in travel and related costs to support international product evaluations of our QVP product. Travel expense increased only slightly in the second quarter of fiscal 2005 as compared to second quarter of fiscal 2004.  We expect sales and marketing expenses to be flat to up in the coming quarter as we continue to invest in fostering new business opportunities worldwide.

Research and Development.

	Three months ended October 31,		Six months ended October 31
	2004	2003	2004	2003
Research and development	$3,973	$2,603	$7,517	$5,168

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The increase in spending in the second quarter and first half of fiscal of 2005 as compared to fiscal 2004 was primarily related to increased salary and related costs of $465,000 and $905,000, respectively, and increased consulting and materials costs of $675,000 and $1,002,000, respectively.  These increases in spending were primarily associated with our initial research and development efforts for our new packet-based voice products.  Additionally, depreciation, allocations of facilities and information technology related costs and maintenance on software and equipment used by the engineering departments increased $210,000 and $378,000 in the second quarter and first half of fiscal 2005, respectively.  This was due, in large part, to the increased demands from the larger engineering workforce needed to support our existing voice products, as well as our move into packet-based voice products.  We expect research and development expenses to increase in the coming quarter, as we continue to expand our development efforts on our packet-based voice products.

General and Administrative.

	Three months ended October 31,		Six months ended October 31
	2004	2003	2004	2003
General and administrative	$1,564	$1,285	$3,283	$2,576

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The second quarter and first half of fiscal 2005 increases in general and administrative spending were largely due to increased consulting and professional service costs related to Sarbanes-Oxley compliance work and international expansion, which resulted in an aggregate increase of over $290,000 and $570,000, respectively, of spending.  Additionally, legal and audit expense increased $106,000 in the first half of fiscal 2005 due to increased work related to analyzing potential international tax strategies and the set-up of international subsidiaries.  We expect general and administrative expense to increase by approximately 10% over the next two quarters as we continue to incur costs related to Sarbanes-Oxley and international expansion.

Restructuring Charges.  The restructuring charge in the first half of fiscal 2004 of $1.0 million reflects the recognition of costs associated with elimination of redundant personnel and facilities as a result of exiting our optical business, which costs did not qualify for discontinued operations treatment. These costs included $21,000 of severance and related benefits for the impacted employees, and a loss of $995,000 associated with the abandonment of approximately 11,000 square feet in our Mountain View headquarters.  As of the end of July 2003, virtually all of the severance and related costs had been paid. A substantial portion of the lease loss provision, $741,000, was reversed in the fourth quarter of fiscal 2004 when it was determined that due to the larger than planned increase in business volumes in fiscal 2004 and the expansion into the packet voice market, that we would need to move back into the Mountain View space originally abandoned when we exited the optical business.  There were no restructuring charges recorded in the first half of 2005.  See Note 5 of Notes to the Condensed Consolidated Financial Statements.

Other Income, Net.

	Three months ended October 31,		Six months ended October 31
	2004	2003	2004	2003
Other income, net	$569	$275	$938	$659

Other income, net consists of interest income on our invested cash and cash equivalent balances, as well as short and long-term investments, foreign currency activities, and a nominal amount of interest expense. The second quarter and first half of fiscal 2005 increase in other income, net was primarily attributable to higher interest income, due to our larger invested cash balance and an improvement in the return on our invested cash.

Income Taxes, Continuing Operations

	Three months ended October 31,		Six months ended October 31
	2004	2003	2004	2003
Benefit from income taxes	$(35,732)	$(17)	$(35,523)	$(6)

Income taxes consist of federal, state and foreign income taxes.  Our benefit for income taxes to continuing operations for the second quarter of 2005 and 2004 was $35.7 million and $17,000, respectively.  Our benefit for income taxes to continuing operations for the first half of fiscal 2005 and 2004 was $35.5 million and $6,000, respectively.  The benefit in fiscal 2005 includes the reversal of our valuation allowance against the majority of   our deferred tax assets. In October of 2004, we concluded that it was more likely than not that we would realize the benefit related to our deferred tax assets. Accordingly, we reduced the valuation allowance against the assets and recorded a tax benefit of $35.8 million.  The recognition of the deferred tax assets has no impact on our current period cash flows. The recognition of the deferred tax assets increased reported earnings per share due to the resulting benefit recorded in the statement of operations from the elimination of our valuation allowance. Partially offsetting the tax benefit recorded was income tax expense associated with income earned by our foreign subsidiaries and alternative minimum tax, which was $116,000 and $325,000 for the second quarter and first half of fiscal 2005, respectively. We expect the tax rate to be less than 1% for the remainder of fiscal 2005 due to the release of the majority of a remaining $5.6 million valuation allowance against our deferred tax assets.   The majority of this remaining allowance will be released as a result of the requirement under SFAS No. 109, “Accounting for Income Taxes” to use an annualized effective tax rate for each interim period during the year, including current year interim periods after a valuation allowance release has occurred.

Income (loss) from Discontinued Operations

	Three months ended October 31,		Six months ended October 31
	2004	2003	2004	2003
Income (loss) from discontinued operations	$(308)	$(33)	$181	$(9,442)

The first quarter of fiscal 2004 was the last quarter in which we had any operation of our discontinued optical business due to the sale of the majority of the business to JDSU and the abandonment of the remainder in that quarter.  Income (loss) from discontinued operations was ($308,000) and $181,000 in the second quarter and first half of fiscal 2005, respectively.  Those income (loss) amounts are net of an $110,000 income tax benefit related to the reversal of our valuation reserve on deferred tax assets.  Fiscal 2004 reflected the net loss on the sale of the optical technology, inventory and certain fixed assets to JDSU of approximately $2.3 million and other exit costs associated with abandoning that portion of the optical business not acquired by JDSU.  The other exit costs that totaled approximately $4.6 million included severance for optical employees not hired by JDSU, losses on the abandonment of our international optical development offices in the UK and Australia and the impairment of optical fixed assets and other assets not acquired by JDSU.  We expect that there will continue to be minor levels of activity associated with contingent consideration and resolution of indemnification obligations between JDSU and us, as well as final wind up costs of international optical operations.  See Note 4 of Notes to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2004, we had cash and cash equivalents of $113.2 million as compared to $94.8 million at April 30, 2004. Additionally we had short-term and long-term investments of $42.3 million and $1.2 million, respectively as of October 31, 2004 as compared to $30.7 million and $5.0 million at April 30, 2004. In August 2004, we renewed our line of credit to borrow up to $2.0 million for operating purposes, for which no borrowings were outstanding as of October 31, 2004. This line of credit expires on July 31, 2005. The credit facility is collateralized by - all of our current and future accounts receivable and inventory balances  and requires that we maintain certain financial covenants in order to be able to draw against the facility.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Six months ended October 31,
	2004	2003
Cash flow from operating activities	$19,217	$6,109

The improvement in our cash flow from operations reflects the overall improvement in our operating results due in large part to increased product shipments. In addition, our exiting the optical communications business in the first quarter of fiscal 2004 also favorably impacted our operating results by eliminating all spending we had previously invested in this product line.  The combination of these two factors, while managing growth in our voice quality related operating expenses, has contributed to our return to profitability and positive cash flows from operating activities. The favorable improvements in operating results were partially offset by an unfavorable trend in our current assets and liabilities during the first six months of fiscal 2005 as compared to the first six months of fiscal 2004. This trend was largely due to the pay down of various liabilities, the recognition of revenue deferrals and increases in our accounts receivable balance as our average days sales outstanding at October 31, 2004 moved back to approximately 28 days as we expected. Although we expect to see positive cash flows from operations in the coming quarter, they may not be in the same ratio to earnings, largely due to expected increases in accounts receivable as new international customers  may  require somewhat longer payment terms, and increased inventory levels due to our introduction of new products.

	Six months ended October 31,
	2004	2003
Cash flow from investing activities	$(9,427)	$1,236

The change in the trend of cash flows from investing activities is due to two key events.  First, in the latter half of fiscal 2004, we changed our investing strategy to include short-term and long-term investments designed to improve our overall return on invested funds, which for the first time resulted in us using cash in investing activities to purchase these short-term and long-term investments.  Partially offsetting this use of cash in fiscal 2005 and contributing to the positive cash flows from investing activities in fiscal 2004 was the collection of sales proceeds from the sale of our optical business in fiscal 2004 of $1.6 million as opposed to $508,000 of proceeds collected related to this sale, and $34,000 of other minor sales of our optical equipment, in fiscal 2005.  We expect that investing activities will continue to use cash in the coming quarter as we continue to utilize longer term investments to help improve the yield on invested cash.  We also plan to continue to invest in capital assets related to new product introductions and to support our efforts to introduce new products internationally.  In addition, the level of offset from the proceeds from sale of our optical business should not be as large in fiscal 2005, as we expect to receive only modest levels of cash from the sale of our optical business to JDSU.

	Six months ended October 31,
	2004	2003
Cash flow from financing activities	$8,642	$6,150

The increase in the trend of cash flow from financing activities in the first half of fiscal 2005 as compared to fiscal 2004 was largely due to funds received upon stock option exercises.  The limited level of option activity in fiscal 2004 was primarily due to a large portion of the options at that time only being marginally in the money or underwater during most of the first six months of fiscal 2004.  However, with our return to profitability and the improvement in our stock price, option activity has become more robust over the last few quarters.  Although we expect to continue to have positive cash flows from financing activities due to employee stock plan activity, the level of cash flow will vary depending on market conditions.  We further believe that it is unlikely that the cash flows will continue at the pace experienced in the latter part of fiscal 2004 and into the first six months of fiscal 2005.

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

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years

Operating leases	$3,399	$1,984	$1,404	$11	$—
Purchase commitments	10,705	10,705	—	—	—

Total	$14,104	$12,689	$1,404	$11	$—

We believe that we will be able to satisfy our cash requirements for at least the next twelve months from our existing cash and investment balances and receipt of additional sales proceeds from the sale of our optical business. The ability to fund our operations beyond the next twelve months will be dependent on the overall demand of telecommunications providers for new capital equipment. Should our customers’ capital spending patterns deteriorate from their current levels, we could need to find additional sources of cash during the early part of fiscal 2007 or reduce our spending to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 94% of our revenue in the first six months of fiscal 2005 and 86% and 81% of our revenue in fiscal 2004 and 2003, respectively.  Our two largest customers accounted for 45% and 42%, respectively, of our revenues in the first six months of fiscal 2005.  A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business. This occurred in fiscal 2001 when Qwest, then our largest customer, substantially discontinued purchasing our product due to the down turn in the telecommunications industry.

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

Certain domestic carriers have recently announced the potential softening of their capital spending plans, which we expect to have an immediate impact on this coming quarter’s revenues.  In addition, we can not predict the impact it may have on the fourth quarter and beyond due to  our customers’ relatively short order horizon.

WE ARE RELIANT SOLELY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

We expect that, at least through the remainder fiscal 2005, our sole business will be the design, development and marketing of voice processing products.  However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenues to date, could limit the rate of growth of our business.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND WE ANTICIPATE THAT THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue experiences a significant decline in a quarter, as we experienced in the second half of fiscal 2001 and again in the second quarter of fiscal 2002, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price.

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

Our customers may delay or rescind orders for our existing products in anticipation of the release of our or our competitors’ new products, as well as due to merger and acquisition activity as experienced by our new Asian customer in the second quarter of fiscal 2005. Further, if our or our competitors’ new products substantially replace the functionality of our existing products, our existing products may become obsolete, which could result in inventory write-downs, and/or we could be forced to sell them at reduced prices or even at a loss.

In addition, the sales cycle for our products is typically lengthy. Before ordering our products, our customers perform significant technical evaluations, which typically last up to 90 days or more for our base echo cancellation systems and up to 180 days or more for our newer VQA product offering. Once an order is placed, delivery times can vary depending on the product ordered. As a result, revenue forecasted for a specific customer for a particular quarter may not occur in that quarter. Because of the potential large size of our customers’ orders, this would adversely affect our revenue for the quarter.

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE.

We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. Although we believe we will achieve our product introduction dates, there is no guarantee that they will not be delayed.  The current product introductions, which are of greatest significance, are our new voice quality features, which are being offered on our new BVP-Flex and QVP voice processing hardware platforms.  We are currently experiencing numerous customer evaluations of these features around the world and realized our first modest levels of revenue from these new products in the fourth quarter of fiscal 2004.  Although these evaluations are taking longer than we first anticipated, we expect more significant levels of revenue from these new features during the remainder of fiscal 2005.  However, should the customer evaluation process become further protracted or the product not meet the customers’ expectations, the timing of our realization of any revenues from these new products could be delayed or not materialize at all.

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

Under the terms of the sale agreement of our echo cancellation software to TI, TI is precluded from licensing the software to other echo cancellation systems companies for a period of two years from the date of the sale and to two specified competitors for a period of four years from the date of sale.  If TI were to license its echo cancellation software to other echo cancellation systems companies now that the two year period has expired, it could increase the level of competition and adversely affect our success in our echo cancellation systems business.

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

We have experienced, and continue to experience, as have other companies in our sector, a slowdown in infrastructure spending by our customers. This trend of lower capital spending in the telecommunications industry contributed to the decline in our revenues, beginning in the second half of fiscal 2001, and although we have experienced some level of recovery in sales to these customers, sales have not fully recovered to the levels we saw prior to the decline in fiscal 2001.  We also believe that there is some minor stiffening in the domestic capital spending levels which could impact our third quarter revenue levels. Our success will continue to depend in large part on development, expansion and/or upgrade of voice and communications networks. We are subject to risks of growth constraints due to our current and planned dependence on domestic and international telecommunications service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, economic conditions, changes in regulation and consolidation.

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

WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS.

Historically, we have sold mostly to customers in North America. We are continuing to execute on our plans to expand our international presence through the establishment of new relationships with established international OEMs, value-added resellers and distributors. However, we may still be required to hire additional personnel for the overseas market, as we have seen over the last couple of quarters, and may incur other unforeseen expenditures related to our international expansion. Despite these efforts, our planned expansion overseas may not be successful. As we expand our sales focus further into international markets, we will face new and complex issues that we may not have faced before, such as expanded risk to currency fluctuations, longer payment cycles, manufacturing overseas, political or economic instability, potential adverse tax consequences and broadened import/export controls, which will put additional strain on our management personnel. In the past, the vast majority of our international sales have been denominated in U.S. dollars; however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies. Additionally, the number of installations we will be responsible for may increase as a result of our continued international expansion. In the past, we have experienced difficulties installing one of our echo cancellation products overseas. In addition, we may not be able to establish more relationships with international OEMs, value-added resellers and distributors. If we do not, our ability to increase sales could be materially impaired.

IF WE ARE UNABLE TO ASSERT THAT OUR INTERNAL CONTROLS ARE EFFECTIVE, OR IF OUR INDEPENDENT AUDITORS ARE UNABLE TO CONCUR WITH OUR ASSERTIONS AS TO THE EFFECTIVENESS OF OUR CONTROLS, UNDER SECTION 404 OF SARBANES-OXLEY, OUR STOCK PRICE WOULD BE ADVERSELY IMPACTED.

We are currently expending extensive internal and external resources to document and test our internal controls in preparation for issuing our annual assessment of our internal controls as required by Section 404 of Sarbanes-Oxley and the associated audit of those controls by our external auditors at the end of fiscal 2005.  Although we believe that we will be able to issue a positive assessment of our internal controls as part of our fiscal 2005 Annual Report on Form 10-K, based on the work performed to date, there is no guarantee that ultimately we will be able to do so, or that our independent auditors will concur with our assessment, which could require us to expend even more resources to achieve the level of effectiveness deemed necessary by our auditors or could result in a qualified opinion from our auditors on our internal controls.  Because opinions on internal controls have not been required in the past, it is uncertain what impact, if any, a qualified opinion would have upon our stock price, although we would expect it to be adverse due to potential stockholder loss of confidence in our ability to report timely and accurate financial results.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at three major financial institutions in the United States. As of October 31, 2004, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempt to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity.  We do not hold any instruments for trading purposes.

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

The following table presents the hypothetical changes in fair values of our investments as of October 31, 2004, based on a discounted cash flow calculation over the remaining term of each investment, that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of October 31, 2004	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Total investments	$43,729	$43,637	$43,550	$43,459	$43,368	$43,277	$43,185

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

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of October 31, 2004 and April 30, 2004 (in thousands). Carrying value approximates fair value.

	October 31, 2004		April 30, 2004
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$113,217	1.28%	$94,785	0.95%
Short-term investments	42,292	1.78	30,724	1.32
Long-term investments	1,167	1.59	4,996	1.75

Total	$156,676	1.42%	$130,505	1.05%

To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign invoices are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

Item 4—Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2004. Based on this evaluation, Messrs. Montgomery and Tamblyn concluded that our disclosure controls and procedures were effective to provide a reasonable assurance that the information required to be disclosed by us in our reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For example, controls can be circumvented by a person’s individual acts, by collusion of two or more people or by management override of the control. Because a cost-effective control system can only provide reasonable assurance that the objectives of the control system are met, misstatements due to error or fraud may occur and not be detected.

In addition, we reviewed our internal control over financial reporting, and there were no changes in our internal control over financial reporting during the quarter ended October 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 17, 2004, we held our 2004 Annual Meeting of Stockholders at our corporate headquarters in Mountain View, California. Of the 33,869,102 shares entitled to vote at the meeting, 31,815,306 (93.93%) were represented. During this meeting the following matters were voted upon:

Matter	For	Against	Withheld/Abstain
Election of two directors to serve until the 2007 annual meeting of stockholders:
William A. Hasler	24,933,955	—	6,881,351
Timothy K. Montgomery	27,986,736	—	3,828,570

Gregory M. Avis and Edwin L. Harper will continue in office as directors in the class of directors to be elected at our 2005 annual meeting of stockholders. Andrei M. Manoliu and David M. Sugishita will continue in office as directors in the class of directors to be elected at our 2006 annual meeting of stockholders.

	For	Against	Withheld/Abstain	Broker Non-votes
Amendment to the 1998 Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan from 3,856,082 shares to 4,856,082 shares.	18,603,302	8,157,571	9,840	5,044,593

Ratification of the selection of PricewaterhouseCoopers, LLP as the independent auditors of the Company for the fiscal year ending April 30, 2005.	31,467,780	332,179	15,347	—

ITEM 5.                OTHER INFORMATION

Consistent with Section 10A (i) (2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of Ditech. Since the beginning of the first quarter of fiscal 2005, the Audit Committee did not approve any new or recurring engagements with PricewaterhouseCoopers for non-audit services other than to conduct a change-of-control tax analysis for us.

ITEM 6. EXHIBITS

Exhibit		Description of document
2.3	(1)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
3.1	(2)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2	(3)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3	(4)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	(5)	Specimen Stock Certificate
4.3	(4)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4	(4)	Form of Rights Certificate
31.1		Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Ditech Communications Corporation
Date:	December 7, 2004	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT LIST

Exhibit		Description of document
2.3	(1)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
3.1	(2)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2	(3)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3	(4)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	(5)	Specimen Stock Certificate
4.3	(4)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4	(4)	Form of Rights Certificate
31.1		Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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