Form 10-Q
period 2005-01-31
DITECH COMMUNICATIONS CORP
filed 2005-03-10
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

As of February 28, 2005, 31,976,926 shares of the Registrant’s common stock were outstanding.

DITECH COMMUNICATIONS CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements (unaudited)
Condensed Consolidated Statements of Operations THREE AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
Condensed Consolidated Balance Sheets AS OF JANUARY 31, 2005 AND APRIL 30, 2004
Condensed Consolidated Statements of Cash Flows NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
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
Signatures

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Communications Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004
Revenue	$21,310	21,303	$71,103	$46,507
Cost of goods sold	4,788	7,261	16,491	15,952

Gross profit	16,522	14,042	54,612	30,555

Operating expenses:
Sales and marketing	4,164	3,305	11,722	9,313
Research and development	4,499	2,674	12,016	7,842
General and administrative	2,017	1,411	5,300	3,987
Restructuring charge	—	—	—	1,016

Total operating expenses	10,680	7,390	29,038	22,158

Income from operations	5,842	6,652	25,574	8,397
Other income, net	747	311	1,685	970

Income from continuing operations before provision (benefit) for income taxes	6,589	6,963	27,259	9,367
Provision (benefit) for income taxes	(524)	133	(36,047)	127

Income from continuing operations	7,113	6,830	63,306	9,240

Discontinued operations:
Loss from discontinued operations	—	—	—	(2,538)
Income (loss) on disposition	23	(38)	94	(6,930)
Income tax benefit	—	(133)	(110)	(121)
Income (loss) from discontinued operations	23	95	204	(9,347)

Net income (loss)	$7,136	$6,925	$63,510	$(107)

Basic income (loss) per share:
From continuing operations	$0.21	$0.21	$1.87	$0.29
From discontinued operations	—	—	.01	(0.29)
Basic net income (loss) per share	$0.21	$0.21	$1.88	$(0.00)

Diluted income (loss) per share:
From continuing operations	$0.20	$0.20	$1.77	$0.28
From discontinued operations	—	—	.01	(0.28)
Diluted net income (loss) per share	$0.20	$0.20	$1.78	$(0.00)

Weighted shares used in per share calculation:
Basic	34,084	32,291	33,867	31,400
Diluted	35,498	34,852	35,780	32,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	January 31, 2005	April 30, 2004

Assets
Cash and cash equivalents	$49,670	$45,610
Short-term investments	84,199	79,899
Accounts receivable, net	17,161	6,544
Inventories	6,595	5,955
Deferred income taxes	2,557	—
Other current assets	1,720	2,168

Total current assets	161,902	140,176

Long-term investments	416	4,996
Property and equipment, net	4,152	3,603
Deferred income taxes	48,678	—
Other assets	1,140	1,773

Total assets	$216,288	$150,548

Liabilities and Stockholders’ Equity
Accounts payable	$3,330	$2,123
Accrued expenses	7,963	8,885
Deferred revenue	686	2,450
Income taxes payable	1,476	1,690
Total current liabilities	13,455	15,148

Common stock	294,547	281,223
Accumulated deficit	(91,691)	(145,785)
Other comprehensive loss	(23)	(38)

Total stockholders’ equity	203,833	135,400

Total liabilities and stockholders’ equity	$216,288	$150,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended January 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$63,510	$(107)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,012	2,316
Loss from discontinued operations	344	6,021
Loss on disposal of fixed assets	159	—
Tax benefit from exercise of stock options	15,419	—
Deferred income taxes	(51,235)	—
Restructuring charges	—	795
Allowance for doubtful accounts	—	(300)
Other	756	(5)
Changes in assets and liabilities:
Accounts receivable	(10,617)	4,295
Inventories	(640)	(627)
Other current assets	(268)	(345)
Income taxes	(205)	(33)
Accounts payable	1,076	(1,113)
Accrued expenses and other	(944)	1,345
Deferred revenue	(1,783)	3,086

Net cash provided by operating activities	17,584	15,328

Cash flows from investing activities:
Purchases of property and equipment	(2,094)	(1,246)
Purchases of available for sale investments	(39,921)	(55,734)
Sales and maturities of available for sale investments	39,460	5,799
Proceeds from sale of discontinued operations	542	1,794
Collection of note receivable	—	834
Additions to other assets	—	(318)

Net cash used in investing activities	(2,013)	(48,871)

Cash flows from financing activities:
Repurchase of common stock	(21,553)	—
Proceeds from employee stock plan issuances	10,042	9,694

Net cash provided by (used in) financing activities	(11,511)	9,694

Net decrease in cash and cash equivalents	4,060	(23,849)
Cash and cash equivalents, beginning of period	45,610	69,670

Cash and cash equivalents, end of period	$49,670	$45,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      DESCRIPTION OF BUSINESS

Ditech Communications Corporation (the “Company”) designs, develops and markets telecommunications equipment for use in canceling echo and enhancing voice quality in voice calls over wireline and wireless telecommunications networks. The Company has established a direct sales force that sells its products in the U.S. and internationally.  In addition, the Company is expanding its utilization of value added resellers, distributors and original equipment manufacturers in an effort to broaden its sales channels, and this expanded utilization of value added resellers, distributors and original equipment manufacturers has occurred primarily in our international markets.

2                                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of January 31, 2005, and for the three and nine-month periods ended January 31, 2005 and 2004, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim periods ended January 31, 2005 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2004, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2004, file number 000-26209.

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

Reclassifications

The Company had historically classified auction rate securities as cash equivalents if the period between interest rate resets was  90 days or less, which was based on the Company’s ability to either liquidate its holdings or roll its investment over to the next reset period. As a result of re-evaluating the classification of its auction rate securities, the Company has reclassified $49.2 million previously classified as cash equivalents to short-term investments in the condensed consolidated balance sheet as of April 30, 2004.  Such auction rate securities investments are intended to meet the short-term working capital needs of the Company and, as noted, are highly liquid investments that the Company can sell or roll over on 28 or 35 day auction cycles. In addition, the Company has reported gross purchases and sales of those auction rate securities investments in the condensed consolidated statements of cash flows for the nine month period ended January 31, 2004 to conform to the current period’s presentation.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities, which management is able to liquidate on 28 or 35 day auction cycles, are considered short-term investments. Other investment securities with remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist primarily of U.S. Government securities and corporate bonds, as well as, commercial paper, asset backed securities, certificates of deposit and auction rate securities.  Management has classified the Company’s short-term and long-term investments as available-for-sale securities in the accompanying condensed consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. Interest on securities classified as available-for-sale is also included in interest income.

The following table summarizes the impact of the auction rate securities reclassification for the last four quarters (in thousands, unaudited):

	Pre-reclassification		Post-reclassification
	Cash & Cash Equivalents	Short-term Investments	Cash & Cash Equivalents	Short-term Investments

April 30, 2004	$94,785	$30,724	$45,610	$79,899
July 31, 2004	106,727	35,904	57,677	84,954
October 31, 2004	113,217	42,292	63,642	91,867
January 31, 2005	93,248	40,621	49,670	84,199

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

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004
Historical net income (loss) per share, basic and diluted:
Income from continuing operations	$7,113	$6,830	$63,306	$9,240
Income (loss) from discontinued operations	23	95	204	(9,347)
Net income (loss)	$7,136	$6,925	$63,510	$(107)

Basic:
Weighted average shares of common stock outstanding	34,086	32,294	33,869	31,403
Shares subject to repurchase	(2)	(3)	(2)	(3)
Shares used in calculation of basic per share numbers	34,084	32,291	33,867	31,400

Income from continuing operations	$0.21	$0.21	$1.87	$0.29
Gain (loss) from discontinued operations	—	—	.01	(0.29)
Net income (loss) per share	$0.21	$0.21	$1.88	$(0.00)

Diluted:
Shares used in calculation of basic per share numbers	34,084	32,291	33,867	31,400
Shares subject to repurchase	2	3	2	3
Dilutive effect of stock plans	1,412	2,558	1,910	1,561
Shares used in calculation of diluted per share numbers	35,498	34,852	35,780	32,964

Income from continuing operations	$0.20	$0.20	$1.77	$0.28
Gain (loss) from discontinued operations	—	—	.01	(0.28)
Net income (loss) per share	$0.20	$0.20	$1.78	$(0.00)

Comprehensive Income (Loss)

For the three and nine-month periods ended January 31, 2005, comprehensive income was $7.1 million and $63.4 million, respectively, and included the impact of unrealized gains and losses on investment securities, net of tax and foreign currency translation adjustments. The total comprehensive income (loss) for the three and nine-month periods ended January 31, 2004 was $6.9 million and $(101,000), respectively, which reflected the impact of realizing a foreign currency translation adjustment due to the substantial liquidation of the Company’s international operations.

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

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. If compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income (loss) for the three and nine-month periods ended January 31, 2005 and 2004 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts, unaudited):

	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004
Net income (loss) as reported	$7,136	$6,925	$63,510	$(107)

Add: Stock-based compensation expense included in reported net income (loss), net of applicable tax effects	—	—	—	—

Deduct: Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	(1,927)	(5,145)	(6,188)	(5,300)

Pro forma net income (loss)	$5,209	$1,780	$57,322	$(5,407)

Basis net income (loss) per share:

As reported	$0.21	$0.21	$1.88	$(0.00)

Pro forma	$0.15	$0.06	$1.69	$(0.17)

Diluted net income (loss) per share:

As reported	$0.20	$0.20	$1.78	$(0.00)

Pro forma	$0.15	$0.05	$1.60	$(0.16)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning in the second quarter of fiscal 2006.  Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required.  The Company is currently evaluating the impact of SFAS 123R on its financial position and results of operations.  See “Accounting for Stock-Based Compensation” in Note 2 for information related to the pro forma effects on the Company’s reported net loss and net loss per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its financial statements.

3.                                      BALANCE SHEET ACCOUNTS

Inventories comprised (in thousands, unaudited):

	January 31, 2005	April 30, 2004

Raw materials	$504	$1,527
Work in progress	57	46
Finished goods	6,034	4,382

Total	$6,595	$5,955

Accrued expenses comprised (in thousands, unaudited):

	January 31, 2005	April 30, 2004

Accrued employee related	$3,271	$3,883
Accrued warranty	2,087	1,980
Accrued restructuring and discontinued operations costs	241	1,064
Other accrued expenses	2,364	1,958

Total	$7,963	$8,885

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands, unaudited):

	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004

Balance as of the beginning of the fiscal period	$2,087	$1,685	$1,980	$1,588
Provision for warranties issued during fiscal period	102	372	493	728
Warranty costs incurred during fiscal period	(102)	(98)	(341)	(377)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	—	—	(45)	20

Balance as of January 31	$2,087	$1,959	$2,087	$1,959

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

4.                                      DISCONTINUED OPERATIONS

On July 16, 2003, the Company completed the primary step as part of exiting of its optical communications business through the sale of a large portion of the assets of its optical communications business to JDSU, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”).  The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (i) approximately $1.4 million was paid to the Company at closing, (ii) $225,000 due one year from the closing (subject to reduction in the event any successful indemnification claims are made against the Company), and (iii) up to an additional $4.9 million to be paid to the Company, which is comprised of up to $973,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any.  Additionally, JDSU had the right to require the Company to reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, which right expired as of July 31, 2004.  JDSU also has indemnification rights in connection with the performance of certain warranty obligations relating to optical products that were sold by the Company on or prior to July 16, 2003. The Company and JDSU are currently evaluating the remaining obligations of each party.  However, the Company does not expect that the outcome of these discussions will have a material affect on its financial statements.  As of January 31, 2005, the Company had recognized sales proceeds aggregating $2.9 million related to the sale of the optical business to JDSU.

Subsequent to the sale to JDSU, the Company had aggressively pursued the disposition, through sale, sublease or abandonment, of assets not included in the Purchase Agreement and the facility leases for the Company’s Australian and United Kingdom optical research facilities. As of January 31, 2005, the Company had disposed of all optical assets not acquired by JDSU and had negotiated out of the leases for the Australian and United Kingdom optical research facilities.  Certain information with respect to the discontinued optical communications business’ operations is summarized below (in thousands, unaudited):

	Three months ended January 31, 2004	Nine months ended January 31, 2004
Revenue	$—	$1,656
Gross profit (loss)	—	269
Operating expenses	—	2,807
Loss from discontinued operations	—	(2,538)

There were no operating results for the optical business for the three months ended January 31, 2005 and 2004 and the nine months ended January 31, 2005.

The following table shows the components of the gain (loss) from the disposal of the Company’s discontinued operations (in thousands, unaudited):

	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004
Proceeds from sale	$—	$563	$(55)	$3,134
Less: Net book value of assets sold	—	—	—	4,671
Transaction costs	—	—	(68)	221
Gain (loss) on sale	—	563	13	(1,758)
Costs to exit remainder of optical business	(23)	601	(81)	5,172
Income (loss) on disposition	23	(38)	94	(6,930)
Tax benefit	—	(133)	(110)	(121)
Total gain (loss) on disposal	$23	$95	$204	$(6,809)

The costs of exiting the optical business, recorded in July 2003, included severance and related costs for optical employees not hired by JDSU of $1.6 million, of which amount $1.5 million had been paid as of January 31, 2005. In addition, in July 2003, the Company recorded initial provisions related to impairment of optical assets not acquired by JDSU of $2.7 million and realized losses associated with abandonment of facility leases related to the Company’s UK and Australian optical development operations of $275,000.  As of January 31, 2005, the Company has resolved all loss contingencies related to closing the optical business with the exception of certain potential matters related to the closure of the Company’s international optical operations, for which the Company believes the maximum unreserved exposure of $300,000. The Company is currently negotiating to mitigate these costs; as a result a probable and estimable loss has not been incurred.  At such time that a loss becomes probable and estimable related to this matter, the Company will record such loss provision as an additional adjustment to the loss from exiting the optical business.

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

6.                                      BORROWING AGREEMENT

Effective August 25, 2004, the Company renewed its $2.0 million operating line of credit with its bank.  The renewed line of credit, which expires on July 31, 2005, carries the same basic terms as the original line of credit with some reduction and/or elimination of certain of the financial covenants.  As of January 31, 2005, the Company had no borrowings outstanding under the line of credit.

7.                                      SHAREHOLDERS’ EQUITY

In December 2004, the Company’s Board of Directors authorized the repurchase of up to $35 million of common stock under a stock repurchase program.  During the third quarter of fiscal 2005, the Company repurchased and retired 1,535,500 shares of its common stock at an average price of $14.04 per share for an aggregate purchase price of $21.6 million.  From the inception of the program through February 14, 2005, the Company had repurchased and retired an aggregate 2,516,660 shares of its common stock at an average price of $13.91 per share for an aggregate purchase price of $35 million.  Consequently, the Company is not authorized to purchase any additional shares under the stock repurchase program as of February 14, 2005.

The aggregate purchase price of the shares of the Company’s common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company is required to allocate the purchase price of the repurchased shares as a reduction to retained earnings and common stock and additional paid-in capital.

8.                                      INCOME TAXES

In October 2004, based on the level of historical taxable income and projections for future taxable income over the periods that the Company’s deferred tax assets are deductible, the Company determined that it was more likely than not that certain of its deferred tax assets are expected to be realized and therefore released $50.3 million of valuation allowance.  The reversal of the valuation allowance and subsequent a corresponding adjustment of the deferred tax assets resulted in the recognition of income tax benefits to continuing operations and discontinued operations of $36.1 million and $110,000, respectively, for the nine months ended January 31, 2005.  In addition, the Company recognized a credit of $15.0 million to additional paid-in capital for the portion of the deferred tax asset attributable to benefits from the exercise of employee stock options for that nine-month period.  As of January 31, 2005, the Company has a remaining valuation allowance of approximately $2.6 million.  The remaining allowance will be released in the fourth quarter of fiscal 2005 as a result of the requirement under SFAS No. 109, “Accounting for Income Taxes” to use an annualized effective tax rate for each interim period during the year, including current year interim periods, after a valuation allowance has been released.

The Company’s deferred tax assets, net comprised (in thousands, unaudited):

	January 31, 2005	April 30, 2004

Deferred tax assets	$53,883	$52,229
Valuation allowance	(2,648)	(52,229)
Deferred tax assets, net	$51,235	$—

Short-term deferred tax assets, net	$2,557	$—
Long-term deferred tax assets, net	48,678	—
Deferred tax assets, net	$51,235	$—

The Company’s provision (benefit) for income taxes comprised (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004

Interim period provision for income taxes	$43	$133	$51	$127
Release of valuation allowance	(567)	—	(36,098)	—

Total	$(524)	$133	$(36,047)	$127

9.                                      REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

As a result of the Company exiting the optical communications business in the first quarter of fiscal 2004, that segment has been reported as a discontinued operation in the condensed consolidated statements of operations for all periods presented.  As such, the Company currently operates in a single segment, voice processing products.

Geographic revenue information comprises (in thousands, unaudited):

	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004

USA	$18,922	$19,729	$65,944	$42,806
Far East	867	163	2,107	879
Europe	320	733	1,116	1,613
Canada	1,164	163	1,720	666
Latin America	37	515	216	543

Total	$21,310	$21,303	$71,103	$46,507

Sales for the three and nine-month periods ended January 31, 2005 each included two customers (44.9% and 40.0%) and (43.1% and 43.7%), respectively, that represented greater than 10% of total revenue. Sales for the three and nine-month periods ended January 31, 2004 included two customers (41.5% and 37.7%) and three customers (41.2%, 27.5% and 14.6%), respectively, that represented greater than 10% of total revenue.  At January 31, 2005, two customers represented greater than 10% of accounts receivable (51% and 39% of accounts receivable).  At April 30, 2004, two customers represented greater than 10% of accounts receivable (77% and 11% of accounts receivable).

The Company maintained its property and equipment in the following countries (in thousands, unaudited):

	January 31, 2005	April 30, 2004

USA	$4,110	$3,552
United Kingdom	42	51

Total	$4,152	$3,603

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

Since becoming a public company in June 1999, our financial success has been primarily predicated on the success of the domestic wireline and more recently wireless carriers. During fiscal 2000 and the first half of fiscal 2001, we benefited from the rapid expansion in domestic wireline infrastructure spending to support increasing demand expectations due to customer growth and the expectations of increased demand from internet traffic. In the latter half of fiscal 2001, as the promise of the internet’s growth waned, we, along with virtually every other telecommunications equipment supplier, experienced a significant decline in revenues due to a dramatic decline in infrastructure spending by domestic carriers. Over the last three years, wireline carriers have experienced a modest recovery in spending while wireless carriers have experienced more rapid growth. We expect that our near term revenues will continue to be heavily influenced by the buying trends in the domestic wireless market but expect to see increased demand internationally as our newer voice processing platforms, running our VQA software, begin to achieve broader market acceptance.

Exit of Optical Business.  In May 2003, we announced a change to our strategic direction. We decided to focus all of our assets in continuing to grow our voice processing business, including our echo cancellation and new VQA features, and as a result we decided to sell our optical communications business. In July 2003, we completed the primary step in our planned exit of our optical communications business through the sale of a large portion of the assets and the technology of the optical communications business to JDS Uniphase Corporation (“JDSU”).  The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (i) approximately $1.4 million was paid at closing, (ii) $225,000 due one year from the closing (subject to reduction in the event any successful indemnification claims are made against us), and (iii) up to an additional $4.9 million to be paid to us, which is comprised of up to $973,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any.  Additionally, JDSU had the right to require us to reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, which right expired as of July 31, 2004. JDSU also has indemnification rights in connection with the performance of certain warranty obligations relating to optical products that were sold by us on or prior to July 16, 2003.  We and JDSU are currently evaluating the remaining obligations of each party.   As of January 31, 2005, we had recognized sales proceeds aggregating $2.9 million related to the sale of our optical business to JDSU.

We have sold or abandoned all of the assets not purchased by JDSU.  As a result of exiting the optical business, our Condensed Consolidated Statements of Operations reflect the optical business as a discontinued operation for all periods presented. See Note 4 of Notes to the Condensed Consolidated Financial Statements.

Our Customer Base.  Historically the majority of our sales have been to customers in the United States. These customers accounted for approximately 93% of our revenue in the first nine months of fiscal 2005, and 92% and 84% of our revenue in fiscal years 2004 and 2003, respectively. However, sales to some of our U.S. customers may eventually be deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. Although international sales have increased in absolute dollars from $3.7 million in the first nine months of fiscal 2004 to $5.2 million in the first nine months of fiscal 2005, the overall magnitude of the revenue growth from our larger domestic customers has resulted in the international business being a smaller percentage of overall revenue. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of our newer voice processing products, which are targeted at GSM networks, international revenue will begin to become a larger percentage of our overall revenue.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 92% of our revenue in the first nine months of fiscal 2005, and 86% and 81% of our revenue in fiscal years 2004 and 2003, respectively. Sales to our two largest customers alone in the three and nine-month periods ended January 31, 2005 were 85% and 87%, respectively.  Consequently, the loss of any one of these customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect in our business.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies that are outlined in our Form 10-K filed on July 14, 2004, the level of judgment we use in applying these policies is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wireline and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of January 31, 2005, we had deferred $1.9 million of revenue. To the extent that we have received cash for some or all of a given deferred revenue transaction, it is reported on the Condensed Consolidated Balance Sheet as a deferred revenue liability. However, to the extent that cash has not been collected against the deferred revenue transaction, the deferred revenue is reflected as a reduction in the corresponding accounts receivable balance. Of the $1.9 million of revenue deferred as of January 31, 2005, approximately 86% was associated with deferrals from our largest customers due to contractual terms. In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received. At January 31, 2005, the total amount of revenue deferred due to our assessment that collection was not reasonably assured as of shipment was $166,000.

Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation allowances, we are constantly monitoring projected demand on a product by product basis. Based on these projections we evaluate the levels of allowances required both for inventory on hand, as well as inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying allowance requirements in a timely manner, sudden changes in future buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in some larger than anticipated write-downs being recognized, such as the OC-3 write-down recorded in fiscal 2002. In the case of the OC-3 write-down, the complete pull back from the forecasted demand by the primary customer for this product resulted in a $3.5 million write-down of the OC-3 inventory. However, beginning in 2003, the addition of a few new major customers helped to utilize a large portion of the inventory that had been written down resulting in approximately $2.2 million and $455,000 of previously written down inventory being sold in fiscal 2004 and 2003, respectively.   In the first nine months of fiscal 2005, we sold $713,000 of previously written down inventory.

Cost of Warranty—At the time that revenue is recognized, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on our products ranging from two to five years. The warranty generally provides that we will repair or replace any defective product within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures, which would result in a decrease in gross profits. As of January 31, 2005, we had recorded $2.1 million of accruals related to estimated future warranty costs. In general, we have been able to closely estimate the level of warranty exposure on our products, and the level of adjustment required to the reserve has been relatively insignificant. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

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

Recent Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for us beginning in the second quarter of fiscal 2006.  Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required.  We are currently evaluating the impact of SFAS 123R on our financial position and results of operations.  See “Accounting for Stock-Based Compensation” in Note 2 of the Condensed Consolidated Financial Statements for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	22.5	34.1	23.2	34.3
Gross profit	77.5	65.9	76.8	65.7
Operating expenses:
Sales and marketing	19.5	15.5	16.5	20.0
Research and development	21.1	12.6	16.9	16.9
General and administrative	9.5	6.6	7.4	8.6
Restructuring charge	—	—	—	2.2
Total operating expenses	50.1	34.7	40.8	47.7
Income from operations	27.4	31.2	36.0	18.0
Other income, net	3.5	1.5	2.3	2.1
Income from continuing operations before provision (benefit) for income taxes	30.9	32.7	38.3	20.1
Provision (benefit) for income taxes	(2.5)	0.6	(50.7)	0.2
Income from continuing operations	33.4	32.1	89.0	19.9
Income (loss) from discontinued operations	0.1	—	0.3	(20.3)
Net income (loss)	33.5%	32.1%	89.3%	(0.4)%

THREE AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004.

Revenue.

	Three months ended January 31,		Nine months ended January 31
	2005	2004	2005	2004
Revenue	$21,310	$21,303	$71,103	$46,507

Revenue in the third quarter of fiscal 2005 was flat compared to the same quarter in the prior year as increased revenue from our two largest domestic wireless customers was offset by lower sales to a third domestic customer. The third quarter of fiscal 2004 included a third domestic customer that comprised 42% of our revenue compared to none of our revenue in the third quarter of fiscal 2005. The increase in revenue in the first nine months of fiscal 2005 was due to increased shipments to our two largest domestic wireless customers as they continued to expand and update their networks.  These two customers accounted for 87% of our revenues in the first nine months of fiscal 2005 compared to 56% of the revenues in the first nine months of fiscal 2004.   The third domestic customer accounted for 28% of our revenue for the nine months ended January 31, 2004 compared to 3% of our revenue in the current year nine month period.  The primary source of product revenue growth in the first nine months of fiscal 2005 has come from our Broadband Voice Processor Flex (“BVP-Flex”) Echo Cancellation System, which was introduced in the third quarter of fiscal 2004 and has become the primary system purchased by our domestic customers. Although we do expect that sales of our BVP-Flex systems to our two largest domestic customers will remain the majority of our revenue for the foreseeable future, we believe that our near-term revenue growth will be dependent on the acceptance of our VQA products running on both our BVP-Flex and QVP platforms.  In the third quarter of fiscal 2005, we shipped approximately $0.9 million of VQA products, inclusive of $0.5 million to an Asian customer.  We currently believe we will see significantly increased sales volumes of our VQA products on our QVP platforms in the fourth quarter of fiscal 2005 as additional amounts of the Asian customer order ship and as we see acceptance from other customers who have been evaluating this product.  We currently expect fourth quarter revenue to increase approximately 8 to 10 percent from the third quarter as the sales volumes from our VQA products on our QVP platforms begin to increase.  This increase in VQA product sales should have the additional effect of reducing the percentage of revenue derived from our top two customers.

Geographically, our third quarter fiscal 2005 revenue remained primarily domestic at 89% of total worldwide revenue, which is lower than the level of domestic sales of 93% realized in the third quarter last fiscal year.  Domestic revenue in the first nine months of fiscal 2005 was 93% of worldwide revenue compared to 92% in the first nine months of fiscal 2004.  While domestic sales continue to be the largest portion of our geographic revenue mix, we have begun to experience an increasing year-over-year trend in international revenue in terms of absolute dollar volume.  The relatively flat trend in domestic geographic concentration is largely being driven by the rate of growth in demand from our major domestic customers, keeping pace with the growth in the smaller international portion of our business.  Although we have successfully added customers internationally, the size of their order levels does not compare with that of our major domestic customers.  We expect that in the coming quarters the international portion of our business will begin to grow as a percentage of overall sales as we begin to realize more sales of our VQA applications in the international marketplace.  However, we expect that our domestic customers will continue to represent the majority of our revenue for the foreseeable future.

Cost of Goods Sold.

	Three months ended January 31,		Nine months ended January 31
	2005	2004	2005	2004
Cost of goods sold	$4,788	$7,261	$16,491	$15,952

Cost of goods sold consists of material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold for the third quarter was primarily driven by favorable customer and product mixes, as described below.  The 3% increase in cost of goods sold for the first nine months of fiscal 2005 was primarily driven by the increase in the business volume during the first nine months of fiscal 2005 as compared to fiscal 2004, but mostly offset by reductions in cost of goods sold due to favorable customer and product mixes.  Our analysis of gross profit below discusses the other factors driving reductions in cost of goods sold.

Gross Profit.

	Three months ended January 31,		Nine months ended January 31
	2005	2004	2005	2004
Gross profit	$16,522	$14,042	$54,612	$30,555
Gross margin %	78%	66%	77%	66%

The primary factor contributing to the increase in gross margin in the third quarter and first nine months of fiscal 2005 was our favorable customer and product mix, as fiscal 2005 was heavily dominated by our BVP-Flex products, which have a higher overall margin than the products sold in fiscal 2004, and shipments to our largest customer from fiscal 2004 which had a somewhat lower margin than shipments to our largest customer in fiscal 2005.  Margins were also favorably impacted by the limited levels of excess and obsolete provisions in the third quarter and first nine months of fiscal 2005, as virtually all of the product inventory identified as end of life near the end of fiscal 2004 was written down in fiscal 2004 leaving only minor levels of inventory other than our current QVP and BVP-Flex products.  Minimal inventory adjustments in the third quarter and first nine months of fiscal 2005 as compared to fiscal 2004 further helped to improve gross margins.  Finally, benefiting the third quarter of fiscal 2005 was lower warranty expense based on improved product reliability.  Partially offsetting the year-to-date fiscal 2005 gross margin increases, overhead cost absorption to inventory was lower than the first nine months of fiscal 2004 as we re-worked significant volumes of product primarily in the third quarter of fiscal 2004.  Additionally, lower sales of previously written down inventory somewhat reduced the year-to-date gross margin.  We expect that gross margins will decrease a few percentage points in the fourth quarter as the mix of customers and products may not be as favorable as in the first nine months of fiscal 2005.  Over the next several quarters, we expect the price we charge our international customers will decline as we expand the distribution of our products through OEM’s, value-added resellers and distributors.

Sales and Marketing.

	Three months ended January 31,		Nine months ended January 31
	2005	2004	2005	2004
Sales and marketing	$4,164	$3,305	$11,722	$9,313

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The increase in sales and marketing expenses was partly due to increases in salary and related costs, which increased $273,000 and $1,424,000 in the third quarter and first nine months of fiscal 2005, respectively, primarily due to incremental hiring of international sales and pre-sales support staff as well as domestic sales and pre-sales support staff focused on specific domestic opportunities.  Travel expense increased $345,000 and $636,000 in the third quarter and first nine months of fiscal 2005, respectively, to support international product evaluations of our QVP product.  Finally, outside service expenses increased $172,000 and $456,000 in the third quarter and first nine months of fiscal 2005, respectively,  to further support pre-and post-sales activities in the field.  We expect sales and marketing expenses to increase in the coming quarter as we continue to invest in fostering new business opportunities worldwide, including attendance at several tradeshows and as we initiate the launch of our new packet-based voice product.

Research and Development.

	Three months ended January 31,		Nine months ended January 31
	2005	2004	2005	2004
Research and development	$4,499	$2,674	$12,016	$7,842

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The increase in spending in the third quarter and first nine months of fiscal 2005 as compared to fiscal 2004 was partly related to increased salary and related costs of $669,000 and $1,220,000, respectively, and increased consulting and prototype materials costs of $660,000 and $1,575,000, respectively.  These increases in spending were primarily associated with the development of our new packet-based voice products.  Additionally, depreciation, allocations of facilities and information technology related costs and maintenance on software and equipment used by the engineering departments increased $463,000 and $1,377,000 in the third quarter and first nine months of fiscal 2005, respectively.  This was due, in large part, to the increased demands from the larger engineering workforce needed to support our existing voice products, as well as our move into packet-based voice products.  We expect research and development expenses to be flat to lower in the coming quarter due to reduced prototype purchases and outside service expense, as we are in the later stages of the development of the base platform of the packet-based voice product.

General and Administrative.

	Three months ended January 31,		Nine months ended January 31
	2005	2004	2005	2004
General and administrative	$2,017	$1,411	$5,300	$3,987

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The third quarter and first nine months of fiscal 2005 increases in general and administrative spending were largely due to increased consulting and professional service costs related to Sarbanes-Oxley compliance work and international expansion, which resulted in an aggregate increase in spending of over $329,000 and $946,000, respectively.  Additionally, bad debt expense was $300,000 lower for third quarter and first nine months of fiscal 2004 due to credits taken in fiscal 2004 for an adjustment to our bad debt reserve based on improved collection efforts.  There were no adjustments to the reserve in fiscal 2005.  We expect general and administrative expense to be flat to slightly lower over the next quarter.

	Three months ended January 31,		Nine months ended January 31
	2005	2004	2005	2004
Restructuring	$—	$—	$—	$1,016

Restructuring Charges.  The restructuring charge in the first nine months of fiscal 2004 of $1.0 million reflects the recognition of costs associated with elimination of redundant personnel and facilities as a result of exiting our optical business, which costs did not qualify for discontinued operations treatment. These costs included $21,000 of severance and related benefits for the impacted employees, and a loss of $995,000 associated with the abandonment of approximately 11,000 square feet in our Mountain View headquarters.  As of the end of July 2003, virtually all of the severance and related costs had been paid. A substantial portion of the lease loss provision, $741,000, was reversed in the fourth quarter of fiscal 2004 when it was determined that due to the larger than planned increase in business volumes in fiscal 2004 and the expansion into the packet voice market, that we would need to move back into the Mountain View space originally abandoned when we exited the optical business.  There were no restructuring charges recorded in the first nine months of 2005.  See Note 5 of Notes to the Condensed Consolidated Financial Statements.

Other Income, Net.

	Three months ended January 31,		Nine months ended January 31
	2005	2004	2005	2004
Other income, net	$747	$311	$1,685	$970

Other income, net consists of interest income on our invested cash and cash equivalent balances, as well as short and long-term investments, foreign currency activities, and a nominal amount of interest expense. The increase in the third quarter and first nine months of fiscal 2005 was primarily attributable to higher interest income, due to our larger invested cash balance and an improvement in the return on our invested cash as interest rates have begun to increase.

Income Taxes, Continuing Operations

	Three months ended January 31,		Nine months ended January 31
	2005	2004	2005	2004
Provision (benefit) for income taxes	$(524)	$133	$(36,047)	$127

Income taxes consist of federal, state and foreign income taxes.  The benefit in fiscal 2005 includes the reversal of our valuation allowance against the majority of our deferred tax assets. In October  2004, we concluded that it was more likely than not that we would realize the benefit related to our deferred tax assets. Accordingly, we reduced the valuation allowance against the assets and recorded a tax benefit of $35.5 million.  In the third quarter of fiscal 2005, we recorded an additional $0.6 million tax benefit to adjust our deferred tax asset balances to reflect amounts reported on our federal tax return filed during the quarter.  The recognition of the deferred tax assets had no impact on our current period cash flows. Partially offsetting the tax benefit recorded was income tax expense associated with income earned by our foreign subsidiaries and state alternative minimum tax, which was $43,000 and $51,000 for the third quarter and first nine months of fiscal 2005, respectively. We expect the tax rate to be less than 1% for the fourth quarter of fiscal 2005 due to the release of the remaining $2.6 million valuation allowance against our deferred tax assets.  SFAS No. 109, “Accounting for Income Taxes”, requires us to use an annualized effective tax rate for each interim period during the year, including current year interim periods after a valuation allowance release has occurred.

Income (loss) from Discontinued Operations

	Three months ended January 31,		Nine months ended January 31
	2005	2004	2005	2004
Loss from discontinued operations	$—	$—	$—	$(2,538)
Income (loss) on disposition	23	(38)	94	(6,930)
Income tax benefit	—	(133)	(110)	(121)
Income (loss) from discontinued operations	23	95	204	(9,347)

The first quarter of fiscal 2004 was the last quarter in which we had any operation of our discontinued optical business due to the sale of the majority of the business to JDSU and the abandonment of the remainder in that quarter.  The decrease in the income (loss) on disposition for the first quarter of fiscal 2005 and the first nine months of fiscal 2005 was due to adjustments needed since the first quarter of fiscal 2004 to reflect actual costs incurred.  The income (loss) from discontinued operations in fiscal 2005 included a $110,000 income tax benefit recorded in the second quarter of fiscal 2005 related to the reversal of our valuation reserve on deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2005, we had cash and cash equivalents of $49.7 million as compared to $45.6 million at April 30, 2004. Additionally we had short-term and long-term investments of $84.2 million and $416,000, respectively as of January 31, 2005 as compared to $79.9 million and $5.0 million at April 30, 2004. In August 2004, we renewed our line of credit to borrow up to $2.0 million for operating purposes.  No borrowings under the line of credit were outstanding as of January 31, 2005. This line of credit expires on July 31, 2005. The credit facility is collateralized by all of our current and future accounts receivable and inventory balances and requires that we maintain certain financial covenants in order to be able to draw against the facility.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Nine months ended January 31,
	2005	2004
Cash flow from operating activities	$17,584	$15,328

The improvement in our cash flow from operations reflected the overall improvement in our operating results due in large part to increased product shipments. In addition, our exiting the optical communications business in the first quarter of fiscal 2004 also favorably impacted our operating results by eliminating all spending we had previously invested in this product line.  The combination of these two factors, while managing growth in our voice quality related operating expenses, has contributed to our return to profitability and positive cash flows from operating activities. The favorable improvements in operating results were partially offset by an unfavorable trend in our current assets and liabilities during the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004. This trend was largely due to the recognition of revenue deferrals and increases in our accounts receivable balance as our average days sales outstanding at January 31, 2005 increased to approximately 72 days due to calendar year orders slipping into January.  In the fourth quarter, we expect to see significant improvement in cash flows from operations due to collections of January 31, 2005 accounts receivable and more ratable sales in the quarter.

	Nine months ended January 31,
	2005	2004
Cash flow used in investing activities	$(2,013)	$(48,871)

The change in the trend of cash flows from investing activities was due to two key events.  First, in the latter half of fiscal 2004, we changed our investing strategy to include short-term and long-term investments designed to improve our overall return on invested funds, which for the first time resulted in us using cash in investing activities to purchase these short-term and long-term investments.  Partially offsetting this was the collection of proceeds from the sale of our optical business and other minor sales of optical equipment of $542,000 in the first nine months of fiscal 2005 as compared to the collection of $1.8 million of proceeds year-to-date fiscal 2004.  We view our activities in fiscal 2005 to be a more accurate reflection of our future investing activities.  We also plan to continue to invest in capital assets related to new product introductions and to support our efforts to introduce new products internationally.  In addition, the level of offset from the proceeds from sale of our optical business should not be as large in the remainder of fiscal 2005, as we expect to receive only modest levels of cash from the sale of our optical business to JDSU.

	Nine months ended January 31,
	2005	2004
Cash flow from financing activities	$(11,511)	$9,694

The decrease in cash flow from financing activities in the first nine months of fiscal 2005 as compared to fiscal 2004 was largely due to the repurchase of shares of common stock, as discussed below, but such decrease was partially offset by funds received upon stock option exercises.  The limited level of option activity in fiscal 2004 was primarily due to a large portion of the options at that time only being marginally in the money or underwater during the first quarter of fiscal 2004.  However, with our return to profitability and the improvement in our stock price, option activity has become more robust over the last several quarters.  Although we expect to continue to have positive cash flows from employee stock plan activity, the level of cash flow will vary depending on market conditions.

Stock Repurchase Program

In December 2004, our Board of Directors authorized the repurchase of up to $35 million of common stock under a stock repurchase program.  During the third quarter of fiscal 2005, we repurchased and retired 1,535,500 shares of our common stock at an average price of $14.04 per share for an aggregate purchase price of $21.6 million.  From the inception of the program through February 14, 2005, we had repurchased and retired an aggregate of 2,516,660 shares of our common stock at an average price of $13.91 per share for an aggregate purchase price of $35 million. Consequently, we are not authorized to repurchase additional shares under the stock repurchase program as of February 14, 2005.

The aggregate purchase price of the shares of our common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we are required to allocate the purchase price of the repurchased shares as a reduction to retained earnings and common stock and additional paid-in capital.

Commitments

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

The following contractual obligations existed at January 31, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years

Operating leases	$2,910	$1,998	$912	$—	$—
Purchase commitments	7,360	7,360	—	—	—

Total	$10,270	$9,358	$912	$—	$—

We believe that we will be able to satisfy our cash requirements for at least the next fiscal year from our existing cash and investment balances and receipt of additional sales proceeds from the sale of our optical business. The ability to fund our operations beyond the next fiscal year will be dependent on the overall demand of telecommunications providers for new capital equipment.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 92% of our revenue in the first nine months of fiscal 2005 and 86% and 81% of our revenue in fiscal years 2004 and 2003, respectively.  Our two largest customers accounted for 44% and 43%, respectively, of our revenues in the first nine months of fiscal 2005.  A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business. This occurred in fiscal 2001 when Qwest, then our largest customer, substantially discontinued purchasing our product due to the down turn in the telecommunications industry.

Due to continuing difficult economic conditions, many operators in the telecommunications industry have experienced financial difficulties, which have impacted their capital expenditures and, in some cases, resulted in their filing for bankruptcy or being acquired by other operators. In calendar year 2004, North American telecommunication service providers started a series of merger and acquisition activities that continues today.  In any merger, product purchases for network deployment may be reviewed, postponed or canceled based on revised plans for technology or network expansion for the merged entity.  We expect this trend to continue, which may result in the loss of customers from which we derive significant revenue.

Certain domestic carriers have recently announced the potential softening of their capital spending plans.  We can not predict the impact that the reduction in spending plans may have beyond the fourth quarter due to our customers’ relatively short order horizon.

WE ARE RELIANT SOLELY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

We expect that, at least through the remainder fiscal 2005, our sole business will be the design, development and marketing of voice processing products.  However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenues to date, could limit the rate of growth of our business.  In addition, certain telecommunication service providers may utilize different technologies, such as voice over internet protocol (VoIP), which would further limit demand for our current products which are deployed in wireline networks.

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

We face competition from two major direct manufacturers of stand-alone voice processing products, Tellabs and Natural Microsystems. The other competition in these markets comes from voice switch manufacturers. These manufacturers do not sell voice processing products or compete in the stand-alone voice processing product market, but they integrate voice processing functionality within their switches, either as hardware modules or as software running on chips. A more widespread adoption of internal voice processing solutions would present an increased competitive threat to us, if the net result was the elimination of demand for our voice processing system products. With the downturn in spending in the telecommunications industry, service providers appear to be exploring these alternative sources of voice processing more thoroughly, while they wait for more robust capital spending budgets to return. If our customers decide to design these alternative sources of voice processing functionality into their future network expansion, it could adversely impact the speed and duration of our sales recovery.

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

We have experienced, and continue to experience, as have other companies in our sector, a slowdown in infrastructure spending by our customers. This trend of lower capital spending in the telecommunications industry contributed to the decline in our revenues, beginning in the second half of fiscal 2001, and although we have experienced some level of recovery in sales to these customers, sales have not fully recovered to the levels we saw prior to the decline in fiscal 2001.  Our success will continue to depend in large part on development, expansion and/or upgrade of voice and communications networks. We are subject to risks of growth constraints due to our current and planned dependence on domestic and international telecommunications service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, economic conditions, changes in regulation and mergers or consolidations which we are now beginning to see in North America.

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

We are currently expending extensive internal and external resources to document and test our internal controls in preparation for issuing our annual assessment of our internal controls as required by Section 404 of Sarbanes-Oxley and the associated audit of those controls by our external auditors at the end of fiscal 2005.  Although we believe that we will be able to issue a positive assessment of our internal controls as part of our fiscal 2005 Annual Report on Form 10-K, based on the work performed to date, there is no guarantee that ultimately we will be able to do so, or that our independent auditors will concur with our assessment, which could require us to expend even more resources to achieve the level of effectiveness deemed necessary by our auditors or could result in a qualified opinion from our auditors on our internal controls.  Because opinions on internal controls have not been required in the past, it is uncertain what impact, if any, a qualified opinion could have upon our stock price, although we would expect it to be adverse due to potential stockholder loss of confidence in our ability to report timely and accurate financial results.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at three major financial institutions in the United States. As of January 31, 2005, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempt to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity.  We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities, which management is able to liquidate on 28 or 35 day auction cycles, are considered short-term investments. Other investment securities with remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist primarily of U.S. Government securities and corporate bonds, as well as, commercial paper, asset backed securities, certificates of deposit and auction rate securities.  Short-term and long-term investments are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value.

The following table presents the hypothetical changes in fair values of our investments as of January 31, 2005, based on a discounted cash flow calculation over the remaining term of each investment, that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of January 31, 2005	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Total investments	$84,820	$84,746	$84,681	$84,615	$84,554	$84,488	$84,426

This compares to the hypothetical changes in fair values of our investments as of April 30, 2004, based on a discounted cash flow calculation over the remaining term of each investment, that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of April 30, 2004	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Total investments	$85,195	$85,095	$84,995	$84,895	$84,791	$84,691	$84,588

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

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of January 31, 2005 and April 30, 2004 (in thousands). Carrying value approximates fair value.

	January 31, 2005		April 30, 2004
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$49,670	1.97%	$45,610	0.78%
Short-term investments	84,199	2.30	79,899	1.18
Long-term investments	416	2.01	4,996	1.75

Total	$134,285	2.18%	$130,505	1.06%

To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign invoices are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

Item 4—Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2005. Based on this evaluation, Messrs. Montgomery and Tamblyn concluded that our disclosure controls and procedures were effective to provide a reasonable assurance that the information required to be disclosed by us in our reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For example, controls can be circumvented by a person’s individual acts, by collusion of two or more people or by management override of the control. Because a cost-effective control system can only provide reasonable assurance that the objectives of the control system are met, misstatements due to error or fraud may occur and not be detected.

In addition, we reviewed our internal control over financial reporting, and there were no changes in our internal control over financial reporting during the quarter ended January 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          None.

(b)         None.

(c)          Issuer Purchases of Equity Securities (in thousands, except per-share amounts)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2004 – November 30, 2004	—	—	—	—
December 1, 2004 – December 31, 2004	252,500	$14.94	252,500	$31,228,572
January 1, 2005 – January 31, 2005	1,283,000	$13.86	1,283,000	$13,447,386

(1) In December 2004, our Board of Directors authorized the repurchase of up to $35 million of common stock under a stock repurchase program.  During the third quarter of fiscal 2005, we repurchased and retired 1,535,500 shares of our common stock at an average price of $14.04 per share for an aggregate purchase price of $21.6 million.  From the inception of the program through February 14, 2005, we had repurchased and retired an aggregate of 2,516,660 shares of our common stock at an average price of $13.91 per share for an aggregate purchase price of $35 million since the inception of the stock repurchase program. Consequently, we are not authorized to repurchase additional shares under the stock repurchase program as of February 14, 2005.

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

Ditech Communications Corporation
Date:	March 9, 2005	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT LIST

Exhibit		Description of document
2.3	(1)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
3.1	(2)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2	(3)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3	(4)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	(5)	Specimen Stock Certificate
4.3	(4)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4	(4)	Form of Rights Certificate
31.1		Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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