Form 10-K
period 2005-04-30
DITECH COMMUNICATIONS CORP
filed 2005-07-14
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                                      To

COMMISSION FILE NUMBER: 000-26209

DITECH COMMUNICATIONS CORPORATION
(Exact Name of Registrant as Specified in its Charter)
DELAWARE
(State or Other Jurisdiction of Incorporation or Organization)
94-2935531
(I.R.S. Employer Identification No.)
825 East Middlefield Road
Mountain View, CA 94043
(650) 623-1300
(Address, Including Zip Code, of Registrant’s Principal Executive Offices and Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:None
Securities Registered Pursuant to Section 12(g) of the Act:Common Stock, $.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $484,679,899 as of October 31, 2004 based upon the closing price on the Nasdaq National Market reported for such date. Excludes an aggregate of 13,197,461 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any such person should not be construed to indicate that a determination has been made that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares outstanding of the Registrant’s Common Stock as of July 1, 2005 was 32,063,904 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held September 16, 2005, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

DITECH COMMUNICATIONS CORPORATION
FORM 10-K
INDEX

Trademarks:

Ditech and the Wave Design logo are registered trademarks of Ditech Communications Corporation. VQA is a trademark of Ditech Communications Corporation. This Annual Report on Form 10-K also includes trademarks of companies other than Ditech.

i

Ditech Communications Corporation

Part I

Item 1—Business

This Annual Report contains forward-looking statements that relate to future events or future financial performance. In some cases, forward looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “targets”, “predicts”, “intends”, “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk” and elsewhere in this Annual Report. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

Where we use the words “Ditech,” “we” “our” or similar expressions, we are referring to Ditech Communications Corporation and each of our wholly-owned subsidiaries. Our fiscal year ends on April 30. Consequently, when we refer to a specific fiscal year we are referring to the 12 months ended on April 30 of that year. For example, fiscal 2005 means the 12 months ended April 30, 2005.

General

Ditech is a global telecommunications equipment supplier for voice networks. Our voice processing products include our echo cancellers, which are used to effectively eliminate echo, a significant problem in existing and emerging voice networks. Our echo cancellers have been our primary source of revenue to date. Our voice quality products, introduced in the second half of fiscal 2004, not only provide our customers with our traditional echo cancellation features, but also incorporate Voice Quality Assurance (VQA) features, which address issues such as background noise and other voice quality issues in wireline and wireless communications. Throughout the second half of fiscal 2004 and all of fiscal 2005, we developed a new product, the Packet Voice Processor, which represents our entry into service providers’ Internet Protocol (IP) networks using Voice-over-Internet-Protocol (VoIP) technology. We currently anticipate that the Packet Voice Processor will be available for trial in the first quarter of fiscal 2006. Through July 16, 2003, we also developed and marketed optical subsystem communications products through our wholly owned subsidiary, Altamar Networks, Inc. However, on July 16, 2003, we completed the sale of our optical subsystem communications business and have therefore presented the optical business as discontinued operations in this Annual Report on Form-10K.

We market our products domestically through a direct sales force and, to a lesser extent, through distributors. Internationally, we market our products through a direct sales force, value-added resellers, system integrators and distributors.

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

Voice Quality Market

Wireline, Wireless and Satellite Networks

Voice quality is a key competitive differentiator for telecommunication service providers. One of the primary challenges faced by service providers in delivering quality voice communication is the elimination of echo. Echo results from signal reflection at the “hybrid,” commonly the point where two wires of the local network meet the four wires of the long distance network. The hybrid is not completely efficient in carrying the electrical energy from the four-wire network to the two-wire network and a certain amount of electrical energy or voice signal is reflected back from the hybrid towards the speaker. Echo becomes noticeable whenever the one-time delay of a rebounded voice signal exceeds 25 milliseconds. If the delay exceeds 32 milliseconds, the quality of the voice call begins to degrade creating an echo, which is reflected back to the person speaking and can become an annoyance during the call. When these echo problems are present, people describe the effect as their voices sounding hollow or like someone talking in a tunnel. Delays, either due to a long transmission path, as in a long distance telephone call, or due to the complex signal hand-off from one network to another, for instance in digital wireless or satellite voice calls, exacerbate the effect of echo. Therefore, most long distance, digital wireless and satellite calls require echo cancellation. Delays are also introduced as intelligent processing equipment, such as network switch interconnects, are increasingly incorporated into voice networks. Digital processing of voice signals requires time to compress and decompress and route signals through networks. As there is a greater shift towards Voice-over-IP, which is a means of packaging voice signals into units of digital data for efficient transmission, these processing delays will continue to increase.

In addition to dealing with the problem of echo, service providers also desire to address the problems of background noise and high and low voice levels. Background noise is a particularly acute problem in wireless voice networks, where users are attempting to use their wireless handset in noisy environments, such as in an airport terminal, on a noisy street or in a crowded restaurant. Variations in sound levels occur when voice calls are routed between the networks of different service providers, particularly on international calls, resulting in the voice of the speaker often being too high or too low for comfortable listening. Background noise also affects the performance of voice transmission in compressed environments as noise consumes valuable transmission bandwidth, particularly in transmissions over the air as used in wireless networks.

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

Service providers are demanding equipment with greater capacity as well as smaller physical size as space in service provider facilities and central offices becomes more crowded. In addition, due to intense competition, service providers are expanding network services offered to consumers. In order to compete successfully, they must deliver these services reliably and under the strict time-to-market and cost constraints demanded by consumers. We believe that our echo cancellation and VQA features, which address these market pressures, are poised to gain share in the market.

IP Networks

There appears to be a growing trend of service providers transitioning away from traditional circuit-switched network infrastructure to VoIP. VoIP offers service providers’ customers an increase in features and functionality while enabling the service providers to simplify network operations, reduce capital expenditures and increase service revenue. These service providers must address the same voice quality challenges as those using traditional circuit-switched networks as well as the additional challenges of packet loss, packet delay and packet jitter. Moreover, echo, voice level variation and background noise are all compounded in a network based on VoIP technology. Because of the high expectations of their customers, service providers are working to provide a service level that is as good as or better than services offered over traditional circuit-switched networks. Leveraging our VQA technology and new Packet Quality Assurance (PQA) technology that addresses packet loss and jitter, we believe that our newest product, the Packet Voice Processor, which we expect to begin customer trials in the first quarter of fiscal 2006, addresses these voice quality issues.

Call Traffic Management

Mobile Networks

Mobile networks worldwide currently have in excess of one billion subscribers and recent market research reports indicate that this subscriber base is growing at a rate where it is likely to exceed two billion in the next four years. GSM is the predominant technology for mobile communications outside the United States and is growing in popularity domestically. CDMA is an alternative mobile technology used primarily in the USA and Korea with a smaller number of networks in other parts of the world. Mobile networks are composed of three distinct types of equipment: (1) Radio Access Network (Cellular towers, base station with radio equipment, backhaul equipment and lines to carry traffic back to the switching site and the base station controllers); (2) Mobile Switching Centers (MSC) with switching equipment; and (3) Inter MSC network to connect switching sites across the carrier’s geographical coverage area.

As the number of subscribers increases, service providers must either add more radio equipment to base stations in existing cells, provided sufficient spectrum is available, or sub-divide cells if sufficient radio spectrum is not available, or in the worst case acquire additional licensed radio spectrum. The high rate of subscriber growth, coupled with limitations in capital budgets, radio spectrum licenses and limited ability to spend on capital equipment against low average revenue per user in certain geographical regions of the world, have led wireless service providers to seek alternate means to reduce the cost of network capacity expansion.

Mobile networks utilize compression technologies to reduce bandwidth consumption (and therefore radio access equipment cost) on the radio access portion of the network. In GSM, the widely available voice compression technologies include Full Rate (FR), Half-Rate (HR), Enhanced Full Rate (EFR) and Adaptive Multi-Rate (AMR) voice encoder and decoders (vocoders). FR and HR vocoders are the most widely available, followed by EFR and AMR, which have recently begun deployment. While HR vocoders use half of the bandwidth of FR and EFR vocoders, mobile service providers prefer to use FR vocoders due to their higher subjective voice quality. Many mobile service providers activate the usage of HR vocoders only during peak periods to satisfy high traffic demand, albeit at lower voice quality.

Human conversations typically occupy a phone call 50% of the time for each person. Mobile networks utilize this to stop radio transmission during silent periods using a technology called DTX (Discontinuous Transmission). Background noise renders the process of detecting these silent periods more difficult, thus reducing the effectiveness of DTX, increasing radio network traffic and usurping capacity.

We believe that our VQA technology can improve the subjective quality of calls utilizing HR vocoders, such that the calls sound as good as, or better than FR calls that do not use our VQA technology. VQA technology also reduces background noise, thus enabling the downlink DTX functionality built into the mobile network to function more effectively. Therefore, mobile operators in need of capacity growth can utilize HR vocoders in a greater portion of calls, and increase their DTX performance, to increase their overall network capacity without resorting to the purchase of additional radio equipment. Depending on the growth rate of the network and range of deployment required, we believe our VQA solution can reduce the total cost of capacity expansion by up to 75%.

IP Networks

Voice quality is not the only challenge facing service providers that deploy VoIP technology. With the transition to an IP network, calls are routed through multiple networks and, as a result, service providers are challenged to support different types of VoIP media streams, or data compression algorithms (codecs), as well as various payload sizes. Service providers who adopted VoIP technology early chose to standardize their networks with the use of a single voice codec, most notably ITU-T G.711. While this approach offers a first step to deploying VoIP, it does not take advantage of increased channel densities, lower bandwidth requirements and enhanced voice quality made available with different voice codecs. With the increased demand for additional voice channels, service providers are beginning to support multiple compressed codecs throughout their networks.

Our Packet Voice Processor, deployed at the border between networks, supports a wide array of codecs from the customer premises or network edge and normalizes incoming codec types before transmission to the IP backbone. This may also eliminate service providers’ need to convert one compressed audio format to another (transcoding) at VoIP service points such as conferencing servers, media servers and voice portal servers, hence saving the service providers money and allowing for easier deployment and integration of additional enhanced VoIP service platforms in the future.

Our Voice Quality Solutions

Over Wireline, Wireless and Satellite Networks

We design, develop and market stand-alone and system-based voice quality enhancement and echo cancellation products for wireline, wireless and satellite networks throughout the world. Our products use a software architecture coupled with one of the latest commercially available digital signal processors to cancel echo and enhance the quality of voice communications. In April 2002, we sold our echo cancellation software technology and transferred the majority of the echo cancellation software development group to Texas Instruments. We maintain a software development group for our VQA technology for voice processing features. We are dependent on Texas Instruments for our hybrid echo cancellation software development. We have entered into a license relationship with Texas Instruments, which provides that Texas Instruments will continue to support our echo cancellation software development needs for at least the next year. We have developed an internal group of software engineers who have been developing the majority of our voice quality features. We believe our approach enables us to offer echo cancellation products with some of the highest capacity currently commercially available.

The key benefits of our voice processing solutions include:

Time-to-market advantage.   Our core technology uses intelligent software algorithms, which are a sophisticated process or set of rules for our software to address an array of voice quality problems, running on off-the-shelf electronic integrated circuits and digital signal processors. Competitive echo cancellation solutions using application specific integrated circuits are more expensive to design, require more development time and are difficult to upgrade. Our approach leverages rapid technological advances in the commercial integrated circuit and digital signal processor industries. As a result, we believe that we are able to deliver high performance products to market with shorter product development cycles and lower investments in capital equipment than alternative solutions.

Lower total cost of ownership.   Our compact design allows us to offer voice processing products with some of the highest echo canceling capacities currently available based on a seven-foot industry standard equipment rack located in service providers’ central offices or remote facilities. This higher capacity represents cost and space savings for service providers. Our newer generation products also offer more efficient cabling and network equipment installation, saving service providers even more space and installation costs. Our products are designed to allow service providers to remotely download and upgrade software via the Internet without interrupting network service or dispatching a technician to the remote site, which also lowers the cost of ownership.

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

Voice Quality Assurance technology.   Our VQA software integrates voice quality enhancement features with the latest voice processor technology to improve the sound quality of voice calls in noisy environments. VQA forms the foundation of a wide range of advanced voice enhancement products that we believe will help service providers optimize the voice quality of their communications networks. VQA’s general features include noise reduction, acoustic echo cancellation, level control and noise compensation through enhanced voice intelligibility.

Over IP Networks

We believe that our Packet Voice Processor will improve the end-to-end voice quality of VoIP networks. We anticipate that our Packet Voice Processor will be available for trials in the first quarter of fiscal 2006.

Our Packet Voice Processor supports a wide array of codecs such as G.711, G.723.1, G.729 and others from the customer premises or network edge and normalizes incoming codec types before transmission to the IP backbone. This may also eliminate service providers’ need to perform conversion of one compressed audio format to another (transcoding) at VoIP service points such as conferencing servers, media servers and voice portal servers, hence saving the service providers money and allowing for easier deployment and integration of additional enhanced VoIP service platforms in the future.

The VQA features on the Packet Voice Processor improve the quality of the voice in a call and offer noise reduction, enhanced voice intelligibility, voice level control and acoustic and hybrid echo cancellation capabilities. Its PQA features address quality issues specific to VoIP calls such as packet loss, delay and jitter, and reduce the effects of these impairments to improve call quality and clarity. The following VQA features are currently or planned to be available in the Packet Voice Processor:

•       Acoustic echo control. Addresses echo problems that are common in VoIP networks due to poor acoustic isolation between the speaker and the microphone of a user’s device.

•       Adaptive noise cancellation. Provides a noise reduction algorithm that removes the noise components of a call.

•       Enhanced voice intelligibility. Improves the quality of speech that has been impaired due to encoding and decoding of voice calls using compressed VoIP codecs.

•       Automatic level control. Detects and adjusts for voice level imbalances caused by connections between different VoIP endpoint devices.

•       Intelligent packet restoration. Reconstructs missing packets within a VoIP packet stream using a predictive speech model.

•       Hybrid echo cancellation. The echo that occurs at the 2-wire to 4-wire conversion point in a PSTN network becomes even more noticeable when packet delay is added from an IP network. The Packet Voice Processor eliminates hybrid echo bi-directionally from end-to-end calls that traverse a PSTN hybrid network.

Our Voice Quality Products

Our voice quality products are designed to solve echo and other voice quality issues, such as background noise and voice levels, in wireline, wireless and satellite networks. Our echo cancellation product family includes a mixture of both single and multi-port, stand-alone echo cancellers as well as several broadband, system-based products. In fiscal 2004, we consolidated many of our previous generation product lines to streamline on-going development, migrate customers to newer, lower cost and higher performance platforms, and to increase manufacturing volumes on fewer hardware components. As part of this consolidation process, we announced last-buy periods for our 18T1, 18E1, Quad I T1, Quad I E1, BBEC, OC-3 and STM-1 echo cancellation systems. We have ceased selling these products as both general and certain contractually mandated last-buy periods ended in the first half of fiscal 2005. In fiscal 2004, we announced the availability of two new voice processing platform families. Unlike our previous products that were designed for echo cancellation only, the new voice processing platforms are designed to support a larger variety of voice processing algorithms, such as the features in VQA. These products are the Quad Voice Processor (QVP), with four T1 or E1 interfaces, and the Broadband Voice Processor-Flex (BVP-Flex) with high capacity any-to-any interfaces such as DS-3, STS-1, OC-3 and STM-1. Both platforms can be factory configured to support a wide range of computational power and can be field upgraded to support the purchase of new software features.

Our voice quality product family shares several common advantages:

High capacity.   Our voice processing platforms are competitive with the capacity of other currently commercially available competitive products.

Remote software updates.   With our products, the latest software updates for bug fixes can be downloaded remotely and incorporated into our products without taking the products off-line and interrupting service.

International Telecommunications Union (“ITU”) standards.   Our products are targeted to be compliant with ITU standards. As a member of the ITU, we actively participate in establishing the evolving global standards.

Warranty.   We currently offer a two- to five-year hardware warranty and a one year software warranty on our products, depending on the platform purchased and contractual requirements.

Our Current Voice Quality Products

The following table summarizes our current product offerings.

Product	Description	Functionality
SX-24	Single port echo canceller for use at T-1 (1.544 Mb/s) transmission rate supporting North American markets	• Basic echo cancellation functionality, plus it supports our voice enhancement software suite of enhancement products previously only available on Quad and higher generation echo cancellers
Quad II T1	Single module including four independent T1 echo cancellers supporting North American markets	• Hybrid Echo Cancellation and built-in voice enhancement technology Cancels 480 T1 lines per rack
Quad II E1	Single module including four independent E1 echo cancellers supporting international markets and North American gateway applications	• Hybrid Echo Cancellation and built-in voice enhancement technology Cancels 480 E1 lines per rack
Quad Voice Processor
(QVP)—T1	Narrowband Voice Processor with four independent T1 voice processing modules that support both hybrid echo cancellation and the extensive suite of VQA software

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

Broadband Voice Processor-Flex
(BVP-Flex)

Broadband Voice Processor System with flexible resource cards that permit up to six times the computational power of the previous generation BVP platform with continued support for the industry’s widest range of interface support, targeted at both North American and international network operators

•  Supports up to 2016 channels per system,

•  Three systems per shelf

•  Transmux capability for OC-3/STM1/DS-3/STS1

•  Supports both hybrid echo and full VQA features in a variety of hardware and software configurations

Customers

Voice processing customers.   Our active voice processing customer base has remained relatively constant at approximately 80 customers in fiscal 2005 and 2004. Although we have added several new customers in fiscal 2005, they essentially have replaced customers that are no longer in business or that have not purchased anything from us in the past year. Although we continued to do business with major North American long distance companies during fiscal 2005, the vast majority of our domestic echo revenue in fiscal 2005 was generated by some of the largest domestic wireless carriers, including Verizon Wireless and Nextel. Revenue from echo cancellation sales remains highly concentrated. In fiscal 2005, our largest echo cancellation customer, Verizon Wireless, accounted for 49% of our total revenue and Nextel accounted for 37% of our total revenue. However, as a result of Nextel’s merger with Sprint, we expect that revenue from Nextel will be dramatically lower than fiscal 2005 levels for at least the first quarter of fiscal 2006. Our next three largest echo customers accounted collectively for 5% of our total company revenue in fiscal 2005. All of our revenue is from external customers. Our revenue, net income (loss) and total assets for the last three years are set forth in our financial statements included in Item 8 of this Annual Report on Form 10-K.

We market our products, both domestically and internationally; information by geographic region with respect to revenues from external customers and long-lived assets, is set forth in Note 12 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Historically, the majority of our sales have been to customers in the U.S. These customers accounted for approximately 91%, 89% and 84%, of our revenue in fiscal 2005, 2004 and 2003, respectively. Virtually all of our long-lived assets are located in the U.S. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk—We May Experience Unforeseen Problems As We Diversify Our International Customer Base, Which Would Impair Our Ability To Grow Our Business” for a discussion of risks associated with both domestic and international operations.

Backlog.   Our backlog for voice processing products was approximately $1.3 million and $16.9 million as of the first business day of June 2005 and 2004, respectively. Our backlog consists of (1) orders confirmed with a purchase order for products to be shipped within 120 days to customers with approved credit status, (2) shipments classified as deferred revenue, which we expect to recognize as revenue within 120 days, and (3) deferred maintenance revenue. Backlog at June 1, 2005 excludes $4.5 million of orders for which shipment dates are uncertain or which extend beyond 120 days. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules, we do not believe that our backlog as of any particular date is necessarily indicative of actual net sales for any future period.

Research and Development

We have engineering departments dedicated to and focused on designing and developing next generation voice processing products for both circuit-switched and VoIP networks. Our research and development expenses for fiscal 2005, 2004 and 2003, were approximately $15.8 million, $10.7 million and $10.0 million, respectively. The increase in spending in fiscal 2005 was primarily due to development of the hardware and software of our new Packet Voice Processor. Our research and development efforts are driven by market demand and customer feedback. We have created a structured process for undertaking all product development projects. Following an assessment of market demand, our research and development team develops a set of functional product specifications based on input from our product management, sales and post—sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market. As of April 30, 2005, we have 62 employees in Research and Development and we believe that retaining those personnel and recruiting new personnel, as necessary, will be essential to our continued success.

Manufacturing

We operate as a “virtual” manufacturing organization by relying on contract manufacturers to assemble our voice processing products. We perform final test, configuration and shipping functions for our voice processing products. We are ISO 9001:2000 and ISO 14001:1996 certified and require that our contract manufacturers have ISO 9000:2000 registration as a condition of qualification. Our raw materials are procured from outside suppliers, primarily through our contract manufacturers. There are several components used in our products which are sole sourced. We attempt to closely monitor supplies of parts and supplier lead times in an attempt to mitigate the risk of component availability affecting our ability to deliver product to our customers. In cases where we believe that a particular sole source component is too critical or expensive to replace and we believe that there may be availability issues, we have and will continue to buy components in excess of our immediate needs to help mitigate the risk of component shortages in the future. In procuring digital signal processors for our echo cancellation products, we and our contract manufacturers rely on Texas Instruments as our sole supplier, as our software license agreement with Texas Instruments stipulates that we will only use their processors to run the licensed Texas Instruments software. Our future success will depend in significant part on our ability to obtain components on time, at competitive prices, and in sufficient quantities to meet demand. Although we believe that there are currently ample supplies of components, we have experienced part shortages in prior years, which had a direct impact on revenues and results of operations and may experience such shortages again in the future. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk” below for a discussion of risks related to manufacturing our products.

Sales and Marketing

We primarily rely on our direct sales force to sell our voice processing products domestically and on a combination of a direct sales force, value-added resellers, distributors and sales agents internationally. We have continued to expand our network of value-added resellers, distributors, and sales agents that sell our products internationally, and continued to enhance our web site marketing. In fiscal 2005, we hired additional international sales and pre- and post-sales support staff as well as domestic sales and pre- and post-sales support staff focused on specific domestic opportunities. In addition, in fiscal 2005 we expanded our domestic and international trade show participation to further strengthen our presence in the echo cancellation marketplace and to launch our new Packet Voice Processor.

Acquisitions and Dispositions

Our strategy is to increase new product development both through internal staffing and when potential acquisitions provide us with a critical new product and/or a decided time-to-market advantage, through acquisitions.

On April 16, 2002, we sold our echo cancellation software intellectual property and all rights to future revenue streams from our existing software licenses to third party network equipment manufacturers to Texas Instruments in exchange for cash and a license for the echo cancellation software used in our products. This transaction and license agreement with Texas Instruments reflects a strategic decision to bolster and focus all of our echo-cancellation resources to compete in the echo cancellation systems business, where historically we have generated the vast majority of our revenues and profits. Under the terms of the agreement, we received a total of $26.8 million, of which $18.3 million of cash was received on the closing date of the sale, $5.0 million was paid to us in April 2003 and the final $3.5 million was paid to us in April 2004. In addition, we secured a long-term license of the echo cancellation software from Texas

Instruments, which is used in our echo cancellation systems. The license has an initial four-year free royalty period, after which the royalty rate will be set based on a preferred customer pricing formula stipulated in the sale agreement. With this transaction and licensing agreement with Texas Instruments, we believe we have maintained the advantage of the echo-cancellation software component of our product, while increasing the funds available to develop new products.

Prior to July 2003, in addition to being engaged in the voice processing business, we had been engaged in the optical communications business. On May 22, 2003, after careful review, we announced a change to our strategic direction. As of that date we decided to focus all of our assets on continuing to grow our voice processing business, and as a result we decided to sell our optical subsystem business. In July 2003, we completed the primary step in the planned exit of our optical communications business through the sale of a large portion of the assets of the optical communications business to JDS Uniphase Corporation (“JDSU”). The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (a) approximately $1.4 million was paid to us at closing, (b) $225,000 will be paid to us one year from the closing (subject to reduction in the event any successful indemnification claims are made against us), and (c) up to an additional $4.9 million to be paid to us, which is comprised of up to $900,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any. Additionally, JDSU had indemnification rights for any purchased but unused inventory at June 30, 2004, up to $2.0 million, a right which expired on July 31, 2004. JDSU also has indemnification rights in connection with the performance of certain warranty obligations relating to optical products that were sold by us on or prior to July 16, 2003. We and JDSU are currently evaluating the remaining obligations of each party, but have not reached agreement on what the remaining obligations are. However, we do not expect that the outcome of these discussions will have a material affect on our financial statements. During fiscal 2004, we recognized $855,000 associated with the level of revenue generated by JDSU since the close of the sale and a tax benefit of $144,000, which benefit partially offsets the tax provision from continuing operations. However, these incremental proceeds were substantially offset by increased loss accruals associated with exiting our international optical operations and an estimated loss provision associated with a possible indemnification of the realizable value of the inventory purchased by JDSU. The net effect of these items was reported as an incremental net loss on disposition of discontinued operations of $1.1 million in fiscal 2004 in the Consolidated Statement of Operations. In fiscal 2005, income from discontinued operations was due to adjustments needed to reflect actual costs incurred and to recognize a tax benefit from the release of our valuation reserve. See Note 4 of Notes to the Consolidated Financial Statements.

On June 6, 2005, we announced an agreement and plan of merger to acquire privately-held Jasomi Networks, Inc., and on June 30, 2005 we closed this acquisition. The merger consideration was $10.7 million in cash plus $7.0 million in non-transferable convertible notes. In addition, Ditech put an additional $2.0 million into an escrow to secure indemnification obligations for breaches of representations and warranties made by Jasomi and certain of its affiliates, and the portion of the escrowed amount, if any, remaining after all claims are made against the escrow, will also be paid to the former stockholders of Jasomi. Ditech also assumed all of the Jasomi stock options outstanding on the date of the closing, which converted into options to acquire, in the aggregate, 191,111 shares of Ditech common stock. In addition, Ditech established a restricted stock plan and issued restricted common stock and restricted stock units to Jasomi employees and employees of a Canadian affiliate of Jasomi in the aggregate amount of 423,267 shares of Ditech common stock. Jasomi develops and sells session border controllers, which enable VoIP calls to traverse the Network Address Translation (NAT) and firewall devices in customers’ networks, ensuring that reliable VoIP service can be provided to them. We believe the combination of our Packet Voice Processor and Jasomi’s session border control technology will enable us to provide a comprehensive solution to carriers’ border services needs.

We will continue to look to acquire companies that meet market attractiveness and strategic fit criteria. Acquisitions involve numerous risks, which are more fully discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk-Acquisitions and Investments May Adversely Affect Our Business.”

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

Our principal competitors for echo and voice quality products in circuit-switched networks are NMS Communications Corporation, which purchased Lucent’s echo cancellation business in October 2001, and Tellabs. The other competition in the voice processing market comes from voice switch manufacturers, of which there are at least six companies competing in this space, the more formidable of which are Nortel, Lucent, Nokia and Ericsson. These switch manufacturers do not sell echo cancellation products or compete in the open echo cancellation market, but they integrate echo cancellation functionality within their switches, either as hardware modules or as software running on chips. A widespread adoption of internal echo cancellation solutions could present a competitive threat to us if this eliminates demand for our echo cancellation system products.

Our principal competitors in the VoIP space include Sonus Networks, Audiocodes, Acme Packet, Juniper (Kagoor) and other startups that offer session border controller products. Large OEMs that offer media gateway products such as Nortel, Lucent and Cisco are also potential competitors as our packet products are deployed in networks where equipment from these suppliers is already in the network and where we may affect the long-term incremental deployment of their products.

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

Existing and potential customers are also our current and potential competitors. These companies may develop or acquire competitive products or technologies in the future and thereby reduce or cease their purchases from us. In addition, we believe that the size of suppliers will be an increasingly important part of purchasers’ decision-making criteria in the future. We may not be able to grow rapidly and therefore not compete successfully with our existing or new competitors. In addition, competitive pressures faced by us may result in lower prices for our products, loss of market share, or reduced gross margins, any of which could materially and adversely affect our business, financial condition and results of operations.

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

In connection with the sale of our echo cancellation intellectual property to Texas Instruments in April 2002, we secured a long-term license of the echo cancellation software from Texas Instruments. The license has an initial four-year free royalty period, after which the license can be renewed at a royalty rate to be set based on a preferred customer pricing formula stipulated in the sales agreement. We are dependent on the license of this technology and continued support from Texas Instruments, as it is the fundamental technology incorporated in our echo cancellation products.

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

The telecommunications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights. In the future, we may receive notices of claims of infringement of other parties’ proprietary rights. We may not prevail in actions alleging infringement of third-party patents. In addition, in a patent or trade secret action, an injunction could issue against us, requiring that we withdraw certain products from the market or necessitating that certain products offered for sale or under development be redesigned. We have also entered into certain indemnification obligations in favor of our customers and strategic partners that could be triggered upon an allegation or finding of our infringement of other parties’ proprietary rights. Irrespective of the validity or successful assertion of such claims, we would likely incur significant costs and diversion of our resources with respect to the defense of such claims, which could also have a material adverse effect on our business, financial condition and results of operations. To address any potential claims or actions asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. Under such circumstances, a license may not be available on commercially reasonable terms, if at all.

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

Employees

As of April 30, 2005, we had 184 employees, 35 of whom were primarily engaged in operations, 62 in research and development, 64 in sales, marketing and technical support and 23 in finance and administration. Our employees are not represented by any collective bargaining agreement, and we have not experienced a work stoppage. We believe our employee relations are good.

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

Item 2—Properties

Our principal offices and facilities are currently located in two leased buildings totaling approximately 61,000 square feet in Mountain View, California. Of the space occupied, approximately 67% is used for manufacturing and research and development and the balance is used for office space for sales and marketing and general and administrative functions. The term of the lease expires on June 30, 2006. Although we believe that the space under the combined leases is adequate to meet our needs at least until the lease expires, we have begun exploring the market to determine what we will do when our lease expires in June 2006.

Item 3—Legal Proceedings

On June 14, 2005, a lawsuit entitled Richard E. Jaffe v. Ditech Communications Corp., Timothy K. Montgomery and William J. Tamblyn, Case No. C 05 02406 was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and our Chief Executive Officer and Chief Financial Officer. We expect that several similar lawsuits will subsequently be filed in the same court, and that all of the cases will be consolidated into a single action. This matter is at an early stage; no lead plaintiff has been selected, no response to the complaint has been filed, no discovery has taken place and no trial date has been set. Ditech and the individual defendants intend to take all appropriate actions to defend the suit.

On June 20, 2005, a shareholder’s derivative complaint, entitled Kerlin v. Montgomery, et al., Case No 105CV043429, was filed in the California Superior Court for the County of Santa Clara. The complaint is purportedly brought derivatively by a shareholder on behalf of Ditech against several executives of Ditech and all members of its board of directors, and names Ditech as a nominal defendant. Plaintiff alleges that the defendants breached their fiduciary duties to Ditech in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel, that certain of the defendants improperly sold Ditech stock while in possession of material nonpublic information, and that the defendants are liable to Ditech for damages as a result thereof. The defendants intend to take all appropriate action in connection with the defense of the litigation.

Item 4—Submission of Matters to a Vote of Security Holders

Not Applicable.

Part II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Ditech’s common stock is quoted on the Nasdaq National Market under the symbol “DITC.” The following table shows the high and low closing sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$25.50	$12.94	$6.70	$3.55
Second Quarter	$26.87	$14.65	$11.90	$5.15
Third Quarter	$23.19	$12.76	$24.80	$10.50
Fourth Quarter	$14.33	$10.65	$22.75	$14.05

On July 1, 2005 the last reported sale price of our common stock as reported on the Nasdaq National Market was $6.45 per share. According to the records of our transfer agent, there were 128 stockholders of record of Ditech’s common stock at July 1, 2005. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future. We currently intend to retain any future earnings for use in our business or future acquisitions.

Stock Repurchase Program

In December 2004, our Board of Directors authorized the repurchase of up to $35 million of common stock under a stock repurchase program. During the fourth quarter of fiscal 2005, we repurchased and retired 981,160 shares of our common stock at an average price of $13.70 per share for an aggregate purchase price of $13.4 million. From the inception of the program in December 2004 through February 14, 2005, we repurchased and retired an aggregate of 2,516,660 shares of our common stock at an average price of $13.91 per share for an aggregate purchase price of $35 million. Consequently, we are not authorized to repurchase additional shares under the stock repurchase program subsequent to February 14, 2005. The following table provides a month-to-month summary of the stock purchase activity during the fourth quarter of fiscal 2005:

Period	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
February 1, 2005 through
February 28, 2005	981,160	$13.70	981,160	$—
Month #2
March 1, 2005 through
March 31, 2005	—	—	—	—
Month #3
April 1, 2005 through
April 30, 2005	—	—	—	—
Total	981,160	$13.70	981,160	$—

The information required to be described in a footnote to this table is included in the paragraph immediately preceding this table, which information is incorporated by reference here.

Item 6—Selected Financial Data

The consolidated statement of operations data for the years ended April 30, 2005, 2004 and 2003, and the consolidated balance sheet data as of April 30, 2005 and 2004, have been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended April 30, 2002 and 2001, as adjusted to give effect to the discontinued operations presentation of our optical business, See Note 4 of the Notes to the Consolidated Financial Statements, and the consolidated balance sheet data as of April 30, 2003, 2002 and 2001, have been derived from our consolidated financial statements not included in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto, set forth in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended April 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$94,055	$69,590	$35,088	$27,214	$104,683
Cost of goods sold	22,184	23,413	13,543	15,009	31,031
Gross profit	71,871	46,177	21,545	12,205	73,652
Operating expenses:
Sales and marketing	16,430	13,168	12,051	13,277	10,873
Research and development	15,826	10,719	9,952	14,888	17,097
General and administrative	7,244	5,308	5,269	5,980	6,463
Restructuring charge	—	275	—	—	—
Amortization of goodwill and other acquisition related intangible assets	—	—	—	7,144	7,454
Total operating expenses	39,500	29,470	27,272	41,289	41,887
Income (loss) from continuing operations	32,371	16,707	(5,727)	(29,084)	31,765
Other income, net	2,430	1,294	1,702	3,701	4,853
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	34,801	18,001	(4,025)	(25,383)	36,618
Provision (benefit) for income taxes	(36,100)	270	—	4,982	14,647
Income (loss) from continuing operations before cumulative effect of accounting change	70,901	17,731	(4,025)	(30,365)	21,971
Discontinued operations:
Loss from discontinued operations	—	(2,538)	(34,119)	(54,836)	(23,570)
Income tax provision (benefit) from loss on discontinued operations	—	—	129	128	(3,695)
Gain (loss) on disposition	94	(7,142)	—	—	—
Income tax benefit from gain (loss) on disposition	(110)	(144)	—	—	—
Income (loss) from discontinued operations	204	(9,536)	(34,248)	(54,964)	(19,875)
Cumulative effect of accounting change	—	—	(36,837)	—	—
Net income (loss)	71,105	8,195	(75,110)	(85,329)	2,096

Per share data:
Basic
Income (loss) from continuing operations before cumulative effect of accounting change	$2.12	$0.56	$(0.13)	$(1.03)	$0.78
Discontinued operations	0.01	(0.30)	(1.13)	(1.87)	(0.71)
Cumulative effect of accounting change	—	—	(1.21)	—	—
Net income (loss) per share attributable to common stockholders	$2.13	$0.26	$(2.47)	$(2.90)	$0.07
Diluted
Income (loss) from continuing operations before cumulative effect of accounting change	$2.02	$0.53	$(0.13)	$(1.03)	$0.72
Discontinued operations	0.00	(0.29)	(1.13)	(1.87)	(0.65)
Cumulative effect of accounting change	—	—	(1.21)	—	—
Net income (loss) per share attributable to common stockholders	$2.02	$0.24	$(2.47)	$(2.90)	$0.07
Number of shares used in per share calculations:
Basic	33,408	31,734	30,371	29,380	28,145
Diluted	35,140	33,496	30,371	29,380	30,512

	April 30,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,781	$45,610	$69,670	$56,959	$62,932
Short-term investments	98,853	79,899	24,825	48,950	47,200
Total assets	209,720	150,548	126,441	203,874	262,019
Long-term debt	—	—	—	—	—
Total stockholders’ equity	197,265	135,400	116,138	186,938	250,729

The selected financial data for the five years ended April 30, 2005 reflects the impacts of our acquisition and disposition activities over this period of time. The key impacts include amortization of goodwill and other intangibles and deferred stock compensation of an acquisition we made in February 2000 until the sale of the underlying software technology at the end of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill and wrote off $36.8 million of goodwill in fiscal 2003. In September 2002, we discontinued the development and marketing of our optical switch product, which resulted in a significant decline in the level of optical losses subsequent to that point in time. In addition, the selected financial data also reflects the disposition of our optical business in July 2003, which resulted in the financial results from our optical business being reported as a discontinued operation for all periods presented and contributed to our ability to return to positive net income during fiscal 2004.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. See our cautionary language in the first paragraph of “Item 1. Business” regarding these statements. Our actual results could differ materially from those discussed here. See “Future Growth and Operating Results Subject to Risk” at the end of this Item 7 for factors that could cause future results to differ materially.

Overview

We design, develop and market telecommunications equipment for use in canceling echo and enhancing voice quality in voice calls over wireline, wireless and Internet Protocol (IP) telecommunications networks. As a result of announcing our intention to exit our optical communications business and completion of the sale of a substantial portion of assets used in our optical business in the first quarter of fiscal 2004, our continuing operations are currently focused solely on our voice processing products, including our long-standing echo cancellation products. Our initial entrance into the voice processing market was focused on echo cancellation. Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our more recent product introductions have leveraged off the processing capacity of our newer hardware platforms to offer not only echo cancellation but also new Voice Quality Assurance (VQA) features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility. We are currently selling our seventh generation echo cancellation product, which began production shipments in the third quarter of fiscal 2004. The majority of our R&D spending in fiscal 2005 was directed toward the development of our Packet Voice Processor, a new product targeting Voice-over-Internet-Protocol (VoIP) based network deployments.  The Packet Voice Processor introduces cost effective voice format transcoding capabilities and combines our Voice Quality Assurance (VQA) software and newly developed Packet Quality Assurance (PQA) technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter.

Since becoming a public company in June 1999, our financial success has been primarily predicated on the success of the domestic wire-line and more recently wireless carriers. During fiscal 2000 and the first half of fiscal 2001, we benefited from the rapid expansion in domestic wire-line infrastructure spending to support increasing demand expectations due to customer growth and the expectations of increased demand from internet traffic. In the latter half of fiscal 2001, as the promise of the internet’s growth waned we, along with virtually every other telecommunications equipment supplier, experienced a significant decline in revenue due to a dramatic decline in infrastructure spending by domestic carriers. Over the last four years, wire-line carriers have experienced a modest recovery in spending while wireless carriers have experienced more rapid growth. However, beginning in calendar year 2004, North American telecommunication service providers began a series of merger and acquisition activities and the affected telecommunications service providers are still assessing the network technology and deployment plans. We expect such a trend will affect our near term revenue, as our revenue will continue to be heavily influenced by the buying trends of Verizon Wireless and Nextel, two large domestic wireless carriers that are our two largest customers, one of which is involved in post-merger integration. In an attempt to reduce our reliance on our two large domestic customers, beginning in fiscal 2004 and throughout fiscal 2005, we added sales and marketing resources to increase our presence and our VQA trial activity in the international marketplace and to focus on new large account opportunities in the United States. We also expect that long-term opportunities for growth will occur in VoIP based network deployments as there appears to be a growing trend of service providers transitioning away from traditional circuit-switched network infrastructure to VoIP. Our Packet Voice Processor targets these VoIP based networks. We expect to begin to trial our new Packet Voice Processor in the first quarter of fiscal 2006.

Exit of Optical Business.   In May 2003, we announced a change to our strategic direction. We decided to focus all of our assets in continuing to grow our voice processing business, including our echo cancellation and new VQA features, and as a result we decided to sell our optical communications business. In July 2003, we completed the primary step in our planned exit of our optical communications business through the sale of a large portion of the assets of the optical communications business to JDS Uniphase Corporation (“JDSU”). The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (a) approximately $1.4 million was paid to us at closing, (b) $225,000 to be paid to us one year from the closing (subject to reduction in the event any successful indemnification claims are made against us), and (c) up to an additional $4.9 million to be paid to us, which is comprised of up to $900,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any. Additionally, JDSU had the right to require us to reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, which right expired as of July 31, 2004. JDSU also has indemnification rights in connection with the performance of certain warranty obligations relating to optical products that were sold by us on or prior to July 16, 2003. We and JDSU are currently evaluating the remaining obligations of each party, but have not reached agreement on what the remaining obligations are.  In fiscal 2004, we recognized $855,000 associated with the level of revenue generated by JDSU since the close of the sale. The proceeds were substantially offset by increased loss accruals associated with exiting our international optical operations and an estimated loss provision associated with our indemnification of the realizable value of the inventory purchased by JDSU. The net effect of these items was reported as an incremental net loss on disposition of discontinued operations in fiscal 2004 of $1.1 million in the Consolidated Statement of Operations. In fiscal 2005, income from discontinued operations was due to adjustments needed to reflect actual costs incurred and to recognize a tax benefit due to the release of our valuation reserve. No additional revenue was recognized from the sale to JDSU. See Note 4 of Notes to the Consolidated Financial Statements.

We have sold or abandoned all of the assets not purchased by JDSU. As a result of exiting the optical business, our Consolidated Statements of Operations reflect the optical business as a discontinued operation for all periods presented. See Note 4 of Notes to the Consolidated Financial Statements.

Acquisition History.   Since completing our initial public offering in June 1999, we have completed three acquisitions. At the time we made each of these acquisitions, they were made to bring needed technical skills into our research and development groups to aid in new product introductions. The most recent, significant acquisition was in July 2000, when we acquired Atmosphere Networks, Inc. to bring needed technical skills to our optical engineering group. The total value of the acquisition was approximately $82 million, which was accounted for using purchase accounting. In May 2002, we recorded a transitional impairment of the unamortized goodwill balance associated with this acquisition of $36.8 million, which has been reported as a cumulative effect of accounting change. In June 2005, we announced that we acquired Jasomi Networks, Inc., for $19.7 million in cash and convertible notes plus assumed outstanding Jasomi stock options and issued shares of Ditech restricted stock to new employees assumed in the merger. See Note 16 of Notes to the Consolidated Financial Statements.

Our Customer Base.   Historically the majority of our sales have been to customers in the United States. These customers accounted for approximately 91%, 89% and 84% of our revenue in fiscal 2005, 2004 and 2003, respectively. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of our newer voice processing products, which are targeted at GSM networks, international revenue will begin to become a larger percentage of our overall revenue.

Our revenue historically has come from a small number of customers. Our two largest customers accounted for approximately 86% of our total revenue in fiscal 2005. Our five largest customers accounted for approximately 91%, 86% and 81% of our revenue in fiscal 2005, 2004 and 2003, respectively. Consequently, the loss of any one of these customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. For example, due to the decrease in projected purchases by one of our largest customers, we announced that we expect our first quarter fiscal 2006 revenue to be less than half of our fourth quarter fiscal 2005 revenue. This announcement had a dramatic negative effect on our stock price.

Critical Accounting Policies and Estimates.   The preparation of our financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We evaluate these estimates on an ongoing basis, including those related to our revenue, allowance for bad debts, provisions for inventories, warranties and recovery of deferred income taxes. Estimates are based on our historical experience and other assumptions that we consider reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual future results may differ from these estimates in the event that facts and circumstances vary from our expectations. To the extent there are material differences between our ongoing estimates and the ultimate actual results, our future results of operations will be affected. We believe that the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of customers. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of April 30, 2005, we had deferred $255,000 of revenue. To the extent that we have received cash for some or all of a given deferred revenue transaction, we reported it on the Consolidated Balance Sheet as a deferred revenue liability. However, to the extent that we have not collected cash against the deferred revenue transaction, we reflect the deferred revenue as a reduction in the corresponding account receivable balance. Of the $255,000 of revenue deferred as of April 30, 2005, the majority related to deferrals associated with maintenance contracts. In dealing with smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

Investments—Investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year and auction rate securities, which we are able to liquidate on 28 or 35 day auction cycles, are considered short-term investments. Other investment securities with remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist primarily of U.S. Government securities and corporate bonds, as well as, commercial paper, asset backed securities and certificates of deposit. We have classified our short-term and long-term investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income based on specific identification. Interest on securities classified as available-for-sale is also included in interest income.

Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation allowances, we are constantly monitoring projected demand on a product by product basis. Based on these projections we evaluate the levels of allowances required both for inventory on hand, as well as inventory on order from our contract manufacturer. Although we believe we have been reasonably successful in identifying allowance requirements in a timely manner, sudden changes in future buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels could result in some larger than anticipated write-downs being recognized, such as the OC-3 write-down recorded in fiscal 2002. For the OC-3 write-down, the complete pull back from the forecasted demand by the primary customer for this product resulted in a $3.5 million write-down of the OC-3 inventory. However, in 2003 the addition of a few large new customers helped to utilize a large portion of the inventory which had been written down, resulting in approximately $2.2 million and $455,000 of previously written down OC-3 inventory being sold in fiscal 2004 and 2003, respectively. We sold no additional OC-3 inventory in fiscal 2005.

Cost of Warranty—At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer hardware warranties on our products ranging from two to five years and one year software warranties. The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures, which would result in a decrease in gross profits. As of April 30, 2005, we had recorded $2.0 million of accruals related to estimated future warranty costs. In general, we have been able to closely estimate the level of warranty exposure on our products, and the level of adjustment required to the reserve has been relatively insignificant. See Note 3 of the Notes to the Consolidated Financial Statements.

Accounting for Income Taxes—We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items such as valuation allowances for bad debts and inventory, for tax and accounting purposes. These temporary differences, in conjunction with net operating loss and tax credit carryforwards, result in deferred tax assets and liabilities. At least once per quarter, we assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is no longer more likely than not, we establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

Beginning in fiscal 2002, we determined that a valuation allowance against our then existing deferred tax asset position was necessary. We based this decision on the fact that in the fourth quarter of 2002, we generated sufficient operating losses on a tax basis to fully recover all taxes paid in prior years. In addition, our expectations of limited profitability, if any, due to the softness in the telecommunication industry during fiscal 2003, combined with the significant tax losses generated by the sale of our echo cancellation software technology led us to conclude that the recovery of our deferred tax assets was no longer more likely than not. In the second quarter of 2005, based on the level of historical taxable income and projections for future taxable income over the periods that our deferred tax assets are deductible, we determined that it was more likely than not that our deferred tax assets would be realized. We therefore released the valuation allowance of $51.6 million in fiscal 2005.

Recent Accounting Pronouncements.   In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain unchanged by the staff position. We do not believe the impact of adoption of the measurement provisions of the EITF will be significant to our overall results of operations or financial position.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and, thus, will be effective for us beginning in fiscal 2007. We are currently evaluating the impact of SFAS 123R on our financial position and results of operations. See “Accounting for Stock-Based Compensation” in Note 2 of the Condensed Consolidated Financial Statements for information related to the pro forma effects on our reported net income (loss) and net income (loss) per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Years Ended April 30,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	23.6	33.6	38.6
Gross profit	76.4	66.4	61.4
Operating expenses:
Sales and marketing	17.5	18.9	34.3
Research and development	16.8	15.4	28.4
General and administrative	7.7	7.6	15.0
Restructuring charge	—	0.4	—
Total operating expenses	42.0	42.3	77.7
Income (loss) from continuing operations	34.4	24.0	(16.3)
Other income, net	2.6	1.9	4.9
Income (loss) from continuing operations before provision for income taxes and cumulative effect of accounting change	37.0	25.9	(11.4)
Provision (benefit) for income taxes	(38.4)	0.4	—
Income (loss) from continuing operations before cumulative effect of accounting change	75.4	25.5	(11.4)
Discontinued operations:
Loss from discontinued operations	—	(3.6)	(97.2)
Income tax provision from loss on discontinued operations	—	—	0.4
Gain (loss) on disposition	0.1	(10.3)	—
Income tax benefit from gain (loss) on disposition	(0.1)	(0.2)	—
Income (loss) from discontinued operations	0.2	(13.7)	(97.6)
Cumulative effect of accounting change	—	—	(105.0)
Net income (loss)	75.6%	11.8%	(214.0)%

Discussion of Fiscal Years ended April 30, 2005, 2004 and 2003

Revenue

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2005	2004	2003	2005	2004
	$s in thousands
Revenue	$94,055	$69,590	$35,088	$24,465	$34,502

The increase in revenue in the last two years was largely driven by the addition of new customers, increased shipments to our two largest domestic wireless customers as they continued to expand and update their networks and, to a lesser extent, the expansion of our international customer base in Asia, Latin America and Canada. We believe that the introduction of our Broadband Voice Processor Flex (“BVP-Flex”) Echo Cancellation System in the third quarter of fiscal 2004 was critical in driving our revenue growth over the last two years.

In fiscal 2005, our largest two domestic wireless customers accounted for 86% of our revenue compared to 59% of the revenue in fiscal 2004 and 64% of the revenue in fiscal 2003. Our third largest domestic customer accounted for 3% of our revenue in fiscal 2005, 22% of our revenue in fiscal 2004 and 7% of our revenue in fiscal 2003.

In fiscal 2005, sales of our Broadband Voice Processor Flex Echo Cancellation System, introduced in the third quarter of fiscal 2004, accounted for 79% of our revenue.  Sales of VQA products running on both our BVP Flex and QVP platforms accounted for $2.4 million, or 3%, of our revenue, primarily in the second half of the year, and included a $753,000 sale to Nextel Brazil. We expected the sales of VQA products to be higher based on an order from an Asian customer and acceptance from some customers that had been evaluating the product. However, shipment of our VQA product to that Asian customer did not materialize in fiscal 2005 as we expected and customer acceptance of VQA product being trialed elsewhere is taking longer than anticipated. Revenue growth in fiscal 2004 was largely driven by sales of our BVP system, which accounted for 58% of our revenue compared to 30% in 2003. The BVP Flex system, despite the fact that it did not begin production shipment until late in the third quarter of fiscal 2004, accounted for 22% of our revenue in fiscal 2004. Fiscal 2004 also saw the first revenue from our new QVP voice product, which includes our new voice quality features and is primarily targeted to the international GSM market.  We believe that the introduction of new products during fiscal 2004 and 2005 was a key contributor to acquiring and retaining our key strategic customers, as these new products have provided increased flexibility and easier installation for our customers.

Geographically, revenue over the three fiscal years has been generated largely from domestic sales, which represented 91%, 89% and 84% of our fiscal 2005, 2004 and 2003 revenue, respectively. The increase in the percentage of domestic sales over the three years was largely due to the growth in sales of our echo cancellation products to the domestic wireless telecommunications providers outpacing the growth in our international customer base. While domestic sales continue to be the largest portion of our geographic revenue mix, we have begun to experience an increasing year-over-year trend in international revenue in terms of absolute dollar volume. The relatively flat trend in domestic geographic concentration is largely being driven by the rate of growth in demand from our major domestic customers keeping pace with the growth in the smaller international portion of our business. Although we have successfully added customers internationally, the size of their order levels does not compare with that of our major domestic customers. While our success in selling to international markets has been limited so far, we expect that in the coming year, the international portion of our business will begin to grow as a percentage of overall sales as we begin to realize more sales of our VQA applications. However, we expect that our domestic customers will continue to represent the majority of our revenue for the foreseeable future. We expect revenue in the first quarter of fiscal 2006 to be in the range of $10-11 million primarily due to a decline in shipments to one of our customers that was one of our two largest customers in fiscal 2005 and to a more normal level of shipments to our other large customer, from which we generated our highest-ever historical quarterly sales in the fourth quarter of fiscal 2005. Revenue for the remainder of fiscal 2006 will be dependent on our success in adding new customers internationally, the network technology and deployment plans of the North American telecommunication service providers and, in the latter part of the fiscal year, the market acceptance of our new Packet Voice Processor. See our cautionary language in the first paragraph of “Item 1. Business” regarding forward-looking statements such as the statements made in this paragraph about our expectations regarding our future revenue, as well as statements regarding our expectations in each of the categories below.

Cost of Goods Sold

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2005	2004	2003	2005	2004
	$s in thousands
Cost of Goods Sold	$22,184	$23,413	$13,543	$(1,229)	$9,870

Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold in fiscal 2005 as compared to fiscal 2004, despite 35% higher revenue, was primarily due to favorable customer and product mixes and a $2.7 million reduction in the inventory provision as substantially all of our older slower moving products had been fully reserved in fiscal 2004. The increase in cost of goods sold in fiscal 2004 as compared to fiscal 2003 was in large part driven by increased unit sales of our echo cancellation products, which contributed to a $6.7 million increase over fiscal 2003. The other major factor impacting the increase in costs in 2004 was the write-off of $1.0 million of materials that were deemed too expensive or impractical to refurbish and an increase of approximately $1.2 million in the level of installation costs due to increased shipments and an increase in the level of installation support requested by our customers. Our inventory provisions were $972,000, $3.6 million and $3.9 million for fiscal 2005, 2004 and 2003, respectively.  Our analysis of gross profit below discusses the other factors driving changes in cost of goods sold.

Gross Margin.

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2005	2004	2003	2005	2004
	$s in thousands
Gross Profit	$71,871	$46,177	$21,545	$25,694	$24,632
Gross Margin %	76.4%	66.4%	61.4%	10.0 pts	5.0 pts

The primary factor contributing to the 10.0 percentage point increase in gross margin in fiscal 2005 was our favorable customer and product mix, as fiscal 2005 was heavily dominated by our BVP Flex products, which have a higher overall gross margin than the products sold in fiscal 2004. Shipments to our largest customer from fiscal 2004 had a somewhat lower margin than shipments to our largest customer in fiscal 2005. Margins were also favorably impacted by the limited levels of excess and obsolete provisions, as virtually all of the product inventory identified as end of life near the end of fiscal 2004 was written down in fiscal 2004 leaving only minor levels of inventory other than our current QVP and BVP Flex products. Partially offsetting the fiscal 2005 gross margin increases were lower sales of previously written down inventory. In fiscal 2005, we sold $911,000 of previously written down BVP and Quad inventory compared to $2.2 million of previously written-down OC-3 product in fiscal 2004.

The fiscal 2004 gross margin increased 5.0 percentage points compared to fiscal 2003 primarily for two reasons. First, due to the addition of several new OC-3 customers in fiscal 2003, we began to sell previously written-down OC-3 product, which resulted in a benefit of $2.2 million in fiscal 2004 compared to $455,000 in fiscal 2003, increasing gross margin by 1.9 percentage points. The other key factor in the improvement in gross margin in fiscal 2004 was the effect of our relatively fixed manufacturing overhead costs. As these costs were relatively fixed over the period while revenue was steadily improving, we saw an improvement in our overall gross margin.

We expect that the previously noted decline in sales levels in the first quarter of fiscal 2006 while manufacturing costs remain relatively fixed will result in overall gross margins of 67-69%. Over the next several quarters, we expect the price we charge our international customers will decline as we expand the distribution of our products through, value-added resellers and distributors.

Sales and Marketing

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2005	2004	2003	2005	2004
	$s in thousands
Sales and Marketing Expense	$16,430	$13,168	$12,051	$3,262	$1,117
% of Revenue	17.5%	18.9%	34.3%	(1.4) pts	(15.4) pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. The increase in sales and marketing expenses in fiscal 2005 compared to fiscal 2004 was partly due to increases in salary and related costs, which increased $1.7 million in fiscal 2005, primarily due to incremental hiring of international sales and pre-sales support staff as well as domestic sales and pre-sales support staff focused on specific domestic opportunities. Travel expense increased $779,000 in fiscal 2005, primarily to support international product evaluations of our QVP-based products. Finally, outside service expenses increased $733,000 in fiscal 2005 to further support pre-and post-sales efforts in the field.

Sales and marketing expenses began to trend up during fiscal 2004 as we expanded our efforts to introduce our QVP products internationally and commissions related to revenue that grew 98% year-over-year.

We expect that sales and marketing expenses will increase slightly in fiscal 2006 as we launch our new Packet Voice Processor.

Research and Development.

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2005	2004	2003	2005	2004
	$s in thousands
Research and Development Expense	$15,826	$10,719	$9,952	$5,107	$767
% of Revenue	16.8%	15.4%	28.4%	1.4 pts	(13.0) pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The increase in spending in fiscal 2005 as compared to fiscal 2004 was partly related to increased salary and related costs of $2.1 million and increased consulting and prototype materials costs of $1.4 million. These increases in spending were primarily associated with the development of our new Packet Voice Processor. Our engineering staff grew to 62 employees by the end of fiscal 2005 from 51 at the end of fiscal 2004. Additionally, depreciation, allocations of facilities and information technology related costs and maintenance on software and equipment used by the engineering departments increased $1.4 million. This was due, in large part, to the increased demands from a larger engineering workforce.

In fiscal 2004 compared to fiscal 2003, the largest increase was tied to increased headcount and related costs, as our engineering staff grew from 43 employees at the end of fiscal 2003 to 51 employees at the end of fiscal 2004. In addition, depreciation expense increased $150,000 due to increased levels of lab equipment to support voice processing product development.

We expect slight increases in our research and development spending due to the Jasomi Networks, Inc. acquisition and further development of the Packet Voice Processor.

General and Administrative

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2005	2004	2003	2005	2004
	$s in thousands
General and Administrative Expense	$7,244	$5,308	$5,269	$1,936	$39
% of Revenue	7.7%	7.6%	15.0%	0.1 pts	(7.4) pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.

The fiscal 2005 increases in general and administrative spending were largely due to increased consulting, professional service costs and audit fees related to Sarbanes-Oxley compliance work and international expansion, which resulted in an aggregate increase in spending of over $1.8 million. Additionally, bad debt expense was $250,000 lower in fiscal 2004 due to credits taken in fiscal 2004 for an adjustment to our bad debt reserve based on improved collection efforts. There were no such adjustments to the reserve in fiscal 2005.

The somewhat higher levels of spending in fiscal 2004 compared to 2003 were due in large part to a $425,000 increase in salaries and related expense due to hiring and financial performance-driven bonuses and $140,000 of initial spending related to international expansion and Sarbanes-Oxley compliance. Those spending increases were mostly offset by a $275,000 reduction in bad debt expense due to credits taken in fiscal 2004 based on an improvement in our customer collection experience, $145,000 lower annual report costs and the elimination of cheap stock amortization, which resulted in a $145,000 reduction in expense.

We expect general and administrative expenses to decline slightly in fiscal 2006 as our second year of Sarbanes-Oxley compliance will require less use of outside resources.

Restructuring

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2005	2004	2003	2005	2004
	$s in thousands
Restructuring	$—	$275	$—	$(275)	$275
% of Revenue	0.0%	0.4%	0.0%	(0.4) pts	0.4 pts

Restructuring Charge.   The restructuring charge recognized in fiscal 2004 was attributable to the elimination of redundant general corporate level costs, personnel and facilities, which were impacted as a result of exiting the optical business, but did not qualify for inclusion in discontinued operations. These costs included $21,000 of severance and related benefits and a loss provision associated with the abandonment of a portion of our Mountain View facilities of $254,000. As a result, the fiscal year reflects a net loss provision of $275,000 related to our building and employee severance costs.

Other Income, Net

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2005	2004	2003	2005	2004
	$s in thousands
Other Income, Net	$2,430	$1,294	$1,702	$1,136	$(408)
% of Revenue	2.6%	1.9%	4.9%	0.7 pts	(3.0) pts

Other income, net consists of interest income on our invested cash and cash equivalent and investment balances, offset by a nominal amount of interest and other expense. The increase in fiscal 2005 compared to 2004 was primarily attributable to higher interest income, due to our larger invested cash balance and an improvement in the return on our invested cash as interest rates have begun to increase. The decrease in other income in fiscal 2004 compared to 2003, net was primarily attributable to lower interest rates reducing earnings on our invested balances.

Our 2006 interest income will be dependent on our cash balances and the movement of U.S. interest rates.

Income Taxes, Continuing Operations

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2005	2004	2003	2005	2004
	$s in thousands
Income Taxes, Continuing Operations	$(36,100)	$270	$—	$(36,370)	$270
% of Revenue	(38.4)%	0.4%	0.0%	(38.8) pts	0.4 pts

Income Taxes.   Income taxes consist of federal, state and foreign income taxes. The benefit in fiscal 2005 includes the reversal of our valuation allowance against all of our deferred tax assets. In fiscal 2005, we concluded that it was more likely than not that we would realize the benefit related to our deferred tax assets. Accordingly, we reduced the valuation allowance against the assets and recorded a tax benefit to continuing operations of $36.7 million. The majority of the valuation allowance was released in the second quarter of 2005, based on the level of historical taxable income and projections for future taxable income over the periods that our deferred tax assets are deductible The remainder of the valuation allowance was released over the third and fourth quarters. The recognition of the deferred tax assets had no impact on our fiscal 2005 cash flows. Partially offsetting the tax benefit recorded was income tax expense associated with income earned by our foreign subsidiaries and state and federal alternative minimum tax totaling $595,000 in fiscal 2005.

The income taxes incurred in fiscal 2004 were due to providing alternative minimum taxes on our domestic operations. There was no tax provision for continuing operations in fiscal 2003 due to our loss.

We expect the effective tax rate to be approximately 39% in fiscal 2006.

Income (Loss) from Discontinued Operations

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2005	2004	2003	2005	2004
	$s in thousands
Loss from discontinued operations	$—	$(2,538)	$(34,119)	$2,538	$31,581
Income tax provision from loss on discontinued operations	—	—	129	—	129
Gain (loss) on disposition	94	(7,142)	—	7,236	(7,142)
Income tax benefit from gain (loss) on disposition	(110)	(144)	—	(34)	144
Income (loss) from discontinued operations	204	(9,536)	(34,248)	9,740	24,712
% of Revenue	0.2%	(13.7)%	(97.6)%	13.9 pts	83.9 pts

The reduction of the loss in our discontinued optical business in fiscal 2004 as compared to fiscal 2003 was due in large part to reductions in spending subsequent to September 2002, when we discontinued our optical system product development. As a result, there was a significant decline in spending on salaries and materials in fiscal 2004. In addition, fiscal 2004 also benefited from reduced spending on optical communications marketing and development after our announcement to exit the optical business in May 2003 and the elimination of substantially all optical costs effective July 2003. As all operations related to our optical business ceased in fiscal 2004, we did not have further losses from this discontinued operation in fiscal 2005.

The $94,000 gain on disposition in fiscal 2005 was due to adjustments needed to reflect actual costs incurred. The loss on disposition in fiscal 2004 reflects the aggregate loss of $6.9 million realized in the first quarter of fiscal 2004 upon the sale of the optical technology, inventory and certain fixed assets to JDSU, along with other exit costs associated with abandoning that portion of the optical business not acquired by JDSU. Subsequent adjustments to the loss resulted in an incremental loss of approximately $100,000 and were included in the total loss from disposal of our discontinued optical operations of $7.0 million for fiscal 2004 in the Consolidated Statement of Operations.

We expect that the only future discontinued operations activity will be associated with final resolution of the contingent consideration and resolution of indemnification obligations between JDSU and us, as well as final wind up costs of international optical operations. See Note 4 of Notes to the Condensed Consolidated Financial Statements.

Cumulative Effect of Accounting Change.   The $36.8 million cumulative effect of an accounting change reported in fiscal 2003 represents the transitional impairment loss for previously recorded goodwill associated with our acquisition of Atmosphere, which we recorded in connection with our adoption of SFAS 142 effective May 1, 2002. There were no accounting changes in fiscal 2005 or 2004.

Stock-Based Compensation

Associated with the acquisition of Atmosphere on July 25, 2000, we recorded $2.4 million of deferred compensation related to unvested options assumed in the acquisition. This deferred compensation was amortized to research and development expense over the remaining vesting terms of the assumed options, which became fully vested in the first quarter of fiscal 2003. In connection with the acquisition of Atmosphere, we issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as deferred compensation of $17.3 million in August 2000. Subsequent to recording this deferred compensation in August 2000, the gross amount of deferred compensation was reduced from time to time for the impact of option cancellations due to employee terminations. Due to the cancellation of all remaining options from this August 2000 grant, as part of our option exchange program as described below, the remaining deferred compensation of $1.2 million was recognized in the fourth quarter of fiscal 2003 and no further amortization of this deferred compensation occurred in fiscal 2005 or 2004. As this deferred compensation was solely attributable to optical operations, the amortization expense has been included in the loss from discontinued operations for all years presented. The Atmosphere-related deferred compensation expense totaled approximately $3.1 million in fiscal 2003.

In February 2003, we commenced a voluntary stock option exchange program for our employees, including officers. We implemented this program in order to align employee and stockholder interests while sustaining high levels of performance during the then stagnant economic period. A large number of our employees’ stock option exercise prices were significantly higher than the current market price of Ditech common stock and, in an effort to motivate and retain our employees, our Board approved this stock option exchange program. Under this program, eligible employees were offered the opportunity to exchange certain outstanding stock options with exercise prices of $20.00 or more for new replacement options pursuant to the terms of the program. The original options exchanged were canceled on March 19, 2003. On September 23, 2003, we issued options to purchase a total of 165,730 shares of common stock, representing 25% of the number of shares originally subject to options exchanged for those individuals still employed by us on September 23, 2003. (See Note 10 of Notes to the Consolidated Financial Statements).

Liquidity and Capital Resources

As of April 30, 2005, we had cash and cash equivalents of $36.8 million as compared to $45.6 million at April 30, 2004. Additionally, we had $98.9 million of short-term investments and no long-term investments as of April 30, 2005, compared to $79.9 million of short-term and $5.0 million of long-term investments as of April 30, 2004.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

Cash flows from Operating Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2005	2004	2003	2005	2004
	$s in thousands
Cash Flow from Operating Activities	$33,136	$21,219	$(12,363)	$11,917	$33,582

The improvement in our cash flow from operations reflects the overall improvement in our operating results due in large part to increased product shipments. In addition, our exiting the optical communications business in the first quarter of fiscal 2004 also favorably impacted our operating results in fiscal 2004 by dramatically reducing the level of spending we had previously invested in this product line. In fiscal 2005, we increased our spending as we invested in our new Packet Voice Processor, international expansion and focused domestic opportunities, as well as Sarbanes-Oxley compliance. The combination of revenue growth, the elimination of our optical communications business and leveraged spending growth has contributed to our return to profitability and positive cash flows from operating activities in fiscal 2005 and 2004. Compared to fiscal 2004, fiscal 2005 showed growth in accounts receivable, which increased due to somewhat unfavorable sales linearity in the fourth quarter of fiscal 2005, and reductions in deferred revenue. Although we expect to see positive cash flows from operations in the coming year, they may not be in the same ratio to income from continuing operations before the provision for income taxes as fiscal 2005, largely due to expected increases in accounts receivable as we enter new customer markets internationally, which may prolong payment terms somewhat, and as we introduce our new Packet Voice Processor products, which may increase inventory levels.

Cash flows from Investing Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2005	2004	2003	2005	2004
	$s in thousands
Cash Flow from Investing Activities	$(17,088)	$(31,978)	$173	$14,890	$(32,151)

The change in the trend of cash flows from investing activities is due to two key events. First, in fiscal 2004, we changed our investing strategy to include short-term and long-term investments designed to improve our overall return on invested funds, which accounted for the majority of the cash used in fiscal 2004 and 2005. Partially offsetting this use of cash in fiscal 2004 and contributing to the positive cash flows from investing activities in fiscal 2003 was the collection of proceeds from the sale of our echo cancellation software technology in fiscal 2002 and collection of the related purchase price installments in fiscal 2003 and 2004 of $5.0 million and $3.5 million in fiscal 2005 and 2004, respectively, and to a lesser degree the collection of sales proceeds from the sale of our optical business in fiscal 2004 of $1.8 million. In fiscal 2005, we collected proceeds from the sale of our optical business and other minor sales of optical equipment of only $542,000.

Our acquisition of Jasomi Networks, Inc. on June 30, 2005 used approximately $12.7 million of cash in fiscal 2006. (See Note 16 of Notes to the Consolidated Financial Statements). We also plan to continue to invest in capital assets related to new product introductions and to support our efforts to sell new products internationally.

Cash flows from Financing Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2005	2004	2003	2005	2004
	$s in thousands
Cash Flow from Financing Activities	$(24,877)	$11,049	$776	$(35,926)	$10,273

The decrease in cash flow from financing activities in fiscal 2005 as compared to fiscal 2004 was largely due to the repurchase of shares of common stock, as discussed below, partially offset by funds received from stock option exercises. Stock option activity in the first half of fiscal 2005 was particularly high following the trend in our stock price over that same period.

The increase in cash flow from financing activities in fiscal 2004 as compared to fiscal 2003 was primarily due to funds received upon stock option exercises. The stock option activity in fiscal 2004 was largely due to option exercises by employees impacted by the restructuring of our optical business prior to the cancellation of those options, as well as options exercised by existing employees.

Stock Repurchase Program

In December 2004, our Board of Directors authorized the repurchase of up to $35 million of common stock under a stock repurchase program. During fiscal 2005, we repurchased and retired 2,516,660 shares of our common stock at an average price of $13.91 per share for an aggregate purchase price of $35 million. Consequently, we are not authorized to repurchase additional shares under the stock repurchase program.

The aggregate purchase price of the shares of our common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we allocated the purchase price of the repurchased shares as a reduction to retained earnings, common stock and additional paid-in capital.

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

Our contractual commitments, by year in which they become due, are as follows:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years
Operating leases	$2,421	$2,013	$408	$—	$—
Purchase commitments	7,054	7,054	—	—	—
Total	$9,475	$9,067	$408	$—	$—

In addition, as part of the optical sale agreement with JDSU, JDSU had the right to require us to indemnify JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, and certain costs incurred by JDSU in connection with the performance of certain warranty obligations relating to optical products that we sold prior to July 16, 2003. We and JDSU are currently evaluating the remaining obligations of each party, but have not reached agreement on what the remaining obligations are.

We believe that we will be able to satisfy our cash requirements for at least the next two years from our existing cash and short-term investments. We currently expect to renew our $2 million line of credit, which expires in July 2005. The ability to fund our operations beyond the next two fiscal years will be dependent on the overall demand of telecommunications providers for new capital equipment. Should our customers significantly reduce their purchases of our products compared to current levels of purchases, we could need to find additional sources of cash during fiscal 2008 or be forced to reduce our spending levels to protect our cash reserves.

Off-Balance Sheet Arrangements

As of April 30, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 91%, 86% and 81% of our revenue in fiscal 2005, 2004 and 2003, respectively. Our two largest customers accounted for 49% and 37%, respectively, of our revenue in fiscal 2005. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, financial difficulties or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.

Due to continuing difficult economic conditions, many operators in the telecommunications industry have experienced financial difficulties, which have impacted their capital expenditures and, in some cases, resulted in their filing for bankruptcy or being acquired by other operators. In calendar year 2004, North American telecommunication service providers began a series of merger and acquisition activities and the affected telecommunication service providers are still assessing the network technology and deployment plans. In any merger, product purchases for network deployment may be reviewed, postponed or canceled based on revised plans for technology or network expansion for the merged entity, which we believe has happened at Nextel, leading to the majority of our projected decline in first quarter of fiscal 2006 revenue. If this situation occurs at other customers, it may result in the delay of product purchases or the loss of those customers.

WE ARE RELIANT SOLELY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

We expect that, at least through fiscal 2006, our sole business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, could limit the rate of growth of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for products we sold in fiscal 2005, which are deployed in wireline networks. Although we expect to begin to trial our Packet Voice Processor for use in the VoIP market in the first quarter of fiscal 2006, we do not expect to generate meaningful revenue in fiscal 2006.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND WE ANTICIPATE THAT THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue significantly declines in a quarter, as we experienced in the second half of fiscal 2001, again in the second quarter of fiscal 2002 and as we expect to experience in the first quarter of fiscal 2006, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price. For example, when we announced in May 2005 that we expected our revenue for the first quarter of fiscal 2006 would be less than half of our revenue in the last quarter to fiscal 2005, our stock price dropped from a closing price of $12.59 just prior to our announcement to a closing price of $7.79 per share on the day following our announcement.

OUR REVENUE MAY VARY FROM PERIOD TO PERIOD.   Factors that could cause our revenue to fluctuate from period to period include:

•       changes in capital spending in the telecommunications industry and larger macroeconomic trends;

•       the timing or cancellation of orders from, or shipments to, existing and new customers;

•       the loss of, or a significant decline in orders from, a customer;

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

Our customers may delay or rescind orders for our existing products in anticipation of the release of our or our competitors’ new products, due to merger and acquisition activity or if they are unable to put credit facilities in place. Further, if our or our competitors’ new products substantially replace the functionality of our existing products, our existing products may become obsolete, which could result in inventory write-downs, and/or we could be forced to sell them at reduced prices or even at a loss.

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE.

We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. Although we believe we will achieve our product introduction dates, there is no guarantee that they will not be delayed. The recent product introductions, which are of greatest significance, are our new voice quality features, which are being offered on our BVP-Flex and QVP voice processing hardware platforms. We are currently experiencing numerous customer evaluations of these features around the world and realized our first modest levels of revenue from these new products in the fourth quarter of fiscal 2004. These evaluations are taking longer than we first anticipated. We expect more significant levels of revenue from these new features in fiscal 2006. However, should the customer evaluation process become further protracted or the product not meet the customers’ expectations, the timing of our realization of any revenues from these new products could be delayed or not materialize at all.

In the first quarter of fiscal 2006, we will begin to trial our Packet Voice Processor, a new product targeting VoIP based network deployments. The Packet Voice Processor provides voice processing functionality to enable the deployment of end-to-end VoIP services. This is the first packet based product developed by us. The product may not be accepted in the market due to feature or capabilities mis-matches with customer requirements, pricing of the product, inadequately developed technical capabilities, or limitations of our sales and marketing force to properly interact with customers to communicate the benefits of the product.

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

We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new products; most recently, our Packet Voice Processor and our voice quality features offered on our BVP-Flex and QVP hardware platforms. Our new and/or existing products may not be able to address evolving demands in the telecommunications market in a timely or effective way. Even if they do, customers in these markets may purchase or otherwise implement competing products.

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

ACQUISITIONS AND INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

From time to time, we review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. For example, in June 2005 we acquired Jasomi Networks, Inc. Acquisitions or investments could result in a number of financial consequences, including:

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

We depend heavily on key management and technical personnel, for the conduct and development of our business and the development of our products. However, there is no guarantee that if we lost the services of one or more of these people for any reason, that it would not adversely affect our ability to conduct and expand our business and to develop new products. We believe that our future success will depend in large part upon our continued ability to attract, retain and motivate highly skilled employees. However, we may not be able to do so.

WE ANTICIPATE THAT AVERAGE SELLING PRICES FOR OUR PRODUCTS WILL DECLINE IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO BE PROFITABLE.

We expect that the price we can charge our customers for our products will decline as new technologies become available, as we expand the distribution of products through value-added resellers and distributors internationally and as competitors lower prices either as a result of reduced manufacturing costs or a strategy of cutting margins to achieve or maintain market share. If this occurs, our operating results will be adversely affected. We expect price reductions to be more pronounced due to our planned expansion internationally. While we intend to reduce our manufacturing costs in an attempt to maintain our margins and to introduce enhanced products with higher selling prices, we may not execute these programs on schedule. In addition, our competitors may drive down prices faster or lower than our planned cost reduction programs. Even if we can reduce our manufacturing costs, many of our operating costs will not decline immediately if revenue decreases due to price competition.

In order to respond to increasing competition and our anticipation that average-selling prices will decrease, we are attempting to reduce manufacturing costs of our new and existing products. If we do not reduce manufacturing costs and average selling prices decrease, our operating results will be adversely affected. Manufacturing is currently outsourced to primarily one contract manufacturer. We believe that our current contract manufacturing relationship provides us with competitive manufacturing costs for our products. However, if we or this contract manufacturer terminates our relationship, or if we otherwise establish new relationships, we may encounter problems in the transition of manufacturing to another contract manufacturer, which could temporarily increase our manufacturing costs and cause production delays.

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

WE NOW LICENSE OUR ECHO CANCELLATION SOFTWARE FROM TEXAS INSTRUMENTS, AND IF WE DO NOT RECEIVE THE LEVEL OF SUPPORT WE EXPECT FROM TEXAS INSTRUMENTS, IT COULD ADVERSELY AFFECT OUR ECHO CANCELLATION SYSTEMS BUSINESS.

In April 2002, we sold our echo cancellation software technology and future revenue streams from our licenses of acquired technology to Texas Instruments, in return for cash and a long-term license of the echo cancellation software. Although the licensing agreement has strong guarantees of support for the software used in our products, if Texas Instruments were to breach that agreement in some fashion, and not deliver complete and timely support to us, our success in the echo cancellation systems business could be adversely affected.

IF TEXAS INSTRUMENTS LICENSES ITS ECHO CANCELLATION SOFTWARE TO OTHER ECHO CANCELLATION SYSTEMS COMPANIES, THIS COULD INCREASE THE COMPETITIVE PRESSURES ON OUR ECHO CANCELLATION SYSTEMS BUSINESS.

Under the terms of the sale agreement of our echo cancellation software to Texas Instruments, Texas Instruments is precluded from licensing the software to other echo cancellation systems companies for a period of two years from the date of the sale and to two specified competitors for a period of four years from the date of sale. If Texas Instruments were to license its echo cancellation software to other echo cancellation systems companies now that the two year period has expired, it could increase the level of competition and adversely affect our success in our echo cancellation systems business.

IF INCUMBENT AND EMERGING COMPETITIVE SERVICE PROVIDERS AND THE TELECOMMUNICATIONS INDUSTRY AS A WHOLE EXPERIENCE ANOTHER DOWNTURN OR REDUCTION IN GROWTH RATE, THE DEMAND FOR OUR PRODUCTS WILL DECREASE, WHICH WILL ADVERSELY AFFECT OUR BUSINESS.

We have experienced, as have other companies in our sector, a slowdown in infrastructure spending by our customers. This trend of lower capital spending in the telecommunications industry contributed to the decline in our revenues, beginning in the second half of fiscal 2001, and although we have experienced some level of recovery in sales to these customers, sales have not fully recovered to the levels we saw prior to the decline in fiscal 2001. Our success will continue to depend in large part on development, expansion and/or upgrade of voice and communications networks. We are subject to risks of growth constraints due to our current and planned dependence on domestic and international telecommunications service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, economic conditions, changes in regulation and mergers or consolidations which we have seen in North America since calendar year 2004.

SOME OF THE KEY COMPONENTS USED IN OUR PRODUCTS ARE CURRENTLY AVAILABLE ONLY FROM SOLE SOURCES, THE LOSS OF WHICH COULD DELAY PRODUCT SHIPMENTS.

We rely on certain suppliers as the sole source of certain key components that we use in our products. For example, we rely on Texas Instruments as the sole source supplier for the digital signal processors used in our echo cancellation and voice enhancement products. We have no guaranteed supply arrangements with our suppliers. Any extended interruption in the supply of these components would affect our ability to meet scheduled deliveries of our products to customers. If we are unable to obtain a sufficient supply of these components, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components.

Resulting delays or reductions in product shipments could damage customer relationships, and we could lose customers and orders. Additionally, because these suppliers are the sole source of these components, we are at risk that adverse increases in the price of these components could have negative impacts on the cost of our products or require us to find alternative, less expensive components, which would have to be designed into our products in an effort to avoid erosion in our product margin.

SOME SUPPLIERS OF KEY COMPONENTS MAY REDUCE THEIR INVENTORY LEVELS WHICH COULD RESULT IN LONGER LEAD TIMES FOR FUTURE COMPONENT PURCHASES AND ANY DELAYS IN FILLING OUR DEMAND MAY REDUCE OR DELAY OUR EXPECTED PRODUCT SHIPMENTS AND REVENUES.

Although we believe there are currently ample supplies of components for our products, it is possible that in the near-term component manufacturers may reduce their inventory levels and require firm orders before they manufacture components. This reduction in stocking levels could lead to extended lead times in the future. If we are unable to procure our planned quantities of materials from all prospective suppliers, and if we cannot use alternative components, we could experience revenue delays or reductions and potential harm to customer relationships. An example of this risk occurred in the third quarter of fiscal 2001 as two suppliers supplying us with components used in our OC-3 product did not meet our total demand. As a result, the schedule shipment of our OC-3 product was delayed, which contributed to our revenue shortfall in that quarter.

WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS.

Historically, we have sold mostly to customers in North America. We are continuing to execute on our plans to expand our international presence through the establishment of new relationships with established international value-added resellers and distributors. However, we may still be required to hire additional personnel for the overseas market, as we have seen over the last couple of quarters, and may incur other unforeseen expenditures related to our international expansion. Despite these efforts, to date our planned expansion overseas has met with limited success and there is no guarantee of future success. As we expand our sales focus farther into international markets, we will face new and complex issues that we may not have faced before, such as expanded risk to currency fluctuations, longer payment cycles, manufacturing overseas, political or economic instability, potential adverse tax consequences and broadened import/export controls, which will put additional strain on our management personnel. In the past, the vast majority of our international sales have been denominated in U.S. dollars; however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies.

Additionally, the number of installations we will be responsible for may increase as a result of our continued international expansion and recognition of revenue may be dependent on acceptances. In addition, we may not be able to establish more relationships with international value-added resellers and distributors. If we do not, our ability to increase sales could be materially impaired.

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

WE CURRENTLY ARE, AND IN THE FUTURE MAY BE, SUBJECT TO SECURITIES CLASS ACTION LAWSUITS DUE TO DECREASES IN OUR STOCK PRICE.

We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in May 2005, we announced that we expected our first quarter fiscal 2006 revenue to be approximately one half of our last quarter fiscal 2005 revenue, and our stock price declined dramatically. On June 14, 2005, a lawsuit entitled Richard E. Jaffe v. Ditech Communications Corp., Timothy K. Montgomery and William J. Tamblyn, Case No. C 05 02406 was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Ditech and our Chief Executive Officer and Chief Financial Officer. We expect that several similar lawsuits will subsequently be filed in the same court, and that all of the cases will be consolidated into a single action. In addition, a shareholder’s derivative suit has been filed against our directors and the same two executive officers, and has named Ditech nominally as a defendant, making similar allegations. We cannot predict the outcome of the lawsuits. If our stock price declines substantially in the future, we may be the target of similar litigation. The current, and any future, securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of April 30, 2005, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempt to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities, which management is able to liquidate on 28 or 35 day auction cycles, are considered short-term investments. Other investment securities with remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist primarily of U.S. Government securities and corporate bonds, as well as, commercial paper, asset backed securities and certificates of deposit. Short-term and long-term investments are maintained at three major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Consolidated Balance Sheets at fair value. If we sell our short-term or long-term investments prior to their maturity, we may incur a charge to operations in the period the sale took place. In fiscal 2005, 2004 and 2003, we realized no gains or losses on our short- or long-term investments.

The following table presents the hypothetical changes in fair values of our investments as of April 30, 2005, based on a discounted cash flow calculation over the remaining term of each investment, that are sensitive to changes in interest rates. (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of				Valuation of Securities Given an Interest Rate Increase of
	X Basis Points			Fair Value as of	X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	April 30, 2005	50 BPS	100 BPS	150 BPS
Total investments	$98,949	$98,917	$98,885	$98,853	$98,820	$98,785	$98,753

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

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of April 30, 2005 and 2004 (in thousands). Carrying value approximates fair value.

	April 30, 2005		April 30, 2004
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$36,781	1.62%	$45,610	0.78%
Short-term investments	98,853	2.97	79,899	1.18
Long-term investments	—	—	4,996	1.75
Total	$135,634	2.61%	$130,505	1.06%

In fiscal 2005, our return on our cash and cash equivalents ranged from 0.9% to 2.7% and our average return for the year was 1.7% while our return on short- and long-term investments ranged from 1.1% to 3.6% and our average return for the year was 2.0%.

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

We have completed an integrated audit of Ditech Communications Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of April 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ditech Communications Corporation and its subsidiaries at April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective May 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
July 11, 2005

DITECH COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$36,781	$45,610
Short-term investments	98,853	79,899
Accounts receivable, net of allowance for doubtful accounts of $344 and $404 at April 30, 2005 and 2004, respectively	9,318	6,544
Inventories	5,732	5,955
Deferred income taxes	4,836	—
Other current assets	1,561	2,168
Total current assets	157,081	140,176
Long-term investments	—	4,996
Property and equipment, net	4,937	3,603
Deferred income taxes	46,771	—
Other assets	931	1,773
Total assets	$209,720	$150,548
LIABILITIES
Current liabilities:
Accounts payable	$2,166	$2,123
Accrued expenses	8,505	8,885
Deferred revenue	202	2,450
Income taxes payable	1,582	1,690
Total liabilities	12,455	15,148
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value: 5,000 shares authorized and none issued and outstanding at April 30, 2005 and 2004	—	—
Common stock, $0.001 par value: 200,000 shares authorized and 31,998 and 32,915 shares issued and outstanding at April 30, 2005 and 2004, respectively	32	33
Additional paid-in capital	287,036	281,190
Accumulated deficit	(89,757)	(145,785)
Other comprehensive loss	(46)	(38)
Total stockholders’ equity	197,265	135,400
Total liabilities and stockholders’ equity	$209,720	$150,548

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended April 30,
	2005	2004	2003
Revenue	$94,055	$69,590	$35,088
Cost of goods sold	22,184	23,413	13,543
Gross profit	71,871	46,177	21,545
Operating expenses:
Sales and marketing	16,430	13,168	12,051
Research and development	15,826	10,719	9,952
General and administrative	7,244	5,308	5,269
Restructuring charge	—	275	—
Total operating expenses	39,500	29,470	27,272
Income (loss) from continuing operations	32,371	16,707	(5,727)
Other income (expense):
Interest income	2,446	1,237	1,712
Other income (expense), net	(16)	57	(10)
Total other income	2,430	1,294	1,702
Income (loss) from continuing operations before provision (benefit) for income taxes and cumulative effect of accounting change	34,801	18,001	(4,025)
Provision (benefit) for income taxes	(36,100)	270	—
Income (loss) from continuing operations before cumulative effect of accounting change	70,901	17,731	(4,025)
Discontinued operations:
Loss from discontinued operations	—	(2,538)	(34,119)
Income tax provision from loss on discontinued operations	—	—	129
Gain (loss) on disposition	94	(7,142)	—
Income tax benefit from gain (loss) on disposition	(110)	(144)	—
Income (loss) from discontinued operations	204	(9,536)	(34,248)
Cumulative effect of accounting change	—	—	(36,837)
Net income (loss)	$71,105	$8,195	$(75,110)
Per share data:
Basic:
Net income (loss) from continuing operations before cumulative effect of accounting change	$2.12	$0.56	$(0.13)
Income (loss) from discontinued operations	0.01	(0.30)	(1.13)
Cumulative effect of accounting change	—	—	(1.21)
Net income (loss)	$2.13	$0.26	$(2.47)
Diluted:
Net income (loss) from continuing operations before cumulative effect of accounting change	$2.02	$0.53	$(0.13)
Income (loss) from discontinued operations	0.00	(0.29)	(1.13)
Cumulative effect of accounting change	—	—	(1.21)
Net income (loss)	$2.02	$0.24	$(2.47)
Number of shares used in per share calculations:
Basic	33,408	31,734	30,371
Diluted	35,140	33,496	30,371

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Deferred Stock	Other Comprehensive
	Shares	Amount	Capital	Deficit)	Compensation	Income	Total
Balances, April 30, 2002	30,118	30	272,136	(78,870)	(6,358)	—	186,938
Issuance of stock under employee stock plans	362	—	776	—	—	—	776
Adjustment to deferred compensation for stock option cancellations	—	—	(2,904)	—	2,904	—	—
Amortization of deferred stock compensation	—	—	—	—	3,454	—	3,454
Other comprehensive income (loss):
Translation gain on international operations	—	—	—	—	—	$80	80
Net loss	—	—	—	(75,110)	—	—	(75,110)
Total comprehensive loss							(75,030)
Balances, April 30, 2003	30,480	30	270,008	(153,980)	—	80	116,138
Issuance of stock under employee stock plans	2,435	3	11,052	—	—	—	11,055
Repurchase of common stock			(6)				(6)
Stock compensation on modification of options to employees hired by JDSU	—	—	136	—	—	—	136
Other comprehensive income (loss):
Translation loss on international operations	—	—	—	—	—	(80)	(80)
Unrealized loss on available for sale investment securities	—	—	—	—	—	(38)	(38)
Net income	—	—	—	8,195	—	—	8,195
Total comprehensive income							8,077
Balances, April 30, 2004	32,915	$33	$281,190	$(145,785)	$—	$(38)	$135,400
Issuance of stock under employee stock plans	1,600	2	10,121	—	—	—	10,123
Repurchase of common stock	(2,517)	(3)	(19,920)	(15,077)	—	—	(35,000)
Tax benefit from exercise of stock options	—	—	15,645	—	—	—	15,645
Other comprehensive income (loss):
Unrealized loss on available for sale investment securities	—	—	—	—	—	(8)	(8)
Net income	—	—	—	71,105	—	—	71,105
Total comprehensive income							71,097
Balances, April 30, 2005	31,998	$32	$287,036	$(89,757)	$—	$(46)	$197,265

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended April 30,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$71,105	$8,195	$(75,110)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	344	6,229	—
Depreciation and amortization	2,770	2,920	5,371
Increase (decrease) in provision for doubtful accounts	—	(250)	100
Loss on disposal of property and equipment	192	—	61
Tax benefit from exercise of stock options	15,645	—	—
Deferred income taxes	(51,607)	—	—
Amortization of deferred stock compensation	—	—	3,270
Impairment of goodwill	—	—	36,837
Restructuring costs and other special charges	—	—	8,975
Other	203	58	80
Changes in assets and liabilities:
Accounts receivable	(2,774)	(45)	(1,080)
Inventories	223	565	(678)
Other current assets	(109)	(14)	451
Income taxes	(118)	(143)	16,241
Accounts payable	(88)	(200)	(1,377)
Accrued expenses and other	(402)	1,575	(2,725)
Deferred revenue	(2,248)	2,329	(2,779)
Net cash provided by (used in) operating activities	33,136	21,219	(12,363)
Cash flows from investing activities:
Purchases of property and equipment	(3,461)	(2,052)	(4,754)
Purchase of available for sale investments	(74,071)	(83,050)	(67,650)
Sales and maturities of available for sale investments	59,902	22,897	91,775
Proceeds from sale of echo software technology and related assets	—	3,500	5,000
Collection of note receivable and related interest	—	834	—
Proceeds from sale of discontinued optical business	542	1,793	—
Additions to other assets	—	(250)	(73)
Net cash provided by (used in) investing activities	(17,088)	(56,328)	24,298
Cash flows from financing activities:
Repurchase of common stock	(35,000)	(6)	—
Proceeds from employee stock plan issuances	10,123	11,055	776
Net cash provided by (used in) financing activities	(24,877)	11,049	776
Net increase (decrease) in cash and cash equivalents	(8,829)	(24,060)	12,711
Cash and cash equivalents, beginning of year	45,610	69,670	56,959
Cash and cash equivalents, end of year	$36,781	$45,610	$69,670

The accompanying notes are an integral part of these consolidated financial statements

DITECH COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF BUSINESS

Ditech Communications Corporation (the “Company” or “Ditech”) designs, develops and markets telecommunications equipment for use in canceling echo and enhancing voice quality in voice calls over wireline, wireless, satellite and IP telecommunications networks. The Company has established a direct sales force that sells its products in the U.S. and internationally. In addition, the Company is expanding its use of value added resellers, distributors and original equipment manufacturers in an effort to broaden its sales channels, and this expanded use of value added resellers, distributors and original equipment manufacturers has occurred primarily in the Company’s international markets.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Reclassifications

The Company had historically classified auction rate securities as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company’s ability to either liquidate its holdings or roll its investment over to the next reset period. As a result of re-evaluating the classification of its auction rate securities, the Company has reclassified amounts previously classified as cash equivalents to short-term investments in the consolidated balance sheet as of April 30, 2004 and 2003. Such auction rate securities investments are intended to meet the short-term working capital needs of the Company and, as noted, are highly liquid investments that the Company can sell or roll over on 28 or 35 day auction cycles. In addition, the Company has reported gross purchases and sales of those auction rate securities investments in the consolidated statements of cash flows for fiscal 2004 and 2003 to conform to the current period’s presentation.

The following table summarizes the impact of the auction rate securities reclassification for the last three years (in thousands):

	Pre-reclassification		Post-reclassification
	Cash & Cash Equivalents	Short-term Investments	Cash & Cash Equivalents	Short-term Investments
April 30, 2004	$94,785	$30,724	$45,610	$79,899
April 30, 2003	$94,495	$—	$69,670	$24,825
April 30, 2002	$105,909	$—	$56,959	$48,950

In order to conform to the fiscal 2005 presentation, the Company also changed amounts previously reported for the gross trading activities of its investments for fiscal 2004 and 2003. This reclassification resulted in a net increase in cash used in investing activities of $24.4 million in fiscal 2004 and a net increase in cash provided by investing activities of $24.1 million in fiscal 2003.  The following table summarizes the amounts reclassified in gross investment trading activities (in thousands):

	Pre-reclassification		Post-reclassification
	Purchase of Available for Sale Investments	Sales and Maturities of Available for Sale Investments	Purchase of Available for Sale Investments	Sales and Maturities of Available for Sale Investments
Year Ended April 30, 2004	$(42,975)	$7,172	$(83,050)	$22,897
Year Ended April 30, 2003	$—	$—	$(67,650)	$91,775

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

Cost of Goods Sold

Cost of goods sold is comprised primarily of material, labor, overhead, shipping costs, warranty and inventory write-downs.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the trends in customers’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer’s inability to pay. Accounts are considered delinquent, or past due, if they have not been paid within the terms provided on the invoice. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.

Warranties

The Company currently offers a hardware warranty on all of its products with terms ranging from two to five years and a one year software warranty. The warranty generally provides that the Company will repair or replace any defective product and provide software bug fixes within the warranty period. A provision for the estimated future cost of warranty is made at the time product revenue is recognized, based on the Company’s experience and expectations of future conditions.

Research and Development

Research and development costs include salaries and salary-related expenses, outside consulting, facilities, consumable materials and allocated corporate costs, which are expensed as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Management believes that the financial institutions in which it maintains such deposits are financially sound and, accordingly, minimal credit risk exists with respect to these deposits. Substantially all of the Company’s cash and cash equivalents are held by four major U.S. financial institutions.

Investments

Investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year and auction rate securities, which management is able to liquidate on 28 or 35 day auction cycles, are considered short-term investments. Other investment securities with remaining maturities of one year or more are considered long-term investments. Short-term and long-term investments consist primarily of U.S. Government securities and corporate bonds, as well as, commercial paper, asset backed securities and certificates of deposit. Management has classified the Company’s short-term and long-term investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income based on specific identification. Interest on securities classified as available-for-sale is also included in interest income.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are considered to approximate fair value based upon comparable market information available at the respective balance sheet dates.

Inventories

Inventories are stated at the lower of standard cost or market. Standard cost approximates cost as determined by using the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which differ by asset category:

•       Furniture & fixtures:  5 years

•       Equipment:  2 - 5 years

•       Software:  3 years

•       Leasehold improvements:  Shorter of 5 years or remaining lease period

Upon disposal, the assets and related accumulated depreciation are removed from the Company’s accounts, and the resulting gains or losses are reflected in the statements of operations.

Intangible Assets

The excess of the cost over the fair value of net assets of purchased businesses was recorded as goodwill and prior to adoption of SFAS 142 was amortized on a straight-line basis over its estimated useful life, generally five years or less. The cost of other acquired intangibles was amortized on a straight-line basis over their estimated useful lives, generally five years or less. Effective May 1, 2002, the Company adopted the provisions of SFAS 142, which required the Company to cease amortization of goodwill and perform a transitional impairment analysis of its goodwill and other acquisition related intangible assets as of the date of adoption. See Note 6 for a detailed discussion of the consequences of adoption of this standard.

Long-lived Assets

The Company periodically evaluates the recoverability of its long-lived assets and an impairment loss is recorded when an asset’s carrying value exceeds its estimated undiscounted future cash flows.

Certain Risks and Concentrations

The Company’s products are concentrated in the telecommunications equipment industry, which is highly competitive and rapidly changing. Revenue from the Company’s products is concentrated with a relatively limited number of customers. Two customers accounted for 49% and 37% of net revenue for fiscal 2005. Three customers accounted for 37%, 23% and 22% of net revenue during fiscal 2004. Two customers accounted for 53% and 12% of net revenues for fiscal 2003. Net revenue from customers outside the United States, which were primarily denominated in U.S. dollars, was 9%, 11% and 16% in fiscal 2005, 2004 and 2003, respectively. The Company’s gross accounts receivable were concentrated with two customers at April 30, 2005 (representing 52% and 20% of receivables) and April 30, 2004 (representing 77% and 11% of receivables). The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on the expected collectibility of accounts receivable.

A significant component of one of the Company’s products is purchased from a sole supplier. If the Company were unable to obtain the component at prices reasonable to the Company, it would experience delays in redesigning the product to function with a component from an alternative supplier. The Company relies on one manufacturer for the assembly of the majority of the Company’s products. The Company may experience delays if it were to shift production to an alternative supplier.

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income taxes are recognized for temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes valuation allowances on its deferred tax assets when it believes that it is more likely than not that the deferred tax assets will not be recovered.

Foreign Currency Translation

The functional currency of all of the Company’s current foreign subsidiaries is the U.S. dollar. Translation adjustments resulting from remeasuring the foreign currency denominated financial statements of subsidiaries into the U.S. dollar are included in operations. The functional currency of the Company’s international optical research offices, which were discontinued in the first quarter of fiscal 2004, was the local currency. Adjustments resulting from translating the foreign currency financial statements of those international optical research offices were included as a separate component of other comprehensive income (loss). Gains or losses resulting from transactions denominated in currency other than the functional currency were recorded in net income (loss). Upon closure of the international optical research offices, the cumulative translation adjustment associated with those subsidiaries was realized as part of the discontinued operations in fiscal 2004.

Comprehensive Income (Loss)

The comprehensive income (loss) for fiscal 2005, 2004 and 2003 was $71,097,000, $8,077,000 and $(75,030,000) and included the impact of foreign currency translation adjustments related to the Company’s international operations, if any, and unrealized gains and losses on available for sale investment securities, net of tax.

Earnings per Share

Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted earnings per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding, including the dilutive effect of stock options, using the treasury stock method and common stock subject to repurchase. Diluted loss per share for fiscal 2003 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Years Ended April 30,
	2005	2004	2003
Historical net income (loss):
Income (loss) from continuing operations before cumulative effect of accounting change	$70,901	$17,731	$(4,025)
Income (loss) from discontinued operations	204	(9,536)	(34,248)
Cumulative effect of accounting change	—	—	(36,837)
Net income (loss)	$71,105	$8,195	$(75,110)
Basic income (loss) per share:
Weighted average shares of common stock outstanding	33,410	31,737	30,390
Less stock subject to repurchase	(2)	(3)	(19)
Shares used in calculation of basic per share numbers	33,408	31,734	30,371
Income (loss) from continuing operations before cumulative effect of accounting change	$2.12	$0.56	$(0.13)
Income (loss) from discontinued operations	0.01	(0.30)	(1.13)
Cumulative effect of accounting change	—	—	(1.21)
Net income (loss) per share	$2.13	$0.26	$(2.47)
Diluted income (loss) per share:
Shares used in calculation of basic per share numbers	33,408	31,734	30,371
Shares subject to repurchase	2	3	—
Dilutive effect of stock plans	1,730	1,759	—
Shares used in calculation of diluted per share numbers	35,140	33,496	30,371
Income (loss) from continuing operations before cumulative effect of accounting change	$2.02	$0.53	$(0.13)
Loss from discontinued operations	—	(0.29)	(1.13)
Cumulative effect of accounting change	—	—	(1.21)
Net income (loss) per share	$2.02	$0.24	$(2.47)

The computation of diluted net income (loss) per share excluded the following number of options, as their effect was anti-dilutive: 179,000 shares in fiscal 2005, 325,000 shares in fiscal 2004 and 6,576,000 shares in fiscal 2003.

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

The Company recorded deferred stock compensation associated with its fiscal 2000 and 2001acquisitions. Prior to the sale of the echo cancellation software technology, the deferred stock compensation associated with the fiscal 2000 acquisition was amortized to research and development expense over the vesting period of the options (see Note 10). As the deferred stock compensation related to the fiscal 2001 acquisition was solely attributable to the Company’s optical business, it has been reflected in the loss from discontinued operations for fiscal 2003. There was no amortization expense for either of these acquisitions in fiscal 2004 or 2005, as the deferred amounts had been fully amortized by the end of fiscal 2003. Amortization expense related to the fiscal 2000 and 2001 acquisitions totaled $3.1 million in fiscal 2003.

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. If compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income (loss) for the years ended April 30, 2005, 2004 and 2003 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	April 30,
	2005	2004	2003
Net income (loss) as reported	$71,105	$8,195	$(75,110)
Add: Stock-based compensation expense included in reported net income (loss), net of applicable tax effects	—	—	3,230
Deduct: Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	(8,089)	(9,362)	(13,308)
Pro forma net income (loss)	$63,016	$(1,167)	$(85,188)
Diluted net income (loss) attributable to common stockholders per share:
As reported	$2.02	$0.24	$(2.47)
Pro forma	$1.79	$(0.03)	$(2.80)

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain unchanged by the staff position. The Company does not believe the impact of adoption of the measurement provisions of the EITF will be significant to its overall results of operations or financial position.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and, thus, will be effective for the Company beginning fiscal 2007. The Company is currently evaluating the impact of SFAS 123R on its financial position and results of operations. See “Accounting for Stock-Based Compensation” for information related to the pro forma effects on the Company’s reported net income (loss) and net income (loss) per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

3.   BALANCE SHEET ACCOUNTS

Inventories:   Inventories comprised (in thousands):

	April 30,
	2005	2004
Raw materials	$667	$1,527
Work in progress	72	46
Finished goods	4,993	4,382
Total	$5,732	$5,955

During the third quarter of fiscal 2002, the Company recorded an inventory write-down, including purchase commitments, totaling $3.5 million related to additional excess inventory for one of its echo cancellation products, the OC-3. This write-down was due to a sudden and significant decline in the forecasted demand from the Company’s primary customer for the product during that quarter, and was calculated in accordance with the Company’s policy. Due to stronger than anticipated demand for OC-3 product in the latter part of fiscal 2003, the Company benefited from the sale of previously written-down OC-3 inventory with an original cost of $2.2 million in fiscal 2004 and $455,000 in fiscal 2003 but no carrying value. In fiscal 2005, the Company sold $911,000 of previously written-down Quad and BVP inventory.

Investments:   The following table summarizes the  Company’s investments as of April 30, 2005 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government obligations	$8,337	$—	$(25)	$8,312
Corporate notes	55,255	—	(17)	55,238
Asset backed securities	29,694	—	(4)	29,690
Commercial paper	—	—	—	—
Certificates of deposit	5,613	—	—	5,613
Total	$98,899	$—	$(46)	$98,853

The following table summarizes the Company’s investments as of April 30, 2004 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government obligations	$10,806	$2	$(12)	$10,796
Corporate notes	40,311	—	(26)	40,285
Asset backed securities	26,550	1	(3)	26,548
Commercial paper	2,997	—	—	2,997
Certificates of deposit	4,269	—	—	4,269
Total	$84,933	$3	$(41)	$84,895

Included in corporate notes and asset backed securities are $71.9 million and $49.2 million of auction rate securities at April 30, 2005 and 2004, respectively. For the years ended April 30, 2005 and 2004, no gains or losses were realized on the sale of short-term and long-term investments as the Company has not sold investments prior to their maturity dates. As of April 30, 2005 and 2004, net unrealized holding losses of $46,000 and $38,000 were included in other comprehensive income in the accompanying Consolidated Balance Sheets, net of any related tax effect.

The following table summarizes the maturities of the Company’s investments as of April 30, 2005 (in thousands):

	Cost	Fair Value
Less than one year	$98,899	$98,853
Due in 1-2 years	—	—
Total	$98,899	$98,853

The following table summarizes the maturities of the Company’s investments as of April 30, 2004 (in thousands):

	Cost	Fair Value
Less than one year	$79,927	$79,899
Due in 1-2 years	5,006	4,996
Total	$84,933	$84,895

Auction rate securities are included in the less than one year category as they are intended to meet the short-term working capital needs of the Company and the Company can sell or roll them over on 28 or 35 day auction cycles.

Property and Equipment:   Property and equipment comprised (in thousands):

	April 30,
	2005	2004
Furniture and fixtures	$1,625	$1,600
Equipment	10,948	8,076
Leasehold improvements	1,173	1,061
Computer software	3,205	2,788
	16,950	13,525
Less: accumulated depreciation and amortization	(12,013)	(9,922)
Total	$4,937	$3,603

Acquired amortized intangible assets, which are included as a component of Other Assets, comprised (in thousands):

	April 30, 2005
	Gross Carrying Value	Accumulated Amortization
Software licenses	$3,199	$(2,458)

	April 30, 2004
	Gross Carrying Value	Accumulated Amortization
Software licenses	$3,199	$(1,621)

The optical intangible assets net book value as of July 2003 of $217,000 was recorded as a loss on disposal in the Consolidated Statement of Operations after the optical business was discontinued in fiscal 2004.

Amortization expense related to these assets was $838,000, $865,000 and $1.0 million, respectively, in fiscal 2005, 2004 and 2003.

The remaining book value of software licenses of $741,000 is expected to be fully amortized in fiscal 2006.

Accrued Expenses:   Accrued expenses comprised (in thousands):

	April 30,
	2005	2004
Accrued employee related	$3,831	$3,883
Accrued warranty	2,010	1,980
Accrued restructuring charges	228	1,064
Accrued professional services	561	217
Other accrued expenses	1,875	1,741
Total	$8,505	$8,885

Warranties   The Company provides for future warranty costs upon shipment of its products. The specific terms and conditions of those warranties may vary depending on the product sold, the customer and the country in which it does business. However, the Company’s hardware warranties generally start from the shipment date and continue for a period of two to five years while the software warranty is generally one year. As part of the sale of the Company’s optical business to JDS Uniphase (“JDSU”), see Note 4, the Company has retained its warranty obligations for optical products sold by the Company prior to July 16, 2003.

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Consolidated Balance Sheet, were as follows (in thousands):

	Year ended April 30,
	2005	2004
Balance as of the beginning of the fiscal period	$1,980	$1,588
Provision for warranties issued during fiscal period	515	898
Warranty costs incurred during fiscal period	(459)	(526)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	(26)	20
Balance as of the end of the fiscal period	$2,010	$1,980

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

In connection with the sale of the Company’s echo cancellation software technology to Texas Instruments in April 2002 and the sale of the Company’s optical business to JDSU in July 2003, the Company indemnified Texas Instruments and JDSU for various matters. In April 2004, the indemnifications to Texas Instruments lapsed without a material cost to the Company. The Company believes the estimated fair value of the indemnifications made to JDSU will not have a material affect on future operations.

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

4.   DISCONTINUED OPERATIONS

On July 16, 2003, the Company completed the primary step in the planned exit of its optical communications business through the sale of a large portion of the assets of its optical communications business to JDSU, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”). The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (i) approximately $1.4 million was paid to the Company at closing, (ii) $225,000 to be paid to the Company one year from the closing (subject to reduction in the event any successful indemnification claims are made against the Company), and (iii) up to an additional $4.9 million to be paid to the Company, which is comprised of up to $900,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any. Additionally, JDSU had the right to require the Company to reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, which right expired as of July 31, 2004. JDSU also has indemnification rights in connection with the performance of certain warranty obligations relating to optical products that were sold by the Company on or prior to July 16, 2003. The Company and JDSU are currently evaluating the remaining obligations of each party. However, the Company does not expect that the outcome of these discussions will have a material affect on its financial statements. During fiscal 2004, the Company recognized $855,000 associated with the level of revenue generated by JDSU since the close of the sale and a $144,000 tax benefit associated with the year-to-date loss from disposal, which benefit offset the domestic tax provision recognized from continuing operations. The incremental sales proceeds and the tax benefit were offset by incremental loss accruals associated with closure of the Company’s international optical operations and an estimated loss provision associated with its indemnification of inventory purchased by JDSU which aggregated $1.1 million. The net effect of these items was reported as an incremental net loss on disposal of discontinued operations in the Consolidated Statement of Operations. The gain (loss) on disposition in fiscal 2005 was due to adjustments needed to reflect actual costs incurred and included a $110,000 income tax benefit related to the reversal of a valuation reserve on deferred tax assets.

Subsequent to the sale to JDSU, the Company aggressively pursued the disposition, through sale, sublease or abandonment, of assets not included in the Purchase Agreement and the facility leases for the Company’s Australian and United Kingdom optical research facilities. As of April 30, 2005, the Company had disposed of all optical assets not acquired by JDSU and had negotiated out of the leases for the Australian and United Kingdom optical research facilities. As a result of exiting the optical business, the Company’s Consolidated Statements of Operations reflect the optical business as a discontinued operation for all periods presented.

Certain information with respect to the discontinued optical communications business’ operations is summarized below (in thousands):

	Year ended April 30,
	2004	2003
Revenue	1,656	12,286
Gross profit (loss)	269	(180)
Operating expenses	2,807	33,939
Operating loss	(2,538)	(34,119)
Income tax provision	—	129
Net loss from discontinued operations	(2,538)	(34,248)

The results of the optical business for the year ended April 30, 2003 include a restructuring charge and loss associated with impaired assets of $6.8 million related to the discontinuation of the Company’s optical system level product. This charge was included in the optical business’ operating expenses. In addition, the

Company recognized an inventory write-down of $4.2 million related to the optical product, which write-down was included in cost of goods sold and resulted in a negative gross margin in fiscal 2003.

The following table shows the components of the gain (loss) from the disposal of the Company’s discontinued operations (in thousands):

	Year ended April 30,
	2005	2004
Proceeds from sale	$(55)	2,926
Less: Net book value of assets sold	—	4,671
Transaction costs	(68)	221
Gain (loss) on sale	13	(1,966)
Costs to exit remainder of optical business	(81)	5,176
Income (loss) on disposition	94	(7,142)
Income tax benefit	(110)	(144)
Net income (loss) on disposition	204	(6,998)

The costs of exiting the optical business in fiscal 2004 included severance and related costs for optical employees not hired by JDSU of $1.6 million, impairment of optical assets not acquired by JDSU of $2.6 million, other exit costs associated with closure of international optical subsidiaries of $530,000 and losses associated with abandonment of facility leases related to the Company’s UK and Australian optical development operations of $497,000. The income on disposition in fiscal 2005 was due to adjustments needed to reflect actual costs incurred and included a $110,000 income tax benefit related to the reversal of a valuation reserve on deferred tax assets. As of April 30, 2005, the Company has resolved all loss contingencies related to closing the optical business with the exception of certain matters related to the closure of one of the Company’s international optical operations, for which the Company has accrued $228,000. The Company expects to resolve this matter within the next fiscal year.

5.   RESTRUCTURING AND OTHER SPECIAL CHARGES

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

Lease Loss Provision.   The Company initially recorded a $995,000 restructuring charge associated with the abandonment of excess leased space in its Mountain View headquarters. The charge was based on the monthly rental and related costs on the abandoned space of approximately 11,000 square feet less the anticipated sublease income that the Company hoped to derive from the space based on current market conditions in the Mountain View area and impairment of leasehold improvements associated with the abandoned space. In March 2004, the then remaining portion of the loss provision for the building of $741,000 was reversed back through the restructuring charge line, when the Company made the decision to begin using the space again. The reversal was predicated on the significant changes that had occurred in the Company’s business since the first quarter of fiscal 2004 when the original decision was made to abandon the space. At the time of the original provision, the Company was projecting what it viewed as good (20%) revenue growth during fiscal 2004, based on the Company’s client base and the overall state of the telecommunications industry. However, with fiscal 2004 revenue growth approximating almost 100% growth over fiscal 2003, almost five times the Company’s plan at the beginning of the year and an expectation that the Company would see modest growth again in fiscal 2005, coupled with incremental hiring requirements to begin development of the Company’s next generation voice products, the headcount and therefore space demands far exceeded the Company’s expectations. As a result, fiscal 2004 reflects a net loss provision of $254,000 related to the Company’s facility lease.

As of the end of April 2004, all of the costs associated with the severance and related benefits and the lease costs while the facility was abandoned had been paid.

6.   ACCOUNTING FOR GOODWILL

The changes in the carrying amount of goodwill for the year ended April 30, 2003 are as follows (in thousands):

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

7.   COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its principal office facilities in Mountain View, California under a non-cancelable operating lease expiring in June 2006. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Presently, there is no option for renewal of the lease on the Company’s Mountain View facilities. The Company also has operating leases on certain office equipment.

At April 30, 2005, future minimum payments under the leases are as follows (in thousands):

Years ended April 30,
2006	$2,013
2007	374
2008	34
$2,421

Rent expense under all leases for the years ended April 30, 2005, 2004 and 2003, was $2,268,000, $2,311,000 and $2,752,000, respectively. Included in these rent amounts was $71,000 and $255,000 in fiscal 2004 and 2003, respectively, which was related to rent at the Company’s international optical operations and has been reflected in discontinued operations and $254,000 in fiscal 2004 which is included in the restructuring charge.

Credit Facility

Effective August 25, 2004, the Company renewed its $2.0 million operating line of credit agreement with its bank. The renewed line of credit expires on July 31, 2005. Advances under the line bear interest at the rate of prime plus 0.25%. The credit facility is collateralized by the Company’s current and future accounts receivable and inventory. The credit facility provides for certain financial covenants, including but not limited to: minimum tangible net worth of $75 million plus 50% of all proceeds from the sale of subordinated debt or equity securities subsequent to August 7, 2002; and minimum unrestricted cash of at least $20 million. The facility also restricts the payment of dividends and limits the Company’s ability to dispose of all or substantially all of its assets or to merge with another company. As of April 30, 2005, the Company had no borrowings outstanding under the line of credit.

Legal Proceedings

On June 14, 2005, a lawsuit entitled Richard E. Jaffe v. Ditech Communications Corp., Timothy K. Montgomery and William J. Tamblyn, Case No. C 05 02406 was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and its Chief Executive Officer and Chief Financial Officer. The Company expects that several similar lawsuits will subsequently be filed in the same court, and that all of the cases will be consolidated into a single action. This matter is at an early stage; no lead plaintiff has been selected, no response to the complaint has been filed, no discovery has taken place and no trial date has been set. The Company and the individual defendants intend to take all appropriate actions to defend the suit.

On June 20, 2005, a shareholder’s derivative complaint, entitled Kerlin v. Montgomery, et al., Case No 105CV043429, was filed in the California Superior Court for the County of Santa Clara. The complaint is purportedly brought derivatively by a shareholder on behalf of the Company against several executives of the Company and all members of its board of directors, and names the Company as a nominal defendant. The plaintiff alleges that the defendants breached their fiduciary duties to the Company in connection with alleged misrepresentations concerning VQA orders and the potential effect on the Company of the merger between Sprint and Nextel, that certain of the defendants improperly sold the Company stock while in possession of material nonpublic information, and that the defendants are liable to the Company for damages as a result thereof. The defendants intend to take all appropriate action in connection with the defense of the litigation.

The Company cannot predict the outcome of the lawsuits.

8.   SALE OF ECHO CANCELLATION TECHNOLOGY

On April 16, 2002, the Company sold its echo cancellation and voice enhancement software technology, the associated product licenses and all of the related assets to TI for an aggregate price of $26.8 million. Of the total price, $18.3 million was paid in cash on the closing, $5 million was received in April 2003 on the first anniversary of the closing date and the balance of $3.5 million was collected in April 2004. Concurrent with the closing of the sale, all of the individuals employed in the echo cancellation software group, including those individuals assumed as part of the Telinnovation acquisition in

February 2000, were hired by Texas Instruments. Additionally, in connection with the sale, Ditech received, at no cost, a license from Texas Instruments and Telogy Networks, Inc., a wholly owned subsidiary of Texas Instruments, to use the existing echo cancellation and voice enhancement software and any enhancements in Ditech’s products for a period of four years. A value of $3.0 million was assigned to this four year license period, which value is being amortized to cost of goods sold over the four year term. After this initial four year period expires, Ditech can license the software technology on a per unit royalty formula based on the most favorable rates offered by Texas Instruments to other customers.

9.   PREFERRED STOCK

Ditech is authorized to issue, from time to time, in one or more series, 5,000,000 shares of preferred stock at a $0.001 par value. The Board of Directors may determine the rights, preferences, privileges and restrictions granted or imposed upon any series of preferred stock. As of April 30, 2005, no preferred stock was outstanding.

In March 2001, the Company’s Board of Directors adopted a Preferred Share Purchase Rights Plan designed to enable Ditech stockholders to realize the full value of their investment and to provide for fair and equal treatment for all Ditech stockholders in the event that an unsolicited attempt is made to acquire Ditech. Under the Plan, stockholders will receive one right to purchase one-thousandth of a share of newly designated Series A Junior Participating Preferred Stock of Ditech at an initial exercise price of $75.00 for each outstanding share of Ditech common stock held at the close of business on April 16, 2001. The rights expire on March 25, 2011.

10.   STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan

In March and April 1999, the Board adopted, and the stockholders approved, the Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) under which an aggregate of 1,416,666 shares of common stock has been reserved as of April 30, 2005. Employees who participate in an offering period can have up to 10% of their earnings withheld pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of the common stock on specified dates determined by the Board. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or on the specified purchase date. In fiscal 2005, 2004 and 2003, shares purchased under the plan totaled 65,602, 175,310 and 332,048 shares, respectively. As of April 30, 2005, 359,383 shares remain available for issuance under the Purchase Plan.

Stock Option Plans

The Company’s 1997 Stock Option Plan serves as the successor equity incentive program to the Company’s 1987 Stock Option Plan and the Supplemental Stock Option Plan (the “Predecessor Plans”). All outstanding stock options under the Predecessor Plans continue to be governed by the terms and conditions of the 1997 Stock Option Plan. The Company reserved 4,000,000 shares of common stock for issuance under the 1997 Stock Option Plan. Under the 1997 Stock Option Plan, the Board of Directors could grant incentive or non-statutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock, as determined by the Board of Directors, at grant date. In November 1998, the Company adopted its 1998 Stock Option Plan and determined not to grant any further options under its 1997 Stock Option Plan. The Company has reserved a total of 4,856,082 shares of common stock for issuance under the 1998 Stock Option Plan, under terms similar to those of the 1997 Stock Option Plan. During fiscal 2000, the Company adopted two non-statutory stock option plans under which a total of 1,350,000 shares were reserved for issuance. The terms of non-statutory options granted under these plans are substantially consistent with non-statutory options granted under the 1997 and 1998 plans.

On July 25, 2000, the Company purchased the net assets of Atmosphere Networks, and assumed all outstanding stock options that had been granted under the Atmosphere Networks 1997 Stock Plan (the “Atmosphere Plan”). The option shares under the Atmosphere Plan were converted into 122,236 options to purchase Ditech common stock. The calculation of the conversion of option shares was determined using the approximate fair market values of the Atmosphere Networks and Ditech common stock prices within a one-week period up to the date of the acquisition. After July 25, 2000, no new options are permitted to be granted under the Atmosphere Plan. The options granted under this plan are substantially consistent with the terms of options granted under Ditech’s stock option plans.

In August 2000, the Board of Directors adopted the 2000 Non-Qualified Stock Plan. A total of 5,000,000 shares have been reserved under this stock option plan as of April 30, 2005. The terms of non-statutory options granted under this plan are substantially consistent with non-statutory options granted under the 1997 and 1998 plans.

All options under all option plans described above are immediately exercisable and have a ten-year term. Shares issued through early option exercises are subject to the Company’s right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of April 30, 2005, 1,776 shares were subject to repurchase.

In March 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan. Under this stock option plan an aggregate of 650,000 shares are reserved as of April 30, 2005. Options granted under the plan have a 5-year term. One-time initial automatic grants of 50,000 shares each are made upon a director’s initial appointment and are subject to annual vesting over a four-year period. Annual automatic grants of 10,000 shares each are made on the date of each annual meeting of stockholders to each incumbent director (provided they have served as a director for at least six months) and are fully vested at the grant date.

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

Activity under the stock option plans referenced above was as follows (in thousands, except per share amounts):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Exercise Price	Aggregate Price	Weighted Average Exercise Price
Balances, May 1, 2002	1,636	6,450	$0.41 - $85.75	$119,470	$18.52
Reservation of shares	2,100
Options granted	(2,984)	2,984	$1.23 - $ 2.92	8,135	$2.73
Options exercised	—	(31)	$0.41 - $ 2.92	(51)	$1.65
Options canceled	2,443	(2,827)	$1.48 - $85.75	(86,594)	$30.62
Balances, April 30, 2003	3,195	6,576	$0.41 - $79.50	40,960	$6.23
Reservation of shares	250
Options granted	(2,400)	2,400	$4.13 - $18.75	21,600	$9.00
Options exercised	—	(2,260)	$0.41 - $14.45	(10,808)	$4.78
Options canceled	975	(992)	$1.77 - $76.00	(9,296)	$9.37
Balances, April 30, 2004	2,020	5,724	$0.41 - $79.50	42,456	$7.42
Reservation of shares	1,000
Options granted	(853)	853	$10.85 - $21.92	12,110	$14.20
Options exercised	—	(1,534)	$0.41 - $18.07	(9,279)	$6.05
Options canceled	241	(241)	$1.77 - $76.00	(1,890)	$7.84
Balances, April 30, 2005	2,408	4,802	$0.41 - $79.50	$43,397	$9.04

Options outstanding and exercisable at April 30, 2005 (in thousands, except life and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number of Shares	Weighted Average Exercise Price
$ 0.41 - $ 6.75	921	$3.03	6.46	871	$3.06
$ 7.12 - $ 8.56	546	$7.20	5.87	546	$7.20
$ 8.76	1,660	$8.76	8.42	1,660	$8.76
$ 8.82 - $10.85	723	$9.42	5.49	723	$9.42
$11.73 - $79.50	952	$16.09	8.49	952	$16.09
$ 0.41 - $79.50	4,802	$9.04	7.33	4,752	$9.11

The estimated weighted average fair value of options granted during fiscal years 2005, 2004 and 2003 was $8.84, $5.52 and $1.93 per share, respectively. The estimated weighted average fair value of shares granted under the Employee Stock Purchase Plan was $6.39, $0.58 and $0.76 in fiscal 2005, 2004 and 2003, respectively.

The fair value of options granted under the Company’s stock option plans during fiscal 2005, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option pricing model. The model utilized the multiple option approach with the following weighted average assumptions: no dividend yield, expected volatility of 87%, 91% and 107% in fiscal 2005, 2004 and 2003, respectively, risk-free interest rates of 3.40%, 2.38% and 3.08% in fiscal 2005, 2004 and 2003, respectively, and expected life of four years for the option plans. The Employee Stock Purchase Plan used the following weighted average assumptions: no dividend yield, expected volatility of 73%, 58% and 77% in fiscal 2005, 2004 and 2003, respectively, risk-free interest rates of 2.44%, 1.63% and 1.77% in fiscal 2005, 2004 and 2003, respectively, and expected life of six months. Forfeitures are recognized as they occur.

During fiscal 1999, the Company granted options to certain employees under the 1997 Stock Plan and 1998 Stock Option Plan with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred compensation for the difference between the exercise price of the stock options and the fair market value of the Company’s shares at the date of grant. This deferred compensation has been amortized to expense over the period during which the options become exercisable, generally four years. At April 30, 1999, the Company had recorded deferred compensation related to these options in the total amount of $1.3 million, of which $142,000 had been amortized to general and administrative expense during 2003. The gross amount of deferred compensation was additionally reduced from time to time for option cancellations due to employee terminations. The deferred compensation was fully amortized during fiscal 2003.

In connection with the acquisition of Atmosphere Networks, the Company issued nonqualified stock options for approximately 750,000 shares of our common stock at a price equal to a 50% discount from the market value of the stock on its grant date of August 1, 2000. The discount was recorded as deferred compensation of $17.3 million in August 2000. The gross amount of deferred compensation was reduced from time to time for option cancellations due to employee terminations. As part to the stock option exchange program undertaken in the fourth quarter of fiscal 2003, discussed above, all remaining shares under option from this option grant were canceled. As such, all remaining deferred compensation that existed as of the closing date of the tender period was recognized as expense in the fourth quarter of fiscal 2003. In fiscal 2003, $3.1 million of this deferred compensation was amortized and included in the loss from discontinued operations as it was solely attributable to the Company’s optical operations.

Stock Repurchase Program

In December 2004, the Company’s Board of Directors authorized the repurchase of up to $35 million of common stock under a stock repurchase program. The repurchase program was implemented to invest available funds. During fiscal 2005, the Company repurchased and retired 2,516,660 shares of its common stock at an average price of $13.91 per share for an aggregate purchase price of $35 million. Consequently, the Company is not authorized to repurchase additional shares under the stock repurchase program.

The aggregate purchase price of the shares of the Company’s common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company allocated the purchase price of the repurchased shares as a reduction to retained earnings, common stock and additional paid-in capital.

11.   INCOME TAXES

The provisions for income taxes reflected in the statements of operations for the years ended April 30 consisted of (in thousands):

	2005	2004	2003
Current:
Federal	$496	$76	$—
State	153	—	—
Foreign	(54)	50	129
Total current	$595	$126	$129
Deferred:
Federal	(28,708)	—	—
State	(8,097)	—	—
Total deferred	(36,805)	—	—
Total	$(36,210)	$126	$129

The deferred tax provisions for fiscal 2004 and 2003 reflect the tax effects of changes in the amounts of temporary differences during each year, offset by the establishment of a full valuation allowance against the net deferred tax asset position, due to uncertainty surrounding the realization of the benefit of such assets. In the second quarter of 2005, based on the level of historical taxable income and projections for future taxable income over the periods that the Company’s deferred tax assets are deductible, the Company determined that it was more likely than not that certain of its deferred tax assets were expected to be realized and therefore released $50.3 million of valuation allowance. The reversal of the valuation allowance and subsequent corresponding adjustments to the deferred tax assets resulted in the recognition of income tax benefits to continuing operations and discontinued operations of $36.7 million and $110,000, respectively, in fiscal 2005. In addition, the Company recognized a credit of $14.8 million to additional paid-in capital for the portion of the deferred tax asset attributable to benefits from the exercise of employee stock options. As of April 30, 2005, the Company has no remaining valuation allowance.

The components of the Company’s deferred tax assets and liabilities at April 30 consisted of (in thousands):

	2005	2004
Deferred tax assets (liabilities):
Uniform capitalization	$905	$677
Depreciation	312	267
Inventory reserves	1,827	4,691
Other reserves and accruals	2,017	2,203
Purchased technology, goodwill and other intangibles	2,198	868
Tax credits	10,121	7,545
Net operating losses	34,227	35,978
Total deferred tax assets	51,607	52,229
Less valuation allowance	—	(52,229)
Net deferred tax assets	$51,607	$—

As of April 30, 2005, the Company has federal and state tax net operating loss carryforwards of approximately $88.1 million and $59.5 million, respectively, available to offset future taxable income and has federal and state tax credit carryforwards of approximately $5.9 million and $3.7 million, respectively. The net operating loss and tax credit carryforwards expire between 2007 and 2025 if not utilized. The Company’s tax net operating loss and tax credit carryforwards include federal and state net operating loss carryforwards of approximately $27.2 million and $14.3 million, respectively, which may be subject to limitations created under internal revenue section 382.

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate for the years ended April 30, principally due to the following:

	2005	2004	2003
Tax provision (benefit) at federal statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	5.7	5.7	(5.7)
Non-deductible goodwill and other intangible amortization	—	3.8	3.2
Valuation allowance	(146.2)	(39.8)	37.4
Other, including non-deductible expenses	1.9	(3.2)	0.4
Effective tax rate	(103.6)%	1.5%	0.3%

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

The Company’s revenue from external customers by geographic region, based on ship to destination, was as follows (in thousands):

	Years ended April 30,
	2005	2004	2003
USA	$85,337	$61,916	$29,305
Asia Pacific	2,155	1,348	1,382
Canada	3,292	1,914	1,926
Latin America	1,345	547	572
Europe	1,926	3,865	1,903
Total	$94,055	$69,590	$35,088

The Company’s long lived assets by geographic region were as follows (in thousands):

	As of April 30,
	2005	2004
USA	$4,896	$3,552
United Kingdom	37	51
Asia Pacific	4	—
Total	$4,937	$3,603

13.   PROFIT SHARING PLAN

The Company maintains a 401(k) profit sharing plan for all eligible employees. Employees may contribute to the Plan based on statutory limits. Any Company contributions are at the discretion of the Board of Directors. The Company made contributions to the Plan during fiscal 2005, 2004 and 2003 of $49,000, $45,000 and $70,000, respectively.

14.   RELATED PARTY TRANSACTION

In October 2001, the Company advanced its Vice President of Optical Sales $750,000 under a secured note receivable agreement. The note, which was classified as other long-term assets on the balance sheet, was due with interest at the rate of 4.59% on November 1, 2004. The note was full recourse and secured by an investment account owned by the Vice President of Optical Sales, which had more than $750,000 of debt and equity instruments. The note and all accrued interest was repaid by the Vice President in the first quarter of fiscal 2004.

15.   SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended April 30,
	2005	2004	2003
	(in thousands)
Operating:
Interest paid	$6	$11	$11
Income taxes paid	53	64	50
Non-cash financing and investing activities:
Deferred stock compensation	—	—	(2,904)

16.   SUBSEQUENT EVENT

On June 30, 2005, the Company acquired privately-held Jasomi Networks, Inc. for approximately $19.7 million.  The merger consideration is divided into $7.0 million in non-transferable convertible notes, divided into two tranches with principal amounts of $3.0 million and $4.0 million, respectively, $10.7 million cash at closing, and $2.0 million was placed into escrow for two years to be distributed to the Jasomi stockholders, less any amounts retained by Ditech as indemnification for breaches of representations, warranties and covenants set forth in the acquisition agreements. Ditech also assumed all of the Jasomi US stock options outstanding on the date of the closing, which converted into options to buy 191,111 shares of the Company’s common stock, plus established a restricted stock plan and issued 423,267 shares of restricted common stock to Jasomi US employees. Jasomi Networks, Inc. develops and sells session border controllers, which enable VoIP calls to traverse the network address translation (NAT) and firewall devices in customers’ networks, ensuring that reliable VoIP service can be provided to them. The combination of Ditech’s Packet Voice Processor and Jasomi’s session border control technology may enable Ditech to provide a comprehensive solution to carriers’ border services needs.

SUPPLEMENTARY FINANCIAL DATA (unaudited)

The following quarterly data reflects the treatment of the Company’s optical business, which was sold in July 2003, as a discontinued operation. See Note 4 of the Notes to the Consolidated Financial Statements (in thousands, except per share data).

	Fiscal 2005				Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$25,540	$24,253	$21,310	$22,952	$10,717	$14,487	$21,303	$23,083
Gross profit	$19,136	$18,954	$16,522	$17,259	$6,963	$9,550	$14,042	$15,622
Income (loss) from continuing operations	$10,115	$46,078	$7,113	$7,595	$(516)	$2,926	$6,830	$8,491
Net income (loss)	$10,605	$45,770	$7,136	$7,595	$(9,925)	$2,893	$6,925	$8,302
Basic per share data
Income (loss) from continuing operations	$0.30	$1.35	$0.21	$0.24	$(0.02)	$0.09	$0.21	$0.26
Net income (loss)	$0.32	$1.34	$0.21	$0.24	$(0.32)	$0.09	$0.21	$0.25
Diluted per share data
Income (loss) from continuing operations	$0.28	$1.28	$0.20	$0.23	$(0.02)	$0.09	$0.20	$0.24
Net income (loss)	$0.30	$1.27	$0.20	$0.23	$(0.32)	$0.09	$0.20	$0.24

The quarterly financial data for the two years ended April 30, 2005 reflects (1) a $9.4 million charge from the discontinuation and disposition of the Company’s optical business in the first quarter of fiscal

2004 and (2) a $35.8 million benefit from the release of a valuation allowance on the Company’s deferred tax assets in the second quarter of fiscal 2005.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A—Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2005, our disclosure controls and procedures were effective at the reasonable assurance level for gathering, analyzing and disclosing information we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For example, controls can be circumvented by a person’s individual acts, by collusion of two or more people or by management override of the control. Because a cost-effective control system can only provide reasonable assurance that the objectives of the control system are met, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under supervision and with the participation of our management, including Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management has concluded that, as of April 30, 2005, our internal control over financial reporting was effective based on these criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2005 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K. PricewaterhouseCoopers LLP has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included at the beginning of Item 8 herein.

Changes in Internal Control over Financial Reporting.

During the fourth quarter of 2005, there have been no significant changes in our internal control over financial reporting that have material affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

Not applicable.

Part III

Item 10—Directors and Executive Officers of the Registrant

Directors.   Information concerning our Directors is incorporated by reference to the section entitled “Proposal 1—Election of Directors” contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than August 28, 2005 in connection with the solicitation of proxies for the Company’s Annual Meeting of Stockholders to be held September 16, 2005 (the “Proxy Statement”).

Executive Officers.   Information concerning our Executive Officers is set forth under the section entitled “Executive Officers of Ditech” in the Proxy Statement and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance.   Information concerning compliance with Section 16(a) of the Securities Act of 1934 is set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement and is incorporated herein by reference

Code of Business Conduct and Ethics.   The information required by this Item with respect to our code of conduct and ethics is incorporated herein by reference from the section captioned “Proposal 1—Election of Directors-Code of Business Conduct and Ethics” contained in the Proxy Statement.

Item 11—Executive Compensation

The information required by this Item is set forth in the Proxy Statement under the captions “Compensation of Executive Officers” and “Compensation Committee Interlocks and Insider Participation.” Such information is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of beneficial owners and management is set forth in the Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is set forth in the Proxy Statement under the caption “Equity Compensation Plan Information.” Such information is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions

The information required by this Item is set forth in the Proxy Statement under the heading “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14—Principal Accountant Fees and Services

The information required by this Item is set forth in the Proxy Statement under the Proposal entitled “Ratification of Selection of Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

Part IV

Item 15—Exhibits and Financial Statement Schedules

(a)          The following documents are filed as part of this Form 10-K:

(1)          Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Ditech Communications Corporation under Item 8 in Part II of this Form 10-K.

(2)          Financial Statement Schedules

Schedule II

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended April 30, 2003
Allowance for doubtful accounts(1)	$740	$100	$(29)	$811
Provision for excess and obsolete inventory(2)	$5,357	$8,328	$(2,393)	$11,292
Valuation allowance on deferred tax assets(3)	$33,058	$14,451	$—	$47,509
Year ended April 30, 2004
Allowance for doubtful accounts(1)	$811	$—	$(407)	$404
Provision for excess and obsolete inventory(2)	$11,292	$3,648	$(4,948)	$9,992
Valuation allowance on deferred tax assets(3)	$47,509	$4,720	$—	$52,229
Year ended April 30, 2005
Allowance for doubtful accounts(1)	$404	$—	$(60)	$344
Provision for excess and obsolete inventory(2)	$11,523	$1,526	$(8,562)	$4,487
Valuation allowance on deferred tax assets(3)	$52,229	$3,382	$(55,611)	$—

(1)          The additions to the allowance for bad debts included $76,000 of additions for optical customers, which expense charges have been reported as a component of the loss from discontinued operations for fiscal 2003. There were no provisions related to optical customers in fiscal 2005 or 2004. The deductions to the allowance for bad debts included $61,000 of deductions for the write off of optical customer receivables in fiscal 2004. There were no deductions in 2005 or 2003 related to optical receivables.

(2)          The additions to the provision for excess and obsolete inventory included $20,000 and $4.4 million of additions for optical inventory, which expense charges have been reported as a component of the loss from discontinued operations for fiscal 2004 and 2003, respectively. The provision in fiscal 2003 was related to incremental write-downs associated with our abandonment of the optical switch product in fiscal 2003. There were no provisions for optical inventory in fiscal 2005. The fiscal 2005 provision of $1.5 million included $555,000 of field and evaluation unit amortization, which was charged to sales and marketing expense. The deductions to the provision for excess and obsolete inventory included $4.7 million, $2.7 million and $260,000 of deductions for inventory in fiscal 2005, 2004 and 2003, respectively, related to our optical switch product that was abandoned in fiscal 2003. The fiscal 2004 deduction activity was also related to a lesser degree to the sale of inventory to JDSU as part of our exiting the optical business.

(3)          Based on the level of historical taxable income and projections for future taxable income over the periods that the Company’s deferred tax assets are deductible, the Company determined that it was more likely than not that certain of its deferred tax assets were expected to be realized and therefore released its valuation allowance on deferred tax assets in the second quarter of fiscal 2005.

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
2.3

Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson.

3.1(4)	Restated Certificate of Incorporation of Ditech
3.2(5)	Bylaws of Ditech, as amended and restated on March 28, 2002
3.3(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(7)	Lease Agreement, dated August 18, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended January 25, 1999
10.2(7)(8)	1997 Stock Option Plan
10.3(8)(18)	1998 Amended and Restated Stock Option Plan
10.4(8)(15)	1999 Employee Stock Purchase Plan
10.5(8)(15)	1999 Non-Employee Directors’ Stock Option Plan
10.6(7)(8)	Employment Agreement, dated October 3, 1997, as amended September 15, 1998, between Ditech and Timothy Montgomery
10.7(8)(14)	1999 Non-Officer Equity Incentive Plan
10.8(5)(8)	Employment Offer, dated June 19, 2001, between Ditech and Lowell Trangsrud
10.9(8)(11)	Employment Offer, dated as of April 30, 2002, between Ditech and Sandeep Pombra
10.10(12)	Loan and Security Agreement, dated August 7, 2002, by and between Ditech and Comerica Bank-California
10.11(8)(20)	Jasomi 2001 Stock Plan
10.12(8)(13)	Employment Letter, dated April 25, 2002 between Ditech and Lee House
10.13(8)	Compensation Arrangements with Executive Officers
10.14(8)	Compensation Arrangements with Non-Employee Directors
10.15(8)(21)	2005 New Recruit Stock Plan
10.16(7)(8)	Form of Indemnity Agreement to be entered between Ditech and each of its current executive officers and directors
10.18(7)	Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
10.19(7)(8)	Form of option agreement under the 1997 Stock Option Plan
10.20(7)(8)	Form of option agreement under the 1998 Stock Option Plan
10.21(9)(10)	Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation

10.26(3)	Second Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LLC
10.28(8)(12)	2000 Non-Qualified Stock Option Plan
10.31(1)(9)	Software License Agreement, dated as of April 16, 2002, by and between Ditech and Telogy
10.32(9)(16)	Amendment No. 1 to Telogy Software License between Ditech Communications Corporation and Texas Instruments Incorporated, dated May 21, 2003
10.33(17)	First Amendment to Loan and Security Agreement dated August 28, 2003 between Ditech Communications Corporation and Comerica Bank—California
10.34(8)(17)	Employment Agreement, dated September 16, 2003, between Ditech Communications Corporation and Jim H. Grady
10.35(8)(19)	Form of option agreement under the 1999 Non-Employee Directors’ Stock Option Plan
21.1	Subsidiaries of Ditech Communications Corporation
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference from the exhibit with corresponding number from Ditech’s Report on Form 8-K, filed April 30, 2002.

(2)          Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed July 30, 2003.

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

(10)   Incorporated by reference from the exhibit with the corresponding exhibit number from Ditech’s Quarterly Report on Form 10-Q for the quarter ending July 31, 1999.

(11)   Incorporated by reference from the exhibit with the corresponding title from Ditech’s Quarterly Report on Form 10-Q for the quarter ending July 31, 2002, filed August 29, 2002.

(12)   Incorporated by reference from the exhibit with the corresponding title from Ditech’s Quarterly Report on Form 10-Q for the quarter ending October 31, 2002, filed December 16, 2002.

(13)   Incorporated by reference from the exhibit with the corresponding title from Ditech’s Quarterly Report on Form 10-Q for the quarter ending January 31, 2003, filed March 14, 2003.

(14)   Incorporated by reference to the exhibit with the corresponding title from Ditech’s Tender Offer Statement on Schedule TO, filed February 19, 2003.

(15)   Incorporated by reference to the exhibit with the corresponding title from Ditech’s Registration Statement on Form S-8 (No. 333-110821), filed November 26, 2003.

(16)   Incorporated by reference from the exhibit with the corresponding number from Ditech’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003, filed September 15, 2003.

(17)   Incorporated by reference from the exhibit with the corresponding number from Ditech’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003, filed December 8, 2003.

(18)   Incorporated by reference to the exhibit with the corresponding title from Ditech’s Registration Statement on Form S-8 (No. 333-120278), filed November 8, 2004.

(19)   Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed September 22, 2004.

(20)   Incorporated by reference to the exhibit with the corresponding title from Ditech’s Registration Statement on Form S-8 (No. 333-126302), filed June 30, 2005.

(21)   Incorporated by reference to the exhibit with the corresponding title from Ditech’s Registration Statement on Form S-8 (No. 333-126292), filed June 28, 2005.

(b)          See item 15(a)(3) above.

(c)           Financial Statement Schedules

See item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DITECH COMMUNICATIONS CORPORATION
July 13, 2005	By:	/s/ TIMOTHY k. MONTGOMERY
Timothy K. Montgomery
President, Chief Executive Officer, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ TIMOTHY K. MONTGOMERY	President, Chief Executive Officer and	July 13, 2005
Timothy K. Montgomery	Chairman of the Board of Directors
(principal executive officer)
/s/ WILLIAM J. TAMBLYN	Executive Vice President and	July 13, 2005
William J. Tamblyn	Chief Financial Officer (principal financial
and accounting officer)
/s/ GREGORY M. AVIS	Director	July 13, 2005
Gregory M. Avis
/s/ EDWIN L. HARPER	Director	July 13, 2005
Edwin L. Harper
/s/ WILLIAM A. HASLER	Director	July 13, 2005
William A. Hasler
/s/ ANDREI M. MANOLIU, Phd	Director	July 13, 2005
Andrei M. Manoliu, Phd
/s/ DAVID M. SUGISHITA	Director	July 13, 2005
David M. Sugishita

Exhibit Index

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech and JDSU.
2.3

Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson.

3.1(4)	Restated Certificate of Incorporation of Ditech
3.2(5)	Bylaws of Ditech, as amended and restated on March 28, 2002
3.3(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(7)	Lease Agreement, dated August 18, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended January 25, 1999
10.2(7)(8)	1997 Stock Option Plan
10.3(8)(18)	1998 Amended and Restated Stock Option Plan
10.4(8)(15)	1999 Employee Stock Purchase Plan
10.5(8)(15)	1999 Non-Employee Directors’ Stock Option Plan
10.6(7)(8)	Employment Agreement, dated October 3, 1997, as amended September 15, 1998, between Ditech and Timothy Montgomery
10.7(8)(14)	1999 Non-Officer Equity Incentive Plan
10.8(5)(8)	Employment Offer, dated June 19, 2001, between Ditech and Lowell Trangsrud
10.9(8)(11)	Employment Offer, dated as of April 30, 2002, between Ditech and Sandeep Pombra
10.10(12)	Loan and Security Agreement, dated August 7, 2002, by and between Ditech and Comerica Bank-California
10.11(8)(20)	Jasomi 2001 Stock Plan
10.12(8)(13)	Employment Letter, dated April 25, 2002 between Ditech and Lee House
10.13(8)	Compensation Arrangements with Executive Officers
10.14(8)	Compensation Arrangements with Non-Employee Directors
10.15(8)(21)	2005 New Recruit Stock Plan
10.16(7)(8)	Form of Indemnity Agreement to be entered between Ditech and each of its current executive officers and directors
10.18(7)	Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
10.19(7)(8)	Form of option agreement under the 1997 Stock Option Plan
10.20(7)(8)	Form of option agreement under the 1998 Stock Option Plan
10.21(9)(10)	Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation
10.26(3)	Second Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LLC
10.28(8)(12)	2000 Non-Qualified Stock Option Plan
10.31(1)(9)	Software License Agreement, dated as of April 16, 2002, by and between Ditech and Telogy
10.32(9)(16)	Amendment No. 1 to Telogy Software License between Ditech Communications Corporation and Texas Instruments Incorporated, dated May 21, 2003
10.33(17)	First Amendment to Loan and Security Agreement dated August 28, 2003 between Ditech Communications Corporation and Comerica Bank—California

10.34(8)(17)	Employment Agreement, dated September 16, 2003, between Ditech Communications Corporation and Jim H. Grady
10.35(8)(19)	Form of option agreement under the 1999 Non-Employee Directors’ Stock Option Plan
21.1	Subsidiaries of Ditech Communications Corporation
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference from the exhibit with corresponding number from Ditech’s Report on Form 8-K, filed April 30, 2002.

(2)          Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed July 30, 2003.

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

(10)   Incorporated by reference from the exhibit with the corresponding exhibit number from Ditech’s Quarterly Report on Form 10-Q for the quarter ending July 31, 1999.

(11)   Incorporated by reference from the exhibit with the corresponding title from Ditech’s Quarterly Report on Form 10-Q for the quarter ending July 31, 2002, filed August 29, 2002.

(12)   Incorporated by reference from the exhibit with the corresponding title from Ditech’s Quarterly Report on Form 10-Q for the quarter ending October 31, 2002, filed December 16, 2002.

(13)   Incorporated by reference from the exhibit with the corresponding title from Ditech’s Quarterly Report on Form 10-Q for the quarter ending January 31, 2003, filed March 14, 2003.

(14)   Incorporated by reference to the exhibit with the corresponding title from Ditech’s Tender Offer Statement on Schedule TO, filed February 19, 2003.

(15)   Incorporated by reference to the exhibit with the corresponding title from Ditech’s Registration Statement on Form S-8 (No. 333-110821), filed November 26, 2003.

(16)   Incorporated by reference from the exhibit with the corresponding number from Ditech’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003, filed September 15, 2003.

(17)   Incorporated by reference from the exhibit with the corresponding number from Ditech’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003, filed December 8, 2003.

(18)   Incorporated by reference to the exhibit with the corresponding title from Ditech’s Registration Statement on Form S-8 (No. 333-120278), filed November 8, 2004.

(19)   Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed September 22, 2004.

(20)   Incorporated by reference to the exhibit with the corresponding title from Ditech’s Registration Statement on Form S-8 (No. 333-126302), filed June 30, 2005.

(21)   Incorporated by reference to the exhibit with the corresponding title from Ditech’s Registration Statement on Form S-8 (No. 333-126292), filed June 28, 2005.