Form 10-Q
period 2005-07-31
DITECH COMMUNICATIONS CORP
filed 2005-09-09
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). YES ☐   NO ☒

As of August 31, 2005, 32,202,146 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1 —Financial Statements

Ditech Communications Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,
	2005	2004

Revenue	$10,347	$25,540
Cost of goods sold	3,159	6,404

Gross profit	7,188	19,136

Operating expenses:
Sales and marketing	4,170	3,918
Research and development	4,201	3,544
General and administrative	1,936	1,719
Amortization of purchased intangible assets	82	—
In-process research and development	700	—

Total operating expenses	11,089	9,181

Income (loss) from operations	(3,901)	9,955
Other income, net	978	369

Income (loss) from continuing operations before provision for income taxes	(2,923)	10,324
Provision for (benefit from) income taxes	(992)	209

Income (loss) from continuing operations	(1,931)	10,115

Discontinued operations:
Gain on disposition of discontinued operations	—	500
Income tax expense from gain on disposition	—	10

Income from discontinued operations	—	490

Net income (loss)	$(1,931)	$10,605

Per share data:
Basic:
Income (loss) from continuing operations	$(0.06)	$0.30
Income from discontinued operations	—	0.02
Net income (loss)	$(0.06)	$0.32

Diluted:
Income (loss) from continuing operations	$(0.06)	$0.28
Income from discontinued operations	—	0.02
Net income (loss)	$(0.06)	$0.30

Weighted shares used in per share calculation:
Basic	32,089	33,426
Diluted	32,089	35,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	July 31, 2005	April 30, 2005

Assets
Cash and cash equivalents	$35,543	$36,781
Short-term investments	84,873	98,853
Accounts receivable, net	6,114	9,318
Inventories	6,897	5,732
Deferred income taxes	5,930	4,836
Other current assets	2,078	1,561

Total current assets	141,435	157,081

Property and equipment, net	5,309	4,937
Goodwill	9,863	—
Purchased intangibles, net	4,118	—
Deferred income taxes	46,029	46,771
Other assets	540	931

Total assets	$207,294	$209,720

Liabilities and Stockholders’ Equity
Accounts payable	$1,699	$2,166
Accrued expenses	7,221	8,505
Deferred revenue	362	202
Income taxes payable	1,610	1,582
Total current liabilities	10,892	12,455

Common stock	291,496	287,068
Accumulated deficit	(91,688)	(89,757)
Deferred stock-based compensation	(3,388)	—
Other comprehensive loss	(18)	(46)

Total stockholders’ equity	196,402	197,265

Total liabilities and stockholders’ equity	$207,294	$209,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended July 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(1,931)	$10,605
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	870	637
Loss from discontinued operations	—	(95)
Provision for doubtful accounts	(65)	—
Loss on disposal of fixed assets	—	153
Tax benefit from exercise of stock options	61	462
Deferred income taxes	(1,073)	—
Amortization of deferred stock-based compensation	97	—
Amortization of purchased intangibles	82	—
In-process research and development	700	—
Other	85	102
Changes in assets and liabilities:
Accounts receivable	3,735	(1,801)
Inventories	(1,165)	452
Other current assets	(684)	(1,096)
Income taxes	28	(131)
Accounts payable	(963)	(534)
Accrued expenses and other	(1,967)	(1,688)
Deferred revenue	48	2,616

Net cash (used in) provided by operating activities	(2,142)	9,682

Cash flows from investing activities:
Purchases of property and equipment	(1,015)	(420)
Purchases of available for sale investments	(6,150)	(11,454)
Sales and maturities of available for sale investments	20,073	7,912
Proceeds from sale of discontinued operations	—	542
Acquisition of Jasomi Networks, Inc., net of cash received	(12,586)	—
Decrease in other assets	182	—

Net cash provided by (used in) investing activities	504	(3,420)

Cash flows from financing activities:
Proceeds from employee stock plan issuances	400	5,805

Net cash provided by financing activities	400	5,805

Net (decrease) increase in cash and cash equivalents	(1,238)	12,067
Cash and cash equivalents, beginning of period	36,781	45,610

Cash and cash equivalents, end of period	$35,543	$57,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      DESCRIPTION OF BUSINESS

Ditech Communications Corporation (the “Company” or “Ditech”) designs, develops and markets telecommunications equipment for use in canceling echo and enhancing voice quality in voice calls over wireline, wireless, satellite and IP telecommunications networks. The Company has established a direct sales force that sells its products in the U.S. and internationally. In addition, the Company is expanding its use of value added resellers and distributors in an effort to broaden its sales channels, and this expanded use of value added resellers and distributors has occurred primarily in the Company’s international markets.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of July 31, 2005, and for the three month periods ended July 31, 2005 and 2004, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended July 31, 2005 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2005, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2005, file number 000-26209.

In May 2003, the Company announced that it was exiting the optical communications portion of its business. In July 2003, the Company executed a sale of a substantial portion of the assets used in the optical business.  As a result, the optical business has been presented as a discontinued operation in the condensed consolidated statements of operations for all periods presented.  See Note 5 for a further discussion of the discontinued operations.

Reclassifications

The Company had historically classified auction rate securities as cash equivalents.  Beginning in the third quarter of fiscal 2005, the Company classified those securities as short-term investments.  As a result of the auction rate securities reclassification and to conform to the current year presentation, the beginning and ending cash and cash equivalent balances were reduced by $49.2 million and $49.1 million, respectively, in the condensed consolidated statement of cash flows for three months ended July 31, 2004.

Certain other items in the condensed consolidated financial statements for the three months ended July 31, 2004 have been reclassified to conform to classifications used in the current fiscal year.

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

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended, July 31
	2005	2004
Net income (loss) per share, basic and diluted:
Income (loss) from continuing operations	$(1,931)	$10,115
Income from discontinued operations	—	490
Net income (loss)	$(1,931)	$10,605

Basic:
Weighted average shares of common stock outstanding	32,090	33,428
Less stock subject to repurchase	1	2
Shares used in calculation of basic per share numbers	32,089	33,426

Income (loss) from continuing operations	$(0.06)	$0.30
Income from discontinued operations	—	0.02
Net income (loss) per share	$(0.06)	$0.32

Diluted:
Shares used in calculation of basic per share numbers	32,089	33,426
Shares subject to repurchase	—	2
Dilutive effect of stock plans	—	2,204
Shares used in calculation of diluted per share numbers	32,089	35,632

Income (loss) from continuing operations	$(0.06)	$0.28
Income from discontinued operations	—	0.02
Net income (loss) per share	$(0.06)	$0.30

Comprehensive Income (Loss)

For the three month periods ended July 31, 2005 and 2004, the comprehensive income (loss) was $(1.9) million and $10.6 million, respectively and included the impact of unrealized gains and losses on available for sale investments, net of tax.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation,” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company accounts for grants of equity instruments to employees using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock and is recognized over the vesting period of the related shares.  The Company recorded deferred stock compensation and associated amortization in conjunction with its acquisition of Jasomi Networks, Inc. (“Jasomi”) in the first quarter of fiscal 2006 (see Note 3).

If compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss for the three-month periods ended July 31, 2005 and 2004 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	Three Months Ended July 31,
	2005	2004
Net income (loss) as reported	$(1,931)	$10,605

Add: Stock-based compensation expense included in reported net loss, net of applicable tax effects	97	—

Deduct: Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	(1,926)	(2,097)

Pro forma net income (loss)	$(3,760)	$8,508

Basic net income (loss) attributable to common stockholders per share:
As reported	$(0.06)	$0.32

Pro forma	$(0.12)	$0.25

Diluted net income (loss) attributable to common stockholders per share:
As reported	$(0.06)	$0.30

Pro forma	$(0.12)	$0.24

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

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and, thus, will be effective for the Company beginning fiscal 2007. The Company is currently evaluating the impact of SFAS 123R on its financial position and results of operations. See “Accounting for Stock-Based Compensation” for information related to the pro forma effects on the Company’s reported net income (loss) and net income (loss) per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In June 2005, the FASB issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company does not expect the effect of SFAS 154 will have material impact on its financial statements.

3.                                      ACQUISITIONS

On June 30, 2005, the Company acquired privately-held Jasomi.  Jasomi develops and sells session border controllers, which enable VoIP calls to traverse the network address translation (NAT) and firewall devices in customers’ networks, ensuring that reliable VoIP service can be provided to them.  The combination of Ditech’s Packet Voice Processor and Jasomi’s session border control technology may enable Ditech to provide a comprehensive solution to carriers’ border services needs.

The merger consideration totaled $14.8 million and included a cash payment of $10.4 million that was paid at closing and an additional $2.0 million in cash that was placed in escrow for two years.  Such escrowed cash shall be available to satisfy any claims for indemnification that Ditech may make for certain breaches of representations, warranties and covenants set forth in the acquisition agreements and any remaining and available amount in such escrow shall be distributed to the former Jasomi stockholders at the end of the two year period.  In addition, the merger consideration included $7.0 million in non-transferable convertible notes, divided into two tranches with principal amounts of $3.0 million and $4.0 million, respectively.  The $3.0 million notes either mature or convert into Ditech common stock on the date one year or, at the election of the holder, two years from the closing date.  The $4.0 million notes either mature or convert into Ditech common stock at the election of the holder two years from the closing date.  The notes bear an interest rate of 5%, payable on maturity or conversion, and are convertible at $9.84 per share.  The payment of the full $7.0 million principal amount of the convertible notes is contingent on the retention of a specified number of designated employees.  In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), the Company has not recorded the $7.0 million as the Company believes the retention of the designated employees is not assured beyond a reasonable doubt.  At the time these contingencies are satisfied, the Company will record the amounts due to the former Jasomi stockholders, if any.  Ditech also provided approximately $3.5 million for the assumption of Jasomi stock options outstanding on the date of the closing, which converted into options to buy shares of the Company’s common stock, plus issued to Jasomi employees restricted stock and restricted stock units for an aggregate of 393,212 shares of the Company’s common stock.  The vested stock options assumed have been recorded as part of the purchase consideration while the intrinsic value of the unvested options assumed and restricted shares granted to Jasomi employees have been recorded as deferred stock-based compensation and are being amortized as compensation over the remaining respective vesting periods.

The Company allocated the purchase price to in-process research and development (“in-process R&D”), goodwill and intangibles through established valuation techniques in the high-technology communications equipment industry. In-process R&D is expensed at the time of the acquisition because technological feasibility was not established and no future alternative use exists.  Goodwill originating from the Jasomi acquisition will not be amortized.  Purchased intangible assets are being amortized on a straight-line basis over a period of four to five years.

The preliminary consideration paid for Jasomi was comprised of (in thousands, unaudited):

Cash	$12,449
Vested options assumed	483
Acquisition costs	656
Net liabilities assumed	1,175
Total consideration	$14,763

The preliminary purchase price of Jasomi was allocated as follows (in thousands, unaudited):

In-process research and development	$700
Goodwill	9,863
Other intangible assets consisting of:
Core technology	2,900
Customer relationships	1,100
Trade name and trademarks	200

Total purchase price	$14,763

For the three months ended July 31, 2005, the Company recorded $97,000 of compensation expense related to the assumed unvested stock options and the establishment of the restricted stock plan.  The $3.4 million remaining balance of deferred stock-based compensation is reflected as a component of Stockholders’ Equity.

Since July 1, 2005, the results of operations of Jasomi have been included in the Company’s condensed consolidated statement of operations.  Pro forma results of operations have not been presented, as the effect of this acquisition was not material.

4.                                      BALANCE SHEET ACCOUNTS

Inventories comprised (in thousands, unaudited):

	July 31, 2005	April 30, 2005

Raw materials	$960	$667
Work in progress	18	72
Finished goods	5,919	4,993

Total	$6,897	$5,732

Accrued expenses comprised (in thousands, unaudited):

	July 31, 2005	April 30, 2005

Accrued employee related	$2,542	$3,831
Accrued warranty	1,896	2,010
Accrued restructuring costs	228	228
Accrued professional services	863	561
Other accrued expenses	1,692	1,875

Total	$7,221	$8,505

Warranties. The Company provides for future warranty costs upon shipment of its products. The specific terms and conditions of those warranties may vary depending upon the product sold, the customer and the country in which it does business. However, the Company’s warranties generally start from the shipment date and continue for a period of one to five years. As part of the sale of the Company’s optical business to JDS Uniphase (“JDSU”), see Note 5, the Company has retained its warranty obligations for optical products sold prior to July 16, 2003.  Pursuant to the terms of the agreement with JDSU, JDSU will perform warranty repairs on the Company’s behalf and then bill the Company for the cost of those services at rates stipulated in the agreement.

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands, unaudited):

	Three Months Ended July 31,
	2005	2004

Balance as of May 1	$2,010	$1,980
Provision for warranties issued during fiscal period	119	285
Warranty costs incurred during fiscal period	(119)	(128)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	(114)	—

Balance as of July 31	$1,896	$2,137

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

5.                                      DISCONTINUED OPERATIONS

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

The following table shows the components of the gain from the disposal of the Company’s discontinued operations for the quarters ended July 31, 2005 and 2004 (in thousands, unaudited):

	Three Months Ended July 31,
	2005	2004
Proceeds from sale	$—	$407
Transaction costs	—	(45)
Gain on sale	—	452
Costs to exit remainder of optical business	—	(48)
Income from disposition	—	500
Income tax expense	—	10
Total gain on disposal	$—	$490

As of July 31, 2005, the Company has resolved all loss contingencies related to closing the optical business with the exception of certain matters related to the closure of one of the Company’s international optical operations, for which the Company has accrued $228,000.  The Company expects to resolve this matter within the next fiscal year.

6.                                      BORROWING AGREEMENT

In July 2005, the Company’s line of credit with its bank expired unused.  The Company is currently negotiating with its bank to renew the line of credit.

7.                                      INCOME TAXES

The Company recorded a tax benefit of $992,000 for the three months ended July 31, 2005 for an effective tax rate of (34%).  The effective tax rate reflects the Company’s inability to deduct for tax purposes $700,000 for in-process R&D related to the acquisition of Jasomi.  The Company recorded tax expense of $209,000 for the three months ended July 31, 2004, reflecting federal and state alternative minimum tax and taxes for foreign subsidiaries. The Company’s income taxes have been reduced by the tax benefit from employee stock option transactions. These benefits totaled $61,000 and $463,000 for the three months ended July 31, 2005 and 2004, respectively, and increased additional paid-in capital.

As a result of the acquisition of Jasomi the Company reduced deferred tax assets by $720,000, reflecting the net of acquired non-deductible intangible assets and Jasomi’s net operating loss carryforward.

8.                                      COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and its Chief Executive Officer and Chief Financial Officer. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW. This matter is at an early stage; no lead plaintiff has been selected, no consolidated complaint has been filed, no discovery has taken place and no trial date has been set. The Company intends to take all appropriate action in connection with the defense of the litigation.

On June 20, 2005, the first of two shareholder’s derivative complaints was filed in the California Superior Court for the County of Santa Clara. Both complaints are purportedly brought derivatively by shareholders on behalf of the Company against several executives of the Company and all members of its board of directors, and name the Company as a nominal defendant. The plaintiffs allege that the defendants breached their fiduciary duties to the Company in connection with alleged misrepresentations concerning VQA orders and the potential effect on the Company of the merger between Sprint and Nextel, that certain of the defendants improperly sold the Company stock while in possession of material nonpublic information, and that the defendants are liable to the Company for damages as a result thereof. Both lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Derivative Litigation, No. 105-CV-043429.  This matter is at an early stage; no consolidated complaint has been filed and no trial date has been set.  The Company intends to take all appropriate action in connection with the defense of the litigation.

The Company cannot predict the outcome of the lawsuits at this time.

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

Geographic revenue information comprises (in thousands, unaudited):

	Three months ended July 31,
	2005	2004

USA	$9,337	$24,403
Europe	576	531
Canada	402	12
Rest of World	32	594

Total	$10,347	$25,540

Sales for the three months ended July 31, 2005 included one customer that represented greater than 10% of total revenue (80%).  Sales for the three months ended July 31, 2004 included two customers that represented greater than 10% of total revenue (49% and 36%).  As of July 31, 2005, the Company had one customer that represented greater than 10% of accounts receivable (80%).  At April 30, 2005, two customers represented greater than 10% of accounts receivable (52% and 20% of accounts receivable).

As of July 31, 2005 and April 30, 2005, the Company maintained its long-lived assets in the following countries (in thousands, unaudited):

	July 31, 2005	April 30, 2005

USA	$5,271	$4,896
Rest of World	38	41

Total	$5,309	$4,937

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended April 30, 2005, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2005. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our future financial operating results, plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See “Future Growth and Operating Results Subject to Risk” at the end of this Item 2 for factors that could cause future results to differ materially.

Overview

We design, develop and market telecommunications equipment for use in canceling echo and enhancing voice quality in voice calls over wireline, wireless and Internet Protocol (IP) telecommunications networks. As a result of announcing our intention to exit our optical communications business and completion of the sale of a substantial portion of assets used in our optical business in the first quarter of fiscal 2004, our continuing operations are currently focused solely on our voice processing products, including our long-standing echo cancellation products. Our initial entrance into the voice processing market was focused on echo cancellation. Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our more recent product introductions have leveraged off the processing capacity of our newer hardware platforms to offer not only echo cancellation but also new Voice Quality Assurance (VQA) features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility. We are currently selling our seventh generation echo cancellation product, which began production shipments in the third quarter of fiscal 2004. The majority of our R&D spending since the beginning of fiscal 2005 has been directed towards the development of our Packet Voice Processor, a new product targeting Voice-over-Internet-Protocol (VoIP) based network deployments.  The Packet Voice Processor introduces cost effective voice format transcoding capabilities and combines our Voice Quality Assurance (VQA) software and newly developed Packet Quality Assurance (PQA) technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter.

Since becoming a public company in June 1999, our financial success has been primarily predicated on the success of the domestic wire-line and more recently wireless carriers. During fiscal 2000 and the first half of fiscal 2001, we benefited from the rapid expansion in domestic wire-line infrastructure spending to support increasing demand expectations due to customer growth and the expectations of increased demand from internet traffic. In the latter half of fiscal 2001, as the promise of the internet’s growth waned we, along with virtually every other telecommunications equipment supplier, experienced a significant decline in revenue due to a dramatic decline in infrastructure spending by domestic carriers. Over the last four years, wire-line carriers have experienced a modest recovery in spending while wireless carriers have experienced more rapid growth. However, beginning in calendar year 2004, North American telecommunication service providers began a series of merger and acquisition activities and the affected telecommunications service providers are still assessing the network technology and deployment plans. We expect such a trend will affect our near term revenue, as our revenue will continue to be heavily influenced by the buying trends of Verizon Wireless and Nextel, two large domestic wireless carriers that have been our two largest customers, one of which is involved in post-merger integration and from which we derived no revenue in the first quarter of fiscal 2006. In an attempt to reduce our reliance on our two large domestic customers, beginning in fiscal 2004 and throughout fiscal 2005, we added sales and marketing resources to increase our presence globally in the international marketplace and to focus on new large account opportunities in the United States. We also expect that long-term opportunities for growth will occur in VoIP based network deployments as there appears to be a growing trend of service providers transitioning away from traditional circuit-switched network infrastructure to VoIP. Our Packet Voice Processor, which began its first customer trial in the first quarter of fiscal 2006, and our Session Border Controller (SBC), which is already commercialized, target these VoIP based networks.

Exit of Optical Business.   In May 2003, we announced a change to our strategic direction. We decided to focus all of our assets in continuing to grow our voice processing business, including our echo cancellation and new VQA features, and as a result we decided to sell our optical communications business. In July 2003, we completed the primary step in our planned exit of our optical communications business through the sale of a large portion of the assets of the optical communications business to JDS Uniphase Corporation (“JDSU”). The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (a) approximately $1.4 million was paid to us at closing, (b) $225,000 to be paid to us one year from the closing (subject to reduction in the event any successful indemnification claims are made against us), and (c) up to an additional $4.9 million to be paid to us, which is comprised of up to $900,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any. Additionally, JDSU had the right to require us to reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, which right expired as of July 31, 2004. JDSU also has indemnification rights in connection with the performance of certain warranty obligations relating to optical products that were sold by us on or prior to July 16, 2003. We and JDSU are currently evaluating the remaining obligations of each party, but have not reached agreement on what the remaining obligations are.   In fiscal 2005, income from discontinued operations was due to adjustments needed to reflect actual costs incurred and our assessment of remaining obligations.  No additional revenue was recognized from the sale to JDSU. See Note 5 of Notes to the Condensed Consolidated Financial Statements.

We have sold or abandoned all of the assets not purchased by JDSU. As a result of exiting the optical business, our Consolidated Statements of Operations reflect the optical business as a discontinued operation for all periods presented. See Note 5 of Notes to the Condensed Consolidated Financial Statements.

Acquisition History.   Our most recent acquisition, which occurred in June 2005, was our acquisition of Jasomi Networks, Inc. (“Jasomi”) for approximately $14.8 million in cash, escrow payments, vested options assumed, acquisition costs, and net liabilities assumed plus $7.0 million in non-transferable convertible notes. The payment of the full $7.0 million principal amount of the convertible notes is contingent on the retention of a specified number of designated employees We additionally issued shares of Ditech restricted stock to new employees assumed in the merger.  Jasomi developed and sold session border controllers, which enable VoIP calls to traverse the network, address translation (NAT) and firewall devices in customers’ networks, ensuring that reliable VoIP service can be provided to them.  The combination of Ditech’s Packet Voice Processor and Jasomi’s session border control technology may enable Ditech to provide a comprehensive solution to carriers’ border services needs. See Note 3 of Notes to the Condensed Consolidated Financial Statements.

Our Customer Base.  Historically the majority of our sales have been to customers in the United States. These customers accounted for approximately 90% of our revenue in the first three months of fiscal 2006, and 91% and 89% of our revenue in fiscal 2005 and 2004, respectively. However, sales to some of our customers in the U.S. may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of our newer voice processing products, which are targeted at GSM networks, international revenue will begin to become a larger percentage of our overall revenue.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 90% of revenue in the first three months of fiscal 2006, and 91% and 86% of our revenue in fiscal 2005 and 2004, respectively. Consequently, the loss of any one of these customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect in our business.  This was evidenced in first quarter of fiscal 2006 as revenue for the quarter was less than half of our fourth quarter fiscal 2005 revenue primarily due to a lack of orders from one of our largest customers.  This caused the first quarter of fiscal 2006 to result in a net loss.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies that are outlined in our Form 10-K filed on July 14, 2005, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of July 31, 2005, we had deferred $707,000 of revenue. To the extent that we have received cash for some or all of a given deferred revenue transaction, it is reported on the Condensed Consolidated Balance Sheet as a deferred revenue liability. However, to the extent that cash has not been collected against the deferred revenue transaction, the deferred revenue is reflected as a reduction in the corresponding account receivable balance. Of the $707,000 of revenue deferred as of July 31, 2005, approximately $345,000 was associated with deferrals from our largest customers due to contractual terms. The majority of the remaining deferred balance is associated with maintenance contracts.  In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

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

Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation allowances, we are constantly monitoring projected demand on a product by product basis. Based on these projections we evaluate the levels of allowances required both for inventory on hand, as well as inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying allowance requirements in a timely manner, sudden changes in future buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in some larger than anticipated write-downs being recognized, such as the OC-3 write-down recorded in fiscal 2002. In the case of the OC-3 write-down, the complete pull back from the forecasted demand by the primary customer for this product resulted in a $3.5 million write-down of the OC-3 inventory. However, beginning in 2003, the addition of a few new major customers helped to utilize a large portion of the inventory that had been written down resulting in approximately $2.2 million and $455,000 of previously written down inventory being sold in fiscal 2004 and 2003, respectively.    For the three months ended July 31, 2005 and 2004, $109,000 and $132,000, respectively, of previously written-down inventory was sold.

Goodwill — Our methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi was determined through established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on a periodic basis.   The goodwill recorded in the Condensed Consolidated Balance Sheet as of July 31, 2005 was $9.9 million.

Cost of Warranty— At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer hardware warranties on our products ranging from one to five years and one year software warranties.  The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures, which would result in a decrease in gross profits. As of July 31, 2005, we had recorded $1.9 million of accruals related to estimated future warranty costs.  See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

Accounting for Income Taxes — We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items such as valuation allowances for bad debts and inventory, for tax and accounting purposes. These temporary differences, in conjunction with net operating loss and tax credit carryforwards, result in deferred tax assets and liabilities. At least once per quarter, we assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is no longer more likely than not, we establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

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

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and, thus, will be effective for us beginning fiscal 2007.  We are currently evaluating the impact of SFAS 123R on our financial position and results of operations. See “Accounting for Stock-Based Compensation” for information related to the pro forma effects on our reported net income (loss) and net income (loss) per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In June 2005, the FASB issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We do not expect the effect of SFAS 154 will have material impact on our financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three Months Ended July 31,
	2005	2004
Revenue	100.0%	100.0%
Cost of goods sold	30.5	25.1
Gross Profit	69.5	74.9
Operating expenses:
Sales and marketing	40.3	15.3
Research and development	40.6	13.9
General and administrative	18.7	6.7
Amortization of purchased intangibles	0.8	—
In-process R&D	6.8	—
Total operating expenses	107.2	35.9
Income (loss) from operations	(37.7)	39.0
Other income, net	9.5	1.4
Income (loss) from continuing operations before provision for income taxes	(28.2)	40.4
Provision for income taxes	9.5	0.8
Income (loss) from continuing operations	(18.7)	39.6
Income from discontinued operations	—	1.9
Net income (loss)	(18.7)%	41.5%

THREE MONTHS ENDED JULY 31, 2005 AND 2004.

Revenue.

	Three months ended July 31,		Increase/(Decrease) from Prior Year
$’s in thousands	2005	2004	2005
Revenue	$10,347	$25,540	$(15,193)

The decrease in revenue during the first quarter of fiscal 2006 was due to a lack of orders from one of our two largest customers and to a level of shipments to our other large customer more consistent with historical shipments to that customer.  One customer accounted for approximately 80% of our revenue in the first quarter of fiscal 2006 as compared to 36% of the revenue in the first quarter of fiscal 2005.  The primary source of product revenue has come from our Broadband Voice Processor Flex (“BVP-Flex”) Echo Cancellation System, which was introduced in the third quarter of fiscal 2004 and has become the primary system purchased by our domestic customers over the last six quarters.

Geographically, our first quarter fiscal 2006 revenue remained primarily domestic at 90% of total worldwide revenue, which is relatively consistent with the level of domestic sales of 96% realized in the first quarter last fiscal year.  Although the international portion of revenue increased on a percentage basis, the dollar volume of international sales has decreased slightly year-over-year.  The slight reduction in the domestic geographic concentration is largely being driven by the decline in demand from our two major customers.

We have had limited success in selling the VQA applications to international markets so far.  However, we continue to invest in our international infrastructure and in customer trials as we believe these are material revenue opportunities.  Because there is uncertainty regarding when or if we will succeed in selling VQA applications to the international market, we expect that sales of our BVP-Flex to domestic customers will continue to represent the majority of our revenue in the foreseeable future.   We expect revenue in the second quarter to be approximately equal to the revenue levels of the first quarter.

Cost of Goods Sold.

	Three months ended July 31,		Increase/(Decrease) from Prior Year
$’s in thousands	2005	2004	2005
Cost of goods sold	$3,159	$6,404	$(3,245)

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold was primarily driven by the decrease in business volume during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.  However, cost of goods sold did not decrease in direct proportion to the decrease in sales due to the fact that our manufacturing overhead and installation service costs are relatively fixed, thus holding the overall decrease in cost of goods sold below the rate of revenue reduction. We would expect that cost of goods sold will continue to follow the general trend in revenue.

Gross Profit.

	Three months ended July 31,		Increase/(Decrease) from Prior Year
$’s in thousands	2005	2004	2005
Gross profit	$7,188	$19,136	$(11,948)
Gross margin%	69.5%	74.9%	(5.4	)pts

The primary reason for the decreases were the relatively fixed manufacturing overhead and installation service costs, which represented a higher percentage of revenue as revenue decreased from $25.5 million to $10.3 million. Partially offsetting these effects on gross margin was the fact that 80% of our sales were of the higher-margin BVP-Flex products compared to 68% in the first quarter of fiscal 2006.  We expect that gross margins will be in the 67-69% range in the coming quarter due to product and customer mix.   Over the next several quarters, with successful international deployment, we could expect pricing pressures as we expand the distribution of our products through value-added resellers and distributors.

Sales and Marketing.

	Three months ended July 31,		Increase/(Decrease) from Prior Year
$’s in thousands	2005	2004	2005
Sales and marketing	$4,170	$3,918	$252
% of revenue	40.3%	15.3%	25	pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The increase in sales and marketing in the first quarter of fiscal 2006 was largely due to increases of approximately $271,000 in salary and related costs due primarily to incremental hiring of international sales and pre-sales support staff as well as for the additional employees acquired from Jasomi.  Additionally, outside services expenses increased approximately $280,000 in fiscal 2006 in support of pre-and post-sales efforts in the field.  Also impacting the increase were increases in travel and related costs of $113,000 needed to support international product evaluations of our VQA applications.  These increases were partially offset by a reduction of  $357,000 in the amortization of demonstration and field units previously being used in customer demonstrations and trials.  During the first quarter of fiscal 2006, we aggressively pursued the return of this equipment, which was previously being amortized, when customer demonstrations and trials were completed. We expect sales and marketing expenses will increase slightly for the remainder fiscal 2006 as we launch our new Packet Voice Processor.

Research and Development.

	Three months ended July 31,		Increase/(Decrease) from Prior Year
$’s in thousands	2005	2004	2005
Research and development	$4,201	$3,544	$657
% of revenue	40.6%	13.9%	26.7	pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The increase in spending in the first quarter of fiscal of 2006 as compared to the first quarter fiscal 2005 was primarily related to increased salary and related costs of approximately $537,000.  These increases in spending were primarily associated with our research and development efforts for our new packet-based voice products and include the incremental salaries and stock based compensation associated with the Jasomi acquisition.  Other costs impacting the increase included depreciation, allocations of facilities and information technology related costs and maintenance on software and equipment used by the engineering departments, which accounted for an aggregate increase of almost $520,000 and increased due, in large part, to the increased demands from the larger engineering workforce needed to support our existing voice products, as well as our move into packet-based voice products which required purchases of lab equipment primarily in fourth quarter of fiscal 2005 and first quarter of fiscal 2006.  These increases were partially offset by a decrease in the purchases of prototype equipment supporting voice processing product development as the earlier hardware development stages of the development of our chassis, interface and processing cards required more prototypes.  We expect slight increases in our research and development spending as we carry the engineers acquired from Jasomi for the rest of the fiscal year.

General and Administrative.

	Three months ended July 31,		Increase/(Decrease) from Prior Year
$’s in thousands	2005	2004	2005
General and administrative	$1,936	$1,719	$217
% of revenue	18.7%	6.7%	12.0	pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The increase in general and administrative spending was largely due to increased audit costs related to Sarbanes-Oxley compliance work and for legal work related to the class action lawsuits.  We expect general and administrative expenses to decrease slightly during the remainder of fiscal 2006 as our second year of Sarbanes-Oxley compliance will require less use of outside resources.

Stock-based Compensation.

For the three months ended July 31, 2005, we recorded $97,000 of compensation expense related to the vesting of assumed stock options and the restricted stock grants made in connection with the Jasomi acquisition.  Deferred stock-based compensation represents the intrinsic value of the unvested portion of options assumed and restricted shares granted to Jasomi employees and is amortized to research and development expense and sales and marketing expense over the corresponding vesting periods.  See Note 3 of Notes to the Condensed Consolidated Financial Statements.

Stock based compensation charges were as follows for the three months ended July 31, 2005:

July 31, 2005

Sales and marketing	$31
Research and development	66

Total	$97

Amortization of purchased intangible assets.

	Three months ended July 31,		Increase/(Decrease) from Prior Year
$’s in thousands	2005	2004	2005
Amortization of purchased intangible assets	$82	$—	$82
% of revenue	0.8%	0.0%	0.8	pts

In the first quarter of fiscal 2006, we recorded approximately $82,000 in amortization of purchased intangible assets related to the Jasomi acquisition.  Purchased intangible assets are being amortized to operating expense over their estimated useful life which ranges from four to five years.

In-process research and development.

	Three months ended July 31,		Increase/(Decrease) from Prior Year
$’s in thousands	2005	2004	2005
In-process research and development	$700	$—	$700
% of revenue	6.8%	0.0%	6.8	pts

In the first quarter of fiscal 2006, we incurred a charge of $700,000 for in-process research and development acquired as part of our acquisition of Jasomi.  The amount of the purchase price for Jasomi allocated to in-process research and development was determined through established valuation techniques in the high-technology communications equipment industry. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist.

Other Income, Net.

	Three months ended July 31,		Increase/(Decrease) from Prior Year
$’s in thousands	2005	2004	2005
Other income, net	$978	$369	$609
% of revenue	9.5%	1.4%	8.1	pts

Other income, net consists of interest income on our invested cash and cash equivalent balances, foreign currency activities, and a nominal amount of interest expense. The year-over-year increase in other income, net was primarily attributable to higher interest income, due to a significant improvement in the return on our invested cash.

Income Taxes.

	Three months ended July 31,		Increase/(Decrease) from Prior Year
$’s in thousands	2005	2004	2005
Provision for (benefit from) income taxes	$(992)	$209	$(1,201)
% of revenue	(9.5)%	0.8%	(10.3	)pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the first quarter of fiscal 2006 was approximately 34%. The effective tax rate reflects Ditech’s inability to deduct for tax purposes $700,000 for in-process R&D related to the acquisition of Jasomi.  We recorded tax expense of $209,000 for the three months ended July 31, 2004 reflecting federal and state alternative minimum tax and taxes for foreign subsidiaries.

Income from Discontinued Operations.

	Three months ended July 31,		Increase/(Decrease) from Prior Year
$’s in thousands	2005	2004	2005
Income from discontinued operations	$—	$490	$(490)
% of revenue	—%	1.9%	(1.9	)pts

The income on disposition realized in the first quarter of fiscal 2005 was largely due to the reversal of indemnification provisions established in fiscal 2004 which lapsed in the current quarter and additional contingent consideration recognized during the quarter, based on the level of sales generated by JDSU. See Note 5 of Notes to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2005, we had cash and cash equivalents of $35.5 million as compared to $36.8 million at April 30, 2005. Additionally we had short-term investments of $84.9 million as of July 31, 2005 as compared to $98.9 million at April 30, 2005.  As of July, we had allowed our $2 million line of credit facility with our bank to expire unused.  We are currently negotiating with our bank to renew the line.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Three months ended July 31,
	2005	2004
Cash flow from operating activities	$(2,142)	$9,682

The reduction in our cash flow from operations reflects the overall decrease in our operating results due in large part to decreased product shipments to our two largest customers from fiscal 2005. The decrease was partially offset by a $3.7 million decrease in our accounts receivable balance as our average days sales outstanding at July 31, 2006 was approximately 53 days.  This was due in large part to a more normalized sales linearity in the current quarter as compared to the first quarter of fiscal 2005.  Our cash flows for the remainder of the year will be primarily dependent upon revenue growth.  Additionally, our entry into new customer markets internationally, where payment terms are somewhat longer, and our introduction of the packet voice processor, which may require us to increase inventory levels, may adversely impact cash flows from operations this fiscal year.

	Three months ended July 31,
	2005	2004
Cash flow from investing activities	$504	$(3,420)

The change in the trend of cash flows from investing activities was due primarily to net inflows of cash related to the maturing of short-term investments during the first quarter of fiscal 2006.  In the latter half of fiscal 2004 we changed our investing strategy to include short-term and long-term investments designed to improve our overall return on invested funds, which for the first time resulted in us using cash in investing activities to purchase these short-term and long-term investments.  This strategy continued throughout fiscal 2005 as we continued to invest in short-term investments to improve the yield on invested cash.  The current quarter inflow of cash was almost entirely offset by our acquisition of Jasomi on June 30, 2005 which used approximately $12.5 million of cash.  We expect that investing activities will continue to use cash in the coming quarter as we continue to utilize longer term investments to help improve the yield on invested cash.  We also plan to continue to invest in capital assets related to new product introductions.

	Three months ended July 31,
	2005	2004
Cash flow from financing activities	$400	$5,805

The decrease in the trend of cash flow from financing activities in the first quarter of fiscal 2006 as compared to fiscal 2005 was largely due to decreased funds received upon stock option exercises.  The limited level of option activity in fiscal 2006 was largely due to a large portion of the options only being marginally in the money or underwater due to the year over year decline in our stock price.  Although we expect to continue to have positive cash flows from financing activities due to employee stock plan activity, the level of cash flow will vary depending on market conditions.

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

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years

Operating leases	$1,918	$1,850	$68	$—	$—
Purchase commitments	5,280	5,280	—	—	—

Total	$7,198	$7,130	$68	$—	$—

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

We believe that we will be able to satisfy our cash requirements for at least the next two fiscal years from our existing cash and short-term investments. We are in discussions with our bank to renew our $2 million line of credit, which had expired in July 2005. The ability to fund our operations beyond the next two fiscal years will be dependent on the overall demand of telecommunications providers for new capital equipment. Should we continue to operate at a loss for several quarters or incur larger quarterly losses, we could be forced to reduce our spending levels to protect our cash reserves or need to find additional sources of cash during fiscal 2008.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR OUR PRODUCTS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 90% of our revenue in the first quarter of fiscal 2006 and 91% and 86% of our revenue in fiscal 2005 and 2004, respectively.  Our largest customer accounted for approximately 80% of our revenue in the first quarter of fiscal 2006.  A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company or a delay in a scheduled product introduction. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.

Due to continuing difficult economic conditions, many operators in the telecommunications industry have experienced financial difficulties, which have impacted their capital expenditures and, in some cases, resulted in their filing for bankruptcy or being acquired by other operators. In calendar year 2004, North American telecommunication service providers began a series of merger and acquisition activities and the affected telecommunication service providers are still assessing the network technology and deployment plans. In any merger, product purchases for network deployment may be reviewed, postponed or canceled based on revised plans for technology or network expansion for the merged entity, which we believe has happened at Nextel, leading to the majority of our decline in first quarter of fiscal 2006 revenue as well as our flat forecasted second quarter fiscal 2006 revenue. If this situation occurs at other customers, it may result in the delay of product purchases or the loss of those customers.

WE ARE RELIANT SOLELY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

We expect that, at least through fiscal 2006, our sole business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, could limit the rate of growth of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for products we sold in fiscal 2005, which are deployed in wireline networks. Although we have begun to distribute for trial our Packet Voice Processor for use in the VoIP market in the first quarter of fiscal 2006, we do not expect to generate meaningful revenue in fiscal 2006.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND WE ANTICIPATE THAT THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue significantly declines in a quarter, as we experienced in the second half of fiscal 2001, again in the second quarter of fiscal 2002 and again in the first quarter of fiscal 2006, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price. For example, when we announced in May 2005 that we expected our revenue for the first quarter of fiscal 2006 would be less than half of our revenue in the last quarter to fiscal 2005, our stock price dropped from a closing price of $12.59 just prior to our announcement to a closing price of $7.79 per share on the day following our announcement.

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

The Packet Voice Processor provides voice processing functionality to enable the deployment of end-to-end VoIP services. This is the first packet based product developed by us. In the first quarter of fiscal 2006, we began to trial our Packet Voice Processor.  In this initial trial and with other subsequent trials, there is a possibility that we may not meet the technical requirements of our customers.  Moreover, the product may not be accepted in the market due to feature or capabilities mis-matches with customer requirements, pricing of the product, or limitations of our sales and marketing force to properly interact with customers to communicate the benefits of the product.

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

ACQUISITIONS AND INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

From time to time, we review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. For example, in June 2005 we acquired Jasomi. Acquisitions or investments could result in a number of financial consequences, including:

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

WE CURRENTLY ARE, AND IN THE FUTURE MAY BE, SUBJECT TO SECURITIES CLASS ACTION LAWSUITS DUE TO DECREASES IN OUR STOCK PRICE.

We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in May 2005, we announced that we expected our first quarter fiscal 2006 revenue to be approximately one half of our last quarter fiscal 2005 revenue, and our stock price declined dramatically. On June 14, 2005, a lawsuit entitled Richard E. Jaffe v. Ditech Communications Corp., Timothy K. Montgomery and William J. Tamblyn, Case No. C 05 02406 was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and our Chief Executive Officer and Chief Financial Officer. Several similar lawsuits have been filed, and expect that additional similar suits may subsequently be filed in the same court, and that all of the cases will be consolidated into a single action. In addition, a shareholder’s derivative suit has been filed against our directors and the same two executive officers, and has named Ditech nominally as a defendant, making similar allegations. We cannot predict the outcome of the lawsuits. If our stock price declines substantially in the future, we may be the target of similar litigation. The current, and any future, securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of July 31, 2005, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempt to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity.  We do not hold any instruments for trading purposes.

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

The following table presents the hypothetical changes in fair values of our investments as of July 31, 2005, based on discounted cash flow calculation over the remaining term of each investment that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of July 31, 2005	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Total investments	$84,905	$84,895	$84,884	$84,873	$84,862	$84,850	$84,839

This compares to the hypothetical changes in fair values of our investments as of April 30, 2005, based on a discounted cash flow calculation over the remaining term of each investment, that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of April 30, 2005	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Total investments	$98,949	$98,917	$98,885	$98,853	$98,820	$98,785	$98,753

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

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of July 31, 2005 and April 30, 2005 (in thousands). Carrying value approximates fair value.

	July 31, 2005		April 30, 2005
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$35,543	2.89%	$36,781	1.62%
Short-term investments	84,873	3.28%	98,853	2.97%

Total	$120,416	3.17%	$135,634	2.61%

To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign invoices are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

Item 4—Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2005. Based on this evaluation, Messrs. Montgomery and Tamblyn concluded that our disclosure controls and procedures were effective to provide a reasonable assurance that the information required to be disclosed by us in our reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For example, controls can be circumvented by a person’s individual acts, by collusion of two or more people or by management override of the control. Because a cost-effective control system can only provide reasonable assurance that the objectives of the control system are met, misstatements due to error or fraud may occur and not be detected.

In addition, we reviewed our internal control over financial reporting, and there were no changes in our internal control over financial reporting during the quarter ended July 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.—LEGAL PROCEEDINGS

Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern

District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW. This matter is at an early stage; no lead plaintiff has been selected, no consolidated complaint has been filed, no discovery has taken place and no trial date has been set. Ditech intends to take all appropriate action in connection with the defense of the litigation.

On June 20, 2005, the first of two shareholder’s derivative complaints was filed in the California Superior Court for the County of Santa Clara. Both complaints are purportedly brought derivatively by shareholders on behalf of Ditech against several executives of Ditech and all members of its board of directors, and name Ditech as a nominal defendant. The plaintiffs allege that the defendants breached their fiduciary duties to Ditech in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel, that certain of the defendants improperly sold Ditech stock while in possession of material nonpublic information, and that the defendants are liable to Ditech for damages as a result thereof. Both lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Derivative Litigation, No. 105-CV-043429.  This matter is at an early stage; no consolidated complaint has been filed and no trial date has been set.  Ditech intends to take all appropriate action in connection with the defense of the litigation.

We are subject to legal claims and proceedings that arise in the normal course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2005, we acquired privately-held Jasomi Networks, Inc. (“Jasomi”) in a merger.  A portion of the merger consideration consisted of $7.0 million principal amount of non-transferable convertible notes, divided into two tranches with principal amounts of $3.0 million and $4.0 million, respectively.  The $3.0 million notes either mature or convert into Ditech common stock on the date one year or, at the election of the holder, two years from the closing date.  The $4.0 million notes either mature or convert into Ditech common stock at the election of the holder two years from the closing date.  The notes bear an interest rate of 5%, payable on maturity or conversion, and are convertible at $9.84 per share.  The payment of the full $7.0 million principal amount of the convertible notes is contingent on the retention of a specified number of designated employees.  The notes were issued to the stockholders of Jasomi in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”), and Section 4(2) of the Act, based upon the information provided to the stockholders of Jasomi, the fact that there were less than 35 stockholders of Jasomi, and representations made by certain stockholders of Jasomi.  The remainder of the merger consideration consisted of a cash payment of  $10.4 million that was paid at closing, an additional $2.0 million in cash that was placed in escrow for two years, and the assumption of stock options.

Item 3.—DEFAULTS ON SENIOR SECURITIES

None.

Item 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.—OTHER INFORMATION

None.

Item 6.—EXHIBITS

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
2.3(3)	Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen
3.1(4)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2(5)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.11(8)	Jasomi 2001 Stock Plan

10.11(9)	2005 New Recruit Stock Plan
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the exhibit with corresponding number from Ditech’s Report on Form 8-K (File No. 000-26209), filed April 30, 2002.

(2) Incorporated by reference from the exhibit with corresponding number from Ditech’s Current Report on Form 8-K  (File No. 000-26209) filed July 30, 2003.

(3) Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005 (File No. 000-26209), filed July 14, 2005.

(4) Incorporated by reference from the exhibit with corresponding number from Ditech’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000 (File No. 000-26209), filed December 13, 2000.

(5) Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002 (File No. 000-26209), filed July 29, 2002.

(6) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed March 30, 2001.

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

Ditech Communications Corporation
Date: September 9, 2005	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT LIST

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
2.3(3)	Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen
3.1(4)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2(5)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.11(8)	Jasomi 2001 Stock Plan
10.11(9)	2005 New Recruit Stock Plan
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the exhibit with corresponding number from Ditech’s Report on Form 8-K (File No. 000-26209), filed April 30, 2002.

(2) Incorporated by reference from the exhibit with corresponding number from Ditech’s Current Report on Form 8-K  (File No. 000-26209) filed July 30, 2003.

(3) Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005 (File No. 000-26209), filed July 14, 2005.

(4) Incorporated by reference from the exhibit with corresponding number from Ditech’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000 (File No. 000-26209), filed December 13, 2000.

(5) Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002 (File No. 000-26209), filed July 29, 2002.

(6) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed March 30, 2001.

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