Form 10-Q
period 2005-10-31
DITECH COMMUNICATIONS CORP
filed 2005-12-09
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

As of November 30, 2005, 32,320,508 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1 —Financial Statements

Ditech Communications Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
Revenue	$10,523	$24,253	$20,870	$49,793
Cost of goods sold	3,169	5,299	6,328	11,703

Gross profit	7,354	18,954	14,542	38,090

Operating expenses:
Sales and marketing	4,288	3,640	8,458	7,558
Research and development	4,531	3,973	8,732	7,517
General and administrative	1,635	1,564	3,571	3,283
Amortization of purchased intangible assets	247	—	329	—
In-process research and development	—	—	700	—

Total operating expenses	10,701	9,177	21,790	18,358

Income (loss) from operations	(3,347)	9,777	(7,248)	19,732
Other income, net	1,001	569	1,979	938

Income (loss) from continuing operations before benefit from income taxes	(2,346)	10,346	(5,269)	20,670
Benefit from income taxes	(954)	(35,732)	(1,946)	(35,523)

Income (loss) from continuing operations	(1,392)	46,078	(3,323)	56,193

Discontinued operations:
Income (loss) on disposition	—	(418)	—	71
Income tax benefit	—	(110)	—	(110)
Income (loss) from discontinued operations	—	(308)	—	181

Net income (loss)	$(1,392)	$45,770	$(3,323)	$56,374

Basic income (loss) per share:
From continuing operations	$(0.04)	$1.35	$(0.10)	$1.66
From discontinued operations	—	(0.01)	—	0.01
Basic net income (loss) per share	$(0.04)	$1.34	$(0.10)	$1.67

Diluted income (loss) per share:
From continuing operations	$(0.04)	$1.28	$(0.10)	$1.56
From discontinued operations	—	(0.01)	—	0.01
Diluted net income (loss) per share	$(0.04)	$1.27	$(0.10)	$1.57

Weighted shares used in per share calculation:
Basic	32,215	34,091	32,152	33,758
Diluted	32,215	36,172	32,152	35,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	October 31, 2005	April 30, 2005

Assets
Cash and cash equivalents	$16,162	$36,781
Short-term investments	102,731	98,853
Accounts receivable, net	4,215	9,318
Inventories	8,083	5,732
Deferred income taxes	4,836	4,836
Other current assets	2,106	1,561

Total current assets	138,133	157,081

Property and equipment, net	5,161	4,937
Goodwill	9,913	—
Purchased intangibles, net	3,872	—
Deferred income taxes	47,984	46,771
Other assets	561	931

Total assets	$205,624	$209,720

Liabilities and Stockholders’ Equity
Accounts payable	1,790	2,166
Accrued expenses	6,496	8,505
Deferred revenue	331	202
Income taxes payable	1,516	1,582
Total current liabilities	10,133	12,455

Long term accrued expenses	64	—

Common stock	291,385	287,068
Accumulated deficit	(93,080)	(89,757)
Deferred stock-based compensation	(2,870)	—
Other comprehensive loss	(8)	(46)

Total stockholders’ equity	195,427	197,265

Total liabilities and stockholders’ equity	$205,624	$209,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended October 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(3,323)	$56,374
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,766	1,296
Loss from discontinued operations	—	344
Provision for doubtful accounts	(65)	—
Loss on disposal of fixed assets	—	159
Tax benefit from exercise of stock options	92	14,908
Deferred income taxes	(1,934)	(50,288)
Amortization of deferred stock-based compensation	371	—
Amortization of purchased intangibles	329	—
Amortization of Jasomi contingent consideration	160	—
In-process research and development	700	—
Other	103	151
Changes in assets and liabilities:
Accounts receivable	5,634	(992)
Inventories	(2,351)	1,664
Other current assets	(712)	(429)
Income taxes	(66)	(106)
Accounts payable	(872)	(69)
Accrued expenses and other	(2,788)	(2,007)
Deferred revenue	17	(2,008)

Net cash (used in) provided by operating activities	(2,939)	18,997

Cash flows from investing activities:
Purchases of property and equipment	(1,564)	(1,872)
Purchases of available for sale investments	(32,689)	(24,791)
Sales and maturities of available for sale investments	28,746	16,514
Proceeds from sale of discontinued operations	—	542
Acquisition of Jasomi Networks, Inc., net of cash received	(12,636)	—
Decrease in other assets	(38)	—

Net cash used in investing activities	(18,181)	(9,607)

Cash flows from financing activities:
Proceeds from employee stock plan issuances	501	8,642

Net cash provided by financing activities	501	8,642

Net (decrease) increase in cash and cash equivalents	(20,619)	18,032
Cash and cash equivalents, beginning of period	36,781	45,610

Cash and cash equivalents, end of period	$16,162	$63,642

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of October 31, 2005, and for the three and six month periods ended October 31, 2005 and 2004, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim periods ended October 31, 2005 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2005, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2005, file number 000-26209.

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

Reclassifications

The Company had historically classified auction rate securities as cash equivalents.  Beginning in the third quarter of fiscal 2005, the Company classified those securities as short-term investments.  As a result of the auction rate securities reclassification and to conform to the current year presentation, the beginning and ending cash and cash equivalent balances were reduced by $49.2 million and $49.6 million, respectively, in the condensed consolidated statement of cash flows for the six months ended October 31, 2004.  In addition, the following table summarizes amounts reclassified in gross investment trading activities (in thousands):

	Pre-reclassification		Post-reclassification
	Purchase of Available for Sale Investments	Sales and Maturities of Available for Sale Investments	Purchase of Available for Sale Investments	Sales and Maturities of Available for Sale Investments

Six Month Period Ended April 30, 2004	$(23,941)	$15,844	$(24,791)	$16,514

Certain other items in the condensed consolidated financial statements for the six months ended October 31, 2004 have been reclassified to conform to classifications used in the current fiscal year.

Computation of Income (Loss) per Share

Basic income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted income per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding, including the dilutive effect of stock options, using the treasury stock method, and common stock subject to repurchase. Diluted loss per share is calculated excluding the effects of all common stock equivalents, which totaled 532,485 and 600,039 for the three and six month periods ended October 31, 2005, as their effect would be anti-dilutive.  Also potentially dilutive are $7.0 million of convertible debentures issued as part of the Jasomi Networks, Inc. (“Jasomi”) acquisition that either mature or convert into Ditech common stock at the election of the holder.  The debentures potentially convert to a maximum of approximately 767,000 shares of common stock (see Note 3).

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
Historical net income (loss) per share, basic and diluted:
Income (loss) from continuing operations	$(1,392)	$46,078	$(3,323)	$56,193
Income (loss) from discontinued operations	—	(308)	—	181
Net income (loss)	$(1,392)	$45,770	$(3,323)	$56,374

Basic:
Weighted average shares of common stock outstanding	32,216	34,092	32,154	33,760
Less stock subject to repurchase	1	1	2	2
Shares used in calculation of basic per share amounts	32,215	34,091	32,152	33,758

Income (loss) from continuing operations	$(0.04)	$1.35	$(0.10)	$1.66
Income (loss) from discontinued operations	0.00	(0.01)	0.00	0.01
Net income (loss) per share	$(0.04)	$1.34	$(0.10)	$1.67

Diluted:
Shares used in calculation of basic per share amounts	32,215	34,091	32,152	33,758
Shares subject to repurchase	—	1	—	2
Dilutive effect of stock plans	—	2,080	—	2,142
Shares used in calculation of diluted per share amounts	32,215	36,172	32,152	35,902

Income (loss) from continuing operations	$(0.04)	$1.28	$(0.10)	$1.56
Income (loss) from discontinued operations	0.00	(0.01)	0.00	0.01
Net income (loss) per share	$(0.04)	$1.27	$(0.10)	$1.57

Comprehensive Income (Loss)

For the three and six-month periods ended October 31, 2005, the total comprehensive loss was ($1.4) million and ($3.3) million, respectively.  For the three and six-month periods ended October 31, 2004, the total comprehensive income was $45.8 million and $56.4 million, respectively.  Total comprehensive income (loss) includes the impact of unrealized gains and losses on available-for-sale securities, net of tax.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation,” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company accounts for grants of equity instruments to employees using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock and is recognized over the vesting period of the related shares.  The Company recorded deferred stock compensation and associated amortization in conjunction with its acquisition of Jasomi in the first quarter of fiscal 2006 (see Note 3).

If compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, the Company’s net income (loss) for the three and six-month periods ended October 31, 2005 and 2004 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
Net income (loss) as reported	$(1,392)	$45,770	$(3,323)	$56,374

Add: Stock-based compensation expense included in reported net income (loss), net of applicable tax effects	281	—	371	—

Deduct: Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	(3,060)	(2,383)	(4,987)	(4,261)

Pro forma net income (loss)	$(4,171)	$43,387	$(7,939)	$52,113

Basic net income (loss) per share:

As reported	$(0.04)	$1.34	$(0.10)	$1.67

Pro forma	$(0.13)	$1.27	$(0.25)	$1.54

Diluted net income (loss) per share:

As reported	$(0.04)	$1.27	$(0.10)	$1.57

Pro forma	$(0.13)	$1.20	$(0.25)	$1.45

Recent Accounting Pronouncements

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

In December 2004, the FASB issued Statement No. 123(Revised 2004) “Share-Based Payment” (SFAS 123R) which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and, thus, will be effective for the Company beginning fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company is currently evaluating the impact of SFAS 123R and SAB 107 on its financial position and results of operations. See “Accounting for Stock-Based Compensation” for information related to the pro forma effects on the Company’s reported net income (loss) and net income (loss) per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company does not expect the effect of SFAS 154 will have material impact on its financial statements.

In November 2005, the Financial Accounting Standards Board (FASB) issued final staff position (FSP) 115-1 and FSP 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which nullify certain requirements of Emerging Issues Task Force (EITF) Issue No. 03-1 and supersede EITF Topic No. D-44.  The FSPs provide guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. The Company does not believe the impact of adoption of the measurement provisions of the FSPs will have a material impact on its financial statements.

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

The merger consideration totaled $14.8 million and included a cash payment of $10.4 million that was paid at closing, an additional $2.0 million in cash that was placed in escrow, with the remainder consisting of the assumption of vested stock options, acquisition costs and net liabilities assumed.  The escrowed cash shall be available to satisfy any claims for indemnification that Ditech may make for certain breaches of representations, warranties and covenants set forth in the acquisition agreements and any remaining and available amount in such escrow shall be distributed to the former Jasomi stockholders two years from the acquisition date.  In addition, the merger consideration included $7.0 million in non-transferable convertible notes, divided into two tranches with principal amounts of $3.0 million and $4.0 million, respectively.  The $3.0 million notes either mature or convert into Ditech common stock on the date one year or, at the election of the holder, two years from the closing date.  The $4.0 million notes either mature or convert into Ditech common stock at the election of the holder two years from the closing date.  The notes bear an interest rate of 5%, payable on maturity or conversion, and are convertible at $9.84 per share.  The payment of the full $7.0 million principal amount of the convertible notes is contingent on the retention of a specified number of designated employees.  In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), the Company has not recorded the $7.0 million as merger consideration as the

Company believes the retention of the designated employees is not assured beyond a reasonable doubt.  At the time these contingencies are satisfied, the Company will record the amounts due to the former non-employee Jasomi stockholders, if any, as goodwill.  The portion of the notes that have been issued to employee-stockholders, totaling $947,000, is being amortized as compensation expense over the remaining life of each note. During the second quarter and first six months of fiscal 2006, the Company recorded $160,000 of compensation expense related to the notes.

Ditech also (i) assumed Jasomi unvested stock options outstanding on the date of the closing, which converted into options to buy 112,343 shares of the Company’s common stock, and (ii) issued to Jasomi employees restricted stock and restricted stock units for an aggregate of 393,212 shares of the Company’s common stock.  The intrinsic value of the unvested options assumed and restricted shares granted to Jasomi employees have been recorded as deferred stock-based compensation and are being amortized as compensation expense over the remaining respective vesting periods.  The restricted stock has a three year vesting schedule while the unvested options assumed typically have a ten year term and a four year vesting period.

The 78,768 vested stock options assumed, at an intrinsic value of $483,000, have been recorded as part of the purchase consideration.

The Company allocated the purchase price to in-process research and development (“in-process R&D”), goodwill and intangibles through established valuation techniques in the high-technology communications equipment industry. In-process R&D was expensed at the time of the acquisition because technological feasibility was not established and no future alternative use existed.

In valuing in-process R&D, cash flow projections were based on estimates from Ditech and Jasomi management and from various public, financial and industry sources.  The Company expected net revenue to grow through calendar 2008 and decline thereafter based on the rate of technology changes in the industry, product life cycles and various projects’ stages of development.  The Company estimated cost of goods sold and operating expenses, including research and development expenses and selling, general and administrative expenses, as a percentage of revenue based on historical averages and forward-looking projections.  The Company also included in the projections estimated costs to bring projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated (also referred to as “maintenance” research and development).  The Company based tax expense on statutory Federal and California tax rates.

The Company based the percentage of completion of in-process projects on an averaging of (i) expenses incurred to-date compared to the total estimated development costs for each project, (ii) time incurred to-date and remaining time to complete each project and (iii) milestone-based percent complete estimates.   The average percentage complete for the in-process projects was 56% as of the date of the acquisition.

The 30% cost of capital used to discount estimated cash flows reflects the estimated time to complete the projects and the level of risk involved.

The preliminary consideration paid for Jasomi was comprised of (in thousands):

Cash	$12,449
Vested options assumed	483
Acquisition costs	706
Net liabilities assumed	1,175
Total consideration	$14,813

The preliminary purchase price of Jasomi was allocated as follows (in thousands):

In-process research and development	$700
Other intangible assets consisting of:
Core technology	2,900
Customer relationships	1,100
Trade name and trademarks	200
Goodwill	9,913
Total purchase price	$14,813

Goodwill originating from the Jasomi acquisition will not be amortized.  Purchased intangible assets are being amortized on a straight-line basis over a period of four to five years.  For the three and six-months ended October 31, 2005, the Company recorded $247,000 and $329,000, respectively, of amortization of Jasomi acquisition-related intangibles.

For the three and six-months ended October 31, 2005, the Company recorded $281,000 and $371,000, respectively, of compensation expense related to the assumed unvested stock options and the establishment of the restricted stock plan.  The $2.9 million remaining balance of deferred stock-based compensation is reflected as a component of Stockholders’ Equity.

Since July 1, 2005, the results of operations of Jasomi have been included in the Company’s condensed consolidated statements of operations.  Pro forma results of operations have not been presented, as the effect of this acquisition was not material.

4.                                      BALANCE SHEET ACCOUNTS

Inventories comprised (in thousands):

	October 31, 2005	April 30, 2005

Raw materials	$1,684	$667
Work in progress	1	72
Finished goods	6,398	4,993

Total	$8,083	$5,732

Accrued expenses comprised (in thousands):

	October 31, 2005	April 30, 2005

Accrued employee related	$3,092	$3,831
Accrued warranty	1,796	2,010
Accrued restructuring costs	228	228
Accrued professional services	515	561
Other accrued expenses	865	1,875

Total	$6,496	$8,505

Warranties. The Company provides for estimated future warranty costs upon shipment of its products. The specific terms and conditions of those warranties may vary depending upon the product sold, the customer and the country in which it does business. However, the Company’s warranties generally start from the shipment date and continue for a period of one to five years. As part of the sale of the Company’s optical business to JDS Uniphase (“JDSU”), see Note 5, the Company has retained its warranty obligations for optical products sold prior to July 16, 2003.  Pursuant to the terms of the agreement with JDSU, JDSU will perform warranty repairs on the Company’s behalf and then bill the Company for the cost of those services at rates stipulated in the agreement.

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, were as follows (in thousands):

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004

Balance as of the beginning of the fiscal period	$1,896	$2,137	$2,010	$1,980
Provision for warranties issued during fiscal period	105	107	224	391
Warranty costs incurred during fiscal period	(105)	(112)	(224)	(239)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	(100)	(45)	(214)	(45)

Balance as of October 31	$1,796	$2,087	$1,796	$2,087

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

As permitted or required under Delaware law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving at the Company’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner that a person reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

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

The following table shows the components of the gain from the disposal of the Company’s discontinued operations for the three and six month periods ended October 31, 2005 and 2004 (in thousands):

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
Proceeds from Sale	$—	$(462)	$—	$(55)
Less: Net book value of assets sold	—	—	—	—
Transaction Costs	—	(23)	—	(68)
Gain (loss) on sale	—	(439)	—	13
Costs to exit remainder of optical business	—	(21)	—	(58)
Income (loss) on disposition	—	(418)	—	71
Tax provision (benefit)	—	(110)	—	(110)
Total gain (loss) on disposal	$—	$(308)	$—	$181

As of October 31, 2005, the Company has resolved all loss contingencies related to closing the optical business with the exception of certain matters related to the closure of one of the Company’s international optical operations, for which the Company has accrued $228,000.  The Company expects to resolve this matter within the current fiscal year.

6.                                      BORROWING AGREEMENT

In September 2005, the Company renewed its $2.0 million operating line of credit with its bank.  The renewed line of credit, which expires on July 31, 2006, carries the same basic terms as the original line of credit and financial covenants related to minimum effective tangible net worth and cash and cash equivalent and short-term investment balances.  As of October 31, 2005, the Company had no borrowings outstanding under the line of credit.

7.                                      INCOME TAXES

The Company recorded a tax benefit of $954,000 and $1,946,000, respectively, for the three and six-month periods ended October 31, 2005 resulting in effective tax rates of 41% and 37%, respectively.  The effective tax rate for the six-month period reflects the Company’s inability to deduct for tax purposes $700,000 for in-process R&D related to the acquisition of Jasomi.  The Company recorded tax benefits of $35.7 million and $35.5 million for the three and six-month periods ended October 31, 2004, reflecting the reversal of a valuation allowance. The Company’s income taxes have been reduced by the tax benefit from employee stock option transactions. These benefits totaled $31,000 and $92,000, respectively, for the three and six-month periods ended October 31, 2005 and $14.4 million and $14.9 million, respectively, for the three and six-month periods ended October 31, 2004, and increased additional paid-in capital.

The acquisition of Jasomi resulted in a reduction in deferred tax assets of $720,000, due to acquired non-deductible intangible assets partially offset by Jasomi’s net operating loss carryforward.

The Company’s research and development tax credits, which are a component of its deferred tax assets, generated in fiscal years 1999, 2000 and 2001 are under examination by the State of California Franchise Tax Board.  The Company believes that adequate amounts had previously been reserved for any adjustments which may ultimately result from these examinations.

8.                                      COMMITMENTS AND CONTINGENCIES

Lease Amendment

On September 22, 2005, the Company amended its facility lease which reduces the cost per square foot and extends the lease term through July 31, 2011, with an option to extend the term for an additional three years.  As part of the agreement, the landlord will provide $442,000 for tenant improvements.

At October 31, 2005, future minimum payments under the operating leases are as follows (in thousands):

Fiscal Year	October 31, 2005
2006 (remaining 6 months)	$464
2007	956
2008	981
2009	1,012
2010	1,058
Thereafter	1,371
Total	$5,842

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

On June 20, 2005, the first of two shareholder’s derivative complaints was filed in the California Superior Court for the County of Santa Clara. Both complaints are purportedly brought derivatively by shareholders on behalf of the Company against several executives of the Company and all members of its board of directors, and name the Company as a nominal defendant. The plaintiffs allege that the defendants breached their fiduciary duties to the Company in connection with alleged misrepresentations concerning VQA orders and the potential effect on the Company of the merger between Sprint and Nextel, that certain of the defendants improperly sold the Company stock while in possession of material nonpublic information, and that the defendants are liable to the Company for damages as a result thereof. Both lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Derivative Litigation, No. 105-CV-043429.  The defendants filed a demurrer to the consolidated complaint, which is scheduled to be heard by the Court in January, 2006.  This matter is at an early stage; no trial date has been set.  The Company intends to take all appropriate action in connection with the defense of the litigation.

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

Company currently operates in a single segment, voice processing products.

Geographic revenue information comprises (in thousands):

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004

USA	$8,570	$22,619	$17,907	$47,022
Canada	1,443	544	1,844	556
Europe	478	265	1,055	796
Far East	22	662	43	1,240
Latin America	10	163	21	179

Total	$10,523	$24,253	$20,870	$49,793

Sales for the three months ended October 31, 2005 included two customers that represented greater than 10% of total revenue (77.0% and 10.4%).  Sales for the six-month period ended October 31, 2005 included one customer that represented greater than 10% of total revenue (78.7%).  Sales for the three and six-month periods ended October 31, 2004 each included two customers (49.0% and 41.8%) and (45.3% and 42.3%), respectively, that represented greater than 10% of total revenue.  As of October 31, 2005, the Company had two customers that represented greater than 10% of accounts receivable (56% and 29%).  At April 30, 2005, two customers represented greater than 10% of accounts receivable (52% and 20% of accounts receivable).

As of October 31, 2005 and April 30, 2005, the Company maintained its property and equipment in the following countries (in thousands):

	October 31, 2005	April 30, 2005

USA	$5,061	$4,896
Rest of World	100	41

Total	$5,161	$4,937

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended April 30, 2005, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2005. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our expected future financial operating results, plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See “Future Growth and Operating Results Subject to Risk” at the end of this Item 2 for factors that could cause future results to differ materially.

Overview

We design, develop and market telecommunications equipment for use in canceling echo and enhancing voice quality in voice calls over wireline, wireless and Internet Protocol (IP) telecommunications networks. As a result of announcing our intention to exit our optical communications business and completion of the sale of a substantial portion of assets used in our optical business in the first quarter of fiscal 2004, our continuing operations are currently focused solely on our voice processing products, including our long-standing echo cancellation products. Our initial entrance into the voice processing market was focused on echo cancellation. Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our more recent product introductions have leveraged off the processing capacity of our newer hardware platforms to offer not only echo cancellation but also new Voice Quality Assurance (VQA) features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility. We are currently selling our seventh generation echo cancellation product, which began production shipments in the third quarter of fiscal 2004. The majority of our R&D spending since the beginning of fiscal 2005 has been directed towards the development of our Packet Voice Processor, a new product targeting Voice-over-Internet-Protocol (VoIP) based network deployments.  The Packet Voice Processor introduces cost effective voice format transcoding capabilities and combines our Voice Quality Assurance (VQA) software and newly developed Packet Quality Assurance (PQA) technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter.  Through the second quarter of fiscal 2006, we have not generated any revenue from the sale of our Packet Voice Processor.  We expect to generate nominal revenue in the fourth quarter from the Packet Voice Processor.

Since becoming a public company in June 1999, our financial success has been primarily predicated on the success of the U.S. wire-line and more recently wireless carriers. During fiscal 2000 and the first half of fiscal 2001, we benefited from the rapid expansion in U.S. wire-line infrastructure spending to support increasing demand expectations due to customer growth and the expectations of increased demand from internet traffic. In the latter half of fiscal 2001, as the promise of the internet’s growth waned we, along with virtually every other telecommunications equipment supplier, experienced a significant decline in revenue due to a dramatic decline in infrastructure spending by U.S. carriers. Over the last four years, wire-line carriers have experienced a modest recovery in spending while wireless carriers have experienced more rapid growth. However, beginning in calendar year 2004, North American telecommunication service providers began a series of merger and acquisition activities and the affected telecommunications service providers are still assessing the network technology and deployment plans. We expect such a trend will affect our near term revenue, as our revenue will continue to be heavily influenced by the buying trends of Verizon Wireless and Nextel, two large U.S. wireless carriers that have been our two largest customers, one of which is involved in post-merger integration and from which we derived no revenue in the first half of fiscal 2006. In an attempt to reduce our reliance on our two large U.S. customers, beginning in fiscal 2004 and throughout fiscal 2005, we added sales and marketing resources to increase our presence in the international marketplace and to focus on new large account opportunities in the United States. We also expect that long-term opportunities for growth will occur in VoIP based network deployments as there appears to be a growing trend of service providers transitioning away from traditional circuit-switched network infrastructure to VoIP. Our Packet Voice Processor, which began its first customer trial in the first quarter of fiscal 2006, and our Session Border Controller (SBC), which is already commercialized, target these VoIP based networks.

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

Acquisition History.   Our most recent acquisition, which occurred in June 2005, was our acquisition of Jasomi Networks, Inc. (“Jasomi”) for approximately $14.8 million in cash, escrow payments, vested options assumed, acquisition costs, and net liabilities assumed plus $7.0 million in non-transferable convertible notes. The payment of the full $7.0 million principal amount of the convertible notes is contingent on the retention of a specified number of designated employees and is not reflected in the purchase price.  We additionally issued shares of Ditech restricted stock to new employees hired as part of the merger.  Jasomi developed and sold session border controllers, which enable VoIP calls to traverse the network address translation (NAT) and firewall devices in customers’ networks, ensuring that reliable VoIP service can be provided to them.  The combination of Ditech’s Packet Voice Processor and Jasomi’s session border control technology may enable Ditech to provide a comprehensive solution to carriers’ border services needs. See Note 3 of Notes to the Condensed Consolidated Financial Statements.

Our Customer Base.  Historically the majority of our sales have been to customers in the United States. These customers accounted for approximately 86% of our revenue in the first six months of fiscal 2006, and 91% and 89% of our revenue in fiscal 2005 and 2004, respectively. However, sales to some of our customers in the U.S. may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of our newer voice processing products, which are targeted at GSM networks, international revenue will begin to become a larger percentage of our overall revenue.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 91% of revenue in the first six months of fiscal 2006, and 91% and 86% of our revenue in fiscal 2005 and 2004, respectively. Consequently, the loss of any one of these customers, without an offsetting increase in revenue from existing or new customers, would have a substantial negative effect on our business.  This was evidenced in the first and second quarters of fiscal 2006 as revenue for each of the quarters was less than half of our fourth quarter fiscal 2005 revenue primarily due to a lack of orders from one of our prior largest customers.  This caused the first half of fiscal 2006 to result in a net loss.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies that are outlined in our Form 10-K filed on July 14, 2005, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of October 31, 2005, we had deferred $6.5 million of revenue. To the extent that we have received cash for some or all of a given deferred revenue transaction, it is reported on the Condensed Consolidated Balance Sheet as a deferred revenue liability. However, to the extent that cash has not been collected against the deferred revenue transaction, the deferred revenue is reflected as a reduction in the corresponding account receivable balance. Of the $6.5 million of revenue deferred as of October 31, 2005, approximately $6.3 million was deferred due to contractually required installation or acceptance, and was primarily associated with our largest U.S. customer and a new international customer. The majority of the remaining deferred balance is associated with maintenance contracts.  In dealing with smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

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

Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation allowances, we are constantly monitoring projected demand on a product by product basis. Based on these projections we evaluate the levels of allowances required both for inventory on hand, as well as inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying allowance requirements in a timely manner, sudden changes in future buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in some larger than anticipated write-downs being recognized, such as the OC-3 write-down recorded in fiscal 2002. In the case of the OC-3 write-down, the complete pull back from the forecasted demand by the primary customer for this product resulted in a $3.5 million write-down of the OC-3 inventory. However, beginning in 2003, the addition of a few new major customers helped to utilize a large portion of the inventory that had been written down resulting in approximately $2.2 million and $455,000 of previously written down inventory being sold in fiscal 2004 and 2003, respectively.  For the six months ended October 31, 2005 and 2004, $302,000 and $403,000 respectively, of previously written-down inventory was sold.

Goodwill—Our methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi was determined through established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We will test goodwill for impairment on an annual basis in the fourth quarter of our fiscal year or more frequently if indicators of potential impairment arise.   The goodwill recorded in the Condensed Consolidated Balance Sheet as of October 31, 2005 was $9.9 million.

Cost of Warranty— At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on our products ranging from one to five years.  The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures, which would result in a decrease in gross profits. As of October 31, 2005, we had recorded $1.8 million of accruals related to estimated future warranty costs.  See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

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

Recent Accounting Pronouncements In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued Statement No. 123(Revised 2004) “Share-Based Payment” (SFAS 123R) which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and, thus, will be effective for us beginning fiscal 2007.  In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. We are currently evaluating the impact of SFAS 123R and SAB 107 on our financial position and results of operations. See “Accounting for Stock-Based Compensation” for information related to the pro forma effects on our reported net income (loss) and net income (loss) per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We do not expect the effect of SFAS 154 will have material impact on our financial statements.

 In November 2005, the Financial Accounting Standards Board (FASB) issued final staff position (FSP) 115-1 and FSP 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which nullify certain requirements of Emerging Issues Task Force (EITF) Issue No. 03-1 and supersede EITF Topic No. D-44.  The FSPs provide guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. We do not believe the impact of adoption of the measurement provisions of the FSPs will have a material impact on our financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statements of operations, as a percentage of sales.

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	30.1	21.8	30.3	23.5
Gross profit	69.9	78.2	69.7	76.5
Operating expenses:
Sales and marketing	40.8	15.0	40.5	15.2
Research and development	43.1	16.4	41.8	15.1
General and administrative	15.5	6.4	17.1	6.6
Amortization of purchased intangibles	2.3	—	1.6	—
In-process R&D	—	—	3.4	—
Total operating expenses	101.7	37.8	104.4	36.9
Income (loss) from operations	(31.8)	40.4	(34.7)	39.6
Other income, net	9.5	2.3	9.5	1.9
Income (loss) from continuing operations before benefit from income taxes	(22.3)	42.7	(25.2)	41.5
Benefit from income taxes	(9.1)	(147.3)	(9.3)	(71.3)
Income from continuing operations	(13.2)	190.0	(15.9)	112.8
Income (loss) from discontinued operations, net of tax	—	(1.3)	—	0.4
Net income (loss)	(13.2)%	188.7%	(15.9)%	113.2%

THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004.

Revenue.

	Three months ended October 31,		Six months ended October 31,		Increase (Decrease) From Prior
					Year,
					3 Month	6 Month
$s in thousands	2005	2004	2005	2004	Period	Period

Revenue	$10,523	$24,253	$20,870	$49,793	$(13,730)	$(28,923)

The decrease in revenue during the second quarter and first six months of fiscal 2006 was due to a lack of orders from one of our two largest customers and to a level of shipments to our other large customer more consistent with historical shipments to that customer.  Sales to two customers accounted for approximately 87% of our revenue in the second quarter of fiscal 2006 as compared to 91% of our revenue in the second quarter of last fiscal year.  For the first half of fiscal 2006, sales to one customer accounted for 79% of our revenues as compared to sales to two customers accounting for 88% of revenue for the first half of fiscal 2005.  The primary source of product revenue has come from our Broadband Voice Processor Flex (“BVP-Flex”) Echo Cancellation System, which was introduced in the third quarter of fiscal 2004 and has become the primary system purchased by our U.S. customers over the last nine quarters.

Geographically, our second quarter of fiscal 2006 revenue remained primarily U.S. at 81% of total worldwide revenue compared to U.S. sales of 93% realized in the second quarter last year.  U.S. revenue for the first six months of fiscal 2006 accounted for 86% of worldwide revenue compared to 94% in the first six months of fiscal 2005.  Although the international portion of revenue has been increasing on a percentage basis during fiscal 2006 as compared to fiscal 2005, the dollar volume of international sales has increased only marginally.   The reduction in the U.S. geographic concentration has largely been driven by the decline in demand from our two major customers.

We continue to believe the VQA presents material revenue opportunities, and we will therefore continue to invest in our international infrastructure and in customer trials.   However, because there is uncertainty regarding when or if we will succeed in selling VQA applications to the international market, we expect that sales of our BVP-Flex to U.S. customers will continue to represent the majority of our revenue in the foreseeable future.   We expect revenue in the third quarter of fiscal 2006 to increase by approximately 30% compared to the revenue levels of the second quarter.

Cost of Goods Sold.

					Increase (Decrease) From Prior

					Year,
	Three months ended October 31,		Six months ended October 31,		3 Month	6 Month
$s in thousands	2005	2004	2005	2004	Period	Period

Cost of Goods Sold	$3,169	$5,299	$6,328	$11,703	$(2,130)	$(5,375)

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold was primarily driven by the decrease in business volume during the second quarter and first half of fiscal 2006 as compared to the second quarter and first half of fiscal 2005.  However, cost of goods sold did not decrease in direct proportion to the decrease in sales due to the fact that our manufacturing overhead and installation service costs are relatively fixed, thus holding the overall decrease in cost of goods sold below the rate of revenue reduction. We would expect that cost of goods sold will continue to follow the general trend in revenue.

Gross Profit.

					Increase (Decrease) From Prior
					Year,
	Three months ended October 31,		Six months ended October 31,		3 Month		6 Month
$s in thousands	2005	2004	2005	2004	Period		Period

Gross Profit	$7,354	$18,954	$14,542	$38,090	$(11,600)		$(23,548)
Gross Margin%	69.9%	78.2%	69.7%	76.5%	(8.3	)% pts	(6.8	)% pts

The primary reason for the decrease in gross margin in the second quarter and first six months of fiscal 2006 was the relatively fixed manufacturing overhead and installation service costs, which represented a higher percentage of revenue as revenue decreased during the second quarter and first half of fiscal 2006. In addition, for the second quarter and first six months of fiscal 2006, gross margins were unfavorably impacted by customer and product mix, which included the impact of the higher standard cost of the Flex 400 sales relative to the standard cost of BVP-Flex.  The Flex 400 combines echo cancellation technology with our VQA suite of voice enhancement software, providing quality enhancement and improving radio bandwidth utilization.  We expect that gross margins will be in the high 60%s in the coming quarter based on forecasted product and customer mix.  Over the next several quarters, if we are successful in international deployment, we expect to experience pricing pressures as we expand the distribution of our products through value-added resellers and distributors.

Sales and Marketing.

					Increase (Decrease) From Prior
					Year,
	Three months ended October 31,		Six months ended October 31,		3 Month		6 Month
$s in thousands	2005	2004	2005	2004	Period		Period

Sales & Marketing Expense	$4,288	$3,640	$8,458	$7,558	$648		$900
% of Revenue	40.8%	15.0%	40.5%	15.2%	25.8	% pts	25.3	% pts

Sales and marketing expenses consist primarily of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The increase in sales and marketing expenses in the second quarter and first half of fiscal 2006 was largely due to increases of $350,000 and $621,000, respectively, in salary and related expense due primarily to incremental hiring of international sales and pre-sales support staff as well as for the additional employees acquired from Jasomi.  Those costs included stock-based and other compensation expense associated with the Jasomi acquisition.  Additionally, during the second quarter of fiscal 2006, we incurred costs of approximately $250,000 for participation in a trade show that showcased our Packet Voice Processor applications.   Also impacting the increase in the second quarter and first half of fiscal 2006 were increases in travel and related costs of $322,000 and $469,000, respectively, needed to support international product evaluations of our VQA applications.  These increases were partially offset by a reduction of $190,000 and $350,000 in the second quarter and first half of fiscal 2006, respectively, in the amortization of demonstration and field units previously being used in customer demonstrations and trials.  During the first quarter of fiscal 2006, we aggressively pursued the return of this equipment, which was previously being amortized, when customer demonstrations and trials were completed. We expect sales and marketing expenses will increase slightly for the remainder fiscal 2006 as we launch our new Packet Voice Processor.

Research and Development.

					Increase (Decrease) From Prior
					Year,
	Three months ended October 31,		Six months ended October 31,		3 Month		6 Month
$s in thousands	2005	2004	2005	2004	Period		Period

Research & Development Expense	$4,531	$3,973	$8,732	$7,517	$558		$1,215
% of Revenue	43.1%	16.4%	41.8%	15.1%	26.7	% pts	26.7	% pts

Research and development expenses consist primarily of personnel costs, contract consultants, and materials and supplies used in the development of voice processing products. The increase in spending in the second quarter and first six-months of fiscal of 2006 as compared to the second quarter and first six months of fiscal 2005 was primarily related to increased salary and related costs of $660,000 and $1.2 million, respectively.  These increases in spending were primarily associated with our research and development efforts for our new packet-based voice products and include the incremental salaries and stock-based and other compensation associated with the Jasomi acquisition.  Other costs impacting the increase included depreciation, allocations of facilities and information technology related costs and maintenance on software and equipment used by the engineering departments, which accounted for an aggregate increase of almost $275,000 and $725,000, respectively, for the second quarter and first six-months of fiscal 2006 and increased due, in large part, to the increased demands from the larger engineering workforce needed to support our existing voice products, as well as our move into packet-based voice products which required purchases of lab equipment primarily in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006.  For the six month period, these increases were partially offset by a $371,000 decrease in purchases of prototype equipment supporting voice processing product development as the earlier hardware development stages of the development of our chassis, interface and processing cards required more prototypes.  We expect modest increases in our research and development spending as we continue to spend incrementally on the development of our Packet Voice Processor and session border controller products.

General and Administrative.

					Increase (Decrease) From Prior
					Year,
	Three months ended October 31,		Six months ended October 31,		3 Month		6 Month
$s in thousands	2005	2004	2005	2004	Period		Period

General & Administrative Expense	$1,635	$1,564	$3,571	$3,283	$71		$288
% of Revenue	15.5%	6.4%	17.1%	6.6%	9.1	% pts	10.5	% pts

General and administrative expenses consist primarily of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The increase in general and administrative spending for the second quarter and first half of fiscal 2006 was largely due to increased audit costs related to Sarbanes-Oxley requirements and for legal work related to the class action lawsuits, which resulted in an aggregate increase of $204,000 and $389,000, respectively.  These increases were partially offset by lower consulting costs related to Sarbanes-Oxley testing and internal control documentation of $183,000 and $152,000, respectively, for the second quarter and first half of fiscal 2006.  We expect general and administrative expenses to increase slightly during the remainder of fiscal 2006 due to anticipated legal costs associated with the class action lawsuits.

Stock-based Compensation.

For the three months and six months ended October 31, 2005, we recorded $281,000 and $371,000, respectively, of compensation expense related to the vesting of assumed stock options and the restricted stock grants made in connection with the Jasomi acquisition.  Deferred stock-based compensation represents the intrinsic value of the unvested portion of options assumed and restricted shares granted to Jasomi employees and is amortized to research and development expense and sales and marketing expense over the corresponding vesting periods.  See Note 3 of Notes to the Condensed Consolidated Financial Statements.

Stock-based compensation charges included in operating expenses were as follows:

	Three months ended October 31,	Six months ended October 31,
$’s in thousands	2005	2005

Sales and marketing	$78	$102
Research and development	203	269

Total	$281	371

Amortization of purchased intangible assets.

	Three months ended October 31,	Six months ended October 31,
$’s in thousands	2005	2005

Amortization of purchased intangible assets	$247	$329
% of revenue	2.3%	1.6%

In the second quarter and first half of fiscal 2006, we recorded amortization of purchased intangible assets related to the Jasomi acquisition.  Purchased intangible assets are being amortized to operating expense over their estimated useful life which ranges from four to five years.

In-process research and development.

	Three months ended October 31,	Six months ended October 31,
$’s in thousands	2005	2005

In-process research and development	$—	$700
% of revenue	0.0%	3.4%

In the first quarter of fiscal 2006, we incurred a charge for in-process research and development (“in process R&D”) acquired as part of our acquisition of Jasomi.  The amount of the purchase price for Jasomi allocated to in-process R&D was determined through established valuation techniques in the high-technology communications equipment industry. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist.

In valuing in-process R&D, cash flows were based on estimates from our and Jasomi’s management and from various public, financial and industry sources.  We projected net revenue to grow through calendar 2008 and decline thereafter based on the rate of technology changes in the industry, product life cycles and various projects’ stages of development.  We estimated cost of goods sold and operating expenses, including research and development expenses and selling, general and administrative expenses, as a percentage of revenue based on historical averages and forward-looking projections.  We also included in the projections estimated costs to bring projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated (also referred to as “maintenance” research and development).  We based the tax expense on statutory Federal and California tax rates.

We based the percentage of completion of in-process projects on an averaging of (i) expenses incurred to-date compared to the total estimated development costs for each project, (ii) time incurred to-date and remaining time to complete each project and (iii) milestone-based percent complete estimates.   The average percentage complete for the in-process projects was 56%.

The cost of capital used to discount estimated cash flows of 30% reflects the estimated time to complete the projects and the level of risk involved.

Other Income, Net.

					Increase (Decrease) From Prior
					Year,
	Three months ended October 31,		Six months ended October 31,		3 Month		6 Month
$s in thousands	2005	2004	2005	2004	Period		Period

Other income, net	$1,001	$569	$1,979	$938	$432		$1,041
% of Revenue	9.5%	2.3%	9.5%	1.9%	7.2	% pts	7.6	% pts

Other income, net consists of interest income on our invested cash and cash equivalent and short-term investment balances and nominal foreign currency activities. The second quarter and first half of fiscal 2006 increase in other income, net was primarily attributable to higher interest income, due to a significant improvement in the return on our invested cash.

Income Taxes.

					Increase (Decrease) From Prior
					Year,
	Three months ended October 31,		Six months ended October 31,		3 Month		6 Month
$s in thousands	2005	2004	2005	2004	Period		Period

Provision for (benefit from) income taxes	$(954)	$(35,732)	$(1,946)	$(35,523)	$34,778		$33,577
% of Revenue	(9.1)%	(147.3)%	(9.3)%	(71.3)%	138.2	% pts	62.0	% pts

Income taxes consist of federal, state and foreign income taxes.  We recorded the tax benefits reflected above for the three and six-month periods ended October 31, 2005 resulting in effective tax rates of 41% and 37%, respectively.  The effective tax rate for the six-month period reflects our inability to deduct for tax purposes $700,000 for in-process R&D related to the acquisition of Jasomi.  We recorded tax benefits of $35.7 million and $35.5 million for the three and six-month periods ended October 31, 2004, reflecting the reversal of a valuation allowance. Our income taxes have been reduced by the tax benefit from employee stock option transactions. These benefits totaled $31,000 and $92,000, respectively, for the three and six-month periods ended October 31, 2005 and $14.4 million and $14.9 million, respectively, for the three and six-month periods ended October 31, 2004.

The acquisition of Jasomi resulted in a reduction in deferred tax assets of $720,000, due to acquired non-deductible intangible assets partially offset by Jasomi’s net operating loss carryforward.

Income from Discontinued Operations.

	Three months ended October 31,	Six months ended October 31,
$’s in thousands	2004	2004

Income (loss) from discontinued operations	$(308)	$181
% of revenue	(1.3)%	0.4%

Income (loss) from discontinued operations amounts are net of an $110,000 income tax benefit related to the reversal of our valuation reserve on deferred tax assets. There was no discontinued operations activity in the first half of fiscal 2006.  See Note 5 of Notes to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2005, we had cash and cash equivalents of $16.2 million as compared to $36.8 million at April 30, 2005. Additionally we had short-term investments of $102.7 million as of October 31, 2005 as compared to $98.9 million at April 30, 2005.  We currently have a $2 million line of credit facility with our bank.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Six Months Ended October 31,		Increase (Decrease) from Prior Year
$s in thousands	2005	2004
Cash flow from operating activities	$(2,939)	18,997	$21,936

The reduction in our cash flow from operations reflects the overall decrease in our operating results due in large part to decreased product shipments to our two largest customers from fiscal 2005. Additionally contributing to our reduction in cash flow was a $2.4 million increase in inventory levels due to reductions in sales volumes over the last two quarters and a $2.8 million decrease in accrued expenses and other.  These cash flow reductions were more than offset by a favorable trend in accounts receivable, which contributed $5.6 million in cash from operations.  Our average days sales outstanding at October 31, 2005 declined to approximately 36 days from 37 days at April 30, 2005.  Our cash flows for the remainder of the year will be primarily dependent on revenue growth.  Additionally, our entry into new customer markets internationally, where payment terms are somewhat longer, and our introduction of the packet voice processor, which may require us to increase inventory levels, may adversely impact cash flows from operations this fiscal year.

	Six Months Ended October 31,		Increase (Decrease) from Prior Year
$s in thousands	2005	2004
Cash flow from investing activities	$(18,181)	(9,607)	$(8,574)

The increase in our cash outflows from investing activities during fiscal 2006 was due in large part to our acquisition of Jasomi on June 30, 2005 which used approximately $12.6 million of cash.  This increase was also due to higher cash outflows in fiscal 2005 for the purchases of short-term investments.  In the latter half of fiscal 2004 we changed our investing strategy to include short-term investments designed to improve our overall return on invested funds, which for the first time resulted in us using cash in investing activities to purchase these short-term investments.  We continued to follow this strategy throughout fiscal 2005 and into 2006 as we continued to invest in short-term investments to improve the yield on invested cash.  We plan to continue to invest in capital assets related to new product introductions at levels similar to the first half of the year.

	Six Months Ended October 31,		Increase (Decrease) from Prior Year
$s in thousands	2005	2004
Cash flow from financing activities	$501	8,642	$(8,141)

The decrease in the trend of cash flow from financing activities in the first quarter of fiscal 2006 as compared to fiscal 2005 was due to decreased funds received from stock option exercises.  The limited level of option activity in fiscal 2006 was largely due to a large portion of the options being out-of-the-money or only marginally in-the-money due to the year-over-year decline in our stock price.  Although we expect to continue to have positive cash flows from financing activities due to employee stock plan activity, the level of cash flow will vary depending on market conditions.

We have no material commitments other than obligations under operating leases, particularly our facility leases.  We currently occupy approximately 61,000 square feet of space in the two buildings that form our Mountain View headquarters.  On September 22, 2005, we amended our facility lease which reduces our cost per square foot and extends the lease term through July 31, 2011, with an option to extend the term for an additional three years.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years

Operating leases	$5,842	$938	$1,961	$2,115	$828
Purchase commitments	5,934	5,934	—	—	—

Total	$11,776	$6,872	$1,961	$2,115	$828

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

Jasomi merger consideration included $7.0 million in non-transferable convertible notes, divided into two tranches with principal amounts of $3.0 million and $4.0 million, respectively.  The $3.0 million notes either mature or convert into Ditech common stock on the date one year or, at the election of the holder, two years from the closing date.  The $4.0 million notes either mature or convert into Ditech common stock at the election of the holder two years from the closing date.  The notes bear an interest rate of 5%, payable on maturity or conversion, and are convertible at $9.84 per share.  The payment of the full $7.0 million principal amount of the convertible notes is contingent on the retention of a specified number of designated employees.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 91% of our revenue in the first half of fiscal 2006 and 91% and 86% of our revenue in fiscal 2005 and 2004, respectively.  Our largest customer accounted for approximately 79% of our revenue in the first half of fiscal 2006.  A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction or completion of a network expansion or upgrade. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.

Due to continuing difficult economic conditions, many operators in the telecommunications industry have experienced financial difficulties, which have impacted their capital expenditures and, in some cases, resulted in their filing for bankruptcy or being acquired by other operators. In calendar year 2004, North American telecommunication service providers began a series of merger and acquisition activities and the affected telecommunication service providers are still assessing the network technology and deployment plans. In any merger, product purchases for network deployment may be reviewed, postponed or canceled based on revised plans for technology or network expansion for the merged entity, which we believe has happened at Nextel, leading to the majority of our decline in revenue in the first half of fiscal 2006. If this situation occurs at other customers, it may result in the delay of product purchases or the loss of those customers.

WE ARE RELIANT SOLELY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

We expect that, at least through fiscal 2006, our sole business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, could limit the rate of growth of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for products we sold in fiscal 2005 and in the first half of fiscal 2006, which are deployed in wireline networks. Although we have begun to distribute for trial our Packet Voice Processor for use in the VoIP market, we do not expect to generate meaningful revenue in fiscal 2006.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND WE ANTICIPATE THAT THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue significantly declines in a quarter, as we experienced in the second half of fiscal 2001, again in the second quarter of fiscal 2002 and again in the first half of fiscal 2006, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price. For example, when we announced in May 2005 that we expected our revenue for the first quarter of fiscal 2006 would be less than half of our revenue in the last quarter to fiscal 2005, our stock price dropped from a closing price of $12.59 just prior to our announcement to a closing price of $7.79 per share on the day following our announcement.

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

In addition, the sales cycle for our products is typically lengthy. Before ordering our products, our customers perform significant technical evaluations, which typically last up to 90 days or more for our base echo cancellation systems and up to 180 days or more for our newer VQA product offering. Once an order is placed, delivery times can vary depending on the product ordered and the timing of installations or product acceptance may be delayed by our customers. As a result, revenue forecasted for a specific customer for a particular quarter may not occur in that quarter. Because of the potential large size of our customers’ orders, this would adversely affect our revenue for the quarter.

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE WHICH COULD CAUSE OUR SALES TO DECLINE.

We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. Although we believe we will meet our product introduction timetables, there is no guarantee that delays will not occur. The recent product introductions, which are of greatest significance, are our new voice quality features, which are being offered on our BVP-Flex and Quad Voice Processor (QVP) voice processing hardware platforms. We realized our first modest levels of revenue from the new products offered on these platforms in the fourth quarter of fiscal 2004 and are currently experiencing numerous customer evaluations of these features around the world and. These evaluations are taking longer than we first anticipated. We expect more significant levels of revenue from these new features in the remainder of fiscal 2006. However, should the customer evaluation process become further protracted or the product not meet the customers’ expectations, the timing of our realization of any revenues from these new products could be delayed or not materialize at all.

The Packet Voice Processor provides voice processing functionality to enable the deployment of end-to-end VoIP services. This is the first packet-based product developed by us. In the first quarter of fiscal 2006, we began to beta trial our Packet Voice Processor.  In this initial trial, we learned of enhanced requirements from our customer, and the trial has not yet been completed.  We may have similar experiences in subsequent trials.  The product may not be accepted in the market due to feature or capabilities mis-matches with customer requirements, pricing of the product, or limitations of our sales and marketing to properly interact with customers to communicate the benefits of the product.

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

We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new products, most recently our Packet Voice Processor and our voice quality features offered on our BVP-Flex and QVP hardware platforms. Our new and/or existing products may not be able to address evolving demands in the telecommunications market in a timely or effective way. Even if they do, customers in these markets may purchase or otherwise implement competing products.

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

We depend heavily on key management and technical personnel for the conduct and development of our business and the development of our products. However, there is no guarantee that if we lost the services of one or more of these people for any reason, that it would not adversely affect our ability to conduct and expand our business and to develop new products. We believe that our future success will depend in large part upon our continued ability to attract, retain and motivate highly skilled employees. However, we may not be able to do so.

WE FACE INTENSE COMPETITION, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES OF OUR PRODUCTS.

The markets for our products are intensely competitive, continually evolving and subject to rapid technological change. We may not be able to compete successfully against current or future competitors. Certain of our customers also have the ability to internally produce the equipment that they currently purchase from us. In such cases, we also compete with their internal product development capabilities. We expect that competition will increase in the future. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully.

We face competition from two major direct manufacturers of stand-alone voice processing products, Tellabs and Natural Microsystems. The other competition in these markets comes from voice switch manufacturers. These switch manufacturers do not sell voice processing products or compete in the stand-alone voice processing product market, but they integrate voice processing functionality within their switches, either as hardware modules or as software running on chips. A more widespread adoption of internal voice processing solutions would present an increased competitive threat to us, if the net result was the elimination of demand for our voice processing system products. With the downturn in spending in the telecommunications industry, service providers appear to be exploring these alternative sources of voice processing more thoroughly, while they wait for more robust capital spending budgets to return. If our customers decide to design these alternative sources of voice processing functionality into their future network expansion, it could adversely impact the speed and duration of our sales recovery.

Many of our competitors and potential competitors have long-standing relationships with our existing and potential customers, and have substantially greater name recognition and technical, financial and marketing resources than we do. Such competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we will.

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

Under the terms of the sale agreement of our echo cancellation software to Texas Instruments, Texas Instruments is precluded from licensing the software to two specified competitors for a period of four years from the date of the sale. If Texas Instruments were to license its echo cancellation software to other echo cancellation systems companies other than the two specified competitors, or beginning in April 2006 to either or both of the two specified competitors, it could increase the level of competition and adversely affect our success in our echo cancellation systems business.

IF INCUMBENT AND EMERGING COMPETITIVE SERVICE PROVIDERS AND THE TELECOMMUNICATIONS INDUSTRY AS A WHOLE EXPERIENCE ANOTHER DOWNTURN OR REDUCTION IN GROWTH RATE, THE DEMAND FOR OUR PRODUCTS WILL DECREASE, WHICH WILL ADVERSELY AFFECT OUR BUSINESS.

In the past, we have experienced, as have other companies in our sector, a slowdown in infrastructure spending by our customers. This trend of lower capital spending in the telecommunications industry contributed to the decline in our revenues, beginning in the second half of fiscal 2001, and although we have experienced some level of recovery in sales to these customers, sales have not fully recovered to the levels we saw prior to the decline in fiscal 2001. Our success will continue to depend in large part on development, expansion and/or upgrade of voice and communications networks. We are subject to risks of growth constraints due to our current and planned dependence on U.S. and international telecommunications service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, economic conditions, changes in regulation and mergers or consolidations which we have seen in North America since calendar year 2004.

WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS.

Historically, we have sold mostly to customers in North America. We are continuing to execute on our plans to expand our international presence through the establishment of new relationships with established international value-added resellers and distributors. However, we may still be required to hire additional personnel for the overseas market, may invest in markets that ultimately generate little or no revenue, and may incur other unforeseen expenditures related to our international expansion. Despite these efforts, to date our expansion overseas has met with limited success and there is no guarantee of future success. As we expand our sales focus farther into international markets, we will face new and complex issues that we may not have faced before, such as expanded risk to currency fluctuations, longer payment cycles, manufacturing overseas, political or economic instability, potential adverse tax consequences and broadened import/export controls, which will put additional strain on our management personnel. In the past, the vast majority of our international sales have been denominated in U.S. dollars; however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies.

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

THERE IS RISK THAT WE WILL NOT BE ABLE TO FULLY UTILIZE THE DEFERRED TAX ASSETS RECORDED ON OUR BALANCE SHEET.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” we are required to establish a valuation allowance against our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  At October 31, 2005, we had $52.8 million in net deferred tax assets, which we believe are realizable based on the requirements of SFAS 109.  However, because we have incurred net losses in the last two quarters, have shown volatile operating results in the recent past and because there is no guarantee that the amount and timing of our net profits will be sufficient to fully utilize our deferred tax assets, there is a risk that we will have to record valuation allowances in the future.  Moreover, there is a risk that unfavorable audits by government agencies or change of ownership limitations (Section 382) may reduce the value of our deferred tax assets.  If any of these events were to occur, our financial results for one or more periods would be adversely affected.

BEGINNING MAY 1, 2006, WE WILL BE REQUIRED TO RECORD COMPENSATION EXPENSE FOR STOCK OPTIONS.  AS A RESULT, OUR FINANCIAL RESULTS WILL BE ADVERSELY AFFECTED.

In December 2004, FASB issued an accounting standard that will require the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, beginning on May 1, 2006 for our company. The various methods for determining the fair value of stock options are based on, among other things, the volatility of the underlying stock. Our stock price has historically been volatile. Therefore, the adoption of this accounting standard will negatively affect our financial results and may adversely affect our stock price. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents, and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of October 31, 2005, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempt to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity.  We do not hold any instruments for trading purposes.

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

The following table presents the hypothetical changes in fair values of our investments as of October 31, 2005, based on discounted cash flow calculation over the remaining term of each investment that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of October 31, 2005	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Total investments	$102,741	$102,738	$102,735	$102,731	$102,728	$102,725	$102,721

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

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of October 31, 2005 and April 30, 2005 (in thousands). Carrying value approximates fair value.

	October 31, 2005		April 30, 2005
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$16,162	2.48%	$36,781	1.62%
Short-term investments	102,731	3.89%	98,853	2.97%

Total	$118,893	3.70%	$135,634	2.61%

To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign invoices are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

Item 4—Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2005. Based on this evaluation, Messrs. Montgomery and Tamblyn concluded that our disclosure controls and procedures were effective to provide a reasonable assurance that the information required to be disclosed by us in our reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For example, controls can be circumvented by a person’s individual acts, by collusion of two or more people or by management override of the control. Because a cost-effective control system can only provide reasonable assurance that the objectives of the control system are met, misstatements due to error or fraud may occur and not be detected.

In addition, we reviewed our internal control over financial reporting, and there were no changes in our internal control over financial reporting during the quarter ended October 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 20, 2005, the first of two shareholder’s derivative complaints was filed in the California Superior Court for the County of Santa Clara. Both complaints are purportedly brought derivatively by shareholders on behalf of Ditech against several executives of Ditech and all members of its board of directors, and name Ditech as a nominal defendant. The plaintiffs allege that the defendants breached their fiduciary duties to Ditech in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel, that certain of the defendants improperly sold Ditech stock while in possession of material nonpublic information, and that the defendants are liable to Ditech for damages as a result thereof. Both lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Derivative Litigation, No. 105-CV-043429.  The defendants filed a demurrer to the consolidated complaint, which is scheduled to be heard by the Court in January 2006.  This matter is at an early stage; no trial date has been set.  Ditech intends to take all appropriate action in connection with the defense of the litigation.

We are subject to legal claims and proceedings that arise in the normal course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.—DEFAULTS ON SENIOR SECURITIES

None.

Item 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 16, 2005, we held our 2005 Annual Meeting of Stockholders at our corporate headquarters in Mountain View, California. Of the 32,202,146 shares entitled to vote at the meeting, 28,806,958 (89.46%) were represented. During this meeting the following matters were voted upon:

Matter	For	Against	Withheld/Abstain	Broker Non- votes
Election of two directors to serve until the 2008 annual meeting of stockholders:
Gregory M. Avis	26,500,980	—	2,305,978	—
Edwin L. Harper	25,991,057	—	2,815,901	—

Dr. Andrei M. Manoliu and David M. Sugishita will continue in office as directors in the class of directors to be elected at our 2006 annual meeting of stockholders.  William A. Hasler and Timothy K. Montgomery will continue in office as directors in the class of directors to be elected at our 2007 annual meeting of stockholders.

	For	Against	Withheld/Abstain	Broker Non-votes
Amendment to the 2000 Non-Qualified Stock Plan to rename it as the “2005 Equity Incentive Plan,” and to increase the aggregate number of shares of common stock authorized for issuance under the plan from 5,000,000 shares to 7,000,000 shares.	6,473,065	11,579,270	158,090	10,596,533

Amendment to the 1999 Non-Employee Directors Stock Option Plan to decrease the number of shares issuable pursuant to initial grants under such plan from 50,000 to 35,000 shares.	15,389,867	1,671,203	149,355	10,596,533

Ratification of the selection of PricewaterhouseCoopers, LLP as Ditech’s independent registered public accounting firm for the fiscal year ending April 30, 2006.	28,725,434	66,047	15,447	—

Item 5.—OTHER INFORMATION

None.

Item 6.—EXHIBITS

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
2.3(3)	Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen
3.1(4)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2(5)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(8)	Summary of Outside Director and Executive Officer Compensation

10.2(9)	1999 Non-Employee Director Stock Option Plan

10.3(10)	Fourth Amendment to Lease Agreement dated July 31, 2005, between Middlefield II LLC and Ditech Communication Corporation.

10.4(11)	2005 New Hire Stock Option Plan.

10.5(11)	Form of Stock Option Agreement under the 2005 New Hire Stock Option Plan.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8) Incorporated by reference from the description under Item 1.01 in Ditech’s Current Report on Form 8-K (File No. 000-26209), filed August 1, 2005.

(9) Incorporated by reference to the appendix with corresponding description from Ditech’s Proxy Statement (File No. 000-26209), filed with the SEC on August 16, 2005.

(10) Incorporated by reference from the exhibit with corresponding description from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed August 23, 2005.

(11) Incorporated by reference from the exhibit with corresponding description from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed November 15, 2005.

**  The certification attached as Exhibit 32 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Ditech for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Communications Corporation
Date: December 8, 2005	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT LIST

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
2.3(3)	Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen
3.1(4)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2(5)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(8)	Summary of Outside Director and Executive Officer Compensation

10.2(9)	1999 Non-Employee Director Stock Option Plan

10.3(10)	Fourth Amendment to Lease Agreement dated July 31, 2005, between Middlefield II LLC and Ditech Communication Corporation.

10.4(11)	2005 New Hire Stock Option Plan.

10.5(11)	Form of Stock Option Agreement under the 2005 New Hire Stock Option Plan.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8) Incorporated by reference from the description under Item 1.01 in Ditech’s Current Report on Form 8-K (File No. 000-26209), filed August 1, 2005.

(9) Incorporated by reference to the appendix with corresponding description from Ditech’s Proxy Statement (File No. 000-26209), filed with the SEC on August 16, 2005.

(10) Incorporated by reference from the exhibit with corresponding description from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed August 23, 2005.

(11) Incorporated by reference from the exhibit with corresponding description from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed November 15, 2005.

**  The certification attached as Exhibit 32 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Ditech for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.