Form 10-Q
period 2006-01-31
DITECH COMMUNICATIONS CORP
filed 2006-03-09
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). YES ☐   NO ☒

As of February 28, 2006, 32,340,623 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

 Item 1 —Financial Statements

Ditech Communications Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
Revenue	$13,995	$21,310	$34,865	$71,103
Cost of goods sold	4,280	4,788	10,608	16,491

Gross profit	9,715	16,522	24,257	54,612

Operating expenses:
Sales and marketing	4,234	4,164	12,692	11,722
Research and development	4,479	4,499	13,211	12,016
General and administrative	1,720	2,017	5,291	5,300
Amortization of purchased intangible assets	246	—	575	—
In-process research and development	—	—	700	—

Total operating expenses	10,679	10,680	32,469	29,038

Income (loss) from operations	(964)	5,842	(8,212)	25,574
Other income, net	1,175	747	3,154	1,685

Income (loss) from continuing operations before benefit from income taxes	211	6,589	(5,058)	27,259
Provision (benefit) for income taxes	278	(524)	(1,668)	(36,047)

Income (loss) from continuing operations	(67)	7,113	(3,390)	63,306

Discontinued operations:
Income on disposition	—	23	—	94
Income tax benefit	—	—	—	(110)
Income from discontinued operations	—	23	—	204

Net income (loss)	$(67)	$7,136	$(3,390)	$63,510

Basic income (loss) per share:
From continuing operations	$(0.00)	$0.21	$(0.11)	$1.87
From discontinued operations	—	—	—	0.01
Basic net income (loss) per share	$(0.00)	$0.21	$(0.11)	$1.88

Diluted income (loss) per share:
From continuing operations	$(0.00)	$0.20	$(0.11)	$1.77
From discontinued operations	—	—	—	0.01
Diluted net income (loss) per share	$(0.00)	$0.20	$(0.11)	$1.78

Weighted shares used in per share calculation:
Basic	32,300	34,084	32,198	33,867
Diluted	32,300	35,498	32,198	35,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	January 31, 2006	April 30, 2005

Assets
Cash and cash equivalents	$25,331	$36,781
Short-term investments	97,208	98,853
Accounts receivable, net	3,122	9,318
Inventories	8,216	5,732
Deferred income taxes	4,836	4,836
Other current assets	2,234	1,561

Total current assets	140,947	157,081

Property and equipment, net	4,787	4,937
Goodwill	9,913	—
Purchased intangibles, net	3,626	—
Deferred income taxes	47,746	46,771
Other assets	378	931

Total assets	$207,397	$209,720

Liabilities and Stockholders’ Equity
Accounts payable	$1,879	$2,166
Accrued expenses	6,998	8,505
Deferred revenue	324	202
Income taxes payable	1,500	1,582
Total current liabilities	10,701	12,455

Long term accrued expenses	550	—

Common stock	291,780	287,068
Accumulated deficit	(93,147)	(89,757)
Deferred stock-based compensation	(2,483)	—
Other comprehensive loss	(4)	(46)

Total stockholders’ equity	196,146	197,265

Total liabilities and stockholders’ equity	$207,397	$209,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Communications Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended January 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(3,390)	$63,510
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,652	2,012
Loss from discontinued operations	—	344
Provision for doubtful accounts	(65)	—
Loss on disposal of fixed assets	—	159
Tax benefit from exercise of stock options	100	15,419
Deferred income taxes	(1,696)	(51,235)
Amortization of deferred stock-based compensation	634	—
Amortization of purchased intangibles	575	—
Amortization of Jasomi contingent consideration	395	—
In-process research and development	700	—
Other	79	418
Changes in assets and liabilities:
Accounts receivable	6,727	(10,617)
Inventories	(2,484)	(640)
Other current assets	(840)	(268)
Income taxes	(82)	(205)
Accounts payable	(783)	1,076
Accrued expenses and other	(2,035)	(944)
Deferred revenue	10	(1,783)

Net cash provided by operating activities	497	17,246

Cash flows from investing activities:
Purchases of property and equipment	(1,884)	(2,094)
Purchases of available for sale investments	(46,500)	(39,921)
Sales and maturities of available for sale investments	48,108	39,798
Proceeds from sale of discontinued operations	—	542
Acquisition of Jasomi Networks, Inc., net of cash received	(12,636)	—
Decrease in other assets	(47)	—

Net cash used in investing activities	(12,959)	(1,675)

Cash flows from financing activities:
Repurchase of common stock	—	(21,553)
Proceeds from employee stock plan issuances	1,012	10,042

Net cash provided by (used in) financing activities	1,012	(11,511)

Net (decrease) increase in cash and cash equivalents	(11,450)	4,060
Cash and cash equivalents, beginning of period	36,781	45,610

Cash and cash equivalents, end of period	$25,331	$49,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      DESCRIPTION OF BUSINESS

Ditech Communications Corporation (the “Company” or “Ditech”) designs, develops and markets telecommunications equipment for use in wireline, wireless, satellite and IP telecommunications networks. The Company’s products enhance and monitor voice quality and provide security in the delivery of voice services. The Company has established a direct sales force that sells its products in the U.S. and internationally. In addition, the Company is expanding its use of value added resellers and distributors in an effort to broaden its sales channels, and this expanded use of value added resellers and distributors has occurred primarily in the Company’s international markets.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of January 31, 2006, and for the three and nine month periods ended January 31, 2006 and 2005, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim periods ended January 31, 2006 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2005, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2005, file number 000-26209.

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

Reclassifications

Certain items in the condensed consolidated financial statements for the nine months ended January 31, 2005 have been reclassified to conform to classifications used in the current fiscal year.

Computation of Income (Loss) per Share

Basic income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted income per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding, including the dilutive effect of stock options, using the treasury stock method, and common stock subject to repurchase. Diluted loss per share is calculated excluding the effects of all common stock equivalents, which totaled 789,000 and 644,000 for the three and nine month periods ended January 31, 2006, as their effect would be anti-dilutive. Also potentially dilutive are $7.0 million of convertible debentures issued as part of the Jasomi Networks, Inc. (“Jasomi”) acquisition that either mature or convert into Ditech common stock at the election of the holder. The debentures potentially convert to a maximum of approximately 767,000 shares of common stock (see Note 3).

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
Net income (loss) per share, basic and diluted:
Income (loss) from continuing operations	$(67)	$7,113	$(3,390)	$63,306
Income from discontinued operations	—	23	—	204
Net income (loss)	$(67)	$7,136	$(3,390)	$63,510

Basic:
Weighted average shares of common stock outstanding	32,302	34,086	32,200	33,869
Less stock subject to repurchase	(2)	(2)	(2)	(2)
Shares used in calculation of basic per share amounts	32,300	34,084	32,198	33,867

Income (loss) from continuing operations	$(0.00)	$0.21	$(0.11)	$1.87
Income from discontinued operations	—	—	—	0.01
Net income (loss) per share	$(0.00)	$0.21	$(0.11)	$1.88

Diluted:
Shares used in calculation of basic per share amounts	32,300	34,084	32,198	33,867
Shares subject to repurchase	—	2	—	2
Dilutive effect of stock plans	—	1,412	—	1,910
Shares used in calculation of diluted per share amounts	32,300	35,498	32,198	35,780

Income (loss) from continuing operations	$(0.00)	$0.20	$(0.11)	$1,77
Income from discontinued operations	—	—	—	0.01
Net income (loss) per share	$(0.00)	$0.20	$(0.11)	$1.78

Comprehensive Income (Loss)

For the three and nine-month periods ended January 31, 2006, total comprehensive loss was ($63,000) and ($3.3) million, respectively. For the three and nine-month periods ended January 31, 2005, total comprehensive income was $7.1 million and $63.4 million, respectively. Total comprehensive income (loss) includes the impact of unrealized gains and losses on available-for-sale securities, net of tax.

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

If compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, the Company’s net income (loss) for the three and nine-month periods ended January 31, 2006 and 2005 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
Net income (loss) as reported	$(67)	$7,136	$(3,390)	$63,510

Add: Stock-based compensation expense included in reported net income (loss), net of applicable tax effects	163	—	393	—

Deduct: Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	(1,527)	(1,927)	(4,663)	(6,188)

Pro forma net income (loss)	$(1,431)	$5,209	$(7,660)	$57,322

Basic net income (loss) per share:

As reported	$(0.00)	$0.21	$(0.11)	$1.88

Pro forma	$(0.04)	$0.15	$(0.24)	$1.69

Diluted net income (loss) per share:

As reported	$(0.00)	$0.20	$(0.11)	$1.78

Pro forma	$(0.04)	$0.15	$(0.24)	$1.60

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

In December 2004, the FASB issued Statement No. 123(Revised 2004) “Share-Based Payment” (SFAS 123R) which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and, thus, will be effective for the Company beginning in fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company is currently evaluating the impact of SFAS 123R and SAB 107 on its financial position and results of operations. See “Accounting for Stock-Based Compensation” for information related to the pro forma effects on the Company’s reported net income (loss) and net income (loss) per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

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

3.                                      ACQUISITIONS

On June 30, 2005, the Company acquired privately-held Jasomi. Jasomi develops and sells session border controllers, which enable VoIP calls to traverse the network address translation (NAT) and firewall devices in customers’ networks, ensuring that reliable VoIP service can be provided to them. The combination of Ditech’s Packet Voice Processor and Jasomi’s session border control technology may enable Ditech to provide a comprehensive solution to VoIP carriers’ border services needs.

The preliminary merger consideration paid totaled $14.8 million and included a cash payment of $10.4 million that was paid at closing, an additional $2.0 million in cash that was placed in escrow, with the remainder consisting of the assumption of vested stock options, acquisition costs and net liabilities assumed. The escrowed cash shall be available to satisfy any claims for indemnification that Ditech may make for certain breaches of representations, warranties and covenants set forth in the acquisition agreements and any remaining and available amount in such escrow shall be distributed to the former Jasomi stockholders two years from the acquisition date. In addition, further merger consideration not yet recorded included $7.0 million in non-transferable convertible notes, divided into two tranches with principal amounts of $3.0 million and $4.0 million, respectively. The $3.0 million notes either mature or convert into Ditech common stock on the date one year or, at the election of the holder, two years from the closing date. The $4.0 million notes either mature or convert into Ditech common stock at the election of the holder two years from the closing date. The notes bear an interest rate of 5%, payable on maturity or conversion, and are convertible at $9.84 per share. The payment of the full $7.0 million principal amount of the convertible notes is contingent on the retention of a specified number of designated employees. In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), the Company has not recorded the $7.0 million as merger consideration as the Company believes the retention of the designated employees is not assured beyond a reasonable doubt. At the time these contingencies are satisfied, the Company will record the amounts due to the former non-employee Jasomi stockholders, if any, as goodwill. The portion of the notes that have been issued to employee-stockholders, totaling $947,000, is being amortized as compensation expense over the remaining life of each note. During the third quarter and first nine months of fiscal 2006, the Company recorded $234,000 and $395,000, respectively, of compensation expense related to the notes.

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

Goodwill originating from the Jasomi acquisition will not be amortized. Purchased intangible assets are being amortized on a straight-line basis over a period of four to five years. For the three and nine-months ended January 31, 2006, the Company recorded $246,000 and $575,000, respectively, of amortization of Jasomi acquisition-related intangibles.

For the three and nine-months ended January 31, 2006, the Company recorded $263,000 and $634,000, respectively, of compensation expense related to assumed unvested stock options and a restricted stock plan. The $2.5 million remaining balance of deferred stock-based compensation is reflected as a component of Stockholders’ Equity.

Since July 1, 2005, the results of operations of Jasomi have been included in the Company’s condensed consolidated statements of operations. Pro forma results of operations have not been presented, as the effect of this acquisition was not material.

4.                                      BALANCE SHEET ACCOUNTS

Inventories comprised (in thousands):

	January 31, 2006	April 30, 2005

Raw materials	$1,420	$667
Work in progress	—	72
Finished goods	6,796	4,993

Total	$8,216	$5,732

Accrued expenses comprised (in thousands):

	January 31, 2006	April 30, 2005

Accrued employee related	$2,835	$3,831
Accrued warranty	1,796	2,010
Accrued restructuring costs	228	228
Accrued professional services	680	561
Other accrued expenses	1,459	1,875

Total	$6,998	$8,505

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, were as follows (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005

Balance as of the beginning of the fiscal period	$1,796	$2,087	$2,010	$1,980
Provision for warranties issued during fiscal period	72	102	295	493
Warranty costs incurred during fiscal period	(72)	(102)	(295)	(341)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	—	—	(214)	(45)

Balance as of January 31	$1,796	$2,087	$1,796	$2,087

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

The following table shows the components of the gain from the disposal of the Company’s discontinued operations for the three and nine month periods ended January 31, 2006 and 2005 (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
Proceeds from sale	$—	$—	$—	$(55)
Less: Net book value of assets sold	—	—	—	—
Transaction costs	—	—	—	(68)
Gain (loss) on sale	—	—	—	13
Costs to exit remainder of optical business	—	(23)	—	(81)
Income (loss) on disposition	—	23	—	94
Tax provision (benefit)	—	—	—	(110)
Total gain (loss) on disposal	$—	$23	$—	$204

As of January 31, 2006, the Company has resolved all loss contingencies related to closing the optical business with the exception of certain matters related to the closure of one of the Company’s international optical operations, for which the Company has accrued $228,000. The Company expects to resolve this matter within the current fiscal year.

6.                                      BORROWING AGREEMENT

In September 2005, the Company renewed its $2.0 million operating line of credit with its bank. The renewed line of credit, which expires on July 31, 2006, carries the same basic terms as the original line of credit and financial covenants related to minimum effective tangible net worth and cash and cash equivalent and short-term investment balances. As of January 31, 2006, the Company had no borrowings outstanding under the line of credit.

7.                                      INCOME TAXES

The Company recorded tax expense (benefit) of $278,000 and ($1,668,000), respectively, for the three and nine-month periods ended January 31, 2006 resulting in effective tax rates of 132% and 33%, respectively. The effective tax rates for the third quarter and nine-month period were affected by non-deductible Jasomi acquisition-related charges, including the Company’s inability to deduct for tax purposes $700,000 for in-process R&D related to the acquisition of Jasomi. The Company recorded tax benefits of $524,000 and $36.0 million for the three and nine-month periods ended January 31, 2005, reflecting the reversal of a valuation allowance.

Tax benefits related to employee stock option and stock purchase plan transactions totaled $8,000 and $100,000, respectively, for the three and nine-month periods ended January 31, 2006 and $511,000 and $15.4 million, respectively, for the three and nine-month periods ended January 31, 2005, and increased additional paid-in capital.

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

8.                                      COMMITMENTS AND CONTINGENCIES

Lease Amendment

On September 22, 2005, the Company amended its facility lease which reduces the cost per square foot and extends the lease term through July 31, 2011, with an option to extend the term for an additional three years. As part of the agreement, the landlord provided $442,000 for tenant improvements.

At January 31, 2006, future minimum payments under the Company’s operating leases are as follows (in thousands):

Fiscal Year	January 31, 2006
2006 (remaining 3 months)	$255
2007	956
2008	958
2009	1,012
2010	1,058
Thereafter	1,371
Total	$5,610

Legal Proceedings

Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and its Chief Executive Officer and Chief Financial Officer. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW. This matter is at an early stage; no lead plaintiff has been selected, no consolidated complaint has been filed, no discovery has taken place and no trial date has been set. The Company intends to take all appropriate action in connection with the defense of the litigation. The Company cannot predict the outcome of the class action at this time.

On June 20, 2005, the first of two shareholder’s derivative complaints was filed in the California Superior Court for the County of Santa Clara. Both complaints are purportedly brought derivatively by shareholders on behalf of the Company against several executives of the Company and all members of its board of directors, and name the Company as a nominal defendant. The plaintiffs allege that the defendants breached their fiduciary duties to the Company in connection with alleged misrepresentations concerning VQA orders and the potential effect on the Company of the merger between Sprint and Nextel, that certain of the defendants improperly sold the Company stock while in possession of material nonpublic information, and that the defendants are liable to the Company for damages as a result thereof. Both lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Derivative Litigation, No. 105-CV-043429. The defendants filed a demurrer to the consolidated complaint, and the consolidated action was subsequently voluntarily dismissed without prejudice.

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

The Company’s revenue from external customers by geographic region, based on ship to destination, was as follows (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005

USA	$13,548	$18,922	$31,455	$65,944
Canada	63	1,164	1,907	1,720
Europe	108	320	1,162	1,116
Asia	26	867	70	2,107
Latin America	250	37	271	216

Total	$13,995	$21,310	$34,865	$71,103

Sales for the three months ended January 31, 2006 included sales to one customer that represented greater than 10% of total revenue (81.9%). Sales for the nine-month period ended January 31, 2006 included sales to one customer that represented greater than 10% of total revenue (80.0%). Sales for the three and nine-month periods ended January 31, 2005 each included sales to two customers (44.9% and 40.0%) and (43.1% and 43.7%), respectively, that represented greater than 10% of total revenue. As of January 31, 2006, the Company had two customers that represented greater than 10% of accounts receivable (45.4% and 36.2%). At April 30, 2005, two customers represented greater than 10% of accounts receivable (51.6% and 20.4%).

As of January 31, 2006 and April 30, 2005, the Company maintained its property and equipment in the following countries (in thousands):

	January 31, 2006	April 30, 2005

USA	$4,623	$4,896
Rest of World	164	41

Total	$4,787	$4,937

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

Overview

We design, develop and market telecommunications equipment for use in canceling echo and enhancing voice quality in voice calls over wireline, wireless and internet protocol (IP) telecommunications networks. Our products enhance and monitor voice quality and provide security in the delivery of voice services. Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our more recent product introductions have leveraged off the processing capacity of our newer hardware platforms to offer not only echo cancellation but also enhanced Voice Quality Assurance (VQA) features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility. We have directed the majority of our R&D spending since the beginning of fiscal 2005 towards the development of our Packet Voice Processor, a new product targeting Voice-over-Internet-Protocol (VoIP) based network deployments. The Packet Voice Processor introduces cost effective voice format transcoding capabilities and combines our VQA software and newly developed Packet Quality Assurance (PQA) technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter. Also targeting VoIP-based network deployments was our acquisition of Jasomi Networks, Inc. (Jasomi). Jasomi’s current session border controller product enables VoIP calls to traverse the network address translation (NAT) and firewall devices in customers’ networks, ensuring that reliable VoIP service can be provided to them. We plan to combine the Packet Voice Processor and session border controller technologies to provide a comprehensive solution to carriers’ border services needs.

Since becoming a public company in June 1999, our financial success has been primarily predicated on the success of the U.S. wire-line and more recently wireless carriers. Merger and acquisition activity among North American telecommunication service providers has affected our revenue this year as one of our two largest fiscal 2005 U.S. customers is involved in post-merger integration and orders from that customer in fiscal 2006 have been minimal. Our revenue will continue to be heavily influenced by the buying trends of Verizon Wireless, our largest customer in fiscal 2006. In an attempt to diversify our customer base, beginning in fiscal 2004 and throughout fiscal 2005, we added sales and marketing resources to increase our presence in the international marketplace and to focus on new large account opportunities in the United States. In the United States, we believe that our continued focus on voice quality in a competitive wireless services landscape and the expansion of wireless networks will be key factors in driving our revenue growth. Internationally, Orascom Telecom Holding (Orascom) became our largest VQA shipment to-date, as well as a step toward our goal of customer diversification. The VQA technology allows Orascom to provide voice quality over its network and to provide efficient spectrum utilization, thereby increasing its customers’ satisfaction and reducing the cost of building and deploying its network. The shipment is included in deferred revenue at January 31, 2006. We continue to focus on international mobile carriers who might best apply our VQA solution. We also expect that long-term opportunities for growth will occur in VoIP based network deployments as there appears to be a growing trend of service providers transitioning away from traditional circuit-switched network infrastructure to VoIP. Our Packet Voice Processor, which is in its beta phase, and our Session Border Controller (SBC), which is already commercialized, target these VoIP-based networks. Through the third quarter of fiscal 2006, we have recognized modest revenue from PeerPoint, our SBC product. Through the third quarter of fiscal 2006, we have not generated any revenue from the sale of our Packet Voice Processor, but we expect to generate nominal sales from it in the fourth quarter.

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

Acquisition History.  Our most recent acquisition, which occurred in June 2005, was our acquisition of Jasomi for approximately $14.8 million in cash, escrow payments, vested options assumed, acquisition costs, and net liabilities assumed plus $7.0 million in non-transferable convertible notes. The payment of the full $7.0 million principal amount of the convertible notes is contingent on the retention of a specified number of designated employees and is not reflected in the purchase price. We additionally issued shares of Ditech restricted stock to new employees hired as part of the merger. Jasomi developed and sold session border controllers, which enable VoIP calls to traverse the network address translation (NAT) and firewall devices in customers’ networks, ensuring that reliable VoIP service can be provided to them. The combination of Ditech’s Packet Voice Processor and Jasomi’s session border control technology may enable Ditech to provide a comprehensive solution to carriers’ border services needs. See Note 3 of Notes to the Condensed Consolidated Financial Statements.

Our Customer Base. Historically the majority of our sales have been to customers in the United States. These customers accounted for approximately 90% of our revenue in the first nine months of fiscal 2006, and 91% and 89% of our revenue in fiscal 2005 and 2004, respectively. However, sales to some of our customers in the U.S. may result in our products purchased by these customers eventually being deployed internationally. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of our newer voice processing products, which are targeted at GSM networks, international revenue will begin to become a larger percentage of our overall revenue.

Our revenue historically has come from a small number of customers. Sales for the nine-month period ended January 31, 2006 included sales to one customer that represented 80% of total revenue. Sales to our five largest customers accounted for approximately 90% of revenue in the first nine months of fiscal 2006, and 91% and 86% of our revenue in fiscal 2005 and 2004, respectively. Consequently, the loss of any one of these customers, without an offsetting increase in revenue from existing or new customers, would have a substantial negative effect on our business. This was evidenced in the first nine months of fiscal 2006 as revenue was approximately half of our revenue in the first nine months of fiscal 2005 primarily due to a lack of orders from one of our prior largest customers. This caused the nine month period ended January 31, 2006 to result in a net loss.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies that are outlined in our Form 10-K filed on July 14, 2005, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of January 31, 2006, we had deferred $8.2 million of revenue. To the extent that we have received cash for some or all of a given deferred revenue transaction, it is reported on the Condensed Consolidated Balance Sheet as a deferred revenue liability. However, to the extent that cash has not been collected against the deferred revenue transaction, the deferred revenue is reflected as a reduction in the corresponding account receivable balance. Of the $8.2 million of revenue deferred as of January 31, 2006, approximately $7.9 million was deferred due to contractually required installation or acceptance, and was primarily associated with our new international customer. The majority of the remaining deferred balance is associated with maintenance contracts and receivables whose collectibility is not reasonably assured. In dealing with smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

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

Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation allowances, we are constantly monitoring projected demand on a product by product basis. Based on these projections we evaluate the levels of allowances required both for inventory on hand, as well as inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying allowance requirements in a timely manner, sudden changes in future buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in some larger than anticipated write-downs being recognized, such as the OC-3 write-down recorded in fiscal 2002. In the case of the OC-3 write-down, the complete pull back from the forecasted demand by the primary customer for this product resulted in a $3.5 million write-down of the OC-3 inventory. However, beginning in 2003, the addition of a few new major customers helped to utilize a large portion of the inventory that had been written down resulting in approximately $2.2 million and $455,000 of previously written down inventory being sold in fiscal 2004 and 2003, respectively. For the nine months ended January 31, 2006 and 2005, we sold $323,000 and $713,000, respectively, of previously written-down inventory.

Goodwill—Our methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi was determined through established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We will test goodwill for impairment on an annual basis in the fourth quarter of our fiscal year or more frequently if indicators of potential impairment arise.  The goodwill recorded in the Condensed Consolidated Balance Sheet as of January 31, 2006 was $9.9 million.

Cost of Warranty— At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on our products ranging from one to five years. The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures, which would result in a decrease in gross profits. As of January 31, 2006, we had recorded $1.8 million of accruals related to estimated future warranty costs. See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

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

Beginning in fiscal 2002, we determined that a valuation allowance against our then existing deferred tax asset position was necessary. We based this decision on the fact that in the fourth quarter of 2002, we generated sufficient operating losses on a tax basis to fully recover all taxes paid in prior years. In addition, our expectations of limited profitability, if any, due to the softness in the telecommunication industry during fiscal 2003, combined with the significant tax losses generated by the sale of our echo cancellation software technology led us to conclude that the recovery of our deferred tax assets was no longer more likely than not. In the second quarter of fiscal 2005, based on the level of historical taxable income and projections for future taxable income over the periods that our deferred tax assets are deductible, we determined that it was more likely than not that our deferred tax assets would be realized. We therefore released the valuation allowance of $51.6 million in fiscal 2005.

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

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	30.6	22.5	30.4	23.2
Gross profit	69.4	77.5	69.6	76.8
Operating expenses:
Sales and marketing	30.2	19.5	36.4	16.5
Research and development	32.0	21.1	37.9	16.9
General and administrative	12.3	9.5	15.2	7.4
Amortization of purchased intangibles	1.8	—	1.6	—
In-process R&D	—	—	2.0	—
Total operating expenses	76.3	50.1	93.1	40.8
Income (loss) from operations	(6.9)	27.4	(23.5)	36.0
Other income, net	8.4	3.5	9.0	2.3
Income (loss) from continuing operations before provision for (benefit from) income taxes	1.5	30.9	(14.5)	38.3
Provision for (benefit from) income taxes	2.0	(2.5)	(4.8)	(50.7)
Income from continuing operations	(0.5)	33.4	(9.7)	89.0
Income (loss) from discontinued operations, net of tax	—	0.1	—	0.3
Net income (loss)	(0.5)%	33.5%	(9.7)%	89.3%

THREE AND NINE MONTHS ENDED JANUARY 31, 2006 AND 2005.

Revenue.

					Increase (Decrease) From Prior Year,
	Three months ended January 31,		Nine months ended January 31,		3 Month	9 Month
$s in thousands	2006	2005	2006	2005	Period	Period
Revenue	$13,995	$21,310	$34,865	$71,103	$(7,315)	$(36,238)

The decrease in revenue during the third quarter and first nine months of fiscal 2006 was due to a lack of orders from one of our two largest customers and to a level of shipments to our other large customer more consistent with historical shipments to that customer. Sales to one customer accounted for approximately 82% of our revenue in the third quarter of fiscal 2006 while sales to two large customers accounted for 85% of our revenue in the third quarter of fiscal 2005. For the first nine months of fiscal 2006, sales to one customer accounted for 80% of our revenues as compared to sales to two customers accounting for 87% of revenue for the first nine months of fiscal 2005. The primary source of product revenue has come from our Broadband Voice Processor Flex (“BVP-Flex”) Echo Cancellation System, which was introduced in the third quarter of fiscal 2004 and has become the primary system purchased by our U.S. customers over the last eight quarters.

Geographically, our third quarter of fiscal 2006 revenue remained primarily U.S. at 97% of total worldwide revenue compared to U.S. sales of 89% realized in the third quarter last year. U.S. revenue for the first nine months of fiscal 2006 accounted for 90% of worldwide revenue compared to 93% in the first nine months of fiscal 2005.

We continue to believe the VQA presents material revenue opportunities, and we will therefore continue to invest in our international infrastructure and in customer trials. Although we expect that sales of our BVP-Flex to U.S. customers will continue to represent the majority of our revenue in the foreseeable future, we expect to recognize $3 - $4 million of VQA revenue in the fourth quarter.  We expect revenue in the fourth quarter of fiscal 2006 to increase by approximately 30% compared to the third quarter.

Cost of Goods Sold.

					Increase (Decrease) From Prior Year,
	Three months ended January 31,		Nine months ended January 31,		3 Month	9 Month
$s in thousands	2006	2005	2006	2005	Period	Period
Cost of Goods Sold	$4,280	$4,788	$10,608	$16,491	$(508)	$(5,883)

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold was primarily driven by the decrease in business volume during the third quarter and first nine months of fiscal 2006 as compared to the third quarter and first nine months of fiscal 2005. However, cost of goods sold did not decrease in direct proportion to the decrease in sales due to the fact that our manufacturing overhead and installation service costs are relatively fixed, thus holding the overall decrease in cost of goods sold below the rate of revenue reduction. We would expect that cost of goods sold will continue to follow the general trend in revenue.

Gross Profit.

					Increase (Decrease) From Prior Year,
	Three months ended January 31,		Nine months ended January 31,		3 Month		9 Month
$s in thousands	2006	2005	2006	2005	Period		Period
Gross Profit	$9,715	$16,522	$24,257	$54,612	$(6,807)		$(30,355)
Gross Margin %	69.4%	77.5%	69.6%	76.8%	(8.1	)%pts	(7.2	)%pts

The primary reason for the decrease in gross margin in the third quarter and first nine months of fiscal 2006 was the relatively fixed manufacturing overhead and installation service costs, which represented a higher percentage of revenue as revenue decreased during the third quarter and first nine months of fiscal 2006. In addition, for the third quarter and first nine months of fiscal 2006, gross margins were unfavorably impacted by customer and product mix, which included the impact of the higher standard cost of the Flex 400 sales relative to the standard cost of BVP-Flex. The Flex 400 combines echo cancellation technology with our VQA suite of voice enhancement software to provide quality enhancement. We expect that gross margins will be in the high 60%s in the coming quarter based on forecasted product and customer mix. Over the next several quarters, if we are successful in international deployment, we expect to experience pricing pressures as we expand the distribution of our products through value-added resellers and distributors.

Sales and Marketing.

					Increase (Decrease) From Prior Year,
	Three months ended January 31,		Nine months ended January 31,		3 Month		9 Month
$s in thousands	2006	2005	2006	2005	Period		Period
Sales & Marketing Expense	$4,234	$4,164	$12,692	$11,722	$70		$970
% of Revenue	30.3%	19.5%	36.4%	16.5%	10.7	%pts	19.9	%pts

Sales and marketing expenses consist primarily of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. In the third quarter and first nine months of fiscal 2006, salary and related expense increased $681,000 and $1.3 million, respectively, due primarily to incremental hiring of international sales and pre-sales support staff as well as for the additional employees acquired from Jasomi. Those costs included stock-based compensation, convertible debenture amortization and other compensation expense associated with the Jasomi acquisition discussed in more detail in “Acquisition-Related Compensation Expense” below. During the first nine months of fiscal 2006, we incurred incremental costs of approximately $380,000 for participation in trade shows primarily showcasing our Packet Voice Processor applications although there were not significant incremental expenditures in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. Travel and related costs declined $211,000 in the third quarter compared to the same quarter last year due to the timing of some events and changes in personnel but increased $358,000 in the nine month period compared to the same period last year due to support required for international product evaluations of our VQA applications. Those increases were partially offset by an increase in absorption of service expenses to cost of sales of $131,000 and $363,000, respectively, in the third quarter and first nine months of fiscal 2006 due to installation support requirements at our largest customer. Amortization of demonstration and field units previously being used in customer demonstrations and trials declined by $104,000 and $455,000, respectively, in the third quarter and first nine months of fiscal 2006. During the first quarter of fiscal 2006, we aggressively pursued the return of this equipment, which was previously being amortized, when customer demonstrations and trials were completed. Finally, we reduced our competitor equipment purchases in the third quarter and first nine months of fiscal 2006 by $163,000 and $256,000, respectively. From time-to-time, depending on releases of new products, we may purchase competitor equipment to evaluate performance and features versus our own products. We expect sales and marketing expenses will increase in the fourth quarter of fiscal 2006 due to the timing of trade shows and expected international sales agent fees.

Research and Development.

					Increase (Decrease) From Prior Year,
	Three months ended January 31,		Nine months ended January 31,		3 Month		9 Month
$s in thousands	2006	2005	2006	2005	Period		Period
Research & Development Expense	$4,479	$4,499	$13,211	$12,016	$(20)		$1,195
% of Revenue	32.0%	21.1%	37.9%	16.9%	10.9	%pts	21.0	%pts

Research and development expenses consist primarily of personnel costs, contract consultants, and materials and supplies used in the development of voice processing products. Salary and related costs increased $456,000 and $1.7 million, respectively, in the third quarter and first nine months of fiscal 2006 compared to the same periods in fiscal 2005. Those increases in spending were primarily associated with our research and development efforts for our new packet-based voice products and include the incremental salaries and stock-based and other compensation associated with the Jasomi acquisition discussed in more detail in “Acquisition-Related Compensation Expense” below. Depreciation, facilities, information technology related costs and maintenance on software and equipment used by the engineering departments accounted for an aggregate increase of $69,000 and $795,000, respectively, for the third quarter and first nine months of fiscal 2006 due, in large part, to the increased demands from the larger engineering workforce needed to support our existing voice products, as well as our move into packet-based voice products which required purchases of lab equipment. Travel related expense increased $56,000 and $186,000, respectively, for the third quarter and nine month period due to increased support of field trials and travel between our Canada location and our California headquarters. For the third quarter and nine month period, those increases were partially offset by decreases of $498,000 and $1.0 million, respectively, in outside service expense. That expense declined based on our stage in Packet Voice Processor development and our hiring of additional regular employees to complete the work. Additionally, for the nine month period, our purchases of prototype equipment supporting voice processing product development declined by $403,000 as the earlier stages of the development of our chassis, interface and processing cards required more prototypes. There was no meaningful change in our purchases of prototype equipment supporting voice processing product development between the third quarter of fiscal 2006 and the third quarter of fiscal 2005. We expect flat to slightly higher research and development spending as we continue to spend incrementally on the development of our Packet Voice Processor and session border controller products.

General and Administrative.

					Increase (Decrease) From Prior Year,
	Three months ended January 31,		Nine months ended January 31,		3 Month		9 Month
$s in thousands	2006	2005	2006	2005	Period		Period
General & Administrative Expense	$1,720	$2,017	$5,291	$5,300	$(297)		$(9)
% of Revenue	12.3%	9.5%	15.2%	7.5%	2.8	%pts	7.7	%pts

General and administrative expenses consist primarily of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. Compared to fiscal 2005, consulting costs related to Sarbanes-Oxley compliance costs declined $396,000 and $441,000, respectively, in the third quarter and first nine months of fiscal 2006. Those reductions were offset by the cost of legal work related to the class action lawsuits, which resulted in an increase of $170,000 and $425,000, respectively, in the third quarter and first nine months of fiscal 2006. We expect general and administrative expenses to be approximately the same as the third quarter of fiscal 2006.

Acquisition-Related Compensation Expense.

For the third quarter and nine months ended January 31, 2006, we recorded $263,000 and $634,000, respectively, of compensation expense related to the vesting of assumed stock options and the restricted stock grants made in connection with the Jasomi acquisition. Deferred stock-based compensation represents the intrinsic value of the unvested portion of options assumed and restricted shares granted to Jasomi employees and is amortized to research and development expense and sales and marketing expense over the corresponding vesting periods. See Note 3 of Notes to the Condensed Consolidated Financial Statements.

Stock-based compensation charges included in operating expenses were as follows:

	Three months ended January 31,	Nine months ended January 31,
$’s in thousands	2006	2006

Sales and marketing	$77	$179
Research and development	186	455

Total	$263	$634

For the third quarter and nine months ended January 31, 2006, we additionally recorded $234,000 and $395,000, respectively, of compensation expense related to the portion of convertible debentures issued to employee-stockholders. The compensation expense is being amortized to research and development expense and sales and marketing expense over the lives of the convertible debentures. See Note 3 of Notes to the Condensed Consolidated Financial Statements.

Convertible debenture amortization included in operating expenses was as follows:

	Three months ended January 31,	Nine months ended January 31,
$’s in thousands	2006	2006

Sales and marketing	$221	$368
Research and development	13	27

Total	$234	$395

Amortization of purchased intangible assets.

	Three months ended January 31,	Nine months ended January 31,
$’s in thousands	2006	2006

Amortization of purchased intangible assets	$246	$575
% of revenue	1.8%	1.6%

In the third quarter and first nine months of fiscal 2006, we recorded amortization of purchased intangible assets related to the Jasomi acquisition. Purchased intangible assets are being amortized to operating expense over their estimated useful life which ranges from four to five years.

In-process research and development.

	Three months ended January 31,	Nine months ended January 31,
$’s in thousands	2006	2006

In-process research and development	$—	$700
% of revenue	0.0%	2.0%

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

The 30% cost of capital used to discount estimated cash flows reflects the estimated time to complete the projects and the level of risk involved.

Other Income, Net.

					Increase (Decrease) From Prior Year,
	Three months ended January 31,		Nine months ended January 31,		3 Month		9 Month
$s in thousands	2006	2005	2006	2005	Period		Period
Other income, net	$1,175	$747	$3,154	$1,685	$428		$1,469
% of Revenue	8.4%	3.5%	9.0%	2.4%	4.9	%pts	6.7	%pts

Other income, net consists of interest income on our invested cash and cash equivalent and short-term investment balances and nominal foreign currency activities. The third quarter and first nine months of fiscal 2006 increase in other income, net was primarily attributable to higher interest income, due to a significant improvement in the return on our invested cash.

Income Taxes.

					Increase (Decrease) From Prior Year,
	Three months ended January 31,		Nine months ended January 31,		3 Month		9 Month
$s in thousands	2006	2005	2006	2005	Period		Period
Provision for (benefit from) income taxes	$278	$(524)	$(1,668)	$(36,047)	$802		$34,379
% of Revenue	2.0%	(2.5)%	(4.8)%	(50.7)%	4.4	%pts	45.9	%pts

Income taxes consist of federal, state and foreign income taxes. The tax provision (benefit) for the third quarter and nine months ended January 31, 2006 resulted in effective tax rates of 132% and 33%, respectively. The effective tax rates for those periods were affected by non-deductible Jasomi acquisition-related charges, including our inability to deduct for tax purposes $700,000 for in-process R&D related to the acquisition of Jasomi. Our tax benefits for the three and nine-month periods ended January 31, 2005 reflected the reversal of a valuation allowance.

Our tax benefits related to employee stock option and stock purchase plan transactions totaled $8,000 and $100,000, respectively, for the three and nine-month periods ended January 31, 2006 and $511,000 and $15.4 million, respectively, for the three and nine-month periods ended January 31, 2005.

The acquisition of Jasomi resulted in a reduction in deferred tax assets of $720,000, due to acquired non-deductible intangible assets partially offset by Jasomi’s net operating loss carryforward.

Income from Discontinued Operations.

	Three months ended January 31,	Nine months ended January 31,
$’s in thousands	2005	2005

Income from discontinued operations	$23	$204
% of revenue	0.1%	0.3%

Income from discontinued operations for the nine months ended January 31, 2005 is net of an $110,000 income tax benefit related to the reversal of our valuation reserve on deferred tax assets. There was no discontinued operations activity in the first nine months of fiscal 2006. See Note 5 of Notes to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2006, we had cash and cash equivalents of $25.3 million as compared to $36.8 million at April 30, 2005. Additionally we had short-term investments of $97.2 million as of January 31, 2006 as compared to $98.9 million at April 30, 2005. We currently have a $2 million line of credit facility with our bank.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Nine Months Ended January 31,		Increase (Decrease) from Prior Year
$s in thousands	2006	2005
Cash flow from operating activities	$497	17,246	$(16,749)

The reduction in our cash flow from operations reflects the overall decrease in our operating results due in large part to decreased product shipments to our two largest customers from fiscal 2005. This cash flow reduction was partially offset by a favorable trend in accounts receivable. Our average days sales outstanding at January 31, 2006 improved to approximately 20 days from 37 days at April 30, 2005. We expect our cash flows from operations for the remainder of the fiscal year to be positive based on our projected revenue growth. Over the longer-term, our entry into new customer markets internationally, where payment terms are somewhat longer, and our introduction of the packet voice processor, which may require us to increase inventory levels, may adversely impact cash flows from operations.

	Nine Months Ended January 31,		Increase (Decrease) from Prior Year
$s in thousands	2006	2005
Cash flow from investing activities	$(12,959)	(1,675)	$(11,284)

The increase in our cash outflows from investing activities during fiscal 2006 was due in large part to our acquisition of Jasomi on June 30, 2005 which used approximately $12.6 million of cash. This increase in outflows was partially offset by higher cash inflows in fiscal 2006 from the net sales of short-term investments. We also used $1.9 million of cash for purchases of property and equipment primarily to support new product introductions. We plan to continue to invest in capital assets related to new product introductions at levels similar to the first nine months of the year.

	Nine Months Ended January 31,		Increase (Decrease) from Prior Year
$s in thousands	2006	2005
Cash flow from financing activities	$1,012	(11,511)	$12,523

Through the first nine months of fiscal 2005, we repurchased $21.6 million of our common stock. We completed the stock repurchase program by the end of fiscal 2005. Partially offsetting the cash outflow from common stock repurchases, proceeds from stock option and stock purchase plan activities were $10.0 million in the first nine months of fiscal 2005. In the first nine months of fiscal 2006, stock options and stock purchase plan proceeds were $1.0 million. The limited level of option activity in fiscal 2006 was largely due to a large portion of the options being out-of-the-money or only marginally in-the-money due to the year-over-year decline in our stock price. Although we expect to continue to have positive cash flows from financing activities due to employee stock plan activity, the level of cash flow will vary depending on market conditions.

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

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years

Operating leases	$5,610	$947	$1,977	$2,134	$552
Purchase commitments	3,949	3,949	—	—	—

Total	$9,559	$4,896	$1,977	$2,134	$552

In addition, as part of the optical sale agreement with JDSU, JDSU had the right to require us to indemnify JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, and certain costs incurred by JDSU in connection with the performance of certain warranty obligations relating to optical products that we sold prior to July 16, 2003. We and JDSU are currently evaluating the remaining obligations of each party, but have not reached agreement.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 90% of our revenue in the first nine months of fiscal 2006 and 91% and 86% of our revenue in fiscal 2005 and 2004, respectively. Our largest customer accounted for approximately 80% of our revenue in the first nine months of fiscal 2006. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction or completion of a network expansion or upgrade. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.

Since the beginning of calendar year 2004, North American telecommunication service providers have been involved in a series of merger and acquisition activities and some affected telecommunication service providers are still assessing the network technology and deployment plans. In any merger, product purchases for network deployment may be reviewed, postponed or canceled based on revised plans for technology or network expansion for the merged entity, which we believe has happened at Nextel, leading to the majority of our decline in revenue in the first nine months of fiscal 2006. If this situation occurs at other customers, it may result in the delay of product purchases or the loss of those customers.

WE ARE RELIANT SOLELY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

We expect that, at least through fiscal 2006, our sole business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, could limit the rate of growth of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for products we sold in fiscal 2005 and in the first nine months of fiscal 2006, which are deployed in wireline networks. Although we have begun to distribute for trial our Packet Voice Processor for use in the VoIP market, we expect to generate only nominal revenue in the fourth quarter of fiscal 2006.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND WE ANTICIPATE THAT THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue significantly declines in a quarter, as we experienced in the second half of fiscal 2001, again in the second quarter of fiscal 2002 and again in the first nine months of fiscal 2006, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price. For example, when we announced in May 2005 that we expected our revenue for the first quarter of fiscal 2006 would be less than half of our revenue in the last quarter of fiscal 2005, our stock price dropped from a closing price of $12.59 just prior to our announcement to a closing price of $7.79 per share on the day following our announcement.

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

Sales of our products typically come from our major customers ordering large quantities when they deploy a switching center. Consequently, we may get one or more large orders in one quarter from a customer and then no orders in the next quarter. As a result, our revenue may vary significantly from quarter to quarter.

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE WHICH COULD CAUSE OUR SALES TO DECLINE.

We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. Although we believe we will meet our product introduction timetables, there is no guarantee that delays will not occur. We realized our first modest levels of revenue from our new voice quality features, which are being offered on our BVP-Flex and Quad Voice Processor (QVP) voice processing hardware platforms, in the fourth quarter of fiscal 2004 and are currently experiencing numerous customer evaluations of these features around the world. These evaluations have taken longer than we first anticipated. We expect more significant levels of revenue from these new features in the fourth quarter of fiscal 2006. However, should the customer evaluation process become further protracted or the product not meet the customers’ expectations, the timing of our realization of any revenues from these new products could be delayed or not materialize at all.

The Packet Voice Processor provides voice processing functionality to enable the deployment of end-to-end VoIP services. This is the first packet-based product developed by us. In the first quarter of fiscal 2006, we began to beta trial our Packet Voice Processor. In this initial trial, we learned of enhanced requirements from our customer, and the trial has not concluded. We may have similar experiences in subsequent trials. The product may not be accepted in the market due to feature or capabilities mis-matches with customer requirements, pricing of the product, or limitations of our sales and marketing organizations to properly interact with customers to communicate the benefits of the product.

We have in the past experienced, and in the future may experience, unforeseen delays in the development of our new products. For example, an unexpected drop in demand for our OC-3 product led to the write down of $3.5 million of excess inventory in the third quarter of fiscal 2002. Although we were eventually able to sell this product after having written it down, there can be no assurances that we will be able to sell additional written-down units in the future.

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

Our success will continue to depend in large part on development, expansion and/or upgrade of voice and communications networks. We are subject to risks of growth constraints due to our current and planned dependence on U.S. and international telecommunications service providers. In fiscal 2001, for example, we experienced, as did other companies in our sector, a slowdown in infrastructure spending by our customers. These potential customers may be constrained for a number of reasons, including their limited capital resources, economic conditions, changes in regulation and mergers or consolidations which we have seen in North America since calendar year 2004.

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

WE CURRENTLY ARE, AND IN THE FUTURE MAY BE, SUBJECT TO SECURITIES CLASS ACTION LAWSUITS DUE TO DECREASES IN OUR STOCK PRICE.

We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in May 2005, we announced that we expected our first quarter fiscal 2006 revenue to be approximately one half of our last quarter fiscal 2005 revenue, and our stock price declined dramatically. On June 14, 2005, a lawsuit entitled Richard E. Jaffe v. Ditech Communications Corp., Timothy K. Montgomery and William J. Tamblyn, Case No. C 05 02406 was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and our Chief Executive Officer and Chief Financial Officer. Several similar lawsuits have been filed, and expect that additional similar suits may subsequently be filed in the same court, and that all of the cases will be consolidated into a single action. In addition, a shareholder’s derivative suit was filed against our directors and the same two executive officers, and has named Ditech nominally as a defendant, making similar allegations. This shareholder’s derivative suit was subsequently voluntarily dismissed without prejudice, which means that the shareholder is able to refile the shareholder’s derivative suit at any time. We cannot predict the outcome of the lawsuits. If our stock price declines substantially in the future, we may be the target of similar litigation. The current, and any future, securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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

THERE IS RISK THAT WE WILL NOT BE ABLE TO FULLY UTILIZE THE DEFERRED TAX ASSETS RECORDED ON OUR BALANCE SHEET.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” we are required to establish a valuation allowance against our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. At January 31, 2006, we had $52.6 million in net deferred tax assets, which we believe are realizable based on the requirements of SFAS 109. However, because we incurred pre-tax losses in the first and second quarters of fiscal 2006, have shown volatile operating results in the past and because there is no guarantee that the amount and timing of our net profits will be sufficient to fully utilize our deferred tax assets, there is a risk that we will have to record valuation allowances in the future. Moreover, there is a risk that unfavorable audits by government agencies or change of ownership limitations (Section 382) may reduce the value of our deferred tax assets. If any of these events were to occur, our financial results for one or more periods would be adversely affected.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term investment portfolios. Our cash, cash equivalents and short-term investments are primarily maintained at four major financial institutions in the United States. As of January 31, 2006, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempt to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year are considered short-term investments. Our short-term investments consist primarily of U.S. Government securities and corporate bonds, as well as, commercial paper, asset backed securities and certificates of deposit. Short-term investments are maintained at one major financial institution, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value.

The following table presents the hypothetical changes in fair values of our investments as of January 31, 2006, based on discounted cash flow calculation over the remaining term of each investment that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of January 31, 2006	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Total investments	$97,208	$97,208	$97,208	$97,208	$97,208	$97,208	$97,208

There is no change in the hypothetical values of our investments at January 31, 2006 because nearly all of our short-term investments are in auction rate securities, the principal of which is not sensitive to interest rate changes.

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

The following table presents our cash equivalents and short-term investments subject to interest rate risk and their related weighted average interest rates as of January 31, 2006 and April 30, 2005 (in thousands). Carrying value approximates fair value.

	January 31, 2006		April 30, 2005
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$25,331	3.58%	$36,781	1.62%
Short-term investments	97,208	4.37%	98,853	2.97%

Total	$122,539	4.20%	$135,634	2.61%

To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign invoices are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

Item 4—Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2006. Based on this evaluation, Messrs. Montgomery and Tamblyn concluded that our disclosure controls and procedures were effective to provide a reasonable assurance that the information required to be disclosed by us in our reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For example, controls can be circumvented by a person’s individual acts, by collusion of two or more people or by management override of the control. Because a cost-effective control system can only provide reasonable assurance that the objectives of the control system are met, misstatements due to error or fraud may occur and not be detected.

In addition, we reviewed our internal control over financial reporting, and there were no changes in our internal control over financial reporting during the quarter ended January 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 20, 2005, the first of two shareholder’s derivative complaints was filed in the California Superior Court for the County of Santa Clara. Both complaints are purportedly brought derivatively by shareholders on behalf of Ditech against several executives of Ditech and all members of its board of directors, and name Ditech as a nominal defendant. The plaintiffs allege that the defendants breached their fiduciary duties to Ditech in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel, that certain of the defendants improperly sold Ditech stock while in possession of material nonpublic information, and that the defendants are liable to Ditech for damages as a result thereof. Both lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Derivative Litigation, No. 105-CV-043429. The defendants filed a demurrer to the consolidated complaint, and the consolidated action was subsequently voluntarily dismissed without prejudice on February 14, 2006.

Item 2.—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.—DEFAULTS ON SENIOR SECURITIES

None.

Item 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.—OTHER INFORMATION

None.

Item 6.—EXHIBITS

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
2.3(3)	Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen
3.1(4)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2(5)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(8)	Offer Letter, executed February 4, 2006, between Ditech and Gary Testa.
10.2(8)	2005 New Hire Stock Option Plan, as amended.
10.3(9)	Form of Stock Option Agreement under the 2005 New Hire Stock Option Plan.
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8) Incorporated by reference from the exhibit with corresponding description from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed February 9, 2006.

(9) Incorporated by reference from the exhibit with corresponding description from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed November 15, 2005.

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

Date: March 9, 2006	Ditech Communications Corporation
	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT LIST

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
2.3(3)	Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen
3.1(4)	Restated Certificate of Incorporation of Ditech Communications Corporation
3.2(5)	Bylaws of Ditech Communications Corporation, as amended and restated on March 28, 2002
3.3(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(8)	Offer Letter, executed February 4, 2006, between Ditech and Gary Testa.
10.2(8)	2005 New Hire Stock Option Plan, as amended.
10.3(9)	Form of Stock Option Agreement under the 2005 New Hire Stock Option Plan.
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8) Incorporated by reference from the exhibit with corresponding description from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed February 9, 2006.

(9) Incorporated by reference from the exhibit with corresponding description from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed November 15, 2005.

**  The certification attached as Exhibit 32 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Ditech for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.