Form 10-K
period 2006-04-30
DITECH NETWORKS INC
filed 2006-07-07
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From To

COMMISSION FILE NUMBER: 000-26209

DITECH NETWORKS, INC.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer. or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $152,934,006 as of October 31, 2005 based upon the closing price on the Nasdaq National Market reported for such date. Excludes an aggregate of 8,102,703 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any such person should not be construed to indicate that a determination has been made that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares outstanding of the Registrant’s Common Stock as of June 23, 2006 was 32,466,282 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2006 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

DITECH NETWORKS, INC.

FORM 10-K

Trademarks:

Ditech and the Fern logo are registered trademarks of Ditech Networks. VQA and PeerPoint are trademarks of Ditech Networks. This Annual Report on Form 10-K also includes trademarks of companies other than Ditech.

i

Ditech Networks, Inc.

Part I

Item 1—Business

This Annual Report contains forward-looking statements that relate to future events or future financial performance. In some cases, forward looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “targets”, “predicts”, “intends”, “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under “Item 1A—Risk Factors” and elsewhere in this Annual Report. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

Where we use the words “Ditech,” “we” “our” or similar expressions, we are referring to Ditech Networks, Inc. and each of our wholly-owned subsidiaries. Our fiscal year ends on April 30. Consequently, when we refer to a specific fiscal year we are referring to the 12 months ended on April 30 of that year. For example, fiscal 2006 means the 12 months ended April 30, 2006.

General

Ditech Networks, Inc. is a global telecommunications equipment supplier for voice networks. Our solutions enable service providers to deliver consistently clear, secure, end-to-end communications to their customers worldwide. Our voice quality products include echo cancellers, which are used to effectively eliminate echo, a significant problem in existing and emerging voice networks. In the second half of 2004, we introduced a new line of voice quality products that incorporate both echo cancellation and a new generation of voice quality enhancement technology called Voice Quality Assurance (VQA). VQA addresses various voice quality issues in wireline and wireless networks, including a broader spectrum of echo, background noise and inconsistent voice levels. Over the last three fiscal years, voice quality products, which include our echo cancellation and VQA platforms, have comprised substantially all of our revenue. Beginning in the second half of fiscal 2004 and continuing through fiscal 2006, we have been developing a new platform, the Packet Voice Processor, which represents our entry into service providers’ Internet Protocol (IP) networks using Voice over Internet Protocol (VoIP) technology. The Packet Voice Processor incorporates our VQA technology and newly developed Packet Quality Assurance (PQA) technology to address voice quality issues. In addition, we acquired Jasomi Networks, Inc. (Jasomi) in the first quarter of fiscal 2006. Jasomi developed and sold session border controllers that enable VoIP calls to traverse the network address translation (NAT) and protect networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. Through July 16, 2003, we also developed and marketed optical subsystem communications products through our wholly owned subsidiary, Altamar Networks, Inc. However, on July 16, 2003, we completed the sale of our optical subsystem communications business and have therefore presented the optical business as discontinued operations in this Annual Report on Form 10-K.

We market our products domestically through a direct sales force and, to a lesser extent, through distributors. Internationally, we market our products through the combination of a direct sales force, value-added resellers, system integrators and agents.

Ditech was originally incorporated as Phone Info., Inc. in July 1983 and subsequently changed its name to Automated Call Processing Corporation, Inc. In March 1997, Automated Call Processing Corporation sold portions of its business and merged with its wholly owned subsidiary, and the surviving entity was renamed Ditech Corporation. Ditech Corporation reincorporated in Delaware in April 1999 and changed its name to Ditech Communications Corporation. In May 2006, Ditech Communications Corporation changed its name to Ditech Networks, Inc.

Mobile Voice Quality Market

Market Size and Characteristics

While we supply voice processing products to the wireline network, our primary market is mobile operators. Mobile networks are currently estimated to have nearly 2.3 billion subscribers worldwide and recent market research reports indicate that this subscriber base is still growing at a significant rate. Global System for Mobile Communications, commonly referred to as GSM, is the predominant technology for mobile communications outside the United States and is growing in popularity domestically. Code-Division Multiple Access, commonly referred to as CDMA, is an alternative mobile technology used primarily in the U.S. and Korea and a number of smaller networks in other parts of the world. Mobile networks are composed of three distinct types of equipment: (1) Radio Access Network (Cellular towers, base station with radio equipment, backhaul equipment and lines to carry traffic back to the switching site and the base station controllers); (2) Mobile Switching Center (MSC) with switching equipment; and (3) Inter MSC network to connect switching sites across the carrier’s geographical coverage area.

Service Providers Challenges—Improving Voice Quality and Lowering Costs

Voice quality is a key competitive differentiator for telecommunication service providers. To deliver excellent voice quality, service providers must eliminate a variety of voice anomalies that include hybrid and acoustic echo, background noise, and inconsistent voice levels.

In addition to delivering excellent voice quality, carriers in a fiercely competitive environment are seeking to lower the capital and operating costs of their voice networks. Service providers are demanding equipment with greater capacity as well as smaller physical size as space in service provider facilities and central offices becomes more crowded. Service providers are also interested in monitoring voice quality throughout their network so they can rapidly address quality issues and guarantee Quality of Service to their subscribers.

The need to lower the cost of deploying and operating a mobile voice network is even greater in many international markets where carriers are expanding to reach low-income subscribers. The Radio Access Network, with nearly 70% of overall equipment and installation costs, dominates the cost of deployment in a mobile network. To lower costs, international carriers are utilizing various forms of voice compression to reduce radio bandwidth and infrastructure costs. Voice compression enables carriers to serve more subscribers with less bandwidth. The drawback of these compression technologies, however, is that they can degrade voice quality. Therefore, carriers are seeking solutions that enable them to deploy voice compression while still guaranteeing good voice quality.

Eliminating Hybrid and Acoustic Echo

It is important to understand the factors that affect voice quality in mobile calls. There are two types of echo in networks: Hybrid Echo and Acoustic Echo. Hybrid Echo is generated within a telecommunications network and results from signal reflection at the “hybrid,” commonly the point where two wires of the local network meet the four wires of the long distance network. Echo becomes noticeable whenever the one-time delay of a rebounded voice signal exceeds 25 milliseconds. If the delay exceeds 32 milliseconds, the quality of the voice call begins to degrade creating an echo, which is reflected back to the person speaking and can become an annoyance during the call. When these echo problems are present, people describe the effect as their voices sounding hollow or like someone talking in a tunnel. Acoustic echo is caused by the sound generated on the speaker device of a telephone or mobile handset being reflected from surfaces such as walls, or being conducted by the device and then captured by the microphone on the same device. Acoustic echo behavior is more diverse since the resulting echo is driven by the specific physical characteristics of the room and the mechanical properties of the device.

Delays, either due to a long transmission path, as in a long distance telephone call, or due to the complex signal hand-off from one network to another, exacerbate the effect of echo. As the telecommunications network moves to adopt VoIP, additional delay will be added to the call transmission path. Therefore, carriers are looking for comprehensive, long-range solutions to eliminate echo from their networks.

Reducing Background Noise and Maintaining Consistent Voice Levels

To ensure delivery of excellent voice quality, service providers strive to eliminate background noise and inconsistent voice levels. Background noise is a particularly acute problem in mobile voice networks, where users are attempting to use their wireless handset in noisy environments, such as in an airport terminal, on a noisy street or in a crowded restaurant. Background noise also affects the performance of voice transmission in mobile networks that utilize voice compression, as the noise consumes valuable bandwidth. Inconsistent voice levels also degrade voice quality in mobile networks. Variations in voice levels occur when calls are routed between the networks of different service providers, particularly on international calls, resulting in the voice of the speaker often being too high or too low for comfortable listening.

Our Voice Quality Solutions

We design, develop, and market stand-alone and system-based voice quality enhancement products for mobile networks throughout the world. Our products feature high-capacity, high-availability hardware systems coupled with a sophisticated array of voice enhancement and monitoring software to enhance the quality of voice communications.

The key benefits of our voice processing solutions include:

Voice Quality Assurance (VQA) technology.   Our VQA technology integrates voice quality enhancement features with the some of the latest voice processor technology to improve the sound quality of voice calls in all telecommunications networks but especially mobile networks. VQA’s general features include noise reduction, acoustic echo cancellation, voice level control, and enhanced listener intelligibility.

Network capacity expansion.   Our VQA technology enables mobile carriers to deploy lower-cost, bandwidth-saving compression technologies while still maintaining good voice quality. Our VQA technology also enables mobile carriers to deploy a capacity-saving technology called DTX (Discontinuous Transmission). Human conversations typically occupy a phone call 50% of the time for each person. Mobile networks use DTX to stop radio transmission during silent periods. Background noise renders the process of detecting these silent periods more difficult, thus reducing the effectiveness of DTX, increasing radio network traffic and usurping capacity. Our VQA technology detects and minimizes this background noise.

Time-to-market advantage.   Our core technology uses intelligent software algorithms, which are a sophisticated process or set of rules for our software to address an array of voice quality problems, running on off-the-shelf electronic integrated circuits and digital signal processors. Competitive voice processing solutions using application specific integrated circuits are more expensive to design, require more development time and are difficult to upgrade. Our approach leverages rapid technological advances in the commercial integrated circuit and digital signal processor industries, which in turn enable us to invest resources in the development of additional voice quality algorithms to support the growing needs of the telecommunication and networking marketplace. As a result, we believe that we are able to deliver high performance products to market with shorter product development cycles and lower investments in capital equipment than alternative solutions.

Lower total cost of ownership.   Our compact system design allows us to offer voice processing products with some of the highest voice processing capacities currently available based on a seven-foot industry standard equipment rack located in service providers’ central offices or remote facilities. This higher capacity represents cost and space savings for service providers. Our newer generation products also offer highly efficient cabling and network equipment installation, saving service providers even more space and installation costs. Our products are designed to allow service providers to remotely download and upgrade software via the Internet without interrupting network service or dispatching a technician to the remote site, which also lowers the cost of ownership.

Remote monitoring and service assurance.   Our real-time monitoring technology, known as Voice Quality Monitoring (VQM), allows remote monitoring of voice quality data in real-time. Service providers can use this technology to identify problems remotely and address them proactively. We are also able to assist our customers on-line during this process. As a result, service providers can improve performance levels and monitor voice quality on a consistent basis.

Our Mobile Voice Quality Products

Our voice quality products are designed to solve voice quality issues, such as echo, background noise and inconsistent voice levels primarily in mobile networks (Our products also serve wireline and satellite networks). Our echo cancellation product family includes a mixture of both single and multi-port, stand-alone echo cancellers and several broadband, system-based products. In fiscal 2004, we consolidated many of our previous generation product lines enabling customers to migrate to newer, lower cost and higher performance platforms. This also enabled us to reduce costs by streamlining on-going development and increasing manufacturing volumes on fewer hardware components. As part of this consolidation process, we announced last-buy periods for our 18T1, 18E1, Quad I T1, Quad I E1, BBEC, OC-3, STM-1, SX-30 and SX-24 echo cancellation systems. We ceased selling these products following last-buy periods ending, depending on the product, between November 2004 and June 2006. In fiscal 2004, we announced the availability of two new voice processing platform families. Unlike our previous products that were designed for echo cancellation only, the new voice processing platforms are designed to support a larger variety of voice processing algorithms, such as the features in VQA. These products are the Quad Voice Processor (QVP), with four T1 or E1 interfaces, and the Broadband Voice Processor-Flex (BVP-Flex) with high capacity any-to-any interfaces such as DS-3, STS-1, OC-3 and STM-1. Both platforms can be factory configured to support a wide range of computational power and can be field upgraded to support the purchase of new software features.

Our Current Mobile Voice Quality Products

The following table summarizes our current mobile voice quality products.

Product	Description	Functionality
Quad II T1	Single module including four independent T1 echo cancellers supporting North American markets	• Hybrid Echo Cancellation and built-in voice enhancement technology • Cancels 480 T1 lines per rack
Quad II E1	Single module including four independent E1 echo cancellers supporting international markets and North American gateway applications	• Hybrid Echo Cancellation and built-in voice enhancement technology • Cancels 480 E1 lines per rack
Quad Voice Processor (QVP)—T1	Narrowband Voice Processor with four independent T1 voice processing modules that support both hybrid echo cancellation and the extensive suite of VQA software	• High capability voice enhancement technology with industry leading algorithms for noise reduction, level control, acoustic echo control and noise compensation through enhanced voice intelligibility
• Processes 480 T1 lines per rack
Quad Voice Processor (QVP)—E1	Narrowband Voice Processor with four independent E1 voice processing modules that support both hybrid echo cancellation and the extensive suite of VQA software	• High capability voice enhancement technology with industry leading algorithms for noise reduction, level control, acoustic echo control and noise compensation through enhanced voice intelligibility
• Processes 480 E1 lines per rack
Broadband Voice Processor-Flex (BVP-Flex)

Broadband Voice Processor System with flexible resource cards that permit up to six times the computational power of the previous generation BVP platform with continued support for a wide range of interface support, targeted at both North American and international network operators

•  Supports up to 2016 channels per system,

•  Three systems per shelf

•  Transmux capability for OC-3/STM1/DS-3/STS1

•  Supports both hybrid echo and full VQA features in a variety of hardware and software configurations

VoIP Market: Border Solutions and Services Market

Market Size and Characteristics

There is a growing trend of wireline service providers transitioning away from traditional circuit-switched network infrastructure to VoIP. VoIP offers service providers’ customers an increase in features and functionality while enabling the service providers to simplify network operations, reduce capital expenditures and increase service revenue.

Our primary focus in our VoIP business is the Border Solutions and Services Market. The “border” is the demarcation between the local access network and the VoIP core transport network. Carriers are currently deploying key voice processing devices, such as session border controllers and media gateways, at the borders of their VoIP networks. These devices translate and process calls originating in circuit-based and packet-based access networks, and pass them into the core VoIP network for further processing and eventual service delivery to VoIP subscribers. Sales for all Border network devices, including session border controllers and media gateways, were estimated at $1.2 billion in calendar year 2005 and expected to grow to $2.5 billion by calendar year 2006. We believe the VoIP border is emerging as the key location in the network to ensure voice quality and security.

VoIP Service Provider Challenges

Voice Quality

As carriers seek to move mainstream telephone subscribers to their new VoIP service, they must offer the same level of voice quality and service these subscribers have been accustomed to with their circuit-based service. “Toll-quality” service is the industry term for telephone service that always works and is always high quality. To provide toll-quality service, VoIP carriers must address a number of traditional voice challenges and additional challenges associated with transporting voice over a data network.

Traditional Voice Quality Challenges.   To become a universal, mainstream service, VoIP must interconnect calls to the wireless and public switch networks (PSTN) from which the majority of subscribers originate and receive phone calls. As VoIP calls are connected to wireless and PSTN networks, call quality can be degraded by the same voice quality issues that affect circuit-based calls; that is, echo, background noise, and inconsistent voice levels. In fact, VoIP adds more delay to the transmission path of a call and in many cases this delay increases the negative effects of these voice anomalies, especially echo.

Packet Loss, Packet Delay.   In the VoIP network, voice is packetized and transported in a best-available routing method. Packets can be lost or delayed during VoIP routing resulting in degradation of call quality.

Voice compression translation.   As VoIP becomes more widely deployed, carriers will be challenged to support different types of VoIP media streams, including compressed voice, or codec, technologies. VoIP carriers, therefore, will seek a means to normalize or translate these codecs before they are transported into the core network.

End-to-end Service Delivery

As voice is packetized and transported within the “open,” best-available routing world of VoIP, carriers must ensure calls can traverse network boundaries and barriers, including traditional data firewalls. End-to-end service delivery, therefore, becomes a significant challenge to establishing mainstream VoIP service.

Security

VoIP represents a fundamental change in the way voice is transported. In the circuit-based world, voice is transported over dedicated circuits with dedicated bandwidth allocated to each call. In VoIP, voice runs on a network originally built to transport data where no one entity controls the end-to-end path the data travels. While this VoIP data network offers many cost-savings advantages, by its very nature the VoIP network is more open and prone to some of the same security issues faced by users of computers—issues like viruses, spam, and various forms of network attack and personal identity theft. Therefore, as carriers move to take advantage of the cost efficiencies of VoIP, they must ensure that their networks guarantee a secure environment to VoIP subscribers.

Our VoIP Solutions

We design, develop and market systems that ensure service providers can provide consistently clear, secure, end-to-end VoIP communications to their customers throughout the world. Our products feature high-capacity, high-availability hardware systems coupled with a sophisticated array of voice enhancement and monitoring software to enhance the quality and delivery of voice communications. Our Packet Voice Processor is currently in beta stage and we continue to develop features as we review and clarify customer requirements. PeerPoint, our session border controller product, is currently available.

The key currently or planned to be available benefits of our VoIP solutions include:

Toll-quality voice service.   Our Packet Voice Processor system incorporates our VQA functionality. The VQA features on the Packet Voice Processor improve voice quality in a call and offer noise reduction, enhanced voice intelligibility, voice level control and acoustic and hybrid echo cancellation capabilities. Our PQA features address quality issues specific to VoIP calls such as packet loss, delay and jitter, and reduce the effects of these impairments to improve call quality and clarity. The following voice quality enhancement features are currently or planned to be available in the Packet Voice Processor:

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

•       Hybrid echo cancellation. The echo that occurs at the 2-wire to 4-wire conversion point in a PSTN network becomes even more noticeable when packet delay is added in an IP network. The Packet Voice Processor is designed to eliminate hybrid echo from end-to-end calls that traverse a PSTN hybrid network.

End-to-end connectivity.   Our Packet Voice Processor, when deployed at the border between networks, supports a wide array of codecs from the customer premises or network edge and normalizes incoming codec types before transmission to the IP backbone. This may also eliminate service providers’ need to convert one compressed voice format to another (transcoding) at VoIP service points such as conferencing servers, media servers and voice portal servers, hence saving the service providers costs and allowing for easier deployment and integration of additional enhanced VoIP service platforms in the future. The Packet Voice Processor also provides a full suite of VQA technology features to ensure the delivery of consistently high voice quality in VoIP deployments.

Lower Border network costs.   Our Packet Voice Processor is purpose-built to support large-scale, high-capacity voice processing at the VoIP network Border. One equipment bay (7 foot) of our Packet Voice Processor, for example, supports 48,000 VoIP sessions. Combined with its sophisticated array of voice enhancement and voice monitoring capabilities, deployment of the Packet Voice Processor represents a major capital and operating expense savings for VoIP carriers.

Secure voice service.   The success of any VoIP network depends on being able to make the right connections without having to redefine the infrastructure or compromise security. Our PeerPoint Session Border Controller helps enterprises and carriers connect diverse equipment, traverse firewalls and network boundaries, reduce bandwidth costs, and prevent Denial of Service attacks.

Our VoIP Products

Because of the high expectations of their customers, VoIP service providers are working to provide a service level that is as good as, or better than, services offered over traditional circuit-switched networks. Leveraging our VQA technology and new PQA technology, which addresses packet loss and jitter, we believe that our newest product platform, the Packet Voice Processor, addresses these voice quality issues. Our Packet Voice Processor is currently in beta stage and we sold our first beta unit in the fourth quarter of fiscal 2006.

The success of a voice or video IP network largely depends on being able to make the right connections without having to redefine infrastructure or compromise security. Our PeerPoint Session Border Controller, acquired in the Jasomi business transaction, is aimed at enabling enterprises and carriers to connect diverse equipment, traverse firewalls, operate in environments prone to security breaches, reduce bandwidth costs, and prevent Denial of Service attacks.

The following table summarizes our current mobile Voice-over-IP products and currently or planned to be available features.

Product	Description	Functionality
PeerPoint C100 (Session Border Controller)

The PeerPoint Session Border Controller enables enterprises and carriers to connect diverse equipment, traverse firewalls, operate in environments prone to security breach, reduce bandwidth costs, and prevent Denial of Service attacks, and is targeted at both North American and international network operators

• Session control • Security • NAT/Firewall traversal • Peering
Packet Voice Processor

The Packet Voice Processor delivers packet voice processing for an IP network, offering a comprehensive set of voice processing features that ensure consistent, clear voice quality while maximizing carrier service offerings. These features include any-to-any codec transcoding for wireline and wireless networks, our VQA software suite, our PQA software suite, and an advanced voice quality monitoring capability. The carrier-grade system offers scalable VoIP processing with Gigabit Ethernet connectivity, targeted at both North American and international network operators

• 48,000 VoIP sessions per 7’ rack • Any-to-any codec transcoding • Advanced voice quality enhancement • Sophisticated voice quality monitoring and packet quality assurance

Customers

Voice processing customers.   Our active voice processing customer base has increased to approximately 120 customers in fiscal 2006 from 80 customers in fiscal 2005, primarily as a result of new session border controller customers. While we added new customers in fiscal 2006 and we continued to do business with major North American long distance companies, the vast majority of our domestic revenue was generated from sales to Verizon Wireless. Verizon Wireless accounted for 79% of our total worldwide revenue in fiscal 2006 compared to 49% in fiscal 2005. As a result of Nextel’s merger with Sprint, our fiscal 2006 revenue from Nextel was nominal compared to 37% of our total worldwide revenue in fiscal 2005. Our next four largest customers accounted collectively for 9% of our total company revenue in fiscal 2006. All of our revenue is from external customers. Our revenue, net income (loss) and total assets for the last three years are set forth in our financial statements included in Item 8 of this Annual Report on Form 10-K.

We market our products, both domestically and internationally; information by geographic region with respect to revenues from external customers and long-lived assets, is set forth in Note 13 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Historically, the majority of our sales have been to customers in the U.S. These customers accounted for approximately 87%, 91% and 89%, of our revenue in fiscal 2006, 2005 and 2004, respectively. Virtually all of our long-lived assets are located in the U.S. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Growth and Operating Results Subject to Risk—We May Experience Unforeseen Problems As We Diversify Our International Customer Base, Which Would Impair Our Ability To Grow Our Business” for a discussion of risks associated with both domestic and international operations.

Backlog.   Our backlog for voice processing products was approximately $18.7 million and $1.3 million as of the first business day of June 2006 and 2005, respectively. Our backlog consists of (1) orders confirmed with a purchase order for product from which we expect to recognize revenue within 120 days to customers with approved credit status, (2) shipments classified as deferred revenue, which we expect to recognize as revenue within 120 days, and (3) deferred maintenance revenue, which we expect to recognize within 120 days. A shipment is classified as deferred revenue when an installation is required by the customer. Backlog at June 1, 2006 excludes $6.0 million of orders for which shipment dates are undefined or which extend beyond 120 days. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules, we do not believe that our backlog as of any particular date is necessarily predictive of actual net sales for any future period.

Research and Development

We have engineering departments dedicated to and focused on designing and developing next generation voice processing products for both circuit-switched and VoIP networks. Our research and development expenses for fiscal 2006, 2005 and 2004, were approximately $17.9 million, $15.8 million and $10.7 million, respectively. The increase in spending in fiscal 2006 was largely due to incremental payroll and other compensation expense associated with our acquisition of Jasomi and the depreciation of lab equipment purchased to support our Packet Voice Processor development. The increase in spending in fiscal 2005 was primarily due to incremental headcount and outside services required for the development of our Packet Voice Processor. Our research and development efforts are driven by market demand and customer feedback. We have created a structured process for undertaking all product development projects. Following an assessment of market demand, our research and development team develops a set of functional product specifications based on input from our product management, sales and post-sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market. As of April 30, 2006, we had 79 employees in Research and Development and we believe that retaining those personnel and recruiting new personnel, as necessary, will be essential to our continued success. See “Item 1A—Risk Factors” below for a discussion of risks related to timely specification and development of products for commercial viability.

Manufacturing

We operate as a “virtual” manufacturing organization by relying on contract manufacturers to assemble our voice processing products. Our contract manufacturers manufacture our products based on rolling forecasts provided by us. The rolling forecasts we submit to our contract manufacturers are based on our expectations of customer and, in the case of prototypes or lab equipment, internal demand. We normally ship to our customers within 7 to 10 days of receiving an order. We generally do not own the products or components until they are shipped to us. In certain circumstances, we may be liable to our contract manufacturers for carrying and obsolete material charges for excess components purchased based on our forecasts. We perform final test, configuration and shipping functions for our voice processing products. Our raw materials are procured from outside suppliers, primarily through our contract manufacturers. Several components used in our products are sole sourced. We closely monitor supplies of parts and supplier lead times in an attempt to mitigate the risk of component availability affecting our ability to deliver product to our customers. In cases where we believe that a particular sole source component is too critical or expensive to replace and we believe that there may be availability issues, we have, and will continue to, buy components in excess of our immediate needs to help mitigate the risk of component shortages in the future. In procuring digital signal processors for our echo cancellation products, we and our contract manufacturers rely on Texas Instruments as our sole supplier, as our software license agreement with Texas Instruments stipulates that we will only use their processors to run the licensed Texas Instruments software. Our future success will depend in significant part on our ability to obtain components on time, at competitive prices, and in sufficient quantities to meet demand. Although we believe that there are currently ample supplies of components, we have experienced part shortages in prior years, which had a direct impact on revenues and results of operations and we may experience such shortages again in the future. See “Item 1A—Risk Factors” below for a discussion of risks related to manufacturing our products.

We are ISO 9001:2000 and ISO 14001:1996 certified and require that our contract manufacturers are ISO 9000:2000 registered as a condition of qualification. As part of our 14001-certified management system and our overall commitment to the environment we are investigating the requirements set forth by the RoHS directive, which restricts the use of certain hazardous substances in electrical and electronic equipment. Based on some independent industry benchmarking, and guidance offered by the UK’s Department of Trade and Industry, we believe that our product, telecommunication network infrastructure equipment, qualifies for the lead-in-solder exemption of the RoHS directive. Consequently, we are pursuing what is commonly called “5 of 6” compliance for the July 2006 implementation deadline. We will continue to monitor the evolution of the EC/95 and related industry activities and will take appropriate compliance action for those products that we sell into EU countries and territories. Effective January 1, 2006, we began shipping Waste Electrical and Electronic Equipment (WEEE) compliant product as referenced in EC/96. We will continue to monitor the evolution of the EC/96 and related industry activities and will take appropriate compliance actions for those products that we sell into EU countries and territories.

Sales and Marketing

We primarily rely on our direct sales force to sell our voice processing products domestically and on a combination of a direct sales force, value-added resellers, distributors and sales agents internationally. We have continued to expand our network of value-added resellers, distributors, and sales agents that sell our products internationally, and continued to enhance our web site marketing. In fiscal 2006, we hired marketing personnel to focus on product development strategy and brought on additional sales and marketing personnel through our acquisition of Jasomi. In fiscal 2005, we hired additional international sales and pre- and post-sales support staff as well as domestic sales and pre- and post-sales support staff focused on specific domestic opportunities. In addition, during fiscal 2006 and 2005, we expanded our domestic and international trade show participation to further strengthen our presence in the echo cancellation marketplace, to launch our new Packet Voice Processor and market our PeerPoint C100. See “Item 1A—Risk Factors” below for a discussion of risks related to effectively marketing and selling our products.

Acquisitions and Dispositions

Our strategy is to increase new product development both through internal staffing and, when potential acquisitions provide us with a critical new product and/or a decided time-to-market advantage, through acquisitions.

On June 30, 2005, we acquired Jasomi for $10.4 million in cash plus $7.0 million in non-transferable convertible notes. In addition, we transferred $2.0 million into an escrow account to secure indemnification obligations for breaches of representations and warranties made by Jasomi and certain of its affiliates, and the portion of the escrowed amount, if any, remaining after all claims are made against the escrow, will also be paid to the former stockholders of Jasomi. We also assumed all of the Jasomi stock options outstanding on the date of the closing, which converted into options to acquire, in the aggregate, 191,111 shares of Ditech common stock. In addition, we established a restricted stock plan and issued restricted common stock and restricted stock units to Jasomi employees and employees of a Canadian affiliate of Jasomi in the aggregate amount of 393,212 shares of Ditech common stock. We believe the combination of our Packet Voice Processor and Jasomi’s session border control technology, which enables VoIP calls to traverse the network address translation (NAT) and protects networks from external attacks by admitting only authorized sessions, thus ensuring that reliable VoIP service can be provided to them, will enable us to provide a comprehensive solution to carriers’ border service needs. See also Note 6 of Notes to the Consolidated Financial Statements.

We will continue to look to acquire companies that meet market attractiveness and strategic fit criteria. Acquisitions involve numerous risks, which are more fully discussed in “Item 1A—Risk Factors—Acquisitions and Investments May Adversely Affect Our Business.”

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

•       Technical support and service;

•       Complete system integration and turnkey network delivery;

•       Financing;

•       Credibility to deliver large scale solutions; and

•       Incumbent network deployments.

Although we believe that we currently compete favorably with respect to all of these factors, we may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. We expect that competition will increase in the future.

Our principal competitors for stand-alone echo and voice quality products in circuit-switched networks are NMS Communications Corporation and Tellabs. However, the primary competition in the voice processing market comes from voice switch manufacturers, of which there are several companies competing in this space, the more formidable of which are Nortel, Lucent, Nokia, Ericsson Siemens, Huawei, ZTE and Alcatel. These switch manufacturers do not independently sell echo cancellation products or compete in the open echo cancellation market; however, they integrate echo cancellation functionality within their switch product offerings, either as hardware modules or as software running on chips. A widespread adoption of internal echo cancellation solutions could present a competitive threat to us by eliminating demand for our echo cancellation system products.

Our principal competitors in the VoIP space include Sonus Networks, Nortel, Lucent, Alcatel, Cisco, Huawei, Siemens, Audiocodes, Acme Packet, Juniper (Kagoor), many mid-sized companies and other startups that offer session border controller products. Large OEMs that offer media gateway products such as Nortel, Lucent and Cisco are also potential competitors as our packet products are deployed in networks where equipment from these suppliers is already in the network and where we may affect the long-term incremental deployment of their products.

Many of our competitors and potential competitors have substantially greater name recognition and technical, financial, marketing, purchasing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, devote greater resources to the development, promotion and sale of products, or deliver competitive products at a lower price. We may not be able to compete successfully against our current or future competitors. See “Item 1A—Risk Factors” below for a discussion of risks related to resources needed to compete globally.

Patents and Intellectual Property Rights

Our future success will depend, in part, on our ability to protect our intellectual property. We rely primarily on nondisclosure agreements as well as copyright, trademark, trade secret laws, and other methods to protect our proprietary voice processing technologies and processes, and in the future we may utilize patents, where applicable and available. Nevertheless, such measures may not be adequate to safeguard the proprietary technology underlying our voice quality products.

In connection with the sale of our echo cancellation intellectual property to Texas Instruments in April 2002, we secured a long-term license of the echo cancellation software from Texas Instruments. The license had an initial four-year royalty-free period after which, in March 2006, we (1) extended the royalty-free period through December 31, 2007 primarily to support Ditech’s remaining warranty obligation for our end-of-life products and (2) negotiated new pricing based on the purchase of chips bundled with the echo software for our current products. We are dependent on the license of this technology and continued support from Texas Instruments, as it is the fundamental technology incorporated in our echo cancellation products.

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

Employees

As of April 30, 2006, we had 216 employees, 34 of whom were primarily engaged in operations, 79 in research and development, 78 in sales, marketing and technical support and 25 in finance and administration. Our employees are not represented by any collective bargaining agreement, and we have not experienced a work stoppage. We believe our employee relations are good.

Available Information

You may obtain a free copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports, which we make available as soon as reasonably practicable after our filing or furnishing of these reports with or to the SEC, through our website at www.ditechnetworks.com. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website should be deemed to be part of this Annual Report. The reports filed with the SEC are also available at www.sec.gov.

Item 1A—Risk Factors

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 88% of our revenue in fiscal 2006 and 91% and 86% of our revenue in fiscal 2005 and 2004, respectively. Our largest customer accounted for approximately 79% of our revenue in fiscal 2006. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.

Since the beginning of calendar year 2004, North American telecommunication service providers have been involved in a series of merger and acquisition activities and some affected telecommunication service providers are still assessing the network technology and deployment plans. In any merger, product purchases for network deployment may be reviewed, postponed or canceled based on revised plans for technology or network expansion for the merged entity. We believe this is what happened at Nextel when, in December 2004, they announced a plan to merge with Sprint. Consequently, our fiscal 2006 revenue from Nextel was nominal compared to 37% of our total worldwide revenue, or $34.9 million, in fiscal 2005.

WE ARE RELIANT PRIMARILY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

We expect that, at least through fiscal 2007, our primary business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, could limit the rate of growth of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for products we sold in fiscal 2006 and 2005, which are deployed in mobile and wireline networks. Although we have begun to distribute for trial our Packet Voice Processor for use in the VoIP market, we generated only nominal revenue in the fourth quarter of fiscal 2006.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND WE ANTICIPATE THAT THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue significantly declines, as we experienced in the first nine months of fiscal 2006, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price. For example, when we announced in May 2005 that we expected our revenue for the first quarter of fiscal 2006 would be less than half of our revenue in the last quarter of fiscal 2005, our stock price dropped from a closing price of $12.59 just prior to our announcement to a closing price of $7.79 per share on the day following our announcement.

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE WHICH COULD CAUSE OUR SALES TO DECLINE.

We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. Although we believe we will meet our product introduction timetables, there is no guarantee that delays will not occur. We realized our first modest levels of revenue from our new voice quality features, which are being offered on our BVP-Flex and Quad Voice Processor (QVP) voice processing hardware platforms, in the fourth quarter of fiscal 2004 and are currently experiencing numerous customer evaluations of these features around the world. These evaluations have typically taken longer than we first anticipated. We did, however, generate $3.5 million of revenue in our fourth quarter of fiscal 2006 from international customers that purchase the VQA platform. We expect more significant levels of revenue from these new features in the first half of fiscal 2007 based on our backlog. However, should the product not meet the customers’ expectations, the timing of our realization of any revenues from the VQA platform could be delayed or not materialize at all.

The Packet Voice Processor, currently in beta phase, provides voice processing functionality to enable the deployment of end-to-end VoIP services. This is the first packet-based product developed by us. The product may not be accepted in the market due to feature or capabilities mis-matches with customer requirements, pricing of the product, or limitations of our sales and marketing organizations to properly interact with customers to communicate the benefits of the product.

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

We depend heavily on key management and technical personnel for the conduct and development of our business and the development of our products. However, there is no guarantee that if we lost the services of one or more of these people for any reason, that it would not adversely affect our ability to conduct and expand our business and to develop new products. We believe that our future success will depend in large part upon our continued ability to attract, retain and motivate highly skilled technical employees. However, we may not be able to do so.

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

We face competition from two direct manufacturers of stand-alone voice processing products, Tellabs and Natural Microsystems. The other competition in these markets comes from voice switch manufacturers. These switch manufacturers do not sell voice processing products or compete in the stand-alone voice processing product market, but they integrate voice processing functionality within their switches, either as hardware modules or as software running on chips. A more widespread adoption of internal voice processing solutions would present an increased competitive threat to us, if the net result was the elimination of demand for our voice processing system products.

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

WE DO NOT HAVE THE RESOURCES TO ACT AS A SYSTEMS INTEGRATOR, WHICH MAY BE REQUIRED TO WIN DEALS WITH SOME LARGE U.S. AND INTERNATIONAL TELECOMMUNICATIONS SERVICES COMPANIES.

When implementing significant technology upgrades, large U.S. and international telecommunications services companies often require one major equipment supplier to act as a “systems integrator” (SI) to ensure interoperability of all the network elements. Normally the SI would provide the most crucial network elements and also take responsibility for the interoperation of their own equipment with the equipment provided by other suppliers. We are not in a position to take such a lead SI position and therefore we may have to partner with an SI (other, much larger, telecommunication equipment supplier) to have a chance to win with certain customers. As a result, we may experience delays in revenue because it could take a long time to agree to terms with the necessary SI. Moreover, there is no guarantee that we will reach agreement with a SI.

IF INCUMBENT AND EMERGING COMPETITIVE SERVICE PROVIDERS AND THE TELECOMMUNICATIONS INDUSTRY AS A WHOLE EXPERIENCE A DOWNTURN OR REDUCTION IN GROWTH RATE, THE DEMAND FOR OUR PRODUCTS WILL DECREASE, WHICH WILL ADVERSELY AFFECT OUR BUSINESS.

Our success will continue to depend in large part on development, expansion and/or upgrade of voice and communications networks. We are subject to risks of growth constraints due to our current and planned dependence on U.S. and international telecommunications service providers. In fiscal 2001, for example, we experienced, as did other companies in our sector, a slowdown in infrastructure spending by our customers. These potential customers may be constrained for a number of reasons, including their limited capital resources, economic conditions, changes in regulation and mergers or consolidations which we have seen in North America since calendar year 2004. New service provides (E.g., Skype, Google and Yahoo) are beginning to compete against our traditional customers with new business models that are substantially reducing the prices charged to end users. This competition may force network operators to reduce capital expenditures.

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

In April 2002, we sold our echo cancellation software technology and future revenue streams from our licenses of acquired technology to Texas Instruments, in return for cash and a long-term license of the echo cancellation software. The license had an initial four-year royalty-free period after which, in March 2006, we (1) extended the royalty-free period through December 31, 2007 primarily to support Ditech’s remaining warranty obligation for our end-of-life products and (2) negotiated new pricing based on the purchase of chips bundled with the echo software for our current products. Although the licensing agreement has strong guarantees of support for the software used in our products, if Texas Instruments were to breach that agreement in some fashion, and not deliver complete and timely support to us, our success in the echo cancellation systems business could be adversely affected.

IF TEXAS INSTRUMENTS LICENSES ITS ECHO CANCELLATION SOFTWARE TO OTHER ECHO CANCELLATION SYSTEMS COMPANIES, THIS COULD INCREASE THE COMPETITIVE PRESSURES ON OUR ECHO CANCELLATION SYSTEMS BUSINESS.

Under the terms of the sale agreement of our echo cancellation software to Texas Instruments, Texas Instruments was precluded from licensing the software to two specified competitors for a period of four years from the date of the sale. If Texas Instruments were to license its echo cancellation software to other echo cancellation systems companies other than the two specified competitors, or beginning in April 2006 to either or both of the two specified competitors, it could increase the level of competition and adversely affect our success in our echo cancellation systems business.

SOME SUPPLIERS OF KEY COMPONENTS MAY REDUCE THEIR INVENTORY LEVELS WHICH COULD RESULT IN LONGER LEAD TIMES FOR FUTURE COMPONENT PURCHASES AND ANY DELAYS IN FILLING OUR DEMAND MAY REDUCE OR DELAY OUR EXPECTED PRODUCT SHIPMENTS AND REVENUES.

Although we believe there are currently ample supplies of components for our products, it is possible that in the near-term component manufacturers may reduce their inventory levels and require firm orders before they manufacture components. This reduction in stocking levels could lead to extended lead times in the future. If we are unable to procure our planned quantities of materials from all prospective suppliers, and if we cannot use alternative components, we could experience revenue delays or reductions and potential harm to customer relationships. An example of this risk occurred in the third quarter of fiscal 2001 as two suppliers supplying us with components used in our OC-3 product did not meet our total demand. As a result, the scheduled shipment of our OC-3 product was delayed, which contributed to our revenue shortfall in that quarter.

IF WE ARE UNSUCCESSFUL IN MANUFACTURING PRODUCT THAT COMPLIES WITH ENVIRONMENTAL REQUIREMENTS, IT MAY LIMIT OUR ABILITY TO SELL IN EUROPEAN UNION (EU) COUNTRIES AND TERRITORIES.

As part of our 14001-certified management system and our overall commitment to the environment we are investigating the requirements set forth by the RoHS directive. Based on some independent industry benchmarking, and guidance offered by the UK’s Department of Trade and Industry, we believe that our product, telecommunication network infrastructure equipment, qualifies for the lead-in-solder exemption of the RoHS Directive. Consequently, we are pursuing what is commonly called “5 of 6” compliance for the July 2006 implementation deadline. We will continue to monitor the evolution of the EC/95 and related industry activities and will take appropriate action for those products that we sell into EU countries and territories. Moreover, we will continue to monitor the evolution of the EC/96 and related industry activities and will take appropriate action for those products that we sell into EU countries and territories. There is no guarantee that we will be successful in complying with these evolving environmental requirements. If we are unsuccessful in complying with these environmental requirements, it would limit our ability to sell into EU countries and territories.

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

WE CURRENTLY ARE, AND IN THE FUTURE MAY BE, SUBJECT TO SECURITIES CLASS ACTION LAWSUITS DUE TO DECREASES IN OUR STOCK PRICE.

We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in May 2005, we announced that we expected our first quarter fiscal 2006 revenue to be approximately one half of our last quarter fiscal 2005 revenue, and our stock price declined dramatically. On June 14, 2005, a lawsuit entitled Richard E. Jaffe v. Ditech Communications Corp., Timothy K. Montgomery and William J. Tamblyn, Case No. C 05 02406 was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and our Chief Executive Officer and Chief Financial Officer. Several similar lawsuits were filed and all of the cases were consolidated into a single action. In addition, a shareholder’s derivative suit was filed against our directors and the same two executive officers, and named Ditech nominally as a defendant, making similar allegations. This shareholder’s derivative suit was subsequently voluntarily dismissed without prejudice, which means that the shareholder is able to refile the shareholder’s derivative suit at any time. We cannot predict the outcome of the lawsuits. If our stock price declines substantially in the future, we may be the target of similar litigation. The current, and any future, securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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

THERE IS RISK THAT WE WILL NOT BE ABLE TO FULLY UTILIZE THE DEFERRED TAX ASSETS RECORDED ON OUR BALANCE SHEET.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” we are required to establish a valuation allowance against our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. At April 30, 2006, we had $48.8 million in net deferred tax assets, which we believe are realizable based on the requirements of SFAS 109. However, because we incurred pre-tax losses in the first and second quarters of fiscal 2006, have shown volatile operating results in the past and because there is no guarantee that the amount and timing of our net profits will be sufficient to fully utilize our deferred tax assets, there is a risk that we will have to record valuation allowances in the future. Moreover, there is a risk that unfavorable audits of, for example, tax credit or NOL carryforwards by government agencies or change of ownership limitations (Section 382) may reduce the value of our deferred tax assets. If any of these events were to occur, our financial results for one or more periods would be adversely affected.

BEGINNING MAY 1, 2006, WE WILL BE REQUIRED TO RECORD COMPENSATION EXPENSE FOR STOCK OPTIONS. AS A RESULT, OUR FINANCIAL RESULTS WILL BE ADVERSELY AFFECTED.

In December 2004, FASB issued an accounting standard that will require the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, beginning on May 1, 2006 for our company. The various methods for determining the fair value of stock options are based on, among other things, the volatility of the underlying stock. Our stock price has historically been volatile. Therefore, the adoption of this accounting standard will significantly and negatively affect our financial results and may adversely affect our stock price. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

Our principal offices and facilities are currently located in two leased buildings totaling approximately 61,000 square feet in Mountain View, California. Of the space occupied, approximately 64% is used for manufacturing and research and development and the balance is used for office space for sales and marketing and general and administrative functions. The term of the lease expires on July 31, 2011. We believe that the space under the lease is adequate to meet our needs for the foreseeable future. We additionally have leased office space in Calgary, Canada under an operating lease expiring on January 31, 2011.

Item 3—Legal Proceedings

Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006. The defendants moved to dismiss the complaint, and the motion was heard and taken under submission by the court on June 9, 2006. This matter is at an early stage; no discovery has taken place and no trial date has been set.

On June 20, 2005, the first of two shareholder derivative complaints was filed in the California Superior Court for the County of Santa Clara. Both complaints were purportedly brought derivatively by shareholders on behalf of Ditech against several executives of Ditech and all members of its board of directors, and named Ditech as a nominal defendant. The plaintiffs alleged that the defendants breached their fiduciary duties to Ditech in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel, that certain of the defendants improperly sold Ditech stock while in possession of material nonpublic information, and that the defendants were liable to Ditech for damages as a result thereof. Both lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Derivative Litigation, No. 105-CV-043429. The defendants filed a demurrer to the consolidated complaint, which was granted by the court with leave to amend. The plaintiffs elected not to amend the complaint, and voluntarily dismissed the action without prejudice on February 14, 2006.

Item 4—Submission of Matters to a Vote of Security Holders

Not Applicable.

Part II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Ditech’s common stock is quoted on the Nasdaq Global Market under the symbol “DITC.” The following table shows the high and low closing sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$12.59	$6.35	$25.50	$12.94
Second Quarter	$8.21	$6.12	$26.87	$14.65
Third Quarter	$9.25	$6.17	$23.19	$12.76
Fourth Quarter	$10.80	$8.82	$14.33	$10.65

On June 23, 2006 the last reported sale price of our common stock as reported on the Nasdaq National Market was $8.46 per share. According to the records of our transfer agent, there were 121 stockholders of record of Ditech’s common stock at June 23, 2006. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future. We currently intend to retain any future earnings for use in our business or future acquisitions.

Item 6—Selected Financial Data

The consolidated statement of operations data for the years ended April 30, 2006, 2005 and 2004, and the consolidated balance sheet data as of April 30, 2006 and 2005, have been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended April 30, 2003 and 2002, as adjusted to give effect to the discontinued operations presentation of our optical business, see Note 4 of the Notes to the Consolidated Financial Statements, and the consolidated balance sheet data as of April 30, 2004, 2003 and 2002, have been derived from our consolidated financial statements not included in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto, set forth in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended April 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$54,905	$94,055	$69,590	$35,088	$27,214
Cost of goods sold	16,368	22,184	23,413	13,543	15,009
Gross profit	38,537	71,871	46,177	21,545	12,205
Operating expenses:
Sales and marketing	18,233	16,430	13,168	12,051	13,277
Research and development	17,884	15,826	10,719	9,952	14,888
General and administrative	6,568	7,244	5,308	5,269	5,980
Amortization of purchased intangible assets	821	—	—	—	4,967
In-process research and development	700	—	—	—	—
Amortization of goodwill	—	—	—	—	2,177
Restructuring charges	—	—	275	—	—
Total operating expenses	44,206	39,500	29,470	27,272	41,289
Income (loss) from continuing operations	(5,669)	32,371	16,707	(5,727)	(29,084)
Other income, net	4,522	2,430	1,294	1,702	3,701
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(1,147)	34,801	18,001	(4,025)	(25,383)
Provision (benefit) for income taxes	262	(36,100)	270	—	4,982
Income (loss) from continuing operations before cumulative effect of accounting change	(1,409)	70,901	17,731	(4,025)	(30,365)
Discontinued operations:
Loss from discontinued operations	—	—	(2,538)	(34,119)	(54,836)
Income tax provision (benefit) from loss on discontinued operations	—	—	—	129	128
Gain (loss) on disposition	887	94	(7,142)	—	—
Income tax expense (benefit) from gain (loss) on disposition	361	(110)	(144)	—	—
Income (loss) from discontinued operations	526	204	(9,536)	(34,248)	(54,964)
Cumulative effect of accounting change	—	—	—	(36,837)	—
Net income (loss)	$(883)	$71,105	$8,195	$(75,110)	$(85,329)

Per share data:
Basic
Income (loss) from continuing operations before cumulative effect of accounting change	$(0.04)	$2.12	$0.56	$(0.13)	$(1.03)
Discontinued operations	0.01	0.01	(0.30)	(1.13)	(1.87)
Cumulative effect of accounting change	—	—	—	(1.21)	—
Net income (loss) per share attributable to common stockholders	$(0.03)	$2.13	$0.26	$(2.47)	$(2.90)
Diluted
Income (loss) from continuing operations before cumulative effect of accounting change	$(0.04)	$2.02	$0.53	$(0.13)	$(1.03)
Discontinued operations	0.01	0.00	(0.29)	(1.13)	(1.87)
Cumulative effect of accounting change	—	—	—	(1.21)	—
Net income (loss) per share attributable to common stockholders	$(0.03)	$2.02	$0.24	$(2.47)	$(2.90)
Number of shares used in per share calculations:
Basic	32,119	33,408	31,734	30,371	29,380
Diluted	32,119	35,140	33,496	30,371	29,380

	April 30,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,707	$36,781	$45,610	$69,670	$56,959
Short-term investments	100,325	98,853	79,899	24,825	48,950
Total assets	219,313	209,720	150,548	126,441	203,874
Total stockholders’ equity	198,581	197,265	135,400	116,138	186,938

The selected financial data for the five years ended April 30, 2006 reflects the following:

We amortized goodwill and other intangibles and deferred stock compensation of an acquisition we made in February 2000 until the sale of the underlying software technology at the end of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill and wrote off $36.8 million of goodwill in fiscal 2003.

In September 2002, we discontinued the development and marketing of our optical switch product, which resulted in a significant decline in the level of optical losses subsequent to that point in time.

We disposed of our optical business in July 2003, which resulted in the financial results from our optical business being reported as a discontinued operation for all periods presented and contributed to our ability to return to positive net income during fiscal 2004.

Following our fiscal 2004 return to profitability, we reversed a valuation allowance on our deferred tax assets, resulting in a $36.1 million tax benefit in fiscal 2005.

Following our acquisition of Jasomi, we wrote off $700,000 of in-process R&D and amortized $821,000 of acquired intangible assets in fiscal 2006.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. See our cautionary language in the first paragraph of “Ite  1. Business” regarding these statements. Our actual results could differ materially from those discussed here. See “Item 1A-Risk Factors” for factors that could cause future results to differ materially.

Overview

We design, develop and market telecommunications equipment for use in canceling echo and enhancing voice quality in voice calls over wireline, wireless and internet protocol (IP) telecommunications networks. Our products monitor and enhance voice quality and provide security in the delivery of voice services.  Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our more recent product introductions have leveraged the processing capacity of our newer hardware platforms to offer not only echo cancellation but also enhanced VQA features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility. Since becoming a public company in June 1999, our financial success has been primarily predicated on the macroeconomic environment of U.S. wireline and, more recently, wireless carriers as well as our success in selling to the larger carriers. Since the beginning of calendar year 2004, large North American telecommunications service providers have engaged in merger and acquisition activity. Such activity largely drove our fiscal 2006 revenue decline of 42% as one of our two largest fiscal 2005 U.S. customers was and continues to be involved in post-merger integration and, consequently, orders from that customer in fiscal 2006 were nominal. Our revenue will continue to be heavily influenced by the buying trends of Verizon Wireless, our largest customer in fiscal 2006 at 79% of our total worldwide revenue. Our revenue also will continue to be primarily generated from sales of our BVP-Flex, which accounted for 81% of our revenue in fiscal 2006. In an attempt to diversify our customer base, beginning in fiscal 2004 and throughout fiscal 2005, we added sales and marketing resources to focus on new large account opportunities in the United States. In the United States, we believe that our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks will be key factors in adding new customers and driving our revenue growth. Internationally, we have also added sales resources and invested in customer trials. The development of our VQA feature set was targeted at the international GSM market. In fiscal 2006, Orascom Telecom Holding (Orascom) became our largest VQA sale to-date, as well as a step toward our goal of greater customer diversification. While from fiscal 2005 to fiscal 2006 our international revenue declined from $8.7 million to $6.9 million, we generated $3.5 million of international revenue in the fourth quarter of fiscal 2006 and we currently have revenue deferrals and orders from which we expect to generate $5-6 million of international revenue in the first quarter of fiscal 2007. We continue to focus on international mobile carriers who might best apply our VQA solution.

We expect additional long-term opportunities for growth will occur in VoIP-based network deployments as there appears to be a growing trend of service providers transitioning from traditional circuit-switched network infrastructure to VoIP. We have therefore directed the majority of our R&D spending, since the beginning of fiscal 2005, towards the development of our Packet Voice Processor, a new platform targeting VoIP-based network deployments. The Packet Voice Processor, currently in its beta phase, introduces cost-effective voice format transcoding capabilities and combines our VQA software and newly developed PQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter. To further develop a presence in the VoIP market, we acquired Jasomi. Jasomi’s currently available PeerPoint C100 session border controller enables VoIP calls to traverse the NAT and protects networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. We plan to combine the Packet Voice Processor and session border controller technologies to provide a more comprehensive solution to carriers’ border services needs. In fiscal 2006, we recognized modest revenue from PeerPoint and sold our first Packet Voice Processor beta unit in the fourth quarter.

Exit of Optical Business.   In May 2003, we announced a change to our strategic direction. We decided to focus all of our assets in continuing to grow our voice processing business, including our echo cancellation and VQA products, and as a result we decided to sell our optical communications business. In July 2003, we completed the primary step in our planned exit of our optical communications business through the sale of a large portion of the assets of the optical communications business to JDS Uniphase Corporation (“JDSU”). The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (a) approximately $1.4 million was paid to us at closing, (b) $225,000 to be paid to us one year from the closing (subject to reduction in the event any successful indemnification claims are made against us), and (c) up to an additional $4.9 million to be paid to us, which is comprised of up to $900,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any. Additionally, JDSU had the right to require us to reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, which right expired as of July 31, 2004. JDSU also had indemnification rights in connection with the performance of certain warranty obligations relating to optical products that were sold by us on or prior to July 16, 2003.  In fiscal 2004, we recognized $855,000 associated with the level of revenue generated by JDSU since the close of the sale. The proceeds were substantially offset by increased loss accruals associated with exiting our international optical operations and an estimated loss provision associated with our indemnification of the realizable value of the inventory purchased by JDSU. The net effect of these items was reported as an incremental net loss on disposition of discontinued operations in fiscal 2004 of $1.1 million in the Consolidated Statement of Operations. In fiscal 2005, income from discontinued operations was due to adjustments needed to reflect actual costs incurred and to recognize a tax benefit due to the release of our valuation reserve. In June 2006, we and JDSU came to a mutual settlement and release whereby JDSU paid us $718,000 and released us from our warranty obligation. In addition, in June 2006, we completed the closure of our international optical operations. See Note 4 of Notes to the Consolidated Financial Statements.

We have sold or abandoned all of the assets not purchased by JDSU. As a result of exiting the optical business, our Consolidated Statements of Operations reflect the optical business as a discontinued operation for all periods presented. See Note 4 of Notes to the Consolidated Financial Statements.

Acquisition History.   In the last five fiscal years, we have completed two acquisitions. In July 2000, we acquired Atmosphere Networks, Inc. to bring then-needed technical skills to our optical engineering group. In May 2002, we recorded a transitional impairment of the unamortized goodwill balance associated with this acquisition of $36.8 million, which was reported as a cumulative effect of accounting change. In June 2005, we acquired Jasomi, which developed and sold session border controllers that enable VoIP calls to traverse the NAT and protect networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. The combination of Ditech’s Packet Voice Processor and Jasomi’s session border control technology may enable Ditech to provide a more comprehensive solution to carriers’ border service needs. Consideration for the acquisition included $14.8 million in cash, escrow payments, vested options assumed, acquisition costs, and net liabilities assumed plus $7.0 million in non-transferable convertible notes. The payment of the full $7.0 million principal amount of the convertible notes is contingent on the retention of a specified number of designated employees and is not reflected in the purchase price. We additionally issued shares of Ditech restricted stock to new employees hired as part of the acquisition. See Note 6 of Notes to the Consolidated Financial Statements.

Our Customer Base.   Historically, the majority of our sales have been to customers in the United States. These customers accounted for approximately 87%, 91% and 89% of our revenue in fiscal 2006, 2005 and 2004, respectively. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of our newer voice processing products, which are targeted at GSM networks, international revenue will begin to become a larger percentage of our overall revenue.

Our revenue historically has come from a small number of customers. Our largest customer accounted for approximately 79% of our total revenue in fiscal 2006. Our five largest customers accounted for approximately 88%, 91% and 86% of our revenue in fiscal 2006, 2005 and 2004, respectively. Consequently, the loss of any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced in fiscal 2006 as revenue was approximately 58% of our fiscal 2005 revenue primarily due to a lack of orders from one of two largest fiscal 2005 customers. This caused fiscal 2006 to result in a net loss.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of customers. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of April 30, 2006, we had deferred $12.7 million of revenue. To the extent that we have received cash for some or all of a given deferred revenue transaction, we reported it on the Consolidated Balance Sheet as a deferred revenue liability. However, to the extent that we have not collected cash against the deferred revenue transaction, we reflect the deferred revenue as a reduction in the corresponding account receivable balance. Of the $12.7 million of revenue deferred as of April 30, 2006, $12.1 million related to deferrals associated with installations and $598,000 was associated with maintenance contracts. In dealing with smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

Investments—Investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year and auction rate securities, which we are able to liquidate on 28 or 35 day auction cycles, are considered short-term investments. Other investment securities with remaining maturities of one year or more are considered long-term investments. Short-term investments currently consist primarily of corporate bonds and asset backed securities. We have classified our short-term and long-term investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income based on specific identification. Interest on securities classified as available-for-sale is also included in interest income.

Inventory Valuation—In conjunction with our ongoing analysis of inventory valuation, we are constantly monitoring projected demand on a product by product basis. Based on these projections we evaluate the levels of allowances required both for inventory on hand, as well as inventory on order from our contract manufacturer. Although we believe we have been reasonably successful in identifying allowance requirements in a timely manner, sudden changes in future buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels could result in some larger than anticipated write-downs being recognized, such as the OC-3 write-down recorded in fiscal 2002. For the OC-3 write-down, the complete pull back from the forecasted demand by the primary customer for this product resulted in a $3.5 million write-down of the OC-3 inventory. However, beginning in 2003, the addition of a few large new customers helped to utilize a large portion of the inventory which had been written down and we consequently sold $2.2 million and $455,000 of written-down OC-3 inventory in fiscal 2004 and 2003, respectively. We sold no additional OC-3 inventory in fiscal 2006 or 2005. However, we sold $634,000 and $911,000 of other previously written-down inventory in fiscal 2006 and 2005, respectively. Fiscal 2006 sales of previously written-down inventory had a negligible impact on the fiscal 2006 gross margin as the inventory was sold for approximately its net book value.

Goodwill—Our methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi was based on established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired, less liabilities assumed. Goodwill is not amortized. The goodwill recorded in the Condensed Consolidated Balance Sheet as of April 30, 2006 was $9.9 million.

Impairment of Long-lived Assets—We evaluate the recoverability of our long-lived assets, including goodwill, on an annual basis or more frequently if indicators of potential impairment arise. Following the criteria of SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” and SFAS 142 “Goodwill and Other Intangible Assets”, we view Ditech as having a single operating segment and consequently have evaluated goodwill and purchased intangible assets for impairment based on an evaluation of the fair value of Ditech as a whole. Ditech’s quoted share price from NASDAQ is the basis for measurement of that fair value as Ditech’s market capitalization based on share price best represents the amount at which Ditech could be bought or sold in a current transaction between willing parties. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the difference between the fair value and carrying value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Accounting for Stock-based Compensation—Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation,” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. We account for grants of equity instruments to employees using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and comply with the disclosure provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Ditech’s stock at the date of the grant over the amount an employee must pay to acquire the stock and is recognized over the vesting period of the related shares. In fiscal 2006, we recorded compensation expense related to the vesting of assumed stock options and the restricted stock grants made in connection with the June 30, 2006 acquisition of Jasomi. Beginning with the first quarter of fiscal 2007, we will begin to record compensation cost for stock-based compensation plans at fair value in accordance with Statement No. 123(Revised 2004) “Share-Based Payment” (SFAS 123R), which is discussed below.

Cost of Warranty—At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer hardware warranties on our products ranging from two to five years and one year software warranties. The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures, which would result in a decrease in gross profits. As of April 30, 2006, we had recorded $1.2 million of accruals related to estimated future warranty costs. In general, we have been able to closely estimate the level of warranty exposure on our products, and the level of adjustment required to the reserve has been relatively insignificant. See Note 3 of the Notes to the Consolidated Financial Statements.

Accounting for Income Taxes—We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items such as valuation allowances for bad debts and inventory, for tax and accounting purposes. These temporary differences and our net operating loss and tax credit carryforwards result in deferred tax assets and liabilities. At least once per quarter, we assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is no longer more likely than not, we establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

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

In December 2004, the FASB issued Statement No. 123(Revised 2004) “Share-Based Payment” (SFAS 123R) which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and, thus, will be effective for us beginning fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. We are currently evaluating the impact of SFAS 123R and SAB 107 on our financial position and results of operations. See “Accounting for Stock-Based Compensation” above for information related to the pro forma effects on our reported net income (loss) and net income (loss) per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Years Ended April 30,
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	29.8	23.6	33.6
Gross profit	70.2	76.4	66.4
Operating expenses:
Sales and marketing	33.2	17.5	18.9
Research and development	32.6	16.8	15.4
General and administrative	11.9	7.7	7.6
Amortization of purchased intangible assets	1.5	—	—
In-process research and development	1.3	—	—
Restructuring charge	—	—	0.4
Total operating expenses	80.5	42.0	42.3
Income (loss) from continuing operations	(10.3)	34.4	24.0
Other income, net	8.2	2.6	1.9
Income (loss) from continuing operations before provision for income taxes	(2.1)	37.0	25.9
Provision (benefit) for income taxes	0.5	(38.4)	0.4
Income (loss) from continuing operations	(2.6)	75.4	25.5
Discontinued operations:
Loss from discontinued operations	—	—	(3.6)
Gain (loss) on disposition	1.6	0.1	(10.3)
Income tax expense (benefit) from gain (loss) on disposition	0.6	(0.1)	(0.2)
Income (loss) from discontinued operations	1.0	0.2	(13.7)
Net income (loss)	(1.6)%	75.6%	11.8%

Discussion of Fiscal Years ended April 30, 2006, 2005 and 2004

Revenue

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2006	2005	2004	2006	2005
	$s in thousands
Revenue	$54,905	$94,055	$69,590	$(39,150)	$24,465
% Change				(41.6)%	35.2%

The decrease in revenue in fiscal 2006 compared to fiscal 2005 was primarily due to a lack of orders from Nextel, our second largest fiscal 2005 customer, and to a level of shipments to our largest fiscal 2005 customer, Verizon, more consistent with historical shipments to them.  In December 2004, Nextel announced a plan to merge with Sprint. As a result of any merger, product purchases for network deployment may be reviewed, postponed or canceled based on revised plans for technology or network expansion for the merged entity. We believe this is what has happened at Nextel and, consequently, our fiscal 2006 revenue from Nextel was nominal compared to 37% of our total worldwide revenue, or $34.9 million, in fiscal 2005. The increase in revenue in fiscal 2005 compared to fiscal 2004 was largely driven by increased shipments to our then two largest domestic wireless customers, Verizon and Nextel, as they continued to expand and update their networks, additional new customers and expansion into Asia, Latin America and Canada.

In fiscal 2006, our largest domestic wireless customer, Verizon, accounted for 79% of our total worldwide revenue. In fiscal 2005, our two largest domestic wireless customers accounted for 86% of our total worldwide revenue. In fiscal 2004, our two largest domestic wireless customers accounted for 59% of our revenue. Our second largest customer accounted for 3% of our total worldwide revenue in fiscal 2006 while our third largest customer accounted for 3% of our revenue in fiscal 2005 and 22% of our revenue in fiscal 2004.

In fiscal 2006, sales of our Broadband Voice Processor Flex (BVP-Flex) accounted for 81% of our revenue. Because the BVP-Flex provides increased flexibility and easier installation, it has been critical in helping us to acquire and retain our key domestic strategic customers, most prominently Verizon. In fiscal 2004, we introduced our VQA product, which includes our new voice quality features and is primarily targeted at the international GSM market. We expected the sales of VQA products to be higher in the last two fiscal years based on the number of customer trials in which we have been engaged. While the revenue has been slow to materialize, we continue to believe that VQA presents material revenue opportunities, and we will therefore continue to invest in our international infrastructure and in customer trials. In fiscal 2006, $3.5 million of our fourth quarter revenue was generated from international customers who, as noted, purchased the VQA platform, and we currently have revenue deferrals and orders from which we expect to generate $5-6 million of international revenue in the first quarter of fiscal 2007.

Following the success of our BVP-Flex, revenue over the three fiscal years has been generated largely from domestic sales, which represented 87%, 91% and 89% of our fiscal 2006, 2005 and 2004 revenue, respectively. As noted in the preceding paragraph, our international growth has primarily been dependent on our success in selling VQA. While our success in selling to international markets has been limited so far, we expect that in the coming year, the international portion of our business will begin to grow as a percentage of overall sales as we begin to realize more sales of our VQA applications.  However, we expect that our domestic customers will continue to represent the majority of our revenue for the foreseeable future.

We expect revenue in the first quarter of fiscal 2007 to grow 10% compared to the fourth quarter of fiscal 2006. Revenue for the remainder of fiscal 2007 will be dependent on our success in adding new customers domestically and internationally, the network technology and deployment plans of the North American telecommunication service providers and the market acceptance of our Packet Voice Processor. See our cautionary language in the first paragraph of “Item 1. Business” regarding forward-looking statements such as the statements made in this and the prior two paragraphs about our expectations regarding our future revenue, as well as statements regarding our expectations in each of the categories below.

Cost of Goods Sold

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2006	2005	2004	2006	2005
	$s in thousands
Cost of Goods Sold	$16,368	$22,184	$23,413	$(5,816)	$(1,229)
% Change				(26.2)%	(5.2)%

Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold in fiscal 2006 was primarily driven by the decrease in business volume as compared to fiscal 2005.  However, cost of goods sold did not decrease in direct proportion to the decrease in sales due to (1) the higher standard cost of the Flex 400 sales in fiscal 2006 relative to the standard cost of BVP-Flex sales in fiscal 2005 and (2) higher service costs due to installations at our largest customer and one of our new international customers. The Flex 400 combines echo cancellation technology with elements of our VQA suite of voice enhancement software to provide quality enhancement. The decrease in cost of goods sold in fiscal 2005 as compared to fiscal 2004, despite 35% higher revenue, was primarily due to favorable customer and product mixes and a $2.7 million reduction in the inventory provision, as substantially all of our older slower moving products were fully reserved as of the end of fiscal 2004. Our inventory provisions recorded were $223,000, $972,000 and $3.6 million for fiscal 2006, 2005 and 2004, respectively. Our analysis of gross profit below discusses the other factors driving changes in cost of goods sold.

Gross Margin.

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2006	2005	2004	2006	2005
	$s in thousands
Gross Profit	$38,537	$71,871	$46,177	$(33,334)	$25,694
Gross Margin %	70.2%	76.4%	66.4%	(6.2) pts	10.0 pts

The primary reason for the 6.2 percentage point decrease in gross margin in fiscal 2006 was (1) the unfavorable customer and product mix, which included the impact of the higher standard cost of the Flex 400 sales relative to the standard cost of BVP-Flex and lower margin fiscal 2006 international sales, and (2) higher service costs due to installations at our largest customer and one of our new international customers. Those unfavorable changes were partially offset by a combination of higher overhead utilization and lower manufacturing costs, lower standard product costs relative to fiscal 2005 and improved warranty and inventory obsolescence experience. In fiscal 2006, Ditech sold $634,000 of previously written-down inventory at approximately net book value.

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

We expect gross margins in the next quarter to be approximately 70% based on forecasted product and customer mix and the impact of increased compensation charges due to recording stock compensation expense under SFAS 123R. Over the next several quarters, if we are successful in international deployment, we expect to experience pricing pressures as we expand the distribution of our products through value-added resellers and distributors.

Sales and Marketing

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2006	2005	2004	2006	2005
	$s in thousands
Sales and Marketing Expense	$18,233	$16,430	$13,168	$1,803	$3,262
% of Revenue	33.2%	17.5%	18.9%	15.7 pts	(1.4) pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Salary and related expenses increased $2.1 million in fiscal 2006 compared to fiscal 2005 primarily due to employees acquired from Jasomi, incremental hiring of international salespersons, hiring pre- and post-sales engineers to support a greater level of installation activity and the introduction of the Packet Voice Processor, and the hiring of a new sales vice president.  Salary and related costs included stock-based compensation, convertible debenture amortization and other compensation expense associated with the Jasomi acquisition discussed in more detail in “Acquisition-Related Compensation Expense” below. We incurred incremental costs of approximately $491,000 for participation in trade shows primarily showcasing our Packet Voice Processor applications. Travel and related costs increased $376,000 over the prior year due to support required for international product evaluations of our VQA applications. Third party installation expense increased $305,000 compared to fiscal 2005 to support the great level of installation activity. Those increases were partially offset by an increase in absorption of service expenses to cost of sales of $913,000 due to installation support requirements at our largest customer. We charge post-sales service expenses for field and technical phone support to cost of sales and charge pre-sales service expenses to Sales and Marketing expense. Amortization of demonstration and field units previously being used in customer demonstrations and trials declined by $404,000 in fiscal 2006. During the first quarter of fiscal 2006, we aggressively pursued the return of this equipment, which was previously being amortized, when customer demonstrations and trials were completed. Additionally, we reduced our competitor equipment purchases by $208,000. From time-to-time, depending on releases of new products, we may purchase competitor equipment to evaluate performance and features versus to our own products. Finally, primarily as a result of the renegotiation of our headquarters lease, we reduced facilities costs allocated to sales and marketing by $224,000 compared to fiscal 2005.

Salary and related costs increased $1.7 million in fiscal 2005 compared to fiscal 2004 primarily due to incremental hiring of international sales and pre-sales support staff as well as domestic sales and pre-sales support staff focused on specific domestic opportunities. Travel expense increased $779,000 in fiscal 2005, primarily to support international product evaluations of our QVP-based VQA products. Finally, outside service expenses increased $733,000 in fiscal 2005 to further support pre-and post-sales efforts in the field.

We expect that sales and marketing expenses will increase in fiscal 2007 due to (1) selective headcount increases in sales, marketing and business development, (2) deployment of more evaluation units primarily to drive demand for and support the VoIP products and (3) the cost of agent fees as we sell more of our product internationally. Additionally, sales and marketing expense will increase in fiscal 2007 as a result of increased compensation charges due to recording stock compensation expense under SFAS 123R.

Research and Development.

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2006	2005	2004	2006	2005
	$s in thousands
Research and Development Expense	$17,884	$15,826	$10,719	$2,058	$5,107
% of Revenue	32.6%	16.8%	15.4%	15.8 pts	1.4 pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. Salary and related costs increased $2.1 million in fiscal 2006 compared to fiscal 2005. The increase in spending was primarily associated with engineers hired as part of our acquisition of Jasomi and our research and development efforts for our new packet-based voice products. Our engineering staff grew to 79 employees by the end of fiscal 2006 from 62 at the end of fiscal 2005. Salary and related costs included the incremental salaries and stock-based and convertible debenture amortization associated with the Jasomi acquisition discussed in more detail in “Acquisition-Related Compensation Expense” below. Depreciation, information technology related costs and maintenance on software and equipment used by the engineering departments accounted for an aggregate increase of $1.1 million in fiscal 2006 due, in large part, to the increased demands from the larger engineering workforce needed to support our existing voice products, as well as our move into packet-based voice products which required purchases of lab equipment. Travel related expense increased $287,000 for the year due to increased support of field trials and travel between our Canada location and our California headquarters. Those increases were partially offset by decreases of $1.2 million in outside service expense. That expense declined based on our stage in Packet Voice Processor development and our hiring of additional regular employees to complete the work. Additionally, facilities expense allocated to research and development declined $285,000 due to the renegotiation of our headquarters lease.

Salary and related and prototype materials costs increased $2.1 million and $1.4 million, respectively, in fiscal 2005 compared to fiscal 2004. These increases in spending were primarily associated with the development of our new Packet Voice Processor. Our engineering staff grew to 62 employees by the end of fiscal 2005 from 51 at the end of fiscal 2004. Additionally, depreciation, allocations of facilities and information technology related costs and maintenance on software and equipment used by the engineering departments increased $1.4 million. This was due, in large part, to the increased demands from a larger engineering workforce.

We expect modest increases in our research and development spending in fiscal 2007 as we have a full year of Jasomi personnel and as we continue development of the Packet Voice Processor. Additionally, research and development expense will increase in fiscal 2007 as a result of increased compensation charges due to recording stock compensation expense under SFAS 123R.

General and Administrative

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2006	2005	2004	2006	2005
	$s in thousands
General and Administrative Expense	$6,568	$7,244	$5,308	$(676)	$1,936
% of Revenue	11.9%	7.7%	7.6%	4.2 pts	0.1 pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. Fiscal 2006 outside services for consulting and audit costs related to Sarbanes-Oxley compliance and taxes declined $1.1 million compared to fiscal 2005, primarily because the workload was significantly less in the second year of Sarbanes-Oxley compliance. Those reductions were offset by the cost of legal work related to the class action lawsuits, which resulted in an increase of $411,000 compared to fiscal 2005.

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

We expect a slight increase in general and administrative expenses in fiscal 2007 due to planned increases in variable compensation and audit-related expenses. Additionally, general and administrative expense will increase in fiscal 2007 as a result of increased compensation charges due to recording stock compensation expense under SFAS 123R.

Acquisition-Related Compensation Expense.

In fiscal 2006, we recorded compensation expense related to the vesting of assumed stock options and the restricted stock grants made in connection with the June 30, 2006 acquisition of Jasomi. Deferred stock-based compensation represents the intrinsic value of the unvested portion of options assumed and restricted shares granted to Jasomi employees and is amortized to research and development expense and sales and marketing expense over the corresponding vesting periods. See Note 6 of Notes to the Consolidated Financial Statements.

Stock-based compensation charges included in operating expenses were as follows:

Year ended April 30, 2006
$s in thousands
Sales and marketing	$256
Research and development	619
Total	$875

For the year ended April 30, 2006, we additionally recorded compensation expense related to the portion of convertible debentures issued to employee-stockholders. The compensation expense is being amortized to research and development expense and sales and marketing expense over the lives of the convertible debentures. See Note 6 of Notes to the Consolidated Financial Statements.

Convertible debenture amortization included in operating expenses was as follows:

Year ended April 30, 2006
$s in thousands
Sales and marketing	$563
Research and development	41
Total	$604

Amortization of purchased intangible assets.

For the year ended April 30, 2006, we recorded amortization of purchased intangible assets related to the Jasomi acquisition. Purchased intangible assets are being amortized to operating expense over their estimated useful life which ranges from four to five years. See Note 7 of Notes to the Consolidated Financial Statements.

Year ended April 30, 2006
$s in thousands
Amortization of purchased intangible assets	$821
% of revenue	1.5%

In-process research and development.

Year ended April 30, 2006
$s in thousands
In-process research and development	$700
% of revenue	1.3%

In fiscal 2006, we incurred a charge for in-process research and development (“in process R&D”) acquired as part of our acquisition of Jasomi. The amount of the purchase price for Jasomi allocated to in-process R&D was determined through established valuation techniques common in the high-technology communications equipment industry. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist.

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

We based the percentage of completion of in-process projects on an averaging of (1) expenses incurred to-date compared to the total estimated development costs for each project, (2) time incurred to-date and remaining time to complete each project and (3) milestone-based percent complete estimates.  The in-process projects pertained to general enhancements to PeerPoint software, combining of NAT and Peering capability, increasing throughput capability, enhancing the interface and developing a Denial of Service module. The average percentage complete for the in-process projects was 56% as of the date of the acquisition. At the time of the acquisition, we estimated that these development efforts would be completed in nine months at an estimated cost of approximately $740,000. As of April 30, 2006, the remaining estimated cost to complete the project is approximately $400,000, primarily because the project to increase throughput capacity will be part of an integrated PeerPoint and Packet Voice Processor solution instead of a stand-alone solution as originally planned.

The 30% cost of capital used to discount estimated cash flows reflects the estimated time to complete the projects and the level of risk involved.

Restructuring

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2006	2005	2004	2006	2005
	$s in thousands
Restructuring	$—	$—	$275	$—	$(275)
% of Revenue	0.0%	0.0%	0.4%	0.0 pts	(0.4) pts

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

Other Income, Net

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2006	2005	2004	2006	2005
	$s in thousands
Other Income, Net	$4,522	$2,430	$1,294	$2,092	$1,136
% of Revenue	8.2%	2.6%	1.9%	5.6 pts	0.7 pts

Other income, net consists of interest income on our invested cash and cash equivalent and investment balances, offset by a nominal amount of foreign exchange losses. The increase in other income, net in fiscal 2006 compared to 2005 was primarily attributable to higher interest income, due to a significant improvement in the return on our invested cash. The increase in fiscal 2005 compared to 2004 was also primarily attributable to higher interest income, due to our larger invested cash balance and an improvement in the return on our invested cash as interest rates began to increase.

Our fiscal 2007 interest income will be dependent on our cash balances and the movement of U.S. interest rates.

Income Taxes, Continuing Operations

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2006	2005	2004	2006	2005
	$s in thousands
Income Taxes, Continuing Operations	$262	$(36,100)	$270	$36,362	$(36,370)
% of Revenue	0.5%	(38.4)%	0.4%	38.9 pts	(38.8) pts

Income taxes consist of federal, state and foreign income taxes. The tax provision (benefit) for fiscal 2006 resulted in an effective tax rate of (23%). The effective tax rate for the year was adversely affected by non-deductible Jasomi acquisition-related charges, including our inability to deduct for tax purposes (1) in-process R&D related to the acquisition of Jasomi and (2) convertible debenture amortization, and the correction of a $1.1 million error in the balance of a deferred tax asset related to a California R&D tax credit. The error originated in the second quarter of fiscal 2005 at the time Ditech released its valuation allowance on deferred tax assets and was corrected in the fourth quarter of fiscal 2006. After conducting a thorough analytical review on materiality, which was brought to the attention of and discussed with the audit committee, Management believes that such amounts are not material to previously reported financial statements. Those items were partially offset by the reversal of $1.2 million of reserves on deferred tax assets primarily associated with a California R&D tax credit position under audit by California’s Franchise Tax Board. In April 2006, Ditech reached an agreement with the Franchise Tax Board regarding its tax credit positions and consequently revised associated reserves.

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

The income taxes incurred in fiscal 2004 were due to providing alternative minimum taxes on our domestic operations.

We expect the effective tax rate to be at a more normalized rate of approximately 40% in fiscal 2007.

Income (Loss) from Discontinued Operations

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2006	2005	2004	2006	2005
	$s in thousands
Loss from discontinued operations	$—	$—	$(2,538)	$—	$2,538
Gain (loss) on disposition	887	94	(7,142)	793	7,236
Income tax expense (benefit) from gain (loss) on disposition	361	(110)	(144)	(471)	(34)
Income (loss) from discontinued operations	$526	$204	$(9,536)	$322	$9,740
% of Revenue	1.0%	0.2%	(13.7)%	0.8 pts	13.9 pts

The fiscal 2004 loss from discontinued operations includes remaining spending on optical communications marketing and development after our announcement to exit the optical business in May 2003 and the elimination of substantially all optical costs effective July 2003. As all operations related to our optical business ceased in fiscal 2004, we did not have further losses from this discontinued operation in fiscal 2005 or 2006.

In June 2006, we came to a mutual settlement and release with JDSU whereby JDSU paid us $718,000. We had recorded receivables of $534,000 such that the net financial gain from the settlement was $184,000. As part of the settlement, JDSU additionally released us from our warranty obligation, which resulted in the release of $514,000 of our warranty liability. In addition, in June 2006, we completed the closure of our international optical operations and, as a result, reversed our remaining $189,000 of reserves related to the closure. Net of $361,000 of tax expense, the transactions resulted in a $526,000 gain from disposal of our discontinued operations. This gain on disposition was not reflected in our press release of May 25, 2006 announcing our fiscal 2006 financial results, because the settlement had not occurred prior to that time.

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

We have currently completed the wind up of our optical operations such that we expect no financial impact in fiscal 2007. See Note 4 of Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

As of April 30, 2006, we had cash and cash equivalents of $35.7 million as compared to $36.8 million at April 30, 2005. Additionally, we had $100.3 million of short-term investments as of April 30, 2006 compared to $98.9 million of short-term investments as of April 30, 2005.

We have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

Cash flows from Operating Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2006	2005	2004	2006	2005
	$s in thousands
Cash Flow from Operating Activities	$14,485	$33,136	$21,219	$(18,651)	$11,917

Our cash flow from operations generally follows our profitability trend of ($1.0) million, $71.1 million (inclusive of a $36.1 non-cash tax benefit from the release of a valuation allowance on our deferred tax assets) and $8.2 million for fiscal 2006, 2005 and 2004, respectively. Through a combination of reducing accounts receivable and increasing deferred revenue, we generated $15.2 million of cash in fiscal 2006. Compared to fiscal 2004, fiscal 2005 showed growth in accounts receivable, which increased due to somewhat unfavorable sales linearity in the fourth quarter of fiscal 2005, and reductions in deferred revenue.

We expect to see positive cash flows from operations in the coming year based on projected revenue growth. We expect, however, increases in accounts receivable as we sell more product internationally, as international customers typically have longer payment terms, and increases in operating expenses and inventory levels as we invest to grow our VoIP product sales.

Cash flows from Investing Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2006	2005	2004	2006	2005
	$s in thousands
Cash Flow from Investing Activities	$(16,760)	$(17,088)	$(56,328)	$328	$39,240

The change in cash flows from investing activities is due to three key events. First, in fiscal 2004, we changed our investing strategy to include short-term and long-term investments designed to improve our overall return on invested funds, which accounted for the majority of the cash used in fiscal 2004 and 2005, but had little impact in fiscal 2006 as we had limited proceeds from operating and financing activities to invest in short-term securities. Second, we used $12.6 million of cash in fiscal 2006 to acquire Jasomi (See Note 6 of Notes to the Consolidated Financial Statements). Finally, partially offsetting our use of cash in fiscal 2004 was the collection of purchase price installments from the sale of our echo cancellation software technology of $3.5 million and the collection of proceeds from the sale of our optical business of $1.8 million. In fiscal 2005, we collected proceeds from the sale of our optical business and other minor sales of optical equipment of only $542,000 and in fiscal 2006 we had no proceeds from the optical business.

We plan to continue to invest in capital assets related to new product features and to support our efforts to sell our VoIP products. In the first quarter of fiscal 2007, $3.0 million of the convertible debentures mature and will be paid in cash.

Cash flows from Financing Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2006	2005	2004	2006	2005
	$s in thousands
Cash Flow from Financing Activities	$1,201	$(24,877)	$11,049	$26,078	$(35,926)

The cash flow used in financing activities in fiscal 2005 was largely due to the repurchase of shares of common stock, as discussed below, partially offset by funds received from stock option exercises. We repurchased no common stock in fiscal 2006 or 2004. Stock option activity in fiscal 2004 and the first half of fiscal 2005 was particularly high following the trend in our stock price over that same period. The limited level of option activity in fiscal 2006 was largely due to a large portion of the options being out-of-the-money or only marginally in-the-money due to the decline in our stock price.

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

Commitments

We have no material commitments other than obligations under operating leases, particularly our facility leases, and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We currently occupy approximately 61,000 square feet of space in the two buildings that form our Mountain View, California headquarters. In September 2005, we renegotiated our Mountain View, California lease, which extended the lease term through July 31, 2011 and reduced the rent cost. We additionally have leased office space in Calgary, Canada, primarily for R&D operations, under an operating lease expiring January 31, 2011.

Our contractual commitments, by year in which they become due, are as follows:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years
Operating leases	$4,801	$1,054	$2,192	$1,555	$—
Purchase commitments	6,152	6,152	—	—	—
Convertible notes	3,150	3,150	—	—	—
Total	$14,103	$10,356	$2,192	$1,555	$—

Jasomi acquisition consideration included $7.0 million in non-transferable convertible notes, divided into two tranches with principal amounts of $3.0 million and $4.0 million, respectively. The $3.0 million notes mature on June 30, 2006, as no holder elected to extend or convert the notes. Ditech has not made any indemnification claims, nor have a sufficient number of designated employees left the employment of Ditech to cause a reduction in the principal amounts of the notes, and so the full $3.0 million of the first tranche of notes, plus interest accrued at 5%, will be paid on or after June 30, 2006 upon surrender of the notes. The $4.0 million notes either mature or convert into Ditech common stock at the election of the holder two years from the closing date. The payment of the full $4.0 million principal amount of the second tranche of convertible notes is contingent on (1) the retention of a specified number of designated employees and (2) the amount of any indemnification claims made by Ditech for breaches of representations, warranties and covenants, and so is not reflected in the table above. The notes bear an interest rate of 5%, payable on maturity or conversion, and are convertible at $9.84 per share.

We believe that we will be able to satisfy our cash requirements for at least the next two years from our existing cash and short-term investments. We currently expect to renew our $2 million line of credit, which expires in July 2006. The ability to fund our operations beyond the next two fiscal years will be dependent on the overall demand of telecommunications providers for new capital equipment. Should our customers significantly reduce their purchases of our products compared to current levels of purchases, we could need to find additional sources of cash during fiscal 2008 or be forced to reduce our spending levels to protect our cash reserves.

Off-Balance Sheet Arrangements

As of April 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term investment portfolios. Our cash, cash equivalents, and short-term investments are primarily maintained at four major financial institutions in the United States. As of April 30, 2006, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempt to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities, which management is able to liquidate on 28 or 35 day auction cycles, are considered short-term investments. Short-term investments consist primarily of corporate bonds and asset backed securities. Short-term investments are maintained at three major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Consolidated Balance Sheets at fair value. If we sell our short-term investments prior to their maturity, we may incur a charge to operations in the period the sale took place. In fiscal 2006, 2005 and 2004, we realized no gains or losses on our short-term investments.

The following table presents the hypothetical changes in fair values of our investments as of April 30, 2006, based on a discounted cash flow calculation over the remaining term of each investment, that are sensitive to changes in interest rates. (dollars in thousands):

	Valuation of Securities Given				Valuation of Securities Given
	an Interest Rate Decrease of				an Interest Rate Increase of
	X Basis Points			Fair Value as of	X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	April 30, 2006	50 BPS	100 BPS	150 BPS
Total investments	$100,325	$100,325	$100,325	$100,325	$100,325	$100,325	$100,325

The following table presents the hypothetical changes in fair values of our investments as of April 30, 2005, based on a discounted cash flow calculation over the remaining term of each investment, that are sensitive to changes in interest rates. (dollars in thousands):

	Valuation of Securities Given				Valuation of Securities Given
	an Interest Rate Decrease of				an Interest Rate Increase of
	X Basis Points			Fair Value as of	X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	April 30, 2005	50 BPS	100 BPS	150 BPS
Total investments	$98,949	$98,917	$98,885	$98,853	$98,820	$98,785	$98,753

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

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of April 30, 2006 and 2005 (in thousands). Carrying value approximates fair value.

	April 30, 2006		April 30, 2005
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$35,707	3.59%	$36,781	1.62%
Short-term investments	100,325	4.67	98,853	2.97
Long-term investments	—	—	—	—
Total	$136,032	4.39%	$135,634	2.61%

In fiscal 2006, our return on our cash and cash equivalents ranged from 2.8% to 4.6% and our average return for the year was 3.4% while our return on short-term investments ranged from 1.7% to 4.9% and our average return for the year was 3.8%.

To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign invoices are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

Item 8—Financial Statements and Supplementary Data

DITECH NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ditech Networks, Inc.:

We have completed integrated audits of Ditech Networks, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of April 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ditech Networks, Inc. and its subsidiaries at April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
June 28, 2006

DITECH NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	April 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$35,707	$36,781
Short-term investments	100,325	98,853
Accounts receivable, net of allowance for doubtful accounts of $306 and $344 at April 30, 2006 and 2005, respectively	5,276	9,318
Inventories	8,318	5,732
Deferred income taxes	2,923	4,836
Other current assets	2,664	1,561
Total current assets	155,213	157,081
Property and equipment, net	4,740	4,937
Goodwill	9,913	—
Purchased intangibles, net	3,379	—
Deferred income taxes	45,852	46,771
Other assets	216	931
Total assets	$219,313	$209,720
LIABILITIES
Current liabilities:
Accounts payable	$1,576	$2,166
Accrued expenses	7,090	8,505
Deferred revenue	10,951	202
Income taxes payable	471	1,582
Total current liabilities	20,088	12,455
Long term accrued expenses	644	—
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value: 5,000 shares authorized and none issued and outstanding at April 30, 2006 and 2005	—	—
Common stock, $0.001 par value: 200,000 shares authorized and 32,375 and 31,998 shares issued and outstanding at April 30, 2006 and 2005, respectively	32	32
Additional paid-in capital	291,329	287,036
Accumulated deficit	(90,640)	(89,757)
Deferred stock-based compensation	(2,137)	—
Other comprehensive loss	(3)	(46)
Total stockholders’ equity	198,581	197,265
Total liabilities and stockholders’ equity	$219,313	$209,720

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended April 30,
	2006	2005	2004
Revenue	$54,905	$94,055	$69,590
Cost of goods sold	16,368	22,184	23,413
Gross profit	38,537	71,871	46,177
Operating expenses:
Sales and marketing	18,233	16,430	13,168
Research and development	17,884	15,826	10,719
General and administrative	6,568	7,244	5,308
Amortization of purchased intangible assets	821	—	—
In-process research and development	700	—	—
Restructuring charge	—	—	275
Total operating expenses	44,206	39,500	29,470
Income (loss) from continuing operations	(5,669)	32,371	16,707
Other income (expense):
Interest income	4,551	2,446	1,237
Other income (expense), net	(29)	(16)	57
Total other income	4,522	2,430	1,294
Income (loss) from continuing operations before provision (benefit) for income taxes	(1,147)	34,801	18,001
Provision (benefit) for income taxes	262	(36,100)	270
Income (loss) from continuing operations	(1,409)	70,901	17,731
Discontinued operations:
Loss from discontinued operations	—	—	(2,538)
Gain (loss) on disposition	887	94	(7,142)
Income tax expense (benefit) from gain (loss) on disposition	361	(110)	(144)
Income (loss) from discontinued operations	526	204	(9,536)
Net income (loss)	$(883)	$71,105	$8,195
Per share data:
Basic:
Net income (loss) from continuing operations	$(0.04)	$2.12	$0.56
Income (loss) from discontinued operations	0.01	0.01	(0.30)
Net income (loss)	$(0.03)	$2.13	$0.26
Diluted:
Net income (loss) from continuing operations	$(0.04)	$2.02	$0.53
Income (loss) from discontinued operations	0.01	0.00	(0.29)
Net income (loss)	$(0.03)	$2.02	$0.24
Number of shares used in per share calculations:
Basic	32,119	33,408	31,734
Diluted	32,119	35,140	33,496

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional			Other
	Common Stock		Paid-In	(Accumulated	Deferred Stock	Comprehensive
	Shares	Amount	Capital	Deficit)	Compensation	Income	Total
Balances, April 30, 2003	30,480	$30	$270,008	$(153,980)	$—	$80	$116,138
Issuance of stock under employee stock plans	2,435	3	11,052	—	—	—	11,055
Repurchase of common stock	—	—	(6)	—	—	—	(6)
Stock compensation on modification of options to employees hired by JDSU	—	—	136	—	—	—	136
Other comprehensive income (loss):
Translation loss on international operations	—	—	—	—	—	$(80)	(80)
Unrealized loss on available for sale investment securities						(38)	(38)
Net income	—	—	—	8,195	—	—	8,195
Total comprehensive income							8,077
Balances, April 30, 2004	32,915	33	281,190	(145,785)	—	(38)	135,400
Issuance of stock under employee stock plans	1,600	2	10,121	—	—	—	10,123
Repurchase of common stock	(2,517)	(3)	(19,920)	(15,077)	—	—	(35,000)
Tax benefit from exercise of stock options	—	—	15,645	—	—	—	15,645
Other comprehensive income (loss):
Unrealized loss on available for sale investment securities	—	—	—	—	—	(8)	(8)
Net income	—	—	—	71,105	—	—	71,105
Total comprehensive income							71,097
Balances, April 30, 2005	31,998	32	287,036	(89,757)	—	(46)	197,265
Issuance of stock under employee stock plans	256	—	1,201	—	—	—	1,201
Assumed unvested options in Jasomi acquisition	—	—	689	—	(689)	—	—
Assumed vested options in Jasomi acquisition	—	—	483	—	—	—	483
Restricted stock issued	121	—	2,552	—	(2,552)	—	—
Amortization of stock-based compensation	—	—	(37)	—	912	—	875
Reversal of deferred compensation due to terminations	—	—	(192)	—	192	—	—
Tax benefit from exercise of stock options	—	—	190	—	—	—	190
Reclassification of deferred tax asset	—	—	(593)	—	—	—	(593)
Other comprehensive income (loss):
Unrealized loss on available for sale investment securities	—	—	—	—	—	43	43
Net loss	—	—	—	(883)	—	—	(883)
Total comprehensive loss							(840)
Balances, April 30, 2006	32,375	$32	$291,329	$(90,640)	$(2,137)	$(3)	$198,581

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended April 30,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(883)	$71,105	$8,195
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash effect of discontinued operations	(526)	344	6,229
Depreciation and amortization	3,509	2,770	2,920
Decrease in provision for doubtful accounts	(38)	—	(250)
Loss on disposal of property and equipment	22	192	—
Tax benefit from exercise of stock options	190	15,645	—
Deferred income taxes	1,161	(51,607)	—
Amortization of deferred stock compensation	875	—	—
Amortization of purchased intangibles	821	—	—
Amortization of Jasomi contingent consideration	604	—	—
In-process research and development	700	—	—
Other	95	203	58
Changes in assets and liabilities:
Accounts receivable	4,546	(2,774)	(45)
Inventories	(2,586)	223	565
Other current assets	(1,086)	(109)	(14)
Income taxes	(1,115)	(118)	(143)
Accounts payable	(1,086)	(88)	(200)
Accrued expenses and other	(1,355)	(402)	1,575
Deferred revenue	10,637	(2,248)	2,329
Net cash provided by operating activities	14,485	33,136	21,219
Cash flows from investing activities:
Purchases of property and equipment	(2,555)	(3,461)	(2,052)
Purchase of available for sale investments	(50,300)	(74,071)	(83,050)
Sales and maturities of available for sale investments	48,777	59,902	22,897
Proceeds from sale of echo software technology and related assets	—	—	3,500
Collection of note receivable and related interest	—	—	834
Proceeds from sale of discontinued optical business	—	542	1,793
Acquisition of Jasomi, net of cash received	(12,636)	—	—
Additions to other assets	(46)	—	(250)
Net cash used in investing activities	(16,760)	(17,088)	(56,328)
Cash flows from financing activities:
Repurchase of common stock	—	(35,000)	(6)
Proceeds from employee stock plan issuances	1,201	10,123	11,055
Net cash provided by (used in) financing activities	1,201	(24,877)	11,049
Net decrease in cash and cash equivalents	(1,074)	(8,829)	(24,060)
Cash and cash equivalents, beginning of year	36,781	45,610	69,670
Cash and cash equivalents, end of year	$35,707	$36,781	$45,610

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF BUSINESS

Ditech Networks, Inc. (the “Company” or “Ditech”) designs, develops and markets telecommunications equipment for use in wireline, wireless, satellite and IP telecommunications networks. The Company’s products enhance and monitor voice quality and provide security in the delivery of voice services. The Company has established a direct sales force that sells its products in the U.S. and internationally. In addition, the Company is expanding its use of value added resellers and distributors in an effort to broaden its sales channels, and this expanded use of value added resellers and distributors has occurred primarily in the Company’s international markets.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year classification.

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

Investments

Investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year and auction rate securities, which management is able to liquidate on 28 or 35 day auction cycles, are considered short-term investments. Other investment securities with remaining maturities of one year or more are considered long-term investments. At April 30, 2006, short-term investments consist primarily of corporate bonds and asset backed securities. The primary objective of the Company’s investment activities is the preservation of principal while maximizing investment income and minimizing risk, and management attempts to achieve this by diversifying its portfolio in a variety of highly rated investment securities that have limited terms to maturity. Management has classified the Company’s short-term investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income based on specific identification. Interest on securities classified as available-for-sale is also included in interest income.

Fair Value of Financial Investments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, are considered to approximate fair value based on their short time to maturity.

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

Goodwill

The Company’s methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi Networks Inc. (“Jasomi”) was based on established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Goodwill is not amortized. The goodwill recorded in the Condensed Consolidated Balance Sheet as of April 30, 2006 was $9.9 million.

Impairment of Long-lived Assets

The Company evaluates the recoverability of its long-lived assets, including goodwill, on an annual basis or more frequently if indicators of potential impairment arise. Following the criteria of SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” and SFAS 142 “Goodwill and Other Intangible Assets”, the Company views Ditech as having a single operating segment and consequently has evaluated goodwill and purchased intangible assets for impairment based on an evaluation of the fair value of Ditech as a whole. Ditech’s quoted share price from NASDAQ is the basis for measurement of that fair value as Ditech’s market capitalization based on share price best represents the amount at which the Company could be bought or sold in a current transaction between willing parties. Measurement of an impairment loss for long-lived assets that the Company expects to hold and use is based on the difference between the fair value and carrying value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Certain Risks and Concentrations

The Company’s products are concentrated in the telecommunications equipment industry, which is highly competitive and rapidly changing. Revenue from the Company’s products is concentrated with a relatively limited number of customers. One customer accounted for 79% of net revenue in fiscal 2006. Two customers accounted for 49% and 37% of net revenue in fiscal 2005. Three customers accounted for 37%, 23% and 22% of net revenue in fiscal 2004. Net revenue from customers outside the United States, which was primarily denominated in U.S. dollars, was 13%, 9% and 11% in fiscal 2006, 2005 and 2004, respectively. The Company’s gross accounts receivable were concentrated with two customers at April 30, 2006 (representing 48% and 23% of receivables) and April 30, 2005 (representing 52% and 20% of receivables). The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on the expected collectibility of accounts receivable.

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

Comprehensive Income (Loss)

The comprehensive income (loss) for fiscal 2006, 2005 and 2004 was ($840,000), $71,097,000 and $8,077,000 and included the impact of foreign currency translation adjustments related to the Company’s international operations, if any, and unrealized gains and losses on available for sale investment securities, net of tax.

Earnings per Share

Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted earnings per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding, including the dilutive effect of stock options, using the treasury stock method and common stock subject to repurchase. Diluted loss per share for fiscal 2006 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Years Ended April 30,
	2006	2005	2004
Historical net income (loss):
Income (loss) from continuing operations	$(1,409)	$70,901	$17,731
Income (loss) from discontinued operations	526	204	(9,536)
Net income (loss)	$(883)	$71,105	$8,195
Basic income (loss) per share:
Weighted average shares of common stock outstanding	32,121	33,410	31,737
Less stock subject to repurchase	(2)	(2)	(3)
Shares used in calculation of basic per share numbers	32,119	33,408	31,734
Income (loss) from continuing operations	$(0.04)	$2.12	$0.56
Income (loss) from discontinued operations	0.01	0.01	(0.30)
Net income (loss) per share	$(0.03)	$2.13	$0.26
Diluted income (loss) per share:
Shares used in calculation of basic per share numbers	32,117	33,408	31,734
Shares subject to repurchase	2	2	3
Dilutive effect of stock plans	—	1,730	1,759
Shares used in calculation of diluted per share numbers	32,119	35,140	33,496
Income (loss) from continuing operations	$(0.04)	$2.02	$0.53
Loss from discontinued operations	0.01	—	(0.29)
Net income (loss) per share	$(0.03)	$2.02	$0.24

The computation of diluted net income (loss) per share excluded the following number of options, as their effect was anti-dilutive: 1,521,000 shares in fiscal 2006, 179,000 shares in fiscal 2005 and 325,000 shares in fiscal 2004. Included in the fiscal 2006 anti-dilutive shares are the weighted average effect of the potential conversion to common stock of $7.0 million of convertible notes issued as part of the Jasomi acquisition that either mature or convert into Ditech common stock at the election of the holder. As of April 30, 2006, the notes potentially converted to a maximum of 782,139 shares of common stock (See also Note 6).

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

The Company recorded $3.2 million of deferred stock-based compensation expense associated with unvested stock options assumed as part of the Company’s acquisition of Jasomi and a restricted stock plan offered to former Jasomi employees hired by the Company. In fiscal 2006, the Company recorded $875,000 of stock-based compensation expense related to the assumed unvested stock options and restricted stock plan.

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. If compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income (loss) for the years ended April 30, 2006, 2005 and 2004 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	April 30,
	2006	2005	2004
Net income (loss) as reported	$(883)	$71,105	$8,195
Add: Stock-based compensation expense included in reported net income (loss), net of applicable tax effects	518	—	—
Deduct: Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	(5,640)	(8,089)	(9,362)
Pro forma net income (loss)	$(6,005)	$63,016	$(1,167)
Diluted net income (loss) attributable to common stockholders per share:
As reported	$(0.03)	$2.02	$0.24
Pro forma	$(0.19)	$1.79	$(0.03)

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

In December 2004, the FASB issued Statement No. 123 (Revised 2004) “Share-Based Payment” (SFAS 123R) which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and, thus, will be effective for the Company beginning in fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company is currently evaluating the impact of SFAS 123R and SAB 107 on its financial position and results of operations. See “Accounting for Stock-Based Compensation” for information related to the pro forma effects on the Company’s reported net income (loss) and net income (loss) per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

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

3.   BALANCE SHEET ACCOUNTS

Inventories:   Inventories comprised (in thousands):

	April 30,
	2006	2005
Raw materials	$2,125	$667
Work in progress	—	72
Finished goods	6,193	4,993
Total	$8,318	$5,732

In fiscal 2004 the Company benefited from the sale of previously written-down OC-3 inventory with an original cost of $2.2 million but no carrying value. In fiscal 2006 and 2005, the Company sold $634,000 and $911,000, respectively, of other previously written-down inventory at approximately net book values.

Investments:    The following table summarizes the Company’s investments as of April 30, 2006 (in thousands):

		Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Corporate notes	$75,903	$—	$(3)	$75,900
Asset backed securities	24,425	—	—	24,425
Total	$100,328	$—	$(3)	$100,325

The following table summarizes the Company’s investments as of April 30, 2005 (in thousands):

		Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations	$8,337	$—	$(25)	$8,312
Corporate notes	55,255	—	(17)	55,238
Asset backed securities	29,694	—	(4)	29,690
Certificates of deposit	5,613	—	—	5,613
Total	$98,899	$—	$(46)	$98,853

Included in corporate notes and asset backed securities are $72.4 million and $71.9 million of auction rate securities at April 30, 2006 and 2005, respectively. For the years ended April 30, 2006 and 2005, no gains or losses were realized on the sale of short-term and long-term investments as the Company has not sold investments prior to their maturity dates. As of April 30, 2006 and 2005, net unrealized holding losses of $3,000 and $46,000 were included in other comprehensive income in the accompanying Consolidated Balance Sheets, net of any related tax effect.

The following table summarizes the maturities of the Company’s investments as of April 30, 2006 (in thousands):

	Cost	Fair Value
Less than one year	$100,328	$100,325
Total	$100,328	$100,325

The following table summarizes the maturities of the Company’s investments as of April 30, 2005 (in thousands):

	Cost	Fair Value
Less than one year	$98,899	$98,853
Total	$98,899	$98,853

Auction rate securities are included in the less than one year category as they are intended to meet the short-term working capital needs of the Company and the Company can sell or roll them over on 28 or 35 day auction cycles.

Property and Equipment:   Property and equipment comprised (in thousands):

	April 30,
	2006	2005
Furniture and fixtures	$1,659	$1,625
Equipment	12,570	10,948
Leasehold improvements	1,375	1,173
Computer software	3,435	3,205
	19,039	16,950
Less: accumulated depreciation and amortization	(14,299)	(12,013)
Total	$4,740	$4,937

Accrued Expenses:   Accrued expenses comprised (in thousands):

	April 30,
	2006	2005
Accrued employee related	$4,303	$3,831
Accrued warranty	1,157	2,010
Accrued restructuring charges	28	228
Accrued professional services	504	561
Other accrued expenses	1,098	1,875
Total	$7,090	$8,505

Warranties   The Company provides for future warranty costs upon shipment of its products. The specific terms and conditions of those warranties may vary depending on the product sold, the customer and the country in which it does business. However, the Company’s hardware warranties generally start from the shipment date and continue for a period of two to five years while the software warranty is generally one year. As part of the sale of the Company’s optical business to JDS Uniphase (“JDSU”), see Note 4, the Company retained its warranty obligations for optical products sold by the Company prior to

July 16, 2003. However, as part of the agreement reached in June 2006 between JDSU and the Company, JDSU released the Company of its remaining warranty obligations. Consequently, the Company reversed approximately $514,000 of its warranty liability in the fourth quarter of fiscal 2006.

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Consolidated Balance Sheet, were as follows (in thousands):

	Year ended April 30,
	2006	2005
Balance as of the beginning of the fiscal period	$2,010	$1,980
Provision for warranties issued during fiscal period	124	515
Warranty costs incurred during fiscal period	(363)	(459)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	(614)	(26)
Balance as of the end of the fiscal period	$1,157	$2,010

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

In connection with the sale of the Company’s echo cancellation software technology to Texas Instruments in April 2002, the Company indemnified Texas Instruments for various matters. In April 2004, the indemnifications to Texas Instruments lapsed without a material cost to the Company.

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

4.   DISCONTINUED OPERATIONS

On July 16, 2003, the Company completed the primary step in the planned exit of its optical communications business through the sale of a large portion of the assets of its optical communications business to JDSU, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”). The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (i) approximately $1.4 million was paid to the Company at closing, (ii) $225,000 to be paid to the Company one year from the closing (subject to reduction in the event any successful indemnification claims are made against the Company), and (iii) up to an additional $4.9 million to be paid to the Company, which was comprised of up to $900,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any. Additionally, JDSU had the right to require the Company to reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, which right expired as of July 31, 2004. JDSU also has indemnification rights in connection with the performance of certain warranty obligations relating to optical products that were sold by the Company on or prior to July 16, 2003.

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

The gain (loss) on disposition in fiscal 2005 was due to adjustments needed to reflect actual costs incurred and included an $110,000 income tax benefit related to the reversal of a valuation reserve on deferred tax assets.

In June 2006, the Company came to a mutual settlement and release with JDSU whereby JDSU paid Ditech $718,000. The Company had recorded receivables of $534,000 such that the net financial gain from the settlement was $184,000. As part of the settlement, JDSU additionally released the Company from its warranty obligation, which resulted in the release of $514,000 of its warranty liability. In addition, in June 2006, the Company completed the closure of its international optical operations and, as a result, reversed its remaining $189,000 of reserves related to the closure. Net of $361,000 of tax expense, the transactions resulted in a $526,000 gain from disposal of the Company’s discontinued operations. This gain on disposition was not reflected in the Company’s press release of May 25, 2006 announcing the Company’s fiscal 2006 financial results, because the settlement had not occurred prior to that time.

Subsequent to the sale to JDSU, the Company aggressively pursued the disposition, through sale, sublease or abandonment, of assets not included in the Purchase Agreement and the facility leases for the Company’s Australian and United Kingdom optical research facilities. As of April 30, 2006, the Company had disposed of all optical assets not acquired by JDSU and had negotiated out of the leases for the Australian and United Kingdom optical research facilities. As a result of exiting the optical business, the Company’s Consolidated Statements of Operations reflect the optical business as a discontinued operation for all periods presented.

Certain information with respect to the discontinued optical communications business’ operations is summarized below (in thousands):

Year ended April 30,
2004
Revenue	$1,656
Gross profit (loss)	269
Operating expenses	2,807
Operating loss	(2,538)
Income tax provision	—
Net loss from discontinued operations	$(2,538)

The following table shows the components of the gain from the disposal of the Company’s discontinued operations (in thousands):

	Year ended April 30,
	2006	2005	2004
Proceeds from sale	$184	$(55)	$2,926
Less: Net book value of assets sold	—	—	4,671
Transaction costs	—	(68)	221
Gain on sale	184	13	(1,966)
Costs to exit remainder of optical business	(703)	(81)	5,176
Income from disposition	887	94	(7,142)
Income tax expense (benefit)	361	(110)	(144)
Net income (loss) from disposition	$526	$204	$(6,998)

The income from disposition in fiscal 2006, as described above, was due to (1) reaching a final mutual settlement and release with JDSU in June 2006 whereby JDSU paid the Company $718,000 and released it from its warranty obligation and (2) completing the closure its international optical operations. The income from disposition in fiscal 2005 was due to adjustments needed to reflect actual costs incurred and included an $110,000 income tax benefit related to the reversal of a valuation reserve on deferred tax assets. The costs of exiting the optical business in fiscal 2004 included severance and related costs for optical employees not hired by JDSU of $1.6 million, impairment of optical assets not acquired by JDSU of $2.6 million, other exit costs associated with closure of international optical subsidiaries of $530,000 and losses associated with abandonment of facility leases related to the Company’s UK and Australian optical development operations of $497,000.

As of April 30, 2006, the Company has resolved all contingencies related to closing the optical business.

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

6.   BUSINESS COMBINATION

On June 30, 2005, the Company acquired privately-held Jasomi. Jasomi developed and sold session border controllers, which enables VoIP calls to traverse the network address translation (NAT) and protects networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. The combination of Ditech’s Packet Voice Processor and Jasomi’s session border control technology may enable Ditech to provide a comprehensive solution to VoIP carriers’ border service needs.

The acquisition consideration paid totaled $14.8 million and included a cash payment of $10.4 million that was paid at closing, an additional $2.0 million in cash that was placed in escrow, with the remainder consisting of the assumption of vested stock options, acquisition costs and net liabilities assumed. The escrowed cash shall be available to satisfy any claims for indemnification that Ditech may make for certain breaches of representations, warranties and covenants set forth in the acquisition agreements and any remaining and available amount in such escrow shall be distributed to the former Jasomi stockholders two years from the acquisition date. In addition, further acquisition consideration not yet recorded included $7.0 million in non-transferable convertible notes, divided into two tranches with principal amounts of $3.0 million and $4.0 million, respectively. The $3.0 million first tranche of notes were to either mature or convert into Ditech common stock on the date one year or, at the election of the holder, two years from the closing date, and were contingent on the retention of a specified number of designated employees. As of June 2006, no holder elected to extend or convert the $3.0 million first tranche of notes and Ditech has not made any indemnification claims, nor have a sufficient number of designated employees left the employment of Ditech to cause a reduction in the principal amounts of the notes. Consequently, the full $3.0 million of the first tranche of notes, plus interest at 5%, will be paid on or after June 30, 2006 upon surrender of the notes. The $4.0 million second tranche of notes either mature or convert into Ditech common stock at the election of the holder two years from the closing date. The notes bear an interest rate of 5%, payable on maturity or conversion, and are convertible at $9.84 per share. The payment of the full $4.0 million principal amount of the convertible notes is contingent on the retention of a specified number of designated employees. In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), the Company did not record the $7.0 million as acquisition consideration as, at the closing date of the acquisition, the Company believed the retention of the designated employees was not assured beyond a reasonable doubt. At the time the contingencies are satisfied and the notes are paid or converted to Ditech common stock, the Company will record the amounts due to the former non-employee Jasomi stockholders, if any, as goodwill. The portion of the notes that have been issued to employee-stockholders, totaling $947,000, is being amortized as compensation expense over the remaining life of each note. In fiscal 2006, the Company recorded $604,000 of compensation expense related to the notes. The $604,000 is included in accrued expenses and long-term accrued expenses as of April 30, 2006.

Ditech also (1) assumed Jasomi unvested stock options outstanding on the date of the closing, which converted into options to buy 112,343 shares of the Company’s common stock, and (2) issued to Jasomi employees restricted stock and restricted stock units for an aggregate of 393,212 shares of the Company’s common stock. The intrinsic value of the unvested options assumed and restricted shares granted to Jasomi employees have been recorded as deferred stock-based compensation and are being amortized as compensation expense over the remaining respective vesting periods. The restricted stock has a three year vesting schedule while the unvested options assumed typically have a ten year term and a four year vesting period.

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

The Company based the percentage of completion of in-process projects on an averaging of (2) expenses incurred to-date compared to the total estimated development costs for each project, (2) time incurred to-date and remaining time to complete each project and (3) milestone-based percent complete estimates. The in-process projects pertained to general enhancements to PeerPoint software, combining of NAT and Peering capability, increasing throughput capability, enhancing the interface and developing a Denial of Service module. The average percentage complete for the in-process projects was 56% as of the date of the acquisition. At the time of the acquisition, it was estimated that these development efforts would be completed in nine months at an estimated cost of approximately $740,000. As of April 30, 2006, the remaining estimated cost to complete the project is approximately $400,000, primarily because the project to increase throughput capacity will be part of an integrated PeerPoint and Packet Voice Processor solution instead of a stand-alone solution as originally planned.

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

The consideration paid and purchase price noted above are preliminary due to the $7.0 in outstanding convertible notes that are currently excluded from the purchase price.

Goodwill originating from the Jasomi acquisition will not be amortized. Purchased intangible assets are being amortized on a straight-line basis over a period of four to five years.

In fiscal 2006, the Company recorded $875,000 of compensation expense related to assumed unvested stock options and a restricted stock plan. The $2.1 million remaining balance of deferred stock-based compensation is reflected as a component of Stockholders’ Equity.

Since July 1, 2005, the results of operations of Jasomi have been included in the Company’s consolidated statements of operations. Pro forma results of operations have not been presented, as the effect of this acquisition was not material.

7.   GOODWILL AND PURCHASED INTANGIBLES

The carrying value of intangible assets acquired in the Jasomi business combination is as follows (in thousands):

	Fiscal 2006
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(605)	$—	$2,295
Customer relationships	1,100	(183)	—	917
Trade name and trademarks	200	(33)	—	167
Goodwill	9,913	—	—	9,913
Total	$14,113	$(821)	$—	$13,292

In fiscal 2006, the Company recorded $821,000 of amortization of Jasomi acquisition-related intangible assets.

Estimated future amortization expense of purchased intangible assets as of April 30, 2006 is as follows:

Years ended April 30,
2007	$985
2008	985
2009	985
2010	381
2011	43
Thereafter	—
$3,379

Other intangible assets included as a component of Other Assets, comprised (in thousands):

	Fiscal 2006			Fiscal 2005
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Software licenses	$3,239	$(3,219)	$20	$3,199	$(2,458)	$741

Amortization expense related to software licenses was $761,000, $838,000 and $865,000, respectively, in fiscal 2006, 2005 and 2004.

The $20,000 remaining book value of software licenses is expected to be amortized in fiscal 2007.

8.   COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its principal office facilities in Mountain View, California under a non-cancelable operating lease expiring on July 31, 2011. As part of the extension of the Mountain View, California lease term in September 2005, the landlord provided $442,000 for tenant improvements. This was recorded in accrued expenses and is being amortized over the remaining term of the lease as a reduction in rent expense. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. The Company additionally has leased office space in Calgary, Canada under an operating lease expiring on January 31, 2011. The Company also has operating leases on other offices and certain office equipment.

At April 30, 2006, future minimum payments under the leases are as follows (in thousands):

Years ended April 30,
2007	$1,054
2008	1,080
2009	1,112
2010	1,200
2011	355
Thereafter	—
$4,801

Rent expense under all leases for the years ended April 30, 2006, 2005 and 2004, was $1,610,000, $2,268,000 and $2,311,000, respectively. Included in these rent amounts was $71,000 in fiscal 2004 which was related to rent at the Company’s international optical operations and has been reflected in discontinued operations and $254,000 in fiscal 2004 which is included in the restructuring charge.

Credit Facility

Effective September 2005, the Company renewed its $2.0 million operating line of credit agreement with its bank. The renewed line of credit expires on July 31, 2006. Advances under the line bear interest at the rate of prime plus 0.25%. The renewed line of credit, which expires on July 31, 2006, carries the same basic terms as the original line of credit and financial covenants related to minimum effective tangible net worth and cash and cash equivalent and short-term investment balances. As of April 30, 2006, the Company had no borrowings outstanding under the line of credit.

Legal Proceedings

Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006. The defendants moved to dismiss the complaint, and the motion was heard and taken under submission by the court on June 9, 2006. This matter is at an early stage; no discovery has taken place and no trial date has been set.

On June 20, 2005, the first of two shareholder derivative complaints was filed in the California Superior Court for the County of Santa Clara. Both complaints were purportedly brought derivatively by shareholders on behalf of Ditech against several executives of Ditech and all members of its board of directors, and named Ditech as a nominal defendant. The plaintiffs alleged that the defendants breached their fiduciary duties to Ditech in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel, that certain of the defendants improperly sold Ditech stock while in possession of material nonpublic information, and that the defendants were liable to Ditech for damages as a result thereof. Both lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Derivative Litigation, No. 105-CV-043429. The defendants filed a demurrer to the consolidated complaint, which was granted by the court with leave to amend. The plaintiffs elected not to amend the complaint, and voluntarily dismissed the action without prejudice on February 14, 2006.

The Company cannot predict the outcome of the lawsuits at this time and has made no provisions for potential losses from these lawsuits.

9.   SALE OF ECHO CANCELLATION TECHNOLOGY

On April 16, 2002, the Company sold its echo cancellation and voice enhancement software technology, the associated product licenses and all of the related assets to TI for an aggregate price of $26.8 million. Of the total price, $18.3 million was paid in cash on the closing, $5 million was received in April 2003 on the first anniversary of the closing date and the balance of $3.5 million was collected in April 2004. Concurrent with the closing of the sale, all of the individuals employed in the echo cancellation software group, including those individuals assumed as part of the Telinnovation acquisition in February 2000, were hired by Texas Instruments. Additionally, in connection with the sale, Ditech received, at no cost, a license from Texas Instruments and Telogy Networks, Inc., a wholly owned subsidiary of Texas Instruments, to use the existing echo cancellation and voice enhancement software and any enhancements in Ditech’s products for a period of four years. A value of $3.0 million was assigned to this four year license period, which value was amortized to cost of goods sold over the four year term ending in April 2006. After the initial four-year royalty-free period ending in April 2006, the Company (1) extended the royalty-free period through December 31, 2007 primarily to support Ditech’s remaining warranty obligation for its end-of-life products and (2) negotiated new pricing based on the purchase of chips bundled with the echo software for the Company’s current products.

10.   PREFERRED STOCK

Ditech is authorized to issue, from time to time, in one or more series, 5,000,000 shares of preferred stock at a $0.001 par value. The Board of Directors may determine the rights, preferences, privileges and restrictions granted or imposed upon any series of preferred stock. As of April 30, 2006, no preferred stock was outstanding.

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

11.   STOCKHOLDERS’ EQUITY

Employee Equity Plans

Employee Stock Purchase Plan

In March and April 1999, the Board adopted, and the stockholders approved, the Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) under which an aggregate of 1,416,666 shares of common stock has been reserved as of April 30, 2006. Employees who participate in an offering period can have up to 10% of their earnings withheld or 1,400 shares per offering period, whichever is less, pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of the common stock on specified dates determined by the Board. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or on the specified purchase date. In fiscal 2006, 2005 and 2004, shares purchased under the plan totaled 131,665, 65,602 and 175,310 shares, respectively. As of April 30, 2006, 227,718 shares remain available for issuance under the Purchase Plan.

Stock Option and Restricted Stock Plans

The Company’s 1997 Stock Option Plan serves as the successor equity incentive program to the Company’s 1987 Stock Option Plan and the Supplemental Stock Option Plan (the “Predecessor Plans”). All outstanding stock options under the Predecessor Plans continue to be governed by the terms and conditions of the 1997 Stock Option Plan. The Company reserved 4,000,000 shares of common stock for issuance under the 1997 Stock Option Plan. Under the 1997 Stock Option Plan, the Board of Directors could grant incentive or non-statutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock, as determined by the Board of Directors, at grant date. In November 1998, the Company adopted its 1998 Stock Option Plan and determined not to grant any further options under its 1997 Stock Option Plan. The Company has reserved a total of 4,856,082 shares of common stock for issuance under the 1998 Stock Option Plan, under terms similar to those of the 1997 Stock Option Plan. During fiscal 2000, the Company adopted two non-statutory stock option plans under which a total of 1,350,000 shares were reserved for issuance. The terms of non-statutory options granted under these plans are substantially consistent with non-statutory options granted under the 1997 and 1998 plans. Shares issued through early option exercises are subject to the Company’s right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of April 30, 2006, no shares were subject to repurchase.

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

On June 30, 2005, the Company acquired Jasomi and assumed all outstanding stock options that had been granted under the Jasomi Networks 2001 Stock Plan (the “Jasomi Plan”). The option shares under the Jasomi Plan were converted into 191,111 options to purchase Ditech common stock. The calculation of the conversion of option shares was determined using the approximate fair market values of the Jasomi and Ditech common stock prices within a one-week period up to the date of the acquisition. After June 30, 2005, no new options are permitted to be granted under the Jasomi Plan. The options granted under this plan are substantially consistent with the terms of options granted under Ditech’s stock option plans.

In connection with the acquisition of Jasomi on June 30, 2005, a new equity plan was adopted and approved by the Board of Directors. The 2005 New Recruit Stock Plan allows for up to 500,000 shares of restricted stock and restricted stock units to be granted to newly hired employees. The Jasomi Canada employees hired by Ditech received shares with a vesting schedule of 1/3 of the shares vesting on the first anniversary of the acquisition date, and the remaining vesting in eight (8) successive equal quarterly installments over the two (2)-year period measured from the first anniversary of the closing date. The shares were granted at no cost to the employees. As of April 30, 2006, 130,664 shares remain available for issuance under the 2005 New Recruit Stock Plan.

In November of 2005 the Board also adopted the 2005 New Recruit Stock Option Plan. A total of 200,000 shares were approved for issuance as non-qualified stock options to new hired employees only.

The terms of the plan are substantially consistent with the non-qualified stock options granted under the Company’s other stock option plans, except that the plan does not allow the early exercise of stock options. In February of 2006, another 300,000 shares were approved and added to the reserve in connection with the hiring of the new vice president of worldwide sales. As of April 30, 2006, there is a reserve of 500,000 shares under the plan.

All options under the option plans described above have a ten-year term.

Directors Stock Option Plan

In March 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan. Under this stock option plan an aggregate of 650,000 shares are reserved as of April 30, 2006. Options granted under the plan have a 5-year term. One-time initial automatic grants of 50,000 shares each are made upon a director’s initial appointment and are subject to annual vesting over a four-year period. Annual automatic grants of 10,000 shares each are made on the date of each annual meeting of stockholders to each incumbent director (provided they have served as a director for at least six months) and are fully vested at the grant date.

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

Activity under the stock option plans referenced above was as follows (in thousands, except per share amounts):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Exercise Price	Aggregate Price	Weighted Average Exercise Price
Balances, May 1, 2003	3,195	6,576	$0.41 - $79.50	$40,960	$6.23
Reservation of shares	250
Options granted	(2,400)	2,400	$4.13 - $18.75	21,600	$9.00
Options exercised	—	(2,260)	$0.41 - $14.45	(10,808)	$4.78
Options canceled	975	(992)	$1.77 - $76.00	(9,296)	$9.37
Balances, April 30, 2004	2,020	5,724	$0.41 - $79.50	42,456	$7.42
Reservation of shares	1,000
Options granted	(853)	853	$10.85 - $21.92	12,110	$14.20
Options exercised	—	(1,534)	$0.41 - $18.07	(9,279)	$6.05
Options canceled	241	(241)	$1.77 - $76.00	(1,890)	$7.84
Balances, April 30, 2005	2,408	4,802	$0.41 - $79.50	43,397	$9.04
Reservation of shares	500
Assumed outstanding options		191	$0.36	68	$0.36
Options granted	(2,272)	2,272	$6.45 - $10.78	15,844	$6.97
Options exercised	—	(125)	$0.36 - $ 8.76	(403)	$3.24
Options canceled	201	(212)	$0.36 - $79.50	(3,807)	$17.98
Balances, April 30, 2006	837	6,929	$0.36 - $76.00	$55,099	$7.95

Options outstanding and exercisable at April 30, 2006 (in thousands, except life and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number of Shares	Weighted Average Exercise Price
$ 0.36 - $ 2.85	546	$2.04	5.67	521	$2.02
$ 2.92 - $ 6.45	527	$3.86	6.34	498	$3.71
$ 6.49	1,659	$6.49	9.17	1,659	$6.49
$ 6.75 - $ 8.56	619	$7.23	5.20	604	$7.19
$ 8.76	1,634	$8.76	7.42	1,634	$8.76
$ 8.82 - $10.35	1,099	$9.26	6.32	715	$9.40
$10.78 - $18.75	780	$13.69	8.22	779	$13.69
$21.92 - $76.00	65	$23.74	3.41	65	$23.74
$ 0.36 - $76.00	6,929	$7.95	7.30	6,475	$7.92

The estimated weighted average fair value of options granted during fiscal years 2006, 2005 and 2004 was $4.22, $8.84 and $5.52 per share, respectively. The estimated weighted average fair value of shares granted under the Employee Stock Purchase Plan was $3.14, $6.39 and $0.58 in fiscal 2006, 2005 and 2004, respectively.

The fair value of options granted under the Company’s stock option plans during fiscal 2006, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option pricing model. The model utilized the multiple option approach with the following weighted average assumptions: no dividend yield, expected volatility of 82%, 87% and 91% in fiscal 2006, 2005 and 2004, respectively, risk-free interest rates of 4.11%, 3.40% and 2.38% in fiscal 2006, 2005 and 2004, respectively, and expected life of four years for the option plans. The Employee Stock Purchase Plan used the following weighted average assumptions: no dividend yield, expected volatility of 93%, 73% and 58% in fiscal 2006, 2005 and 2004, respectively, risk-free interest rates of 4.45%, 2.44% and 1.63% in fiscal 2006, 2005 and 2004, respectively, and expected life of six months. Forfeitures are recognized as they occur.

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

12.   INCOME TAXES

The provisions for income taxes reflected in the statements of operations for the years ended April 30 consisted of (in thousands):

	2006	2005	2004
Current:
Federal	$4	$496	$76
State	(1,171)	153	—
Foreign	71	(54)	50
Total current	$(1,096)	$595	$126
Deferred:
Federal	$168	$(28,708)	$—
State	1,190	(8,097)	—
Total deferred	1,358	(36,805)	—
Total	$262	$(36,210)	$126

Because the Company had a full valuation allowance against its deferred tax assets due to uncertainty surrounding the realization of the benefit of such assets, there was no deferred tax provision in fiscal 2004. In fiscal 2005, based on the level of historical taxable income and projections for future taxable income over the periods that the Company’s deferred tax assets are deductible, the Company determined that it was more likely than not that certain of its deferred tax assets were expected to be realized and therefore released $51.6 million of valuation allowance. The reversal of the valuation allowance and other adjustments to the deferred tax assets resulted in the recognition of income tax benefits to continuing operations and discontinued operations of $36.7 million and $110,000, respectively, in fiscal 2005. In addition, the Company recognized a credit of $14.8 million to additional paid-in capital for the portion of the deferred tax asset attributable to benefits from the exercise of employee stock options. As of April 30, 2006 and 2005, the Company had no valuation allowance against its deferred tax assets.

The components of the Company’s deferred tax assets and liabilities at April 30 consisted of (in thousands):

	2006	2005
Deferred tax assets (liabilities):
Uniform capitalization	$1,402	$905
Depreciation	300	312
Inventory reserves	1,335	1,827
Other reserves and accruals	1,434	2,017
Purchased technology, goodwill and other intangibles	677	2,198
Tax credits	8,483	10,121
Net operating losses	35,144	34,227
Total deferred tax assets	48,775	51,607
Less valuation allowance	—	—
Net deferred tax assets	$48,775	$51,607

As of April 30, 2006, the Company has federal and state tax net operating loss carryforwards of approximately $87.7 million and $62.5 million, respectively, available to offset future taxable income and has federal and state tax credit carryforwards of approximately $5.9 million and $3.8 million, respectively. The net operating loss and tax credit carryforwards expire between 2007 and 2026 if not utilized. The Company’s tax net operating loss and tax credit carryforwards include federal and state net operating loss carryforwards of approximately $27.2 million and $13.2 million, respectively, which may be subject to limitations created under internal revenue section 382.

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate for the years ended April 30, principally due to the following:

	2006	2005	2004
Tax provision (benefit) at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.7	5.7	5.7
Non-deductible in-process R&D and other acquisition related amortization	(46.3)
Non-deductible goodwill and other intangible amortization	—	—	3.8
Other permanent differences	(7.1)	—	—
Correction of California R&D tax credit error	(100.3)	—	—
True-up adjustments to deferred tax assets	(11.4)	—	—
Reversal of reserves associated with California R&D tax credit position	101.5	—	—
Valuation allowance	—	(146.2)	(39.8)
Other	—	1.9	(3.2)
Effective tax rate	(22.9)%	(103.6)%	1.5%

The tax provision (benefit) for fiscal 2006 resulted in an effective tax rate of (23%). The effective tax rate for the year was adversely affected by non-deductible Jasomi acquisition-related charges, including the Company’s inability to deduct for tax purposes (1) in-process R&D related to the acquisition of Jasomi and (2) convertible debenture amortization, and the correction of a $1.1 million error in the balance of a deferred tax asset related to a California R&D tax credit. The error originated in the second quarter of fiscal 2005 at the time the Company released its valuation allowance on deferred tax assets and was corrected in the fourth quarter of fiscal 2006. After conducting a thorough analytical review on materiality, which was brought to the attention of and discussed with the audit committee, management believes that such amounts are not material to previously reported financial statements. Those items were partially offset by the reversal of $1.2 million of reserves on deferred tax assets primarily associated with a California R&D tax credit position under audit by California’s Franchise Tax Board. In April 2006, the Company reached an agreement with the Franchise Tax Board regarding its tax credit positions and consequently revised associated reserves. The agreement did not result in the assessment of additional tax.

13.   REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

As a result of the Company exiting the optical communications business in the first quarter of fiscal 2004, that segment is now being reported as a discontinued operation in the consolidated statements of operations for all periods presented. As such, the Company currently operates in a single segment, voice quality products, and segment data will no longer be reported.

The Company’s revenue from external customers by geographic region, based on ship to destination, was as follows (in thousands):

	Years ended April 30,
	2006	2005	2004
USA	$47,992	$85,337	$61,916
Asia Pacific	983	2,155	1,348
Canada	2,056	3,292	1,914
Latin America	595	1,345	547
Europe/Middle East/Africa	3,279	1,926	3,865
Total	$54,905	$94,055	$69,590

The Company’s long lived assets by geographic region were as follows (in thousands):

	As of April 30,
	2006	2005
USA	$4,320	$4,896
Canada	395	—
Rest of World	25	41
Total	$4,740	$4,937

14.   PROFIT SHARING PLAN

The Company maintains a 401(k) profit sharing plan for all eligible employees. Employees may contribute to the Plan based on statutory limits. Any Company contributions are at the discretion of the Board of Directors. The Company made contributions to the Plan during fiscal 2006, 2005 and 2004 of $58,000, $49,000 and $45,000, respectively.

15.   RELATED PARTY TRANSACTION

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

16.   SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended April 30,
	2006	2005	2004
	(in thousands)
Operating:
Interest paid	$—	$6	$11
Income taxes paid	191	53	64
Non-cash financing and investing activities:
Deferred stock compensation	3,049	—	—

SUPPLEMENTARY FINANCIAL DATA (unaudited)

The following quarterly data reflects the treatment of the Company’s optical business, which was sold in July 2003, as a discontinued operation. See Note 4 of the Notes to the Consolidated Financial Statements (in thousands, except per share data).

	Fiscal 2006				Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$10,347	$10,523	$13,995	$20,040	$25,540	$24,253	$21,310	$22,952
Gross profit	$7,188	$7,354	$9,715	$14,280	$19,136	$18,954	$16,522	$17,259
Income (loss) from continuing operations	$(1,931)	$(1,392)	$(67)	$1,981	$10,115	$46,078	$7,113	$7,595
Net income (loss)	$(1,931)	$(1,392)	$(67)	$2,507	$10,605	$45,770	$7,136	$7,595
Basic per share data
Income (loss) from continuing operations	$(0.06)	$(0.04)	$(0.00)	$0.06	$0.30	$1.35	$0.21	$0.24
Net income (loss)	$(0.06)	$(0.04)	$(0.00)	$0.08	$0.32	$1.34	$0.21	$0.24
Diluted per share data
Income (loss) from continuing operations	$(0.06)	$(0.04)	$(0.00)	$0.06	$0.28	$1.28	$0.20	$0.23
Net income (loss)	$(0.06)	$(0.04)	$(0.00)	$0.07	$0.30	$1.27	$0.20	$0.23

The quarterly financial data for the two years ended April 30, 2006 reflects a $35.8 million benefit from the release of a valuation allowance on the Company’s deferred tax assets in the second quarter of fiscal 2005.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A—Controls and Procedures

Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under supervision and with the participation of our management, including Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management has concluded that, as of April 30, 2006, our internal control over financial reporting was effective based on these criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2006 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K. PricewaterhouseCoopers LLP has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included at the beginning of Item 8 herein.

Changes in Internal Control over Financial Reporting.

During the fourth quarter of 2006, there have been no changes in our internal control over financial reporting that have material affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

Not applicable.

Part III

Item 10—Directors and Executive Officers of the Registrant

Directors.   Information concerning our Directors is incorporated by reference to the section entitled “Proposal 1—Election of Directors” contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than August 28, 2006 in connection with the solicitation of proxies for the Company’s Annual Meeting of Stockholders to be held September 15, 2006 (the “Proxy Statement”).

Executive Officers.   Information concerning our Executive Officers is set forth under the section entitled “Executive Officers of Ditech” in the Proxy Statement and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance.   Information concerning compliance with Section 16(a) of the Securities Act of 1934 is set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement and is incorporated herein by reference.

Code of Business Conduct and Ethics.   The information required by this Item with respect to our code of conduct and ethics is incorporated herein by reference from the section captioned “Proposal 1—Election of Directors—Code of Business Conduct and Ethics” contained in the Proxy Statement.

Item 11—Executive Compensation

The information required by this Item is set forth in the Proxy Statement under the captions “Compensation of Directors”, “Compensation of Executive Officers” and “Compensation Committee Interlocks and Insider Participation.” Such information is incorporated herein by reference.

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

Part IV

Item 15—Exhibits and Financial Statement Schedule

(a)          The following documents are filed as part of this Form 10-K:

(1)          Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Ditech Networks, Inc. under Item 8 in Part II of this Form 10-K.

(2)          Financial Statement Schedule

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended April 30, 2004
Allowance for doubtful accounts(1)	$811	$—	$(407)	$404
Provision for excess and obsolete inventory(2)	$12,823	$3,648	$(4,948)	$11,523
Valuation allowance on deferred tax assets(3)	$47,509	$4,720	$—	$52,229
Year ended April 30, 2005
Allowance for doubtful accounts(1)	$404	$—	$(60)	$344
Provision for excess and obsolete inventory(2)	$11,523	$1,526	$(8,562)	$4,487
Valuation allowance on deferred tax assets(3)	$52,229	$3,382	$(55,611)	$—
Year ended April 30, 2006
Allowance for doubtful accounts(1)	$344	$28	$(66)	$306
Provision for excess and obsolete inventory(2)	$4,487	$98	$(1,306)	$3,279
Valuation allowance on deferred tax assets(3)	$—	$—	$—	$—

(1)          The deductions to the allowance for bad debts included $61,000 of deductions for the write off of optical customer receivables in fiscal 2004. There were no deductions in 2006 or 2005 related to optical receivables.

(2)          The additions to the provision for excess and obsolete inventory included $20,000 of additions for optical inventory, which expense charges have been reported as a component of the loss from discontinued operations for fiscal 2004. There were no provisions for optical inventory in fiscal 2005 or 2006. The fiscal 2005 provision of $1.5 million included $555,000 of field and evaluation unit amortization, which was charged to sales and marketing expense. The deductions to the provision for excess and obsolete inventory included $150,000, $4.7 million and $2.7 million of deductions for optical inventory in fiscal 2006, 2005 and 2004, respectively. Approximately $634,000 of the $1.3 million of fiscal 2006 deductions related to the sale of previously written-down inventory. The large deduction activity in fiscal 2005 and 2004 related to the scrapping of excess and obsolete optical components primarily for our Titanium optical switch product that was abandoned in fiscal 2003. The fiscal 2004 deduction activity was also related to a lesser degree to the sale of inventory to JDSU as part of our exiting the optical business.

(3)          Based on the level of historical taxable income and projections for future taxable income over the periods that the Company’s deferred tax assets are deductible, the Company determined that it was more likely than not that certain of its deferred tax assets were expected to be realized and therefore released its valuation allowance on deferred tax assets in fiscal 2005.

(3)          Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibtit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech and JDSU.
2.3(29)

Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson.

3.1(4)	Restated Certificate of Incorporation of Ditech
3.2	Bylaws of Ditech, as amended and restated on March 28, 2002
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(7)	Lease Agreement, dated August 18, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended January 25, 1999
10.2(7)(8)	1997 Stock Option Plan
10.3(8)(18)	1998 Amended and Restated Stock Option Plan
10.4(8)(15)	1999 Employee Stock Purchase Plan
10.5(8)(24)	1999 Non-Employee Directors' Stock Option Plan, as amended
10.6(7)(8)	Employment Agreement, dated October 3, 1997, as amended September 15, 1998, between Ditech and Timothy Montgomery
10.7(8)(14)	1999 Non-Officer Equity Incentive Plan
10.8(5)(8)	Employment Offer, dated June 19, 2001, between Ditech and Lowell Trangsrud
10.9(8)(11)	Employment Offer, dated as of April 30, 2002, between Ditech and Sandeep Pombra
10.10(12)	Loan and Security Agreement, dated August 7, 2002, by and between Ditech and Comerica Bank-California
10.11(8)(20)	Jasomi Networks, Inc. 2001 Stock Plan
10.12(8)(13)	Employment Letter, dated April 25, 2002 between Ditech and Lee House
10.13(8)(23)	Compensation Arrangements with Named Executive Officers
10.14(8)(22)	Compensation Arrangements with Non-Employee Directors
10.15(8)(27)	2005 New Recruit Stock Plan
10.16(7)(8)	Form of Indemnity Agreement to be entered between Ditech and each of its current executive officers and directors
10.18(7)	Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
10.19(7)(8)	Form of option agreement under the 1997 Stock Option Plan
10.20(7)(8)	Form of option agreement under the 1998 Stock Option Plan
10.21(9)(10)	Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation
10.22(8)(21)	2005 New Recruit Stock Option Plan
10.23(8)(26)	Form of Stock Option Agreement under the 2005 New Recruit Stock Option Plan

10.26(3)	Second Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LLC
10.27(25)	Fourth Amendment to Lease Agreement dated July 31, 2005, between Middlefield II LLC and Ditech
10.28(8)(12)	2000 Non-Qualified Stock Option Plan
10.31(1)(9)	Software License Agreement, dated as of April 16, 2002, by and between Ditech and Telogy
10.32(9)(16)	Amendment No. 1 to Telogy Software License between Ditech Communications Corporation and Texas Instruments Incorporated, dated May 21, 2003
10.33(17)	First Amendment to Loan and Security Agreement dated August 28, 2003 between Ditech Communications Corporation and Comerica Bank-California
10.34(8)(17)	Employment Agreement, dated September 16, 2003, between Ditech Communications Corporation and Jim H. Grady
10.35(8)(19)	Form of option agreement under the 1999 Non-Employee Directors' Stock Option Plan
10.36(8)(21)	Offer Letter, executed February 4, 2006, between Ditech and Gary Testa
10.37(28)	Amendment No. 2 to TELOGY SOFTWARE LICENSE AGREEMENT between Ditech Communications Corporation and Texas Instruments Incorporated
21.1	Subsidiaries of Ditech Communications Corporation
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference from the exhibit with corresponding number from Ditech's Report on Form 8-K, filed April 30, 2002 (Commission File No. 000-26209).

(2)   Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed July 30, 2003 (Commission File No. 000-26209).

(3)   Incorporated by reference from the exhibit with corresponding number from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2000, filed July 31, 2000 (Commission File No. 000-26209).

(4)   Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed May 22, 2006 (Commission File No. 000-26209).

(5)   Incorporated by reference from the exhibit with corresponding number from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2002, filed July 29, 2002 (Commission File No. 000-26209).

(6)   Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed March 30, 2001 (Commission File No. 000-26209).

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

(10) Incorporated by reference from the exhibit with the corresponding exhibit number from Ditech's Quarterly Report on Form 10-Q for the quarter ending July 31, 1999 (Commission File No. 000-26209).

(11) Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending July 31, 2002, filed August 29, 2002 (Commission File No. 000-26209).

(12) Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending October 31, 2002, filed December 16, 2002 (Commission File No. 000-26209).

(13) Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending January 31, 2003, filed March 14, 2003 (Commission File No. 000-26209).

(14) Incorporated by reference to the exhibit with the corresponding title from Ditech's Tender Offer Statement on Schedule TO, filed February 19, 2003 (Commission File No. 000-26209).

(15) Incorporated by reference to the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (Commission File No. 333-110821), filed November 26, 2003.

(16) Incorporated by reference from the exhibit with the corresponding number from Ditech's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003, filed September 15, 2003 (Commission File No. 000-26209).

(17) Incorporated by reference from the exhibit with the corresponding number from Ditech's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003, filed December 8, 2003 (Commission File No. 000-26209).

(18) Incorporated by reference to the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (Commission File No. 333-120278), filed November 8, 2004.

(19) Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed September 22, 2004 (Commission File No. 000-26209).

(20) Incorporated by reference to the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (Commission File No. 333-126302), filed June 30, 2005.

(21) Incorporated by reference to the exhibit with the corresponding title from Ditech's Current Report on Form 8-K, filed February 9, 2006 (Commission File No. 000-26209).

(22) Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed August 1, 2005 (Commission File No. 000-26209).

(23) Incorporated by reference from the exhibits with corresponding titles from Ditech's Current Reports on Form 8-K, filed August 1, 2005 and May 22, 2006 (Commission File No. 000-26209).

(24) Incorporated by reference from such plan filed with Ditech's Proxy Statement filed August 16, 2005 (Commission File No. 000-26209).

(25) Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed September 23, 2005 (Commission File No. 000-26209).

(26) Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed November 15, 2005 (Commission File No. 000-26209).

(27) Incorporated by reference to the exhibit with the corresponding title from Ditech’s Registration Statement on Form S-8 (Commission No. 333-126292), filed June 28, 2005.

(28) Confidential treatment has been requested for portions of this exhibit.

(29) Incorporated by reference from the exhibit with corresponding number from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, filed July 14, 2005 (Commission File No. 000-26209).

(b)          See item 15(a)(3) above.

(c)           Financial Statement Schedules

See item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DITECH NETWORKS, INC.
June 30, 2006	By:	/s/ TIMOTHY K. MONTGOMERY
Timothy K. Montgomery President, Chief Executive Officer, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ TIMOTHY K. MONTGOMERY	President, Chief Executive Officer and	June 30, 2006
Timothy K. Montgomery	Chairman of the Board of Directors
(principal executive officer)
/s/ WILLIAM J. TAMBLYN	Executive Vice President and	June 30, 2006
William J. Tamblyn	Chief Financial Officer
(principal financial and accounting officer)
/s/ GREGORY M. AVIS	Director	June 30, 2006
Gregory M. Avis
/s/ EDWIN L. HARPER	Director	June 30, 2006
Edwin L. Harper
/s/ WILLIAM A. HASLER	Director	June 30, 2006
William A. Hasler
/s/ ANDREI M. MANOLIU, PHD	Director	June 30, 2006
Andrei M. Manoliu, Phd
/s/ DAVID M. SUGISHITA	Director	June 30, 2006
David M. Sugishita

Exhibit Index

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech and JDSU.
2.3(29)

Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson.

3.1(4)	Restated Certificate of Incorporation of Ditech
3.2	Bylaws of Ditech, as amended and restated on March 28, 2002
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(7)	Lease Agreement, dated August 18, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended January 25, 1999
10.2(7)(8)	1997 Stock Option Plan
10.3(8)(18)	1998 Amended and Restated Stock Option Plan
10.4(8)(15)	1999 Employee Stock Purchase Plan
10.5(8)(24)	1999 Non-Employee Directors' Stock Option Plan, as amended
10.6(7)(8)	Employment Agreement, dated October 3, 1997, as amended September 15, 1998, between Ditech and Timothy Montgomery
10.7(8)(14)	1999 Non-Officer Equity Incentive Plan
10.8(5)(8)	Employment Offer, dated June 19, 2001, between Ditech and Lowell Trangsrud
10.9(8)(11)	Employment Offer, dated as of April 30, 2002, between Ditech and Sandeep Pombra
10.10(12)	Loan and Security Agreement, dated August 7, 2002, by and between Ditech and Comerica Bank-California
10.11(8)(20)	Jasomi Networks, Inc. 2001 Stock Plan
10.12(8)(13)	Employment Letter, dated April 25, 2002 between Ditech and Lee House
10.13(8)(23)	Compensation Arrangements with Named Executive Officers
10.14(8)(22)	Compensation Arrangements with Non-Employee Directors
10.15(8)(27)	2005 New Recruit Stock Plan
10.16(7)(8)	Form of Indemnity Agreement to be entered between Ditech and each of its current executive officers and directors
10.18(7)	Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
10.19(7)(8)	Form of option agreement under the 1997 Stock Option Plan
10.20(7)(8)	Form of option agreement under the 1998 Stock Option Plan
10.21(9)(10)	Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation
10.22(8)(21)	2005 New Recruit Stock Option Plan
10.23(8)(26)	Form of Stock Option Agreement under the 2005 New Recruit Stock Option Plan
10.26(3)	Second Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LLC
10.27(25)	Fourth Amendment to Lease Agreement dated July 31, 2005, between Middlefield II LLC and Ditech
10.28(8)(12)	2000 Non-Qualified Stock Option Plan
10.31(1)(9)	Software License Agreement, dated as of April 16, 2002, by and between Ditech and Telogy

10.32(9)(16)	Amendment No. 1 to Telogy Software License between Ditech Communications Corporation and Texas Instruments Incorporated, dated May 21, 2003
10.33(17)	First Amendment to Loan and Security Agreement dated August 28, 2003 between Ditech Communications Corporation and Comerica Bank-California
10.34(8)(17)	Employment Agreement, dated September 16, 2003, between Ditech Communications Corporation and Jim H. Grady
10.35(8)(19)	Form of option agreement under the 1999 Non-Employee Directors' Stock Option Plan
10.36(8)(21)	Offer Letter, executed February 4, 2006, between Ditech and Gary Testa
10.37(28)	Amendment No. 2 to TELOGY SOFTWARE LICENSE AGREEMENT between Ditech Communications Corporation and Texas Instruments Incorporated
21.1	Subsidiaries of Ditech Communications Corporation
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference from the exhibit with corresponding number from Ditech's Report on Form 8-K, filed April 30, 2002 (Commission File No. 000-26209).

(2)   Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed July 30, 2003 (Commission File No. 000-26209).

(3)   Incorporated by reference from the exhibit with corresponding number from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2000, filed July 31, 2000 (Commission File No. 000-26209).

(4)   Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed May 22, 2006 (Commission File No. 000-26209).

(5)   Incorporated by reference from the exhibit with corresponding number from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2002, filed July 29, 2002 (Commission File No. 000-26209).

(6)   Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed March 30, 2001 (Commission File No. 000-26209).

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

(10) Incorporated by reference from the exhibit with the corresponding exhibit number from Ditech's Quarterly Report on Form 10-Q for the quarter ending July 31, 1999 (Commission File No. 000-26209).

(11) Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending July 31, 2002, filed August 29, 2002 (Commission File No. 000-26209).

(12) Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending October 31, 2002, filed December 16, 2002 (Commission File No. 000-26209).

(13) Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending January 31, 2003, filed March 14, 2003 (Commission File No. 000-26209).

(14) Incorporated by reference to the exhibit with the corresponding title from Ditech's Tender Offer Statement on Schedule TO, filed February 19, 2003 (Commission File No. 000-26209).

(15) Incorporated by reference to the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (Commission File No. 333-110821), filed November 26, 2003.

(16) Incorporated by reference from the exhibit with the corresponding number from Ditech's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003, filed September 15, 2003 (Commission File No. 000-26209).

(17) Incorporated by reference from the exhibit with the corresponding number from Ditech's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003, filed December 8, 2003 (Commission File No. 000-26209).

(18) Incorporated by reference to the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (Commission File No. 333-120278), filed November 8, 2004.

(19) Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed September 22, 2004 (Commission File No. 000-26209).

(20) Incorporated by reference to the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (Commission File No. 333-126302), filed June 30, 2005.

(21) Incorporated by reference to the exhibit with the corresponding title from Ditech's Current Report on Form 8-K, filed February 9, 2006 (Commission File No. 000-26209).

(22) Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed August 1, 2005 (Commission File No. 000-26209).

(23) Incorporated by reference from the exhibits with corresponding titles from Ditech's Current Reports on Form 8-K, filed August 1, 2005 and May 22, 2006 (Commission File No. 000-26209).

(24) Incorporated by reference from such plan filed with Ditech's Proxy Statement filed August 16, 2005 (Commission File No. 000-26209).

(25) Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed September 23, 2005 (Commission File No. 000-26209).

(26) Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed November 15, 2005 (Commission File No. 000-26209).

(27) Incorporated by reference to the exhibit with the corresponding title from Ditech’s Registration Statement on Form S-8 (Commission No. 333-126292), filed June 28, 2005.

(28) Confidential treatment has been requested for portions of this exhibit.

(29) Incorporated by reference from the exhibit with corresponding number from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, filed July 14, 2005 (Commission File No. 000-26209).