Form 10-Q
period 2006-07-31
DITECH NETWORKS INC
filed 2006-09-11
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

As of August 31, 2006, 32,582,992 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,
	2006	2005

Revenue	$21,619	$10,347
Cost of goods sold (1)	6,556	3,159

Gross profit	15,063	7,188

Operating expenses:
Sales and marketing (1)	6,198	4,170
Research and development (1)	5,516	4,201
General and administrative (1)	2,006	1,936
Amortization of purchased intangible assets	246	82
In-process research and development	—	700

Total operating expenses	13,966	11,089

Income (loss) from operations	1,097	(3,901)
Other income, net	1,633	978

Income (loss) before provision for income taxes	2,730	(2,923)
Provision for (benefit from) income taxes	1,207	(992)

Net income (loss)	$1,523	$(1,931)

Per share data:
Basic:
Net income (loss)	$0.05	$(0.06)

Diluted:
Net income (loss)	$0.04	$(0.06)

Weighted shares used in per share calculation:
Basic	32,400	32,089
Diluted	34,230	32,089

(1)           Stock-based compensation expense was as follows for the periods:

Cost of Sales	$101	$—
Sales and marketing	759	31
Research and development	562	66
General and administrative	263	—
Total operating expense	1,584	97
Total stock-based compensation	$1,685	$97

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 31, 2006	April 30, 2006

Assets
Cash and cash equivalents	$28,946	$35,707
Short-term investments	100,750	100,325
Accounts receivable, net	6,350	5,276
Inventories	8,236	8,318
Deferred income taxes	2,923	2,923
Other current assets	3,589	2,664

Total current assets	150,794	155,213

Property and equipment, net	5,314	4,740
Goodwill	12,637	9,913
Purchased intangibles, net	3,133	3,379
Deferred income taxes	45,019	45,852
Other assets	211	216

Total assets	$217,108	$219,313

Liabilities and Stockholders’ Equity
Accounts payable	$5,268	$1,576
Accrued expenses	5,459	7,090
Deferred revenue	2,766	10,951
Income taxes payable	576	471
Total current liabilities	14,069	20,088

Long term accrued expenses	405	644

Common stock	32	32
Additional paid-in capital	291,722	291,329
Accumulated deficit	(89,117)	(90,640)
Deferred stock-based compensation	—	(2,137)
Other comprehensive loss	(3)	(3)

Total stockholders’ equity	202,634	198,581

Total liabilities and stockholders’ equity	$217,108	$219,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended July 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$1,523	$(1,931)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	670	870
Provision for doubtful accounts	—	(65)
Tax benefit from exercise of stock options	158	61
Deferred income taxes	833	(1,073)
Amortization of deferred stock-based compensation	—	97
Stock-based compensation expense	1,685	—
Amortization of purchased intangibles	246	82
Payment of employee-investor portion of convertible debenture	(393)
Amortization of employee-investor portion of convertible debentures	139	—
In-process research and development	—	700
Other	—	85
Changes in assets and liabilities:
Accounts receivable	(1,154)	3,735
Inventories	105	(1,165)
Other current assets	(1,643)	(684)
Income taxes	105	28
Accounts payable	3,692	(963)
Accrued expenses and other	(1,597)	(1,967)
Deferred revenue	(8,105)	48

Net cash used in operating activities	(3,736)	(2,142)

Cash flows from investing activities:
Purchases of property and equipment	(1,239)	(1,015)
Purchases of available for sale investments	(14,150)	(6,150)
Sales and maturities of available for sale investments	13,725	20,073
Proceeds from sale of discontinued operations	698	—
Acquisition of Jasomi Networks, Inc., net of cash received	(2,724)	(12,586)
Decrease in other assets	—	182

Net cash provided by (used in) investing activities	(3,690)	504

Cash flows from financing activities:
Excess tax benefit from exercise of stock options	100	—
Proceeds from employee stock plan issuances	565	400

Net cash provided by financing activities	665	400

Net decrease in cash and cash equivalents	(6,761)	(1,238)
Cash and cash equivalents, beginning of period	35,707	36,781

Cash and cash equivalents, end of period	$28,946	$35,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.             DESCRIPTION OF BUSINESS

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of July 31, 2006, and for the three month periods ended July 31, 2006 and 2005, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended July 31, 2006 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2006, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 7, 2006, file number 000-26209.

Reclassifications

Certain items in the condensed consolidated financial statements for the three months ended July 31, 2005 have been reclassified to conform to classifications used in the current fiscal year.

Computation of Income (Loss) per Share

Basic income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted income per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding, including the dilutive effect of stock options, using the treasury stock method, and common stock subject to repurchase.  Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  Also included in diluted shares for the three months ended July 31, 2006 are the weighted average effect of the potential conversion to common stock of $4.0 million of convertible notes issued as part of the Jasomi Networks, Inc. (“Jasomi”) acquisition that either mature or convert into Ditech common stock at the election of the holder.  At July 31, 2006, the notes potentially convert to a maximum of 447,000 shares of common stock (See also Note 3).  Diluted loss per share for the three months ended July 31, 2005 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended, July 31
	2006	2005
Net income (loss) per share, basic and diluted:
Net income (loss)	$1,523	$(1,931)

Basic:
Weighted average shares of common stock outstanding	32,400	32,090
Less stock subject to repurchase	—	1
Shares used in calculation of basic per share numbers	32,400	32,089

Net income (loss) per share	$0.05	$(0.06)

Diluted:
Shares used in calculation of basic per share numbers	32,400	32,090
Shares subject to repurchase	—	1
Dilutive effect of stock plans	1,383
Dilutive effect of convertible debentures	447	—
Shares used in calculation of diluted per share numbers	34,230	32,089

Net income (loss) per share	$0.04	$(0.06)

Comprehensive Income (Loss)

For the three month periods ended July 31, 2006 and 2005, the comprehensive income (loss) was $1.5 million and $(1.9) million, respectively and included the impact of unrealized gains and losses on available for sale investments, net of tax.

Accounting for Stock-Based Compensation

On May 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock, restricted stock units (“RSUs”) and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values.  SFAS 123R supersedes the previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in conjunction with its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of the Company’s fiscal year 2007.  The Company’s Condensed Consolidated Financial Statements as of and for the three months ended July 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for periods prior to fiscal 2007 have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock based awards under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three months ended July 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by APB 25, as allowed under SFAS 123, to the straight-line single-option approach.  Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Prior to the adoption of SFAS 123R, the Company accounted for grants of equity instruments to employees using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and complied with the disclosure provisions of SFAS 123. Accordingly, compensation cost for stock options recorded in the Company’s condensed consolidated statement of operations was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee was required to pay to acquire the stock and was recognized over the vesting period of the related shares.  Under APB 25, the Company recorded deferred stock compensation and $97,000 of associated amortization of assumed options and restricted stock grants in conjunction with its acquisition of Jasomi in the first quarter of fiscal 2006.

As a result of adopting SFAS 123(R), stock-based compensation expense recognized during the three months ended July 31, 2006 totaled approximately $1.7 million ($1.1 million net of taxes), or approximately a $0.03 per share decrease to basic and diluted net income per common share and consisted of stock option, restricted stock unit and restricted stock expense.  A contra-equity balance of $2.1 million in “Deferred stock compensation” on the Condensed Consolidated Balance Sheet was reversed as a change in accounting policy upon the adoption of SFAS 123(R) to “Additional paid-in capital” as of May 1, 2006. The total compensation cost at July 31, 2006 related to unvested stock option, restricted stock unit and restricted stock awards was $8.6 million and that future expense will be recognized over the expected life of the stock option, restricted stock unit and restricted stock awards, which currently extends to July 31, 2010.  The weighted average remaining vesting period of those awards is 1.2 years.  The total tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized was approximately $100,000 during the first quarter of fiscal 2007. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option . SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

If the Company had applied the fair value recognition provisions of SFAS 123, the Company’s net loss for the three-month period ended July 31, 2005 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

Three Months Ended July 31,
2005
Net loss as reported	$(1,931)

Add: Stock-based compensation expense included in reported net loss, net of applicable tax effects	60

Deduct: Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	(1,217)

Pro forma loss	$(3,088)

Basic net loss attributable to common stockholders per share:
As reported	$(0.06)

Pro forma	$(0.10)

Diluted net loss attributable to common stockholders per share:
As reported	$(0.06)

Pro forma	$(0.10)

Goodwill

The Company’s methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi was based on established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  Goodwill is not amortized.  The goodwill recorded in the Condensed Consolidated Balance Sheet as of July 31, 2006 was $12.6 million.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted.  The Company is currently evaluating whether the adoption of Interpretation 48 will have a material effect on its overall results of operations or financial position.

3.             GOODWILL AND PURCHASED INTANGIBLES

Changes in the Company’s goodwill were as follows (in thousands):

Balance as of April 30, 2006	$9,913
Goodwill acquired during the period	—
New additions to existing goodwill	2,724
Balance as of July 31, 2006	$12,637

New additions to existing goodwill in the first quarter of fiscal 2007 were the result of payment of the non-employee investor portion of the $3.0 million first tranche of convertible notes notes plus accrued interest due to former Jasomi shareholders.  The entire $3.0 million plus accrued interest was not recorded in goodwill as $393,000 of the notes was paid to employee-shareholders, and was recorded as a reduction in accrued expense.  The remaining portion of unpaid first tranche of notes will be paid as certain employees vest into early exercised stock options.  The $4.0 million second tranche of notes either mature or convert into Ditech common stock at the election of the holder two years from the closing date.  The notes bear an interest rate of 5%, payable on maturity or conversion, and are convertible at $9.84 per share.  The payment of the full $4.0 million principal amount of the convertible notes is contingent on the retention of a specified number of designated employees.  The convertible notes may also be used to satisfy any claims for indemnification that Ditech may make for certain breaches of representations, warranties and covenants set forth in the acquisition agreements.  In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), the Company has not recorded the $4.0 million as acquisition consideration as, at the date of acquisition, the Company believed the retention of the designated employees was not assured beyond a reasonable doubt.

The carrying value of intangible assets acquired in the Jasomi business combination was as follows (in thousands):

	Fiscal 2007
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(786)	$—	$2,114
Customer relationships	1,100	(238)	—	862
Trade name and trademarks	200	(43)	—	157
Goodwill	12,637	—	—	12,637
Total	$16,837	$(1,067)	$—	$15,770

In the first quarter of fiscal 2007 and 2006, the Company recorded $246,000 and $82,000, respectively, of amortization of Jasomi acquisition-related intangible assets.

Estimated future amortization expense of purchased intangible assets as of July 31, 2006 is as follows:

Years ended April 30,

2007 (9 months)	$739
2008	985
2009	985
2010	381
2011	43
$3,133

Other intangible assets included as a component of Other Assets, comprised (in thousands):

	Fiscal 2007			Fiscal 2006
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value

Software licenses	$3,239	(3,224)	15	$3,239	(3,219)	$20

Amortization expense related to software licenses was $5,000 and $209,000, respectively, in the first quarter of fiscal 2007 and 2006, respectively.

4.             BALANCE SHEET ACCOUNTS

Inventories comprised (in thousands):

	July 31, 2006	April 30, 2006

Raw materials	$1,811	$2,125
Work in progress	2	—
Finished goods	6,423	6,193

Total	$8,236	$8,318

Stock-based compensation included in inventories at July 31, 2006 was $23,000.

Accrued expenses comprised (in thousands):

	July 31, 2006	April 30, 2006

Accrued employee related	$3,263	$4,303
Accrued warranty	1,157	1,157
Accrued restructuring costs	7	28
Accrued professional services	125	504
Other accrued expenses	907	1,098

Total	$5,459	$7,090

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands):

	Three Months Ended July 31,
	2006	2005

Balance as of May 1	$1,157	$2,010
Provision for warranties issued during fiscal period	74	119
Warranty costs incurred during fiscal period	(74)	(119)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	—	(114)

Balance as of July 31	$1,157	$1,896

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

5.             STOCKHOLDERS’ EQUITY

Employee Equity Plans

Employee Stock Purchase Plan

In March and April 1999, the Board adopted, and the stockholders approved, the Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) under which an aggregate of 1,416,666 shares of common stock has been reserved as of July 31, 2006.  Employees who participate in the one-year offering period can have up to 15% of their earnings withheld or purchase a maximum of 700 shares per six-month purchase period, whichever is less, pursuant to the Purchase Plan.  The amount withheld will then be used to purchase shares of the common stock on specified dates determined by the Board.  The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date or end date of each offering period.  In the first quarter of fiscal 2007, 80,859 shares were purchased under the Purchase Plan.  As of July 31, 2006, 146,859 shares remain available for issuance under the Purchase Plan.

Stock Option and Restricted Stock Plans

The Company’s 1997 Stock Option Plan serves as the successor equity incentive program to the Company’s 1987 Stock Option Plan and the Supplemental Stock Option Plan (the “Predecessor Plans”). All outstanding stock options under the Predecessor Plans continue to be governed by the terms and conditions of the 1997 Stock Option Plan. The Company reserved 4,000,000 shares of common stock for issuance under the 1997 Stock Option Plan. Under the 1997 Stock Option Plan, the Board of Directors could grant incentive or non-statutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock, as determined by the Board of Directors, at grant date. In November 1998, the Company adopted its 1998 Stock Option Plan and determined not to grant any further options under its 1997 Stock Option Plan. The Company has reserved a total of 4,856,082 shares of common stock for issuance under the 1998 Stock Option Plan, under terms similar to those of the 1997 Stock Option Plan. During fiscal 2000, the Company adopted two non-statutory stock option plans under which a total of 1,350,000 shares were reserved for issuance. The terms of non-statutory options granted under these plans are substantially consistent with non-statutory options granted under the 1997 and 1998 plans.  Shares issued through early option exercises are subject to the Company’s right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of July 31, 2006, no shares were subject to repurchase.

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

In August 2000, the Board of Directors adopted the 2000 Non-Qualified Stock Plan. A total of 5,000,000 shares have been reserved under this stock option plan as of July 31, 2006. The terms of non-statutory options granted under this plan are substantially consistent with non-statutory options granted under the 1997 and 1998 plans.

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

In connection with the acquisition of Jasomi on June 30, 2005, the Board of Directors adopted the 2005 New Recruit Stock Plan.  This plan allows for up to 500,000 shares of restricted stock and restricted stock units to be granted to newly hired employees. The Jasomi Canada employees hired by Ditech received shares with a vesting schedule of 1/3 of the shares vesting on the first anniversary of the acquisition date, and the remaining vesting in eight (8) successive equal quarterly installments over the two (2)-year period measured from the first anniversary of the closing date.

In November of 2005 the Board also adopted the 2005 New Recruit Stock Option Plan.  A total of 200,000 shares were approved for issuance as non-qualified stock options to new hired employees only.  The terms of the plan are substantially consistent with the non-qualified stock options granted under the Company’s other stock option plans, except that the plan does not allow the early exercise of stock options.  In February of 2006, another 300,000 shares were approved and added to the reserve in connection with the hiring of the new vice president of worldwide sales. As of July 31, 2006, there is a reserve of 500,000 shares under the plan.

All options under the option plans described above have a ten-year term.

Directors Stock Option Plan

In March 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan. Under this stock option plan an aggregate of 650,000 shares are reserved as of July 31, 2006. Options granted under the plan have a 5-year term. One-time initial automatic grants of 50,000 shares each are made upon a director’s initial appointment and are subject to annual vesting over a four-year period. Annual automatic grants of 10,000 shares each are made on the date of each annual meeting of stockholders to each incumbent director (provided they have served as a director for at least six months) and are fully vested at the grant date.

Activity under the stock option plans referenced above was as follows (in thousands, except life and exercise price amounts):

		Outstanding Options
	Shares				Weighted
	Available For	Number of			Average	Aggregate
	Grant	Shares	Exercise Price	Aggregate Price	Exercise Price	Intrinsic Value
Balances, April 30, 2006	837	6,929	$0.36 - $76.00	$55,099	$7.95
Reservation of shares	—				$
Options granted	(42)	42	$8.12 - $8.46	$356	$8.43
Options exercised	—	(40)	$0.36 - $6.49	$(109)	$2.75	$240
Options forfeited	33	(40)	$0.36 - $14.77	$(352)	$8.75
Options expired	1	(1)	$13.37	$(17)	$13.37
Balances, July 31, 2006	829	6,890	$0.36 - $76.00	$54,967	$7.98

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Aggregate Fair Value	Weighted Average Remaining Contractual Term

Fully vested and expected to vest options	6,763	$7.98	$8,440		7.07
Options vested during the period	4,409	$7.85	$6,128	$24,250	6.27

Options outstanding and exercisable at July 31, 2006 (in thousands, except life and exercise price amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number of Shares	Weighted Average Exercise Price
$0.36 - $2.92	838	$2.39	5.55	814	$2.39
$3.75 – $6.45	189	$5.48	6.75	159	$5.30
$6.49	1,651	$6.49	8.92	1,651	$6.49
$6.75 - $8.56	657	$7.29	5.23	604	$7.19
$8.76	1,632	$8.76	7.17	1,632	$8.76
$8.82 - $9.00	763	$8.95	6.15	429	$8.98
$9.59 - $13.37	939	$12.05	7.23	893	$12.18
$14.45 - $21.92	206	$17.18	6.68	206	$17.18
$24.69 - $76.00	15	$29.85	3.25	15	$29.85

$0.36 - $76.00	6,890	$7.98	7.07	6,403	$7.94

Restricted stock and restricted stock units outstanding at July 31, 2006 (in thousands, except life):

	Restricted Stock and Restricted Stock Units Outstanding
	Number of Shares or Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Nonvested restricted stock and restricted stock units, April 30, 2006	369
Restricted stock and restricted stock units granted	11
Restricted stock and restricted stock units vested	(123)
Restricted stock and restricted stock units forfeited	(51)
Nonvested restricted stock and restricted stock units, July 31, 2006	206
Fully vested and expected to vest restricted stock and restricted stock units	199	$—	$1,618	1.10
Fully vested restricted stock and restricted stock units currently exercisable	—	—	—	—

For the quarter ended July 31, 2006, the total intrinsic value of restricted stock and restricted stock units vested was $1.1 million and the total fair value of shares vested was $803,000.

As of July 31, 2006, approximately $8.6 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs is expected to be recognized over a weighted-average period of 1.2 years and 1.1 years, respectively.

The assumptions used and the resulting estimates of weighted-average fair value per share of options granted and for employee stock purchases under the ESPP during those periods are as follows:

	Three months ended July 31,
	2006	2005

Stock options:
Dividend yield	—	—
Volatility factor	0.73	0.82
Risk-free interest rate	5.1%	3.9%
Expected life (years)	4.9	3.8
Weighted average fair value of options granted during the period	$5.35	$3.86

Employee stock purchase plan:
Dividend yield	—	—
Volatility factor	0.52	0.93
Risk-free interest rate	5.2%	4.5%
Expected life (years)	0.5	0.5
Weighted average fair value of employee stock purchases during the period	$2.85	$3.13

Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$8.42	$6.49

6.             BORROWING AGREEMENT

In July 2006, the Company’s line of credit with its bank expired unused.  The Company is currently negotiating with its bank to renew the line of credit.

7.             INCOME TAXES

The Company recorded tax expense of $1.2 million for the three months ended July 31, 2006 for an effective tax rate of 44%.   The Company recorded a tax benefit of $992,000 for the three months ended July 31, 2005 for an effective tax rate of (34%).  The effective tax rate for the three months ended July 31, 2006 reflected Ditech’s inability to deduct for tax purposes (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants and (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors.  The effective tax rate for the three months ended July 31, 2005 reflects the net effect of the effective tax rate applied to the Company’s loss for the quarter and the Company’s inability to deduct for tax purposes $700,000 for in-process R&D related to the acquisition of Jasomi.   The Company’s income taxes have been reduced by the tax benefit from employee stock option transactions.  These benefits totaled $258,000 and $61,000 for the three months ended July 31, 2006 and 2005, respectively, and increased additional paid-in capital.

8.             COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006.  The defendants moved to dismiss the complaint, and the motion was granted on August 10, 2006, with leave to amend.  The Plaintiff’s were ordered to file any amended complaint by September 11, 2006.

On June 20, 2005, the first of two shareholder derivative complaints was filed in the California Superior Court for the County of Santa Clara. Both complaints were purportedly brought derivatively by shareholders on behalf of Ditech against several executives of Ditech and all members of its board of directors, and named Ditech as a nominal defendant. The plaintiffs alleged that the defendants breached their fiduciary duties to Ditech in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel, that certain of the defendants improperly sold Ditech stock while in possession of material nonpublic information, and that the defendants were liable to Ditech for damages as a result thereof. Both lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Derivative Litigation, No. 105-CV-043429.  The defendants filed a demurrer to the consolidated complaint, which was granted by the court with leave to amend.  The plaintiffs elected not to amend the complaint, and voluntarily dismissed the action without prejudice on February 14, 2006.  The Company cannot predict at this time whether the plaintiffs in these lawsuits will refile complaints and has made no provisions for potential losses from these lawsuits.

On September 5, 2006, Ditech became aware that two substantially identical complaints had been filed purportedly as a derivative action on behalf of Ditech against certain of Ditech’s officers and directors.  The complaints allege that certain of the defendants backdated certain stock option grants during the years 1999 through 2001, and as a result breached their fiduciary duties to the company and violated various provisions of the federal securities laws.  The complaints also allege that certain officers and former officers of the company were unjustly enriched as a result.  The cases were filed as case numbers 5:06-CV-05242-JF and 5:06-CV-05157-PVT, and are pending in the United States District Court for the Northern District of California.  Neither Ditech, nor to its knowledge any of the other defendants, has been served with either of the complaints.

Lease Commitments

At July 31, 2006, future minimum payments under the Company’s current leases are as follows (in thousands):

Years ended July 31,
2007 (9 months)	$798
2008	1,080
2009	1,112
2010	1,163
2011	1,173
Thereafter	275

$5,601

9.             REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

As a result of the Company exiting the optical communications business in the first quarter of fiscal 2004, that segment has been reported as a discontinued operation in the condensed consolidated statements of operations for all periods presented.  As such, the Company currently operates in a single segment - voice processing products.

Geographic revenue information comprises (in thousands):

	Three months ended July 31,
	2006	2005

USA	$14,929	$9,337
Europe	312	576
Canada	1,806	402
Rest of World	4,572	32

Total	$21,619	$10,347

Sales for the three months ended July 31, 2006 included two customers that represented greater than 10% of total revenue (62% and 17%).   Sales for the three months ended July 31, 2005 included one customer that represented greater than 10% of total revenue (80%).  As of July 31, 2006, the Company had two customers that represented greater than 10% of accounts receivable (50% and 18%).  At April 30, 2006, two customers represented greater than 10% of accounts receivable (48% and 23% of accounts receivable).

The Company maintained its long-lived assets in the following countries (in thousands):

	July 31, 2006	April 30, 2006

USA	$4,878	$4,320
Canada	417	395
Rest of World	19	25

Total	$5,314	$4,740

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended April 30, 2006, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 7, 2006. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our future financial operating results, plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See “Future Growth and Operating Results Subject to Risk” at the end of this Item 2 for factors that could cause future results to differ materially.

Overview

We design, develop and market telecommunications equipment for use in canceling echo and enhancing voice quality in voice calls over wireline, wireless and internet protocol (IP) telecommunications networks. Our products monitor and enhance voice quality and provide security in the delivery of voice services.  Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our more recent product introductions have leveraged the processing capacity of our newer hardware platforms to offer not only echo cancellation but also enhanced VQA features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility.  Since becoming a public company in June 1999, our financial success has been primarily predicated on the macroeconomic environment of U.S. wireline and, more recently, wireless carriers as well as our success in selling to the larger carriers.  Since the beginning of calendar year 2004, large North American telecommunications service providers have engaged in merger and acquisition activity.  Such activity largely drove our fiscal 2006 revenue decline of 42% as one of our two largest fiscal 2005 U.S. customers was and continues to be involved in post-merger integration and, consequently, orders from that customer in fiscal 2006 were nominal.  Our revenue will continue to be heavily influenced by the buying trends of Verizon Wireless, our largest customer in fiscal 2006 at 79% of our total worldwide revenue.  In the first quarter of fiscal 2007, our revenue from Verizon Wireless was $13.3 million, or 62%, of total worldwide revenue.  Our revenue also will continue to be primarily generated from sales of our BVP-Flex, which accounted for 81% of our revenue in fiscal 2006 and 79% of revenue in the first quarter of fiscal 2007.  In an attempt to diversify our customer base, beginning in fiscal 2004 and throughout fiscal 2005, we added sales and marketing resources to focus on new large account opportunities in the United States.  In the United States, we believe that our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks will be key factors in adding new customers and driving our revenue growth.  Internationally, we have also added sales resources and invested in customer trials.  The development of our VQA feature set was targeted at the international GSM market.  In fiscal 2006, Orascom Telecom Holding (Orascom) became our largest VQA sale to-date, as well as a step toward our goal of greater customer diversification.  While from fiscal 2005 to fiscal 2006 our international revenue declined from $8.7 million to $6.9 million, we generated $3.5 million of international revenue in the fourth quarter of fiscal 2006 and $6.7 million in the first quarter of fiscal 2007.  Those international sales were largely driven by sales to Orascom.  We continue to focus on international mobile carriers who might best apply our VQA solution.

We expect additional long-term opportunities for growth will occur in VoIP-based network deployments as there appears to be a growing trend of service providers transitioning from traditional circuit-switched network infrastructure to VoIP.  We have therefore directed the majority of our R&D spending, since the beginning of fiscal 2005, towards the development of our Packet Voice Processor, a new platform targeting VoIP-based network deployments.  The Packet Voice Processor, currently in its beta phase, introduces cost-effective voice format transcoding capabilities and combines our VQA software and newly developed PQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter.  To further develop a presence in the VoIP market, we acquired Jasomi.  Jasomi’s currently available PeerPoint C100 session border controller enables VoIP calls to traverse the NAT and protects networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them.  We plan to combine the Packet Voice Processor and session border controller technologies to provide a more comprehensive solution to carriers’ border services needs.  In fiscal 2006 and the first quarter of fiscal 2007, we recognized modest revenue from PeerPoint and sold our first Packet Voice Processor beta unit in the fourth quarter.

Acquisition History.   In June 2005, we acquired Jasomi, which developed and sold session border controllers that enable VoIP calls to traverse the NAT and protect networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them.  The combination of Ditech’s Packet Voice Processor and Jasomi’s session border control technology may enable Ditech to provide a more comprehensive solution to carriers’ border service needs.  Consideration for the acquisition included $14.8 million in cash, escrow payments, vested options assumed, acquisition costs, and net liabilities assumed plus $7.0 million in non-transferable convertible notes.  The $3.0 million first tranche of convertible notes, plus interest accrued at 5%, was paid in the first quarter of fiscal 2007 while payment of the remaining $4.0 million principal amount of the convertible notes is contingent on the retention of a specified number of designated employees and is not reflected in the purchase price.  We additionally issued shares of Ditech restricted stock to new employees hired as part of the acquisition.

Our Customer Base.  Historically, the majority of our sales have been to customers in the United States. These customers accounted for approximately 69% of our revenue in the first three months of fiscal 2007, and 87% and 91% of our revenue in fiscal 2006 and 2005, respectively. However, sales to some of our customers in the U.S. may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of our newer voice processing products, which are targeted at GSM networks, international revenue will continue to become a larger percentage of our overall revenue.

Our revenue historically has come from a small number of customers.  Our largest customer accounted for approximately 62% of revenue in the first three months of fiscal 2007, and 79% and 49% of our revenue in fiscal 2006 and 2005, respectively.  Our five largest customers accounted for approximately 89% of revenue in the first three months of fiscal 2007, and 88% and 91% of our revenue in fiscal 2006 and 2005, respectively. Consequently, the loss of any one of these customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect in our business.  This was evidenced in fiscal 2006 as revenue for the year was 58% of our fiscal 2005 revenue primarily due to a lack of orders from one of our two largest fiscal 2005 customers.  This caused fiscal 2006 to result in a net loss.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies that are described in our Annual Report on Form 10-K filed on July 7, 2006, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of July 31, 2006, we had deferred $7.0 million of revenue.  However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Condensed Consolidated Balance Sheet.  Of the $7.0 million of revenue deferred as of July 31, 2006, approximately $4.7 million related to deferrals associated with installations and $2.3 million was associated with maintenance contracts.  In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

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

Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation allowances, we are constantly monitoring projected demand on a product by product basis. Based on these projections we evaluate the levels of allowances required both for inventory on hand, as well as inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying allowance requirements in a timely manner, sudden changes in future buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in some larger than anticipated write-downs being recognized, such as the OC-3 write-down recorded in fiscal 2002. In the case of the OC-3 write-down, the complete pull back from the forecasted demand by the primary customer for this product resulted in a $3.5 million write-down of the OC-3 inventory. However, beginning in 2003, the addition of a few new major customers helped to utilize a large portion of the inventory that had been written down resulting in approximately $2.2 million and $455,000 of previously written down inventory being sold in fiscal 2004 and 2003, respectively.  For the three months ended July 31, 2006 and 2005, we sold $70,000 and $109,000, respectively, of previously written-down inventory.  Fiscal 2006 and 2007 sales of previously written-down inventory had a negligible impact on gross margin as the inventory was sold for approximately its net book value.

Cost of Warranty— At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer hardware warranties on our products ranging from one to five years and one year software warranties.  The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures, which would result in a decrease in gross profits. As of July 31, 2006, we had recorded $1.2 million of accruals related to estimated future warranty costs.  See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

Goodwill — Our methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi was determined through established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on a periodic basis.  The goodwill recorded in the Condensed Consolidated Balance Sheet as of July 31, 2006 was $12.6 million.  Goodwill increased $2.7 million from $9.9 million recorded at April 30, 2006 as we recorded the payment of the non-employee investor portion of the $3.0 million first tranche of convertible notes notes plus accrued interest.

Impairment of Long-lived Assets— We evaluate the recoverability of our long-lived assets, including goodwill, on an annual basis or more frequently if indicators of potential impairment arise.  Following the criteria of SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” and SFAS 142 “Goodwill and Other Intangible Assets”, we view Ditech as having a single operating segment and consequently have evaluated goodwill and purchased intangible assets for impairment based on an evaluation of the fair value of Ditech as a whole.  Ditech’s quoted share price from NASDAQ is the basis for measurement of that fair value as Ditech’s market capitalization based on share price best represents the amount at which Ditech could be bought or sold in a current transaction between willing parties.  Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the difference between the fair value and carrying value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Accounting for Stock-based Compensation — Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior period results in our Condensed Consolidated Financial Statements.  In accordance with SFAS 123R, we recognize compensation expense, net of estimated forfeitures, for all stock-based payments (1) granted after May 1, 2006 and (2) prior to but not vested as of May 1, 2006.

Under SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton option-pricing model and is recognized as expense, net of estimated forfeitures, ratably over the requisite service period.  Given our employee stock options have certain characteristics that are significantly different from traded options and, because changes in the subjective assumptions can materially affect the estimated value, in our opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options.  Although we determine the fair value of employee stock options in accordance with SFAS 123R and SAB 107 using the Black-Scholes-Merton option-pricing model, that value may not be indicative of the fair value observed between a willing buyer and a willing seller in a market transaction.

The Black-Scholes-Merton model requires various highly judgmental assumptions including expected option life and volatility. If any of the assumptions used in the Black-Scholes-Merton model or the estimated forfeiture rate changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Beginning in fiscal 2002, we determined that a valuation allowance against our then existing deferred tax asset position was necessary. We based this decision on the fact that in the fourth quarter of 2002, we generated sufficient operating losses on a tax basis to fully recover all taxes paid in prior years. In addition, our expectations of limited profitability, if any, due to the softness in the telecommunication industry during fiscal 2003, combined with the significant tax losses generated by the sale of our echo cancellation software technology led us to conclude that the recovery of our deferred tax assets was no longer more likely than not. In the second quarter of 2005, based on the level of historical taxable income and projections for future taxable income over the periods that our deferred tax assets are deductible, we determined that it was more likely than not that our deferred tax assets would be realized and therefore released our valuation allowance of $51.6 million in fiscal 2005.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted.  We are currently evaluating whether the adoption of Interpretation 48 will have a material effect on our overall results of operations or financial position.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three Months Ended
	July 31,
	2006	2005
Revenue	100.0%	100.0%
Cost of goods sold	30.3	30.5
Gross Profit	69.7	69.5
Operating expenses:
Sales and marketing	28.7	40.3
Research and development	25.5	40.6
General and administrative	9.3	18.7
Amortization of purchased intangibles	1.1	0.8
In-process R&D	—	6.8
Total operating expenses	64.6	107.2
Income (loss) from operations	5.1	(37.7)
Other income, net	7.6	9.5
Income (loss) before provision (benefit) for income taxes	12.6	(28.2)
Provision for (benefit from) for income taxes	5.6	(9.5)
Net income (loss)	7.0%	(18.7)%

THREE MONTHS ENDED JULY 31, 2006 AND 2005.

Revenue.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2006	2005	from Prior Year
Revenue	$21,619	$10,347	$11,272

The increase in revenue during the first quarter of fiscal 2007 was due to an increase in revenue from our largest domestic customer, Verizon, and an international customer, Orascom.  Verizon accounted for approximately 62% of our revenue in the first quarter of fiscal 2007 as compared to 80% of the revenue in the first quarter of fiscal 2006.  Our second largest customer in the first quarter of fiscal 2007, Orascom, accounted for 17% of our revenue and no other customer in the first quarter of fiscal 2006 accounted for more than 10% of revenue.  The primary source of product revenue continues to be from our Broadband Voice Processor Flex (“BVP-Flex”) Echo Cancellation System, which has become the primary system purchased by our domestic customers, although sales of our VQA product, which includes our new voice quality features targeted at international customers, grew as well compared to the first quarter of fiscal 2006.  In addition, in the first quarter of fiscal 2007, we generated our first revenue from maintenance contracts.

Geographically, our first quarter fiscal 2007 revenue was primarily domestic at 69% of total worldwide revenue, which was lower than the domestic sales of 90% realized in the first quarter of the prior fiscal year.  The increase in the international portion of our revenue was driven by sales of our VQA product.

Following the success of our BVP-Flex, revenue over the last three fiscal years and the first quarter of fiscal 2007 has been generated largely from domestic sales.  Our international growth has primarily been dependent on our success in selling VQA.  Our success in selling to international markets was limited until the fourth quarter of fiscal 2006.  However, in the last two quarters we have begun to realize more sales of our VQA applications and have seen international revenue grow to $3.5 million and $6.7 million in the fourth quarter of fiscal 2006 and first quarter of fiscal 2007, respectively.  We plan to continue to invest in our international infrastructure and in customer trials as we believe there are material international revenue opportunities.  However, we expect that sales of our BVP-Flex to domestic customers will continue to represent the majority of our revenue in the foreseeable future.  We expect revenue in the second quarter to be approximately 5% to 7% higher than the revenue levels of the first quarter.

Cost of Goods Sold.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2006	2005	from Prior Year
Cost of goods sold	$6,556	$3,159	$3,397

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The increase in cost of goods sold was primarily driven by the increase in business volume during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006.  Our analysis of gross profit below discusses the other factors driving changes in cost of good sold.

Gross Profit.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2006	2005	from Prior Year
Gross profit	$15,063	$7,188	$7,875
Gross margin %	69.7%	69.5%	0.2 pts

Our gross margin was relatively flat due to the net of several items.  Our international sales, which tend to have lower gross margins, grew as a percentage of sales relative to the first quarter of fiscal 2006.  However, offsetting the unfavorable geographic mix, the following items were favorable to our gross margin:

•                  Our installation service cost as a percentage of sales was lower as, while support costs were higher than in the first quarter of fiscal 2006, our total revenue in the first quarter of fiscal 2007, which included $2.0 million in maintenance revenue, was substantially higher.

•                  The first quarter of fiscal 2006 included re-work costs for QVP and BVP-Flex products and such work was not repeated in the first quarter of fiscal 2007, thereby comparatively benefiting first quarter fiscal 2007 gross margin.

We expect that gross margins will be in the 68-69% range in the coming quarter due to product and customer mix, as well as an upgrade program at a customer which is at a lower gross margin.   Over the next several quarters, with successful international deployment, we could expect pricing pressures as we expand the distribution of our products through value-added resellers and distributors, which could cause our gross margins to decrease.

Sales and Marketing.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2006	2005	from Prior Year
Sales and marketing	$6,198	$4,170	$2,028
% of revenue	28.7%	40.3%	(11.6)pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The increase in sales and marketing expense in the first quarter of fiscal 2007 was largely due to increases of $728,000 in stock-based compensation expense due to the adoption of SFAS 123R.  Salaries and related expense increased $609,000 due primarily to incremental hiring of sales, marketing and pre-sales support staff, including a field engineering team to support the Packet Voice Processor launch and a new Vice President of Sales.  Additionally, agent fees, which are third party commissions tied to some of our international sales, increased approximately $267,000 due to the increase in Asia and Middle East revenue in the quarter.  The amortization of demonstration and field units increased $192,000 as the first quarter of fiscal 2006 benefited from the completion of customer trials and return of demonstration and field units.  Since the first quarter of fiscal 2006, we have shipped customer demonstration units to support Packet Voice Processor trials.  We expect sales and marketing expenses to increase slightly in the second quarter of fiscal 2007 due to the timing of tradeshows and recognition of agent fees.

Research and Development.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2006	2005	from Prior Year
Research and development	$5,516	$4,201	$1,315
% of revenue	25.5%	40.6%	(15.1) pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The increase in spending in the first quarter of fiscal of 2007 as compared to the first quarter fiscal 2006 was primarily related to increased stock-based compensation expense of $496,000 following the adoption of SFAS 123R.  Salary and related expense increased $470,000 due to hiring and salary rate increases.  The first quarter of fiscal 2007 included the full effect of the addition of the employees that resulted from the acquisition of Jasomi compared to only a month of expenses related to these employees in the first quarter of fiscal 2006.  These increases in spending were primarily associated with our continued research and development efforts for our new packet-based voice products.  Finally, depreciation increased $171,000 due to purchases of lab equipment required for the development of our packet-based voice products.  We expect to incur slight increases in our research and development spending as we continue to selectively invest in our packet-based products.

General and Administrative.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2006	2005	from Prior Year
General and administrative	$2,006	$1,936	$70
% of revenue	9.3%	18.7%	(9.4) pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The slight increase in general and administrative spending was largely due to the net of four items.  Stock-based compensation expense following to the adoption of SFAS 123R grew $263,000.  Audit expense grew $123,000 due to the change in timing of expense related to audit activities.  Those increases were offset by (1) $167,000 of lower consulting costs related to Sarbanes-Oxley compliance and tax and (2) $167,000 of lower legal expense related to the class action lawsuits.  We expect general and administrative expenses to be relatively flat in the second quarter.

Stock-based Compensation.

Stock based compensation expense recognized under APB 25 in fiscal 2006 and SFAS 123R in fiscal 2007 was as follows:

	Three months ended July 31,
	2006	2005

Cost of Sales	$101	$—
Sales and marketing	759	31
Research and development	562	66
General and administrative	263	—
Total operating expense	1,584
Total	$1,685	$97

Compensation expense in the first quarter of fiscal 2006 related to the vesting of assumed stock options and restricted stock grants made in connection with the Jasomi acquisition.

Amortization of purchased intangible assets.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2006	2005	from Prior Year
Amortization of purchased intangible assets	$246	$82	$164
% of revenue	1.1%	0.8%	0.3pts

In the first quarter of fiscal 2006, we recorded one month of amortization of purchased intangible assets related to the Jasomi acquisition whereas in the first quarter of fiscal 2007, we recorded a full quarter’s worth of amortization.  Purchased intangible assets are being amortized to operating expense over their estimated useful life which ranges from four to five years.

In-process research and development.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2006	2005	from Prior Year
In-process research and development	$—	$700	$(700)
% of revenue	0.0%	6.8%	(6.8) pts

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

Other Income, Net.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2006	2005	from Prior Year
Other income, net	$1,633	$978	$655
% of revenue	7.6%	9.5%	(1.9) pts

Other income, net consists of interest income on our invested cash and cash equivalent balances, foreign currency activities, and a nominal amount of interest expense. The year-over-year increase in other income, net was primarily attributable to higher interest income, due to a significant improvement in the return on our invested cash.

Income Taxes.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2006	2005	from Prior Year
Provision for (benefit from) income taxes	$1,207	$(992)	$2,199
% of revenue	5.6%	(9.5)%	15.1pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the first quarter of fiscal 2007 was approximately 44% compared to (34%) in the first quarter of fiscal 2006.  The effective tax rate for the first quarter of fiscal 2007 reflected Ditech’s inability to deduct for tax purposes (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants and (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors.  The effective tax rate in the first quarter of fiscal 2006 reflected Ditech’s inability to deduct for tax purposes $700,000 for in-process R&D related to the acquisition of Jasomi.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2006, we had cash and cash equivalents of $28.9 million as compared to $35.7 million at April 30, 2006. Additionally we had short-term investments of $100.7 million as of July 31, 2006 as compared to $100.3 million at April 30, 2006.  As of July 31, 2006, we had allowed our $2 million line of credit facility with our bank to expire unused.  We are currently negotiating with our bank to renew the line.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Three months ended
	July 31,
	2006	2005
Cash flow from operating activities	$(3,736)	$(2,142)

Although net income was $1.5 million in the first quarter of fiscal 2007, we used $3.7 million in cash for operations.  Unfavorable to cash flow from operations in the first quarter of fiscal 2007 was the fact that we had received payment from customers in the fourth quarter of fiscal 2006 for products for which we recognized approximately $8.4 million of revenue in the first quarter of fiscal 2007 from customers that paid us in the fourth quarter of fiscal 2006.  In those sales transactions, primarily with Verizon and Orascom, we shipped product during the fourth quarter but were unable to recognize revenue because we had not completed required installations.  The installations were completed in the first quarter of fiscal 2007 and we were consequently able to recognize revenue.  Payments in the first quarter of fiscal 2007 for products for which recognition of revenue has not yet occurred, by comparison, was only $228,000. Favorably impacting our first quarter of fiscal 2007 cash flow from operations by approximately $2.3 million was the timing of payments to our inventory suppliers.  This was the result of nearly half of our inventory receipts in the first quarter of fiscal 2007 being in the third month of the quarter and therefore not due until the following quarter.  Inventory is normally received more ratably during a quarter.

Our accounts receivable days sales outstanding at July 31, 2006 was approximately 27 days compared to 24 days at April 30, 2006.

We expect to see positive cash flows from operations in the coming year based on projected revenue growth.  We expect, however, increases in accounts receivable as we sell more product internationally, as international customers typically have longer payment terms, and increases in operating expenses and inventory levels as we invest to grow our VoIP product sales.

	Three months ended
	July 31,
	2006	2005
Cash flow from investing activities	$(3,690)	$504

We used $3.7 million in cash in our investing activities in the first quarter of fiscal 2007 primarily as a result of $2.7 million paid to Jasomi’s former non-employee investors for principal and interest under the first tranche of the convertible notes issued in the Jasomi acquisition.  The additional $393,000 of payments on these notes was accounted for in operating activities, as these amounts were paid to employee-investors whose notes were amortized as incremental compensation to operating expenses.  Additionally impacting cash flows from investing activities was the purchase of $1.2 million of equipment, primarily to support our development of the Packet Voice Processor.  We plan to continue to invest in capital assets related to new product features and to support our efforts to sell our VoIP products.

	Three months ended
	July 31,
	2006	2005
Cash flow from financing activities	$665	$400

We generated $665,000 of cash flow from financing activities in the first quarter of fiscal 2007 due to funds received from the employee stock purchase plan and stock option exercises.   Although we expect to continue to have positive cash flows from financing activities due to employee stock plan activity, the level of cash flow will vary depending on market conditions.

We have no material commitments other than obligations under operating leases, particularly our facility leases and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting, and remaining obligations under the notes issued in the Jasomi acquisition.  We currently occupy approximately 61,000 square feet of space in the two buildings that form our Mountain View, California headquarters.  In September 2005, we renegotiated our Mountain View, California lease, which extended the lease term through July 31, 2011 and reduced the rent cost.  We additionally have leased office space in Calgary, Canada, primarily for R&D operations, under an operating lease expiring January 31, 2011.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years

Operating leases	$5,601	$1,063	$2,209	$2,329	$—
Purchase commitments	8,641	8,641	—	—	—

Total	$14,242	$9,704	$2,209	$2,329	$—

Jasomi acquisition consideration included $7.0 million in non-transferable convertible notes, divided into two tranches with principal amounts of $3.0 million and $4.0 million, respectively.  The $3.0 million notes matured on June 30, 2006 and were paid in the first quarter of fiscal 2007.  The $4.0 million second tranche of notes either mature or convert into Ditech common stock at the election of the holder two years from the closing date.  The payment of the full $4.0 million principal amount of the second tranche of convertible notes is contingent on (1) the retention of a specified number of designated employees and (2) the amount of any indemnification claims made by Ditech for breaches of representations, warranties and covenants, and so is not reflected in the table above.  The notes bear an interest rate of 5%, payable on maturity or conversion, and are convertible at $9.84 per share.

We believe that we will be able to satisfy our cash requirements for at least the next two years from our existing cash and short-term investments. We currently expect to renew our $2 million line of credit, which expired in July 2006. The ability to fund our operations beyond the next two fiscal years will be dependent on the overall demand of telecommunications providers for new capital equipment. Should our customers significantly reduce their purchases of our products compared to current levels of purchases, we could need to find additional sources of cash during fiscal 2008 or be forced to reduce our spending levels to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 89% of our revenue in the first quarter of fiscal 2007 and 88% and 91% of our revenue in fiscal 2006 and 2005, respectively.  Our largest customer accounted for approximately 62% of our revenue in the first quarter of fiscal 2007 and 79% of our revenue in fiscal 2006.  A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.  In addition, our customer concentration exposes us to credit risk as, for example, 68% of our accounts receivable balance at July 31, 2006 was from two customers.

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

We expect that, at least through fiscal 2007, our primary business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, could limit the rate of growth of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for products we sold in fiscal 2006 and 2005, which are deployed in mobile and wireline networks. Although we have begun to distribute for trial our Packet Voice Processor targeted at the VoIP market, we have generated only nominal revenue to date and there is no guarantee that we will be successful in selling the Packet Voice Processor in volume into those VoIP networks.

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE WHICH COULD CAUSE OUR SALES TO DECLINE.

We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. Although we believe we will meet our product introduction timetables, there is no guarantee that delays will not occur. We realized our first modest levels of revenue from our new voice quality features, which are being offered on our BVP-Flex and Quad Voice Processor (QVP) voice processing hardware platforms, in the fourth quarter of fiscal 2004 and are currently experiencing numerous customer evaluations of these features around the world.  These evaluations have typically taken longer than we first anticipated and we did not generate significant revenue from international customers that purchased the VQA platform until the fourth quarter of fiscal 2006.  However, should the product not meet the customers’ expectations, the timing of our realization of future revenue expected from the VQA platform could be delayed or not materialize at all.

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

We have in the past experienced, and in the future may experience, unforeseen delays in the development of our new products. For example, an unexpected drop in demand for our OC-3 product led to the write down of $3.5 million of excess inventory in the third quarter of fiscal 2002. Although we were eventually able to sell a majority of this product after having written it down, there can be no assurances that we will be able to sell additional written-down units in the future.

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

We depend heavily on key management and technical personnel for the conduct and development of our business and the development of our products. However, there is no guarantee that if we lost the services of one or more of these people for any reason, that it would not adversely affect our ability to conduct and expand our business and to develop new products.  We believe that our future success will depend in large part upon our continued ability to attract, retain and motivate highly skilled technical employees.  Moreover, in the current market, it has become more difficult to recruit technical professionals with the expertise we need.  Such recruiting and retention challenges could hinder our ability to develop and sell our products.

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

When implementing significant technology upgrades, large U.S. and international telecommunications services companies often require one major equipment supplier to act as a “systems integrator”(SI) to ensure interoperability of all the network elements.  Normally the SI would provide the most crucial network elements and also take responsibility for the interoperation of their own equipment with the equipment provided by other suppliers.  We are not in a position to take such a lead SI position and therefore we may have to partner with an SI (other, much larger, telecommunication equipment supplier) to have a chance to win with certain customers.  As a result, we may experience delays in revenue because it could take a long time to agree to terms with the necessary SI.  Moreover, there is no guarantee that we will reach agreement with a SI.

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

WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS.

Historically, we have sold mostly to customers in North America. We are continuing to execute on our plans to expand our international presence through the establishment of new relationships with established international value-added resellers and distributors. However, we may still be required to hire additional personnel for the overseas market, may invest in markets that ultimately generate little or no revenue, and may incur other unforeseen expenditures related to our international expansion.  As a result of these efforts, to date our expansion overseas has met with limited success and there is no guarantee of future success. As we expand our sales focus farther into international markets, we will face new and complex issues that we may not have faced before, such as expanded risk to currency fluctuations, longer payment cycles, manufacturing overseas, political or economic instability, potential adverse tax consequences and broadened import/export controls, which will put additional strain on our management personnel. In the past, the vast majority of our international sales have been denominated in U.S. dollars; however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies.

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

Under the terms of the sale agreement of our echo cancellation software to Texas Instruments, Texas Instruments was precluded from licensing the software to two specified competitors for a period of four years from the date of the sale, a restriction which expired in April 2006. If Texas Instruments were to license its echo cancellation software to other echo cancellation systems companies or the two specified competitors, it could increase the level of competition and adversely affect our success in our echo cancellation systems business.

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

As part of our 14001-certified management system and our overall commitment to the environment we are investigating the requirements set forth by the RoHS directive.  Based on some independent industry benchmarking, and guidance offered by the UK’s Department of Trade and Industry, we believe that our product, telecommunication network infrastructure equipment, qualifies for the lead-in-solder exemption of the RoHS Directive.  Consequently, we are pursuing what is commonly called “5 of 6” compliance.  We will continue to monitor the evolution of the EC/95 and related industry activities and will take appropriate action for those products that we sell into EU countries and territories.  Moreover, we will continue to monitor the evolution of the EC/96 and related industry activities and will take appropriate action for those products that we sell into EU countries and territories.  There is no guarantee that we will be successful in complying with these evolving environmental requirements.  If we are unsuccessful in complying with these environmental requirements, it would limit our ability to sell into EU countries and territories.

WE CURRENTLY ARE, AND IN THE FUTURE MAY BE, SUBJECT TO SECURITIES CLASS ACTION LAWSUITS DUE TO DECREASES IN OUR STOCK PRICE.

We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in May 2005, we announced that we expected our first quarter fiscal 2006 revenue to be approximately one half of our last quarter fiscal 2005 revenue, and our stock price declined dramatically. On June 14, 2005, a lawsuit entitled Richard E. Jaffe v. Ditech Communications Corp., Timothy K. Montgomery and William J. Tamblyn, Case No. C 05 02406 was filed in the United States District

Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and our Chief Executive Officer and Chief Financial Officer. Several similar lawsuits were filed and all of the cases were consolidated into a single action. The class action was dismissed on August 10, 2006, with leave to amend.  In addition, a shareholder’s derivative suit was filed against our directors and the same two executive officers, and named Ditech nominally as a defendant, making similar allegations. This shareholder’s derivative suit was subsequently voluntarily dismissed without prejudice, which means that the shareholder is able to refile the shareholder’s derivative suit at any time. We cannot predict whether the plaintiffs in these lawsuits will refile complaints. If our stock price declines substantially in the future, we may be the target of similar litigation. Any future securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

WE CURRENTLY ARE, AND IN THE FUTURE MAY BE, SUBJECT TO ADDITIONAL SECURITIES LAWSUITS.

We are at risk of being subject to other lawsuits as a result of being a public company. For example, we have become aware that two substantially identical complaints had been filed purportedly as a derivative action on behalf of Ditech against certain of Ditech’s officers and directors. The complaints allege that certain of the defendants backdated certain stock option grants during the years 1999 through 2001, and as a result breached their fiduciary duties to the company and violated various provisions of the federal securities laws. The complaints also allege that certain officers and former officers of the company were unjustly enriched as a result. Neither Ditech, nor to its knowledge any of the other defendants, has been served with either of the complaints. These lawsuits could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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

THERE IS RISK THAT WE WILL NOT BE ABLE TO FULLY UTILIZE THE DEFERRED TAX ASSETS RECORDED ON OUR BALANCE SHEET.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” we are required to establish a valuation allowance against our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  At July 31, 2006, we had $47.9 million in net deferred tax assets, which we believe are realizable based on the requirements of SFAS 109.  However, because we incurred pre-tax losses in the first and second quarters of fiscal 2006, have shown volatile operating results in the past and because there is no guarantee that the amount and timing of our net profits will be sufficient to fully utilize our deferred tax assets, there is a risk that we will have to record valuation allowances in the future.  Moreover, there is a risk that unfavorable audits of, for example, tax credit or NOL carryforwards by government agencies or change of ownership limitations (Section 382) may reduce the value of our deferred tax assets.  If any of these events were to occur, our financial results for one or more periods would be adversely affected.

 Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term investment portfolios. Our cash, cash equivalents, and short-term investments are primarily maintained at four major financial institutions in the United States. As of July 31, 2006 and April 30, 2006, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempt to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity.  We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities, which management is able to liquidate on 28 or 35 day auction cycles, are considered short-term investments.  Short-term investments consist primarily of corporate bonds and asset backed securities.  Short-term investments are maintained at three major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Consolidated Balance Sheets at fair value.  If we sell our short-term investments prior to their maturity, we may incur a charge to operations in the period the sale took place.  In the first quarter of fiscal 2007, we realized no gains or losses on our short-term investments.

The following table presents the hypothetical changes in fair values of our investments as of July 31, 2006, based on discounted cash flow calculation over the remaining term of each investment that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of July 31, 2005	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Total investments	$100,750	$100,750	$100,750	$100,750	$100,750	$100,750	$100,750

This compares to the hypothetical changes in fair values of our investments as of April 30, 2006, based on a discounted cash flow calculation over the remaining term of each investment, that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of July 31, 2006	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Total investments	$100,325	$100,325	$100,325	$100,325	$100,325	$100,325	$100,325

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

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of July 31, 2006 and April 30, 2006 (in thousands). Carrying value approximates fair value.

	July 31, 2006		April 30, 2006
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$28,946	3.68%	$35,707	3.59%
Short-term investments	100,750	5.25%	100,325	4.67%

Total	$129,696	4.90%	$136,032	4.39%

To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign invoices are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

Item 4—Controls and Procedures

Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting.   A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For example, controls can be circumvented by a person’s individual acts, by collusion of two or more people or by management override of the control. Because a cost-effective control system can only provide reasonable assurance that the objectives of the control system are met, misstatements due to error or fraud may occur and not be detected.

Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2006. Based on this evaluation, Messrs. Montgomery and Tamblyn concluded that our disclosure controls and procedures were effective to provide a reasonable assurance that the information required to be disclosed by us in our reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.  In addition, we reviewed our internal control over financial reporting, and there were no changes in our internal control over financial reporting during the quarter ended July 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Part II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006.  The defendants moved to dismiss the complaint, and the motion was granted on August 10, 2006, with leave to amend.  The Plaintiff’s were ordered to file any amended complaint by September 11, 2006.  This class action was also discussed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2006.

On September 5, 2006, Ditech became aware that two substantially identical complaints had been filed purportedly as a derivative action on behalf of Ditech against certain of Ditech’s officers and directors.  The complaints allege that certain of the defendants backdated certain stock option grants during the years 1999 through 2001, and as a result breached their fiduciary duties to the company and violated various provisions of the federal securities laws.  The complaints also allege that certain officers and former officers of the company were unjustly enriched as a result.  The cases were filed as case numbers 5:06-CV-05242-JF and 5:06-CV-

05157-PVT, and are pending in the United States District Court for the Northern District of California.  Neither Ditech, nor to its knowledge any of the other defendants, has been served with either of the complaints.

ITEM 1A.          RISK FACTORS

We include in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Growth and Operating Results Subject to Risk” a description of risk factors related to our business in order to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report on Form 10-Q. We do not claim that the risks and uncertainties set forth in that section are all of the risks and uncertainties facing our business, but do believe that they reflect the more important ones.

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2006, as filed with the SEC on July 7, 2006, have not substantively changed, except for the following risk factors:

1. The risk factor “We Depend On A Limited Number Of Customers, The Loss Of Any One Of Which Could Cause Our Revenue To Decrease,” was revised to include first quarter of fiscal 2007 financial information and to include credit risk associated with our customer concentration.

2. The risk factor “We Are Reliant Primarily On Our Voice Quality Business To Generate Revenue Growth And Profitability, Which Could Limit Our Rate Of Future Revenue Growth,” was revised to include a statement that there is no guarantee that we will be successful in selling the Packet Voice Processor in volume into VoIP networks.

3. The risk factor “If We Do Not Successfully Develop And Introduce New Products, Our Products May Become Obsolete Which Could Cause Our Sales To Decline.” was revised to update the description of the revenues generated from our VQA platform.

4. The risk factor “If We Lose The Services Of Any Of Our Key Management Or Key Technical Personnel, Or Are Unable To Retain Or Attract Additional Technical Personnel, Our Ability To Conduct And Expand Our Business Could Be Impaired,” was revised to include a statement that in the current market, it has become more difficult to recruit technical professionals with the expertise we need, and that such recruiting and retention challenges could hinder our ability to develop and sell our products.

5. The risk factor “We Currently Are, And In The Future May Be, Subject To Securities Class Action Lawsuits Due To Decreases In Our Stock Price.” was updated to describe the current status of the lawsuits.

6. “We currently are, and in the future may be, subject to additional securities lawsuits” as a result of the shareholder derivative suits filed against us.

7. The risk factor “There Is Risk That We Will Not Be Able To Fully Utilize The Deferred Tax Assets Recorded On Our Balance Sheet.” was revised to update the figure for net deferred tax assets.

8. The risk factor “Beginning May 1, 2006, we will be required to record compensation expense for stock options.  As a result, our financial results will be adversely affected.” was deleted, as FAS 123R has been implemented by us.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
2.3(3)	Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen
3.1(4)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(5)	Bylaws of Ditech Networks, Inc., as amended and restated

4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(8)	Executive Officer Cash Compensation Arrangements
10.2(9)	Change in Control Severance Benefit Plan
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Incorporated by reference from the exhibit with corresponding number from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed May 22, 2006.

(5) Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (File No. 000-26209), filed July 7, 2006.

(6) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed March 30, 2001.

(7) Incorporated by reference from the exhibit with corresponding descriptions from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(8)   Incorporated by reference to the description in Ditech’s Current Report on Form 8-K (File No. 000-26209), filed May 22, 2006.

(9)   Incorporated by reference to the exhibit with the corresponding title from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed August 22, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Networks, Inc.
Date: September 8, 2006	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
2.3(3)	Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen
3.1(4)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(5)	Bylaws of Ditech Networks, Inc., as amended and restated

4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(8)	Executive Officer Cash Compensation Arrangements
10.2(9)	Change in Control Severance Benefit Plan
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Incorporated by reference from the exhibit with corresponding number from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed May 22, 2006.

(5) Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (File No. 000-26209), filed July 7, 2006.

(6) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed March 30, 2001.

(7) Incorporated by reference from the exhibit with corresponding descriptions from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(8)   Incorporated by reference to the description in Ditech’s Current Report on Form 8-K (File No. 000-26209), filed May 22, 2006.

(9)   Incorporated by reference to the exhibit with the corresponding title from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed August 22, 2006.