Form 10-Q
period 2007-01-31
DITECH NETWORKS INC
filed 2007-03-12
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

As of February 28, 2007, 32,980,641 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM I.                                                        FINANCIAL STATEMENTS

Ditech Networks, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
Revenue	$22,078	$13,995	$64,795	$34,865
Cost of goods sold (1)	7,976	4,280	21,347	10,608

Gross profit	14,102	9,715	43,448	24,257

Operating expenses:
Sales and marketing (1)	5,557	4,234	18,390	12,692
Research and development (1)	5,077	4,479	15,715	13,211
General and administrative (1)	2,232	1,720	6,407	5,291
Amortization of purchased intangible assets	246	246	739	575
In-process research and development	—	—	—	700

Total operating expenses	13,112	10,679	41,251	32,469

Income (loss) from operations	990)	(964)	2,197	(8,212)
Other income, net	1,711	1,175	5,028	3,154

Income (loss) from operations before provision for (benefit from) income taxes	2,701	211	7,225	(5,058)
Provision for (benefit from) income taxes	694	278	2,624	(1,668)

Net income (loss)	$2,007	$(67)	$4,601	$(3,390)

Per share data:
Basic:
Net income (loss)	$0.06	$(0.00)	$0.14	$(0.11)

Diluted:
Net income (loss)	$0.06	$(0.00)	$0.14	$(0.11)

Weighted shares used in per share calculation:
Basic	32,641	32,300	32,519	32,198
Diluted	33,819	32,300	33,931	32,198

(1) Stock-based compensation expense was as follows for the periods:

Cost of Sales	$71	$—	$285	$—
Sales and marketing	458	77	1,928	179
Research and development	511	186	1,635	455
General and administrative	158	—	927	—
Total operating expense	1,127	263	4,490	634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	January 31, 2007	April 30, 2006 (1)

Assets
Cash and cash equivalents	$31,969	$35,707
Short-term investments	99,710	100,325
Accounts receivable, net of allowance for doubtful accounts of $373 at January 31, 2007 and $306 at April 30, 2006.	13,619	5,276
Inventories	8,870	8,318
Deferred income taxes	2,923	2,923
Other current assets	1,662	2,664

Total current assets	158,753	155,213

Property and equipment, net	5,699	4,740
Goodwill	12,637	9,913
Purchased intangibles, net	2,640	3,379
Deferred income taxes	43,701	45,852
Other assets	307	216

Total assets	$223,737	$219,313

Liabilities and Stockholders’ Equity
Accounts payable	$4,177	$1,576
Accrued expenses	6,992	7,090
Deferred revenue	1,923	10,951
Income taxes payable	655	471
Total current liabilities	13,747	20,088

Long term accrued expenses	405	644

Common stock	32	32
Additional paid-in capital	296,636	292,373
Accumulated deficit	(87,083)	(91,684)
Deferred stock-based compensation	—	(2,137)
Other comprehensive loss	—	(3)

Total stockholders’ equity	209,585	198,581

Total liabilities and stockholders’ equity	$223,737	$219,313

(1)          See Note 2 of the Notes to the Consolidated Financial Statements for corrections to stockholders’ equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended January 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$4,601	$(3,390)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,967	2,652
Provision for doubtful accounts	67	(65)
Deferred income taxes	2,151	(1,696)
Amortization of deferred stock-based compensation	—	634
Stock-based compensation expense	4,775	—
Amortization of purchased intangibles	739	575
Payment of employee-investor portion of convertible debentures	(403)	—
Amortization of employee-investor portion of convertible debentures	290	395
In-process research and development	—	700
Other	4	79
Changes in assets and liabilities:
Accounts receivable	(8,410)	6,727
Inventories	(530)	(2,484)
Other current assets	284	(840)
Income taxes payable	184	(82)
Accounts payable	2,601	(783)
Accrued expenses and other	(204)	(2,035)
Deferred revenue	(9,028)	10

Net cash provided by (used in) operating activities	(912)	397

Cash flows from investing activities:
Purchases of property and equipment	(2,911)	(1,884)
Purchases of available for sale investments	(44,095)	(46,500)
Sales and maturities of available for sale investments	44,710	48,108
Proceeds from sale of discontinued operations	698	—
Acquisition of Jasomi Networks, Inc., net of cash received	(2,724)	(12,636)
Decrease in other assets	(106)	(47)

Net cash used in investing activities	(4,428)	(12,959)

Cash flows from financing activities:
Tax benefit from exercise of stock options	252	100
Proceeds from employee stock plan issuances	1,350	1,012

Net cash provided by financing activities	1,602	1,112

Net decrease in cash and cash equivalents	(3,738)	(11,450)
Cash and cash equivalents, beginning of period	35,707	36,781

Cash and cash equivalents, end of period	$31,969	$25,331

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of January 31, 2007, and for the three and nine month periods ended January 31, 2007 and 2006, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended January 31, 2007 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2006, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 7, 2006, file number 000-26209.

Reclassifications

Certain items in the condensed consolidated financial statements for the three and nine months ended January 31, 2006 have been reclassified to conform to classifications used in the current fiscal year.

Computation of Income (Loss) per Share

Basic income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted income per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding, including the dilutive effect of stock options, using the treasury stock method, and common stock subject to repurchase.  Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  Also included in diluted shares for the three and nine months ended January 31, 2007 are the weighted average effect of the potential conversion to common stock of $4.0 million of convertible notes issued as part of the Jasomi Networks, Inc. (“Jasomi”) acquisition that either mature or convert into the Company’s common stock at the election of the holder.  At January 31, 2007, the notes potentially convert to a maximum of 447,000 shares of common stock (See also Note 3).  Diluted loss per share for the three and nine months ended January 31, 2006 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
Historical net income (loss) per share, basic and diluted:
Net income (loss)	$2,007	$(67)	$4,601	$(3,390)

Basic:
Weighted average shares of common stock outstanding	32,641	32,302	32,519	32,200
Less stock subject to repurchase	—	(2)	—	(2)
Shares used in calculation of basic per share amounts	32,641	32,300	32,519	32,198

Net income (loss) per share	$0.06	$(0.00)	$0.14	$(0.11)

Diluted:
Shares used in calculation of basic per share amounts	32,641	32,300	32,519	32,198
Shares subject to repurchase	—	—	—	—
Dilutive effect of stock plans	730	—	965	—
Dilutive effect of convertible debentures	447	—	447	—
Shares used in calculation of diluted per share amounts	33,819	32,300	33,931	32,198

Net income (loss) per share	$0.06	$(0.00)	$0.14	$(0.11)

Comprehensive Income (Loss)

For the three and nine months ended January 31, 2007, comprehensive income was $2.0 million and $4.6 million, respectively, and included the impact of unrealized gains and losses on available for sale investments, net of tax.  For the three and nine months ended January 31, 2006, there was no difference between net loss and comprehensive loss.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of the Company’s fiscal year 2007.  The Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended January 31, 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for periods prior to fiscal 2007 have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three and nine months ended January 31, 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by APB 25, as allowed under SFAS 123, to the straight-line single-option approach.  Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Prior to the adoption of SFAS 123R, the Company accounted for grants of equity instruments to employees using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and complied with the disclosure provisions of SFAS 123. Accordingly, compensation cost for stock options recorded in the Company’s condensed consolidated statement of operations was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee was required to pay to acquire the stock and was recognized over the vesting period of the related shares.  Under APB 25, the Company recorded deferred stock compensation and associated amortization for assumed options and restricted stock granted in conjunction with its acquisition of Jasomi in the amounts of $263,000 and $634,000 for the three and nine months ended January 31, 2006, respectively.

As a result of adopting SFAS 123R, stock-based compensation expense recognized during the nine months ended January 31, 2007 totaled approximately $4.8 million ($3.2 million net of taxes), or approximately a $0.10 and $0.09, respectively, per share decrease to basic and diluted net income per common share, and consisted of stock option, restricted stock unit and restricted stock expense.  For the three months ended January 31, 2007, stock-based compensation expense recognized totaled approximately $1.2 million ($862,000 net of taxes), or approximately a $0.03 and $0.02, respectively, per share decrease to basic and diluted net income per common share.  A contra-equity balance of $2.1 million in “Deferred stock compensation” on the Condensed Consolidated Balance Sheet was reversed as a change in accounting policy upon the adoption of SFAS 123R to “Additional paid-in capital” as of May 1, 2006. The total compensation cost at January 31, 2007 related to unvested stock option, restricted stock unit and restricted stock awards was $4.5 million and that future expense will be recognized over the expected life of the stock option, restricted stock unit and restricted stock awards, which currently extends to January 31, 2011.  The weighted average remaining vesting period of those awards is 1.2 years.  The total tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized was approximately $252,000 during the first nine months of fiscal 2007.  Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.  SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

If the Company had applied the fair value recognition provisions of SFAS 123, the Company’s net loss for the three and nine months ended January 31, 2006 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	Three Months Ended January 31,	Nine Months Ended January 31,
	2006	2006
Net loss as reported	$(67)	$(3,390)

Add: Stock-based compensation expense included in reported net loss, net of applicable tax effects	163	393

Deduct: Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	(1,527)	(4,663)

Pro forma net loss	$(1,431)	$(7,660)

Basic net loss per share:

As reported	$(0.00)	$(0.11)

Pro forma	$(0.04)	$(0.24)

Diluted net loss per share:

As reported	$(0.00)	$(0.11)

Pro forma	$(0.04)	$(0.24)

In response to a number of derivative complaints filed against it surrounding its stock option practices, the Company, with the assistance of outside counsel, conducted an internal review of the circumstances surrounding the stock option grants identified in the derivative complaints as well as certain of the Company’s historical stock option practices. The internal review identified non-material errors of approximately $1.0 million in stock-based compensation expense in a few stock option awards which, due to administrative errors, were incorrectly recorded in our financial statements. The internal review uncovered no evidence of intentional misconduct. The stock compensation expense was determined based on difference in the intrinsic value per option on the new measurement date versus on the original measurement date (determined by the difference of the option price and the closing price per share) multiplied by the number of shares in the options. The adjustment for these nonmaterial errors will be reflected in the Company’s Annual Report on Form 10-K for its fiscal year ending April 30, 2007.

The following table provides the impact to pre-tax and net income/(loss) of the stock-based compensation expense error for years 2000-2003 (in thousands):

	FY00	FY01	FY02	FY03	Total
Continuing Operations
Pre-Tax Income/(Loss)	$(81,236)	$(236,470)	$(216,228)	$(80,153)	$(614,087)
Tax	33,226	94,588	(127,814)	0	0
Net Income/(Loss)	(48,010)	(141,882)	(344,042)	(80,153)	(614,087)
Discontinued Operations
Pre-Tax Income/(Loss)	(43,781)	(188,857)	(125,725)	(71,877)	(430,240)
Tax	17,906	75,543	(93,449)	0	0
Net Income/(Loss)	(25,875)	(113,314)	(219,174)	(71,877)	(430,240)

Total - Net Income/(Loss) Impact	$(73,885)	$(255,196)	$(563,216)	$(152,030)	$(1,044,327)

The adjustment  increased April 30, 2006 additional paid-in capital and increased April 30, 2006 accumulated deficit, as follows (in thousands):

	As Reported	With Adjustment
	April 30, 2006	April 30, 2006

Additional paid-in-capital	$291,329	$292,373

Accumulated deficit	$(90,640)	$(91,684)

The adjustment relates to non-material errors totaling approximately $1.0 million in stock based compensation expense over fiscal years 2000-2003.

Goodwill

The Company’s methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi was based on established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  Goodwill is not amortized.  The goodwill recorded in the Condensed Consolidated Balance Sheet as of January 31, 2007 was $12.6 million.

Impairment of Long-lived Assets

The Company evaluates the recoverability of its long-lived assets, including goodwill, on an annual basis in the fourth quarter, or more frequently if indicators of potential impairment arise.  Following the criteria of SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” and SFAS 142 “Goodwill and Other Intangible Assets”, the Company views itself as having a single operating segment and consequently has evaluated goodwill and purchased intangible assets for impairment based on an evaluation of the fair value of the Company as a whole.  The Company’s quoted share price from NASDAQ is the basis for measurement of that fair value as the Company’s market capitalization based on share price best represents the amount at which the Company could be bought or sold in a current transaction between willing parties. We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. Measurement of an impairment loss for long-lived assets that the Company expects to hold and use is based on the difference between the fair value and carrying value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 provides guidance on the process of quantifying materiality of financial statement misstatements.  SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006.  The application of SAB 108 did not have a material impact on its overall results of operations or financial position.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FAS 115 (“SFAS 159”).  SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact that SFAS 159 will have on its results of operations and financial position.

3.             GOODWILL AND PURCHASED INTANGIBLES

Changes in the Company’s goodwill were as follows (in thousands):

Balance as of April 30, 2006	$9,913
Goodwill acquired during the period	—
New additions to existing goodwill	2,724
Balance as of January 31, 2007	$12,637

New additions to existing goodwill in the nine months of fiscal 2007 were the result of payment of the non-employee investor portion of the $3.0 million first tranche of convertible notes plus accrued interest due to former Jasomi shareholders.  The entire $3.0 million plus accrued interest was not recorded in goodwill as $402,000 of the notes was paid to employee-shareholders, and was recorded as a reduction in accrued expense.  The remaining portion of the unpaid first tranche of notes will be paid as certain employees vest into early exercised stock options.  The $4.0 million second tranche of notes either mature or convert into the Company’s common stock at the election of the holder in June 2007.  The notes bear an interest rate of 5%, payable on maturity or conversion, and are convertible at $9.84 per share.  The payment of the full $4.0 million principal amount of the convertible notes is contingent on the retention of a specified number of designated employees.  The convertible notes may also be used to satisfy any claims for indemnification that the Company may make for certain breaches of representations, warranties and covenants set forth in the acquisition agreements.  In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), the Company has not recorded the $4.0 million as acquisition consideration as, at the date of acquisition, the Company believed the retention of the designated employees was not assured beyond a reasonable doubt.

The carrying value of intangible assets acquired in the Jasomi business combination was as follows (in thousands):

	January 31, 2007
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(1,148)	$—	$1,752
Customer relationships	1,100	(349)	—	751
Trade name and trademarks	200	(63)	—	137
Goodwill	12,637	—	—	12,637
Total	$16,837	$(1,559)	$—	$15,277

In the first nine months of fiscal 2007 and 2006, the Company recorded $739,000 and $575,000, respectively, of amortization of Jasomi acquisition-related intangible assets

Estimated future amortization expense of purchased intangible assets as of January 31, 2007 is as follows (in thousands):

Years ended April 30,

2007 (3 months)	$246
2008	985
2009	985
2010	381
2011	43

$2,640

Other intangible assets included as a component of Other Assets, comprised (in thousands):

	January 31, 2007			April 30, 2006
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value

Software licenses	$3,359	$(3,246)	$113	$3,239	$(3,219)	$20

Amortization expense related to software licenses was $27,000 and $600,000, respectively, in the first nine months of fiscal 2007 and 2006, respectively.

4.             BALANCE SHEET ACCOUNTS

Inventories comprised (in thousands):

	January 31, 2007	April 30, 2006

Raw materials	$2,842	$2,125
Work in progress	266	—
Finished goods	5,762	6,193

Total	$8,870	$8,318

Stock-based compensation included in inventories at January 31, 2007 was $22,000.

Accrued expenses comprised (in thousands):

	January 31, 2007	April 30, 2006

Accrued employee related	$4,644	$4,303
Accrued warranty	684	1,157
Accrued restructuring costs	3	28
Accrued professional services	353	504
Other accrued expenses	1,307	1,098

Total	$6,992	$7,090

Warranties. The Company provides for future warranty costs upon shipment of its products. The specific terms and conditions of those warranties may vary depending upon the product sold, the customer and the country in which it does business. However, the Company’s warranties generally start from the shipment date and continue for a period of one to five years.

Because the Company’s products are manufactured to a standardized specification and products are internally tested to these specifications prior to shipment, the Company historically has experienced minimal warranty costs. Factors that affect the Company’s warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability, if necessary. In the third quarter of fiscal 2007, gross margin benefited from the reversal of warranty reserves associated with some specific program for which costs were not as high as originally estimated.

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the periods are as follows (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006

Balance as of the beginning of the fiscal period	$1,157	$1,796	$1,157	$2,010
Provision for warranties issued during fiscal period	64	72	64	295
Warranty costs incurred during fiscal period	(101)	(72)	(142)	(295)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	(436)	—	(395)	(214)

Balance as of January 31	$684	$1,796	$684	$1,796

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

5.             STOCKHOLDERS’ EQUITY

Employee Equity Plans

Employee Stock Purchase Plan

In March and April 1999, the Board adopted, and the stockholders approved, the Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) under which an aggregate of 1,816,666 shares of common stock has been reserved as of January 31, 2007.  Employees who participate in the one-year offering period can have up to 15% of their earnings withheld for purchased of maximum of 700 shares per six-month purchase period, whichever is less, pursuant to the Purchase Plan.  The amount withheld will then be used to purchase shares of common stock on specified dates determined by the Board.  The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering or end date of the purchase period.  In the first nine months of fiscal 2007, 159,361 shares were purchased under the Purchase Plan.  As of January 31, 2007, 468,357 shares remain available for issuance under the Purchase Plan.

Stock Option and Restricted Stock Plans

The Company’s 1997 Stock Option Plan serves as the successor equity incentive program to the Company’s 1987 Stock Option Plan and the Supplemental Stock Option Plan (the “Predecessor Plans”). All outstanding stock options under the Predecessor Plans continue to be governed by the terms and conditions of the 1997 Stock Option Plan. The Company reserved 4,000,000 shares of common stock for issuance under the 1997 Stock Option Plan. Under the 1997 Stock Option Plan, the Board of Directors could grant incentive or non-statutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock, as determined by the Board of Directors, at grant date. In November 1998, the Company adopted its 1998 Stock Option Plan and determined not to grant any further options under its 1997 Stock Option Plan. The Company has reserved a total of 4,856,082 shares of common stock for issuance under the 1998 Stock Option Plan, under terms similar to those of the 1997 Stock Option Plan. During fiscal 2000, the Company adopted two non-statutory stock option plans under which a total of 1,350,000 shares were reserved for issuance. The terms of non-statutory options granted under these plans are substantially consistent with non-statutory options granted under the 1997 and 1998 plans.  Shares issued through early option exercises are subject to the Company’s right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of January 31, 2007, no shares were subject to repurchase.

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

In November of 2005 the Board also adopted the 2005 New Recruit Stock Option Plan.  A total of 200,000 shares were approved for issuance as non-qualified stock options to new hired employees only.  The terms of the plan are substantially consistent with the non-qualified stock options granted under the Company’s other stock option plans, except that the plan does not allow the early exercise of stock options.  In February of 2006, another 300,000 shares were approved and added to the reserve in connection with the hiring of the new vice president of worldwide sales. As of January 31, 2007, there is a reserve of 500,000 shares under the plan.

In September 2006, the Board of Directors amended the 2000 Non-Qualified Stock Plan and re-named it the 2006 Equity Incentive

Plan, reserving an additional 2,000,000 shares.  As a result of the increase, a total of 7,000,000 shares have been reserved under this plan as of January 31, 2007.  The terms of non-statutory options granted under this plan are substantially consistent with non-statutory options granted under the 2000 plan.  However, the new plan allows for the grant of other types of equity awards, including restricted stock and restricted stock units.  Restricted stock and restricted stock units generally vest over four years with 25% vesting after the first year and the remaining shares vesting ratably every six months thereafter..

All options under the option plans described above have a ten-year term.

Directors Stock Option Plan

In March 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan. Under this stock option plan an aggregate of 650,000 shares are reserved as of January 31, 2007.  Options granted under the plan have a 5-year term. One-time initial automatic grants of 50,000 shares each are made upon a director’s initial appointment and are subject to annual vesting over a four-year period. Annual automatic grants of 10,000 shares each are made on the date of each annual meeting of stockholders to each incumbent director (provided they have served as a director for at least six months) and are fully vested at the grant date.

Activity under the stock option plans referenced above was as follows (in thousands, except life and exercise price amounts):

		Outstanding Options
	Shares Available For Grant (1)	Number of Shares	Exercise Price	Aggregate Price	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balances, April 30, 2006	968	6,929	$0.36 - $76.00	$55,099	$7.95
Reservation of shares	2,000
Restricted stock and restricted stock units issued	(44)
Restricted stock and restricted stock units forfeited	52
Options granted	(177)	177	$6.62 - $8.46	$1,432	$8.08
Options exercised	—	(108)	$0.36 - $8.76	$(426)	$3.96	$447
Options forfeited	186	(186)	$0.36 - $18.75	$(1,597)	$8.62
Options expired	36	(36)	$6.49 - $24.68	$(476)	$13.07

Balances, January 31, 2007	3,021	6,776	$0.36 - $76.00	$54,032	$7.97

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Aggregate Fair Value	Weighted Average Remaining Contractual Term

Fully vested and expected to vest options	6,426	$7.97	$5,127		6.18
Options vested during the period	4,969	$7.89	$4,445	$27,146	5.57

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

Options outstanding and exercisable at January 31, 2007 (in thousands, except life and exercise price amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number of Shares	Weighted Average Exercise Price

$0.36 - $2.92	815	$2.41	4.96	781	$2.50
$3.75 - $6.45	175	$5.55	6.59	119	$5.19
$6.49	1,578	$6.49	8.27	799	$6.49
$6.75 - $8.56	772	$7.40	5.23	619	$7.27
$8.57-8.76	1,564	$8.76	5.73	1,409	$8.76
$8.77 - $9.00	757	$8.95	5.60	426	$8.98
$9.01 - $13.37	908	$12.04	6.67	655	$11.83
$13.38 - $21.92	195	$17.25	5.91	149	$17.79
$24.93 - $76.00	12	$31.38	1.00	12	$31.38

$0.36 - $76.00	6,776	$7.97	6.30	4,969	$7.89

Restricted stock and restricted stock units outstanding at January 31, 2007 (in thousands, except life):

	Restricted Stock and Restricted Stock Units Outstanding
	Number of Shares or Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Nonvested restricted stock and restricted stock units, April 30, 2006	369
Restricted stock and restricted stock units granted	40
Restricted stock and restricted stock units vested	(170)
Restricted stock and restricted stock units forfeited	(52)

Nonvested restricted stock and restricted stock units, January 31, 2007	187

Fully vested and expected to vest restricted stock and restricted stock units	161	$—	$1,155	1.6
Fully vested restricted stock and restricted stock units currently exercisable	—	—	—	—

For the nine month period ended January 31, 2007, the total intrinsic value of restricted stock and restricted stock units (“RSUs”) vested was $1.4 million and the total fair value of shares vested was $1.1 million.

As of January 31, 2007, approximately $4.5 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs is expected to be recognized over a weighted-average period of 1.2 years.

The assumptions used and the resulting estimates of weighted-average fair value per share of options granted and for employee stock purchases under the ESPP during those periods are as follows:

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
Stock options:
Dividend yield	—	—	—	—
Volatility factor	0.70	0.86	0.71	0.82
Risk-free interest rate	4.5%	4.4%	4.7%	4.0%
Expected life (years)	4.9	4.2	4.9	3.7
Weighted average fair value of options granted during the period	$4.39	$4.49	$4.99	$3.87

Employee stock purchase plan:
Dividend yield	—	—	—	—
Volatility factor	0.45	0.72	0.46	0.93
Risk-free interest rate	4.9%	4.8%	5.0%	4.5%
Expected life (years)	0.75	0.76	0.71	0.5
Weighted average fair value of employee stock purchases during the period	$2.14	$3.47	$2.24	$3.65

Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$7.25	$ n/a	$7.97	$6.49

6.             BORROWING AGREEMENT

In September 2006, the Company renewed its $2.0 million operating line of credit with its bank.  The renewed line of credit, which expires on July 31, 2007, carries the same basic terms as the original line of credit and financial covenants related to minimum effective tangible net worth and cash and cash equivalent and short-term investment balances.  As of January 31, 2007, the Company had no borrowings outstanding under the line of credit.

7.             INCOME TAXES

The Company recorded tax expense of $694,000 and $2.6 million, respectively, for the three and nine months ended January 31, 2007 for an effective tax rate of 26% and 36%, respectively.  The Company recorded a tax expense (benefit) of $278,000 and ($1.7) million, respectively, for the three and nine months ended January 31, 2006 resulting in effective tax rates of 132% and 33%, respectively.  The effective tax rate for the three and nine months ended January 31, 2007 benefited from the extension of the Federal R&D tax credit as well as the Company’s determination that the California R&D tax credit would also provide meaningful tax savings.  The effective tax rates for those periods also reflected the Company’s inability to deduct for tax purposes (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants and (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors.  The effective tax rates for the three and nine month periods ended January 31, 2006 reflected the net effect of the effective tax rate applied to the Company’s loss for the quarter and the Company’s inability to deduct for tax purposes $700,000 for in-process R&D related to the acquisition of Jasomi.   The Company recognized a credit to additional paid-in capital for the tax benefit from employee stock option transactions.  These benefits totaled

$68,000 and $252,000, respectively, for the three and nine months ended January 31, 2007, and $8,000 and $100,000, respectively, for the three and nine months ended January 31, 2006.

8.             COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Beginning on June 14, 2005, several class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased the Company’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning VQA orders and the potential effect on the Company of the merger between Sprint and Nextel. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006.  The defendants moved to dismiss the complaint, and the motion was granted on August 10, 2006, with leave to amend.  A second consolidated amended complaint was filed on September 11, 2006.  The defendants moved to dismiss the complaint and the motion has been fully briefed and under submission to the court since December 2006.

On June 20, 2005, the first of two shareholder derivative complaints was filed in the California Superior Court for the County of Santa Clara. Both complaints were purportedly brought derivatively by shareholders on behalf of the Company against several executives of the Company and all members of its board of directors, and named the Company as a nominal defendant. The plaintiffs alleged that the defendants breached their fiduciary duties to the Company in connection with alleged misrepresentations concerning VQA orders and the potential effect on the Company of the merger between Sprint and Nextel, that certain of the defendants improperly sold the Company’s stock while in possession of material nonpublic information, and that the defendants were liable to the Company for damages as a result thereof. Both lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Derivative Litigation, No. 105-CV-043429.  The defendants filed a demurrer to the consolidated complaint, which was granted by the court with leave to amend.  The plaintiffs elected not to amend the complaint, and voluntarily dismissed the action without prejudice on February 14, 2006.  The Company has made no provisions for potential losses from these lawsuits.

On August 23, 2006, August 25, 2006, and November 3, 2006, three actions were filed in United States District Court for the Northern District of California (Case Nos. C06-05157, C06-05242, and C06-6877) purportedly as derivative actions on behalf of the Company against certain of the Company’s current and former officers and directors alleging that between 1999 and 2001 certain stock option grants were backdated; that these options were not properly accounted for; and that as a result false and misleading financial statements were filed.  These three actions have been consolidated under case number C06-05157.  On December 1, 2006, a fourth derivative complaint making similar allegations against many of the same defendants was filed in California Superior Court for the County of Santa Clara (Case No.106-CV-075695).  The Company’s motion to stay the state court action pending the outcome of the federal consolidated actions is currently before the California Superior Court.

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung.  These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control.  The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant.  The Company will respond to the amended consolidated complaint on or before April 2, 2007.  These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.

Lease Commitments

At January 31, 2007, future minimum payments under the Company’s current leases are as follows (in thousands):

Years ended April 30,
2007 (3 months)	$266
2008	1,080
2009	1,112
2010	1,163
2011	1,173
Thereafter	276
$5,070

9.             REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company currently operates in a single segment - voice processing products.

Geographic revenue information comprises (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
USA	$14,074	$13,548	$42,934	$31,455
Middle East/Africa	4,889	—	14,672	—
Canada	17	63	1,956	1,907
Europe	38	108	600	1,162
Far East	290	26	956	70
Latin America	2,770	250	3,677	271

Total	$22,078	$13,995	$64,795	$34,865

Sales for the three months ended January 31, 2007 included three customers that represented greater than 10% of total revenue (60%, 22% and 12%).   Sales for the nine months ended January 31, 2007 included two customers that represented greater than 10% of total revenue (60% and 23%).  Sales for the three months ended January 31, 2006 included one customer that represented greater than 10% of total revenue (82%).  Sales for the nine months ended January 31, 2006 included one customer that represented greater than 10% of total revenue (80%).  As of January 31, 2007, the Company had two customers that represented greater than 10% of accounts receivable (both at 33%).  At April 30, 2006, two customers represented greater than 10% of accounts receivable (48% and 23%).

The Company maintained its long-lived assets in the following countries (in thousands):

	January 31, 2007	April 30, 2006

USA	$5,293	$4,320
Canada	393	395
Rest of World	13	25

Total	$5,699	$4,740

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended April 30, 2006, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 7, 2006. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our future financial operating results, plans, objectives, expectations and intentions. Our actual results could e3differ materially from those discussed here. See “Future Growth and Operating Results Subject to Risk” at the end of this Item 2 for factors that could cause future results to differ materially.

Overview

We design, develop and market telecommunications equipment for use in canceling echo and enhancing voice quality in voice calls over wireline, wireless and internet protocol (IP) telecommunications networks. Our products monitor and enhance voice quality and provide connectivity through voice format transcoding and security in the delivery of voice services.  Since entering the voice processing market, we have continued to refine our offerings to meet the needs of the ever-changing telecommunications marketplace. Our more recent product introductions have leveraged the processing capacity of our newer hardware platforms to offer not only echo cancellation but also enhanced VQA features including noise reduction, acoustic echo cancellation, voice level control, noise compensation and enhanced voice intelligibility.  Since becoming a public company in June 1999, our financial success has been primarily predicated on the macroeconomic environment of U.S. wireline and, more recently, wireless carriers as well as our success in selling to the larger carriers.  Since the beginning of calendar year 2004, large North American telecommunications service providers have engaged in merger and acquisition activity.  This activity largely drove our fiscal 2006 revenue decline of 42% as one of our two largest fiscal 2005 U.S. customers was involved in post-merger integration and, consequently, orders from that customer in fiscal 2006 were nominal.  Our revenue continues to be heavily influenced by the buying trends of Verizon Wireless, our largest customer in fiscal 2006 at 79% of our total worldwide revenue.  In the first nine months of fiscal 2007, our revenue from Verizon Wireless was $38.9 million, or 60%, of total worldwide revenue.  Our revenue has become less dependent on sales of our BVP-Flex, which accounted for 56% of our revenue in the first nine months of fiscal 2007 compared to 81% of revenue in fiscal 2006.  In an attempt to diversify our customer base, in fiscal 2004 and fiscal 2005, we added sales and marketing resources to focus on new large account opportunities globally.  We believe that our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks will be key factors in adding new customers and driving our revenue growth.  Internationally, we continue to invest in customer trials.  We developed our VQA feature set to target the international GSM market.  In fiscal 2006, Orascom Telecom Holding (Orascom) became our largest VQA sale to-date, as well as a step toward our goal of greater customer diversification.  We have also added other international customers.  Although our fiscal 2006 international revenue was only $6.9 million, we generated $3.5 million of that revenue in the fourth quarter of fiscal 2006 and $21.9 million of international revenue in the first nine months of fiscal 2007.  Those international sales were largely driven by sales to Orascom.  We continue to focus on international mobile carriers who might best apply our VQA solution.

We expect additional long-term opportunities for growth will occur in VoIP-based network deployments as there is a growing trend of service providers transitioning from traditional circuit-switched network infrastructure to VoIP.  We have therefore directed the majority of our R&D spending, since the beginning of fiscal 2005, towards the development of our Packet Voice Processor, a new platform targeting VoIP-based network deployments.  The Packet Voice Processor introduces cost-effective voice format transcoding capabilities and utilizes our VQA software  to improve call quality and clarity by eliminating acoustic echo, hybrid echo, background noise and voice level imbalances and reducing packet loss, delay and jitter.  To further develop a presence in the VoIP market, we acquired Jasomi Networks, Inc.  Jasomi’s currently available PeerPoint C100 session border controller enables VoIP calls to traverse Network Address Translation (NAT) and protects networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided.  We plan to combine the Packet Voice Processor and session border controller technologies to provide a more comprehensive solution to carriers’ border services needs.  In fiscal 2006 and the first nine months of fiscal 2007, we recognized modest revenue from PeerPoint and sold our first Packet Voice Processor unit in the fourth quarter of fiscal 2006 and have recognized modest revenue from the Packet Voice Processor in fiscal 2007.

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

Our Customer Base.  Historically, the majority of our sales have been to customers in the United States. These customers accounted for approximately 66% of our revenue in the first nine months of fiscal 2007, and 87% and 91% of our revenue in fiscal 2006 and 2005, respectively. However, sales to some of our customers in the U.S. may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We continue to pursue expansion of our international revenue with shipments  of our newer voice processing products targeted at GSM networks.

Our revenue historically has come from a small number of customers.  Our largest customer accounted for approximately 60% of revenue in the first nine months of fiscal 2007, and 79% and 49% of our revenue in fiscal 2006 and 2005, respectively.  Our five largest customers accounted for approximately 90% of revenue in the first nine months of fiscal 2007, and 88% and 91% of our revenue in fiscal 2006 and 2005, respectively. Consequently, the loss of any one of these customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect in our business.  This was evidenced in fiscal 2006 as revenue for the year was 58% of our fiscal 2005 revenue primarily due to a lack of orders from one of our two largest fiscal 2005 customers.  This caused fiscal 2006 to result in a net loss.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies that are described in our Annual Report on Form 10-K filed on July 7, 2006, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss.  We also closely evaluate the credit risk of our customers.  In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.  At January 31, 2007, we had $6.8 million of deferred revenue.  However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Condensed Consolidated Balance Sheet.  Of the $6.8 million of revenue deferred at January 31, 2007, approximately $1.6 million was associated with maintenance contracts, which are recognized ratably over the term of the maintenance period.

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

Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation allowances, we are constantly monitoring projected demand on a product by product basis. Based on these projections we evaluate the levels of allowances required both for inventory on hand, as well as inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying allowance requirements in a timely manner, sudden changes in future buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in some larger than anticipated write-downs being recognized, such as the OC-3 write-down recorded in fiscal 2002. In the case of the OC-3 write-down, the complete pull back from the forecasted demand by the primary customer for this product resulted in a $3.5 million write-down of the OC-3 inventory. However, beginning in 2003, the addition of a few new major customers helped to utilize a large portion of the inventory that had been written down resulting in approximately $2.2 million and $455,000 of previously written down inventory being sold in fiscal 2004 and 2003, respectively.  For the three and nine months ended January 31, 2007, we sold $166,000 and $477,000, respectively, of previously written-down inventory.  For the three and nine months ended January 31, 2006, we sold $300,000 and $323,000, respectively, of previously written-down inventory.  Fiscal 2006 sales of previously written-down inventory had a negligible impact on gross margin as the inventory was sold for approximately its net book value.

Cost of Warranty—At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer hardware warranties on our products ranging from one to five years and one year software warranties.  The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures, which would result in a decrease in gross profits. As of January 31, 2007, we had recorded $684,000 of accruals related to estimated future warranty costs.  See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

Goodwill—Our methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi was determined through established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis in the fourth quarter of our fiscal year.  The goodwill recorded in the Condensed Consolidated Balance Sheet as of January 31, 2007 was $12.6 million.  Goodwill increased $2.7 million from $9.9 million recorded at April 30, 2006 as we recorded the payment of the non-employee investor portion of the $3.0 million first tranche of convertible notes plus accrued interest.

Impairment of Long-lived Assets—We evaluate the recoverability of our long-lived assets, including goodwill, on an annual basis or more frequently if indicators of potential impairment arise.  Following the criteria of SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” and SFAS 142 “Goodwill and Other Intangible Assets”, we view Ditech as having a single operating segment and consequently have evaluated goodwill and purchased intangible assets for impairment based on an evaluation of the fair value of Ditech as a whole.  Ditech’s quoted share price from NASDAQ is the basis for measurement of that fair value as Ditech’s market capitalization based on share price best represents the amount at which Ditech could be bought or sold in a current transaction between willing parties.  We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities.  Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the difference between the fair value and carrying value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

The internal review identified non-material errors of approximately $1.0 million in stock-based compensation expense in a few stock option awards which, due to administrative errors, were incorrectly recorded in our financial statements. The internal review uncovered no evidence of intentional misconduct. The stock compensation expense was determined based on difference in the intrinsic value per option on the new measurement date versus on the original measurement date (determined by the difference of the option price and the closing price per share) multiplied by the number of shares in the options. The adjustment for these nonmaterial errors will be reflected in the Company’s Annual Report on Form 10-K for its fiscal year ending April 30, 2007.

The following table provides the impact to pre-tax and net income/(loss) of the stock-based compensation expense error for years 2000-2003 (in thousands):

	FY00	FY01	FY02	FY03	Total
Continuing Operations
Pre-Tax Income/(Loss)	$ (81,236)	$ (236,470)	$ (216,228)	$ (80,153)	$ (614,087)
Tax	33,226	94,588	(127,814)	0	0
Net Income/(Loss)	(48,010)	(141,882)	(344,042)	(80,153)	(614,087)
Discontinued Operations
Pre-Tax Income/(Loss)	(43,781)	(188,857)	(125,725)	(71,877)	(430,240)
Tax	17,906	75,543	(93,449)	0	0
Net Income/(Loss)	(25,875)	(113,314)	(219,174)	(71,877)	(430,240)

Total - Net Income/(Loss) Impact	$ (73,885)	$ (255,196)	$ (563,216)	$ (152,030)	$ (1,044,327)

The April 30, 2006 additional paid-in capital and accumulated deficit balances have been adjusted as follows:

	As Reported	With Adjustment
	April 30, 2006	April 30, 2006

Additional paid-in-capital	$ 291,329	$ 292,373

Accumulated deficit	$ (90,640)	$ (91,684)

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

Accounting for Income Taxes— We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items such as valuation allowances for bad debts and inventory, for tax and accounting purposes. These temporary differences, in conjunction with net operating loss and tax credit carryforwards, result in deferred tax assets and liabilities.  Of our $48.8 million deferred tax assets at April 30, 2006, $35.1 million and $8.5 million, respectively, are associated with net operating loss and tax credit carryforwards.  The remaining $5.2 million of deferred tax assets are associated with temporary differences. At least once per quarter, we assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is no longer more likely than not, we establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  On an annual basis, or more frequently if warranted by adverse changes in our business, we review income projections to ensure that our pre-tax income is sufficient to recover our deferred tax assets.  We specifically review the timing of our pre-tax income in relation to the expiration of our net operating loss carryforwards and tax credits.  On a quarterly basis, we review the expiration dates of our net operating loss carryforwards that we believe to be at near-term risk.  In addition, we complete a study on the impact of Section 382 of the Internal Revenue Code on at least a semi-annual basis to determine whether a change in ownership may limit the value of our net operating loss carryforwards.  However, as noted below in “Future Growth and Operating Results Subject to Risk,” there are risks to our future financial performance and the financial impact of the risks may be difficult to anticipate.  Consequently, there is a possibility that we may not meet the minimum level of U.S. pre-tax income to utilize our net operating loss carryforwards such that all or a portion of our deferred tax assets will become impaired.  In order to evaluate the sensitivity of possible impairment, we applied a hypothetical 10% decrease to future pre-tax income. This hypothetical decrease would not result in the impairment of our deferred tax assets.

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 provides guidance on the process of quantifying materiality of financial statement misstatements.  SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006.   We do not believe that the application of SAB 108 will have a material effect on our overall results of operations or financial position..

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FAS 115 (“SFAS 159”).  SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact that SFAS 159 will have on our results of operations and financial position.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	36.1	30.6	32.9	30.4
Gross Profit	63.9	69.4	67.1	69.6
Operating expenses:
Sales and marketing	25.2	30.2	28.4	36.4
Research and development	23.0	32.0	24.3	37.9
General and administrative	10.1	12.3	9.9	15.2
Amortization of purchased intangibles	1.1	1.8	1.1	1.6
In-process R&D	—	—	—	2.0
Total operating expenses	59.4	76.3	63.7	93.1
Income (loss) from operations	4.5	(6.9)	3.4	(23.5)
Other income, net	7.7	8.4	7.7	9.0
Income (loss) before provision for (benefit from) income taxes	12.2	1.5	11.1	(14.5)
Provision for (benefit from) for income taxes	3.1	2.0	4.0	(4.8)
Net income (loss)	9.1%	(0.5)%	7.1	(9.7)%

THREE AND NINE MONTHS ENDED JANUARY 31, 2007 AND 2006.

Revenue.

	Three months ended January 31,		Nine months ended January 31,		Increase From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period	9 Month Period
Revenue	$ 22,078	$ 13,995	$ 64,795	$ 34,865	$ 8,083	$ 29,930

The increase in revenue during the three and nine months ended January 31, 2007 was due to an increase in sales to our largest domestic customer, Verizon Wireless, and an increase in our international revenue.  Verizon accounted for approximately 60% of our revenue for the three and nine months ended January 31, 2007 as compared to 82% and 80%, respectively, of our revenue for the three and nine months ended January 31, 2006.  Our international revenue, accounted for 36% and 34%, respectively, of our revenue in our three and nine months ended January 31, 2007 as compared to 3% and 10%, respectively, of the revenue for the three and nine months ended January 31, 2006. Our five largest customers accounted for 97% and 90%, respectively, of our revenue for the three and nine months ended January 31, 2007 compared to 94% and 93%, respectively, for the three and nine months ended January 31, 2006.  The primary source of product revenue continues to be from our Broadband Voice Processor Flex (“BVP-Flex”), which has become the primary system purchased by our domestic customers, although sales of our QVP product, which includes our new voice quality features targeted at international customers, grew as a percentage of total revenue compared to the three and nine months ended January 31, 2006.  In addition, in the first nine months of fiscal 2007, we generated our first revenue from maintenance contracts.

Geographically, our domestic revenue for the three and nine months ended January 31, 2007 of 64% and 66%, respectively, of total worldwide revenue was lower than the domestic revenue of 97% and 90%, respectively, realized for the three and nine months ended January 31, 2006.  The increase in the international portion of our revenue was driven by sales of our VQA product, most significantly to Orascom.

Following the success of our BVP-Flex, revenue over the last three fiscal years and the first nine months of fiscal 2007 has been generated largely from domestic sales.  Our international growth has primarily been dependent on our success in selling VQA.  Our success in selling to international markets was limited until the fourth quarter of fiscal 2006.  In the last four quarters we have begun to realize more sales of our VQA applications and have recognized international revenue of $3.5 million, $6.7 million, $7.2 million and $8.0 million, respectively, in the fourth quarter of fiscal 2006 and first, second and third quarters of fiscal 2007.  We plan to continue to invest in our international infrastructure and in customer trials as we believe there are material international revenue opportunities.  However, we expect that sales of our BVP-Flex to domestic customers will continue to represent the majority of our revenue in the foreseeable future.  We expect revenue in the fourth quarter to be approximately 5% higher than the revenue levels of the third quarter.

Cost of Goods Sold.

	Three months ended January 31,		Nine months ended January 31,		Increase From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period	9 Month Period
Cost of Goods Sold	$ 7,976	$ 4,280	$ 21,347	$ 10,608	$ 3,696	$ 10,739

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The increase in cost of goods sold was primarily driven by the increase in business volume during the three and nine months ended January 31, 2007 as compared to the three and nine months ended January 31, 2006.  Our analysis of gross profit below discusses the other factors driving changes in cost of good sold.

Gross Profit.

	Three months ended January 31,		Nine months ended January 31,		Increase (Decrease) From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period		9 Month Period
Gross Profit	$ 14,102	$ 9,715	$ 43,448	$ 24,257	$ 4,387		$ 19,191
Gross Margin %	63.9%	69.4%	67.1%	69.6%	(5.5)	% pts	(2.5	)% pts

Our gross margin was lower in the fiscal 2007 periods compared to the prior year periods as a result of our customer, product and geographic sales mix.  In the first nine months of fiscal 2007, our sales to international customers, which have lower gross margins due to sales being made through value-added resellers and distributors, grew to 34% from 10% in the first nine months of fiscal 2006.  In addition, in the third quarter of fiscal 2007, we recognized revenue from low-margin upgrades at some of our customers.  Partially offsetting these causes for the decline in our gross margin in the current year three and nine month periods, our installation service cost as a percentage of sales was lower than the prior year three and nine month periods because, although support costs were higher than in those periods of fiscal 2006, our total revenue in those periods of fiscal 2007 was substantially higher.  In addition, third quarter fiscal 2007 gross margin benefited from the reversal of  warranty reserves associated with some specific programs for which costs were not as high as originally estimated.

We expect that gross margins will rise to approximately 67% in the coming quarter based on product and customer mix.  Over the next several quarters, with successful international deployment, we could expect pricing pressures to continue as we expand the distribution of our products through value-added resellers and distributors, which could cause our gross margins to decrease further.

Sales and Marketing.

	Three months ended January 31,		Nine months ended January 31,		Increase (Decrease) From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period		9 Month Period
Sales & Marketing Expense	$ 5,557	$ 4,234	$ 18,390	$ 12,692	$ 1,323		$ 5,698
% of Revenue	25.2%	30.3%	28.4%	36.4%	(5.1)	% pts	(8.0	)% pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The increase in sales and marketing expense for the three and nine months ended January 31, 2007 was largely due to increases of $332,000 and $2.0 million, respectively, in other salary and related expense due to incremental hiring of sales, marketing, pre-sales support engineers, including a field engineering team to support the Packet Voice Processor launch and a new Vice President of Sales, and milestone-based bonuses and increases in stock-based compensation expense of $433,000 and $1.8 million, respectively, due to the adoption of SFAS 123R.  Agent fees, which are third party commissions tied to some of our international sales, increased approximately $120,000 and $858,000, respectively, for the three and nine months ended January 31, 2007, due to the increase in Asia and Middle East revenue in those periods.  The amortization of demonstration and field units increased $113,000 and $412,000, respectively, for the three and nine months ended January 31, 2007, as the prior three and nine month periods benefited from the completion of customer trials and the return of demonstration and field units.  Since the first quarter of fiscal 2006, we have increasingly shipped customer demonstration units to support Packet Voice Processor trials.  Travel-related expense increased $284,000 for the nine months ended January 31, 2007 due to the larger workforce and greater international activity.  Finally, market and product research expenses grew $142,000 and $176,000, respectively, for the three and nine month periods.  We expect sales and marketing expenses to increase in the fourth quarter of fiscal 2007 due to the timing of tradeshows and the hiring of sales, marketing and customer service headcount targeted at domestic opportunities.  Agent fees may also increase depending on the level of sales through international channels.  Additionally, stock-based compensation charges will vary from quarter to quarter depending on the timing and magnitude of equity incentive grants during each quarter. However, we expect fourth quarter stock-based compensation expense to be higher than the third quarter, due to the effect of new grants.

Research and Development.

	Three months ended January 31,		Nine months ended January 31,		Increase (Decrease) From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period		9 Month Period
Research & Development Expense	$ 5,077	$ 4,479	$ 15,715	$ 13,211	$ 598		$ 2,504
% of Revenue	23.0%	32.0%	24.9%	24.3%	(9.0)	% pts	(13.6	)% pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. Of the increase in spending for the three and nine months ended January 31, 2007, $475,000 and $1.4 million, respectively, was related to the hiring of engineers and having the full effect of the addition of employees that resulted from the acquisition of Jasomi.  Those payroll-related increases in spending were primarily associated with our continued research and development efforts for our new packet-based voice products.  Stock-based compensation expense increased $326,000 and $1.2 million, respectively, for the three and nine months ended January 31, 2007 following the adoption of SFAS 123R.  Depreciation expense increased $147,000 and $435,000, respectively, for the three and nine months ended January 31, 2007 due to purchases of lab equipment required for the development of the packet-based voice products.  Outside engineering service expense increased $251,000 for the nine months ended January 31, 2007 due to resources required in the development of the packet voice processor.  Partially offsetting the increases in expense, prototype materials expense decreased $387,000 and $735,000, respectively, for the three and nine month periods, based on the stage of development of the packet-based products.  We expect increases in our research and development spending in the fourth quarter as we continue to selectively invest in our packet-based products and on-going mobile opportunities.  Additionally, stock-based compensation charges will vary from quarter to quarter depending on the timing and magnitude of equity incentive grants during each quarter. However, we expect fourth quarter stock-based compensation expense to be higher than the third quarter, due to the effect of new grants.

General and Administrative.

	Three months ended January 31,		Nine months ended January 31,		Increase (Decrease) From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period		9 Month Period
General & Administrative Expense	$ 2,232	$ 1,720	$ 6,407	$ 5,291	$ 512		$ 1,116
% of Revenue	10.1%	12.3%	9.9%	15.2%	(2.2)	% pts	(5.3	)% pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The increase in general and administrative spending was largely due to stock-based compensation expense following the adoption of SFAS 123R of $158,000 and $927,000, respectively, for the three and nine months ended January 31, 2007.  Other payroll-related expense, due to hiring, annual raises and performance-related bonuses grew $186,000 and $442,000, respectively, for the three and nine month periods.  Bad debt expense grew $143,000 for the nine month period as we had higher accounts receivable balances and more customers than in the prior year.  Partially offsetting the nine month period increases, consulting expense was $266,000 lower due to prior year work on Sarbanes-Oxley compliance and tax issues that was not repeated in fiscal 2007.  We expect general and administrative expenses to decrease somewhat in the fourth quarter compared to the third quarter due to an expected decrease in professional fees.  Additionally, stock-based compensation charges will vary from quarter to quarter depending on the timing and magnitude of equity incentive grants during each quarter. However, we expect fourth quarter stock-based compensation expense to be higher than the third quarter, due to the effect of new grants.

Stock-based Compensation.

Stock based compensation expense recognized under SFAS 123R in fiscal 2007 and APB 25 in fiscal 2006 was as follows:

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006

Cost of Sales	$ 71	$ —	$ 285	$ —
Sales and marketing	458	77	1,928	179
Research and development	511	186	1,635	455
General and administrative	158	—	927	—
Total operating expense	1,127	263	4,490	634
Total	$ 1,198	$ 263	$ 4,775	$ 634

Compensation expense in the third quarter and first nine months of fiscal 2006 related solely to the vesting of assumed stock options and restricted stock grants made in connection with the Jasomi acquisition and were accounted for in accordance with the provisions of APB 25.

Amortization of purchased intangible assets.

	Three months ended January 31,		Nine months ended January 31,		Increase (Decrease) From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period		9 Month Period
Amortization of purchased intangible assets	$ 246	$ 246	$ 739	$ 575	$ —		$ 164
% of Revenue	1.1%	1.8%	1.1%	1.6%	(0.7)	% pts	(0.5	)% pts

In the first nine months of fiscal 2006, we recorded only seven months of amortization of purchased intangible assets related to the Jasomi acquisition, as the acquisition was not completed until the end of the second month of our fiscal year, whereas in the first nine months of fiscal 2007, we recorded a full nine months worth of amortization.  Purchased intangible assets are being amortized to operating expense over their estimated useful lives which range from four to five years.

In-process research and development.

	Three months ended January 31,		Nine months ended January 31,		Increase (Decrease) From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period		9 Month Period
In-process research and development	$ —	$ —	$ —	$ 700	$ —		$ (700)
% of Revenue	0.0%	0.0%	0.0%	3.4%	0.0	% pts	(3.4	)% pts

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

Other Income, Net.

	Three months ended January 31,		Nine months ended January 31,		Increase (Decrease) From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period		9 Month Period
Other income, net	$ 1,711	$ 1,175	$ 5,028	$ 3,154	$ 536		$ 1,874
% of Revenue	7.7%	8.4%	7.8%	9.0%	(0.6	)% pts	(1.3	)% pts

Other income, net consists of interest income on our invested cash and cash equivalent balances, foreign currency activities, and a nominal amount of interest expense. The year-over-year increases in other income, net were primarily attributable to higher interest income, due to a significant improvement in the return on our invested cash.

Income Taxes.

	Three months ended January 31,		Nine months ended January 31,		Increase (Decrease) From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period		9 Month Period
Provision for (benefit from) income taxes	$ 694	$ 278	$ 2,624	$ (1,668)	$ 416		$ 4,292
% of Revenue	3.1%	2.0%	4.0%	(4.8)%	1.1	% pts	8.8	% pts

Income taxes consist of federal, state and foreign income taxes.  The effective tax rate for the three months ended January 31, 2007 was approximately 26% compared to 132% for the three months ended January 31, 2006.  The effective tax rate for the nine months ended January 31, 2007 was approximately 36% compared to 33% for the nine months ended January 31, 2006.  The effective tax rate for the three and nine months ended January 31, 2007 benefited from the extension of the Federal R&D tax credit as well as our determination that the California R&D tax credit would also provide meaningful tax savings.  The effective tax rates for those periods ended January 31, 2007 reflected our inability to deduct for tax purposes (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants and (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors.  The effective tax rates for the three and nine months ended January 31, 2006 reflected the net effect of the effective tax rate applied to our loss for the periods and, for the year-to-date period only, our inability to deduct for tax purposes $700,000 for in-process R&D related to the acquisition of Jasomi.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2007, we had cash, cash equivalents and short-term investments of $131.7 million compared to $136.0 million at April 30, 2006.  In September 2006, we renewed our $2 million line of credit facility with our bank.  The line of credit expires in July 2007.

Since March 1997, we have satisfied our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

$s in thousands	Nine months ended January 31,
	2007	2006
Cash flow from operating activities	$ (835)	$ 497

Although net income was $4.6 million in the first nine months of fiscal 2007, we used $835,000 in cash for operations.  This was primarily due to the fact that we had received payment from customers in fiscal 2006 for products from which we recognized approximately $10.9 million of revenue in the first nine months of fiscal 2007.  In those sales transactions, primarily with Verizon and Orascom, we shipped product during fiscal 2006 but were unable to recognize revenue because we had not completed required installations.  The installations were completed in the nine months of fiscal 2007 and we were consequently able to recognize revenue.  This compares to about $1.9 million of cash being received in the first nine months of fiscal 2007 for which revenue will be recognized later.  In addition, accounts receivable increased $8.3 million based on the timing of our sales transactions during the nine month period.  Favorably impacting our first nine months of fiscal 2007 cash flow from operations by approximately $3.2 million was the timing of payments to our inventory suppliers.  We paid those inventory suppliers after the end of the third quarter when we normally would have paid them prior to the end of the third quarter.  In addition, we delayed payment to other non-inventory suppliers, further driving up our accounts payable balance.

Our accounts receivable days sales outstanding at January 31, 2007 was approximately 56 days compared to 24 days at April 30, 2006.

Our cash flow from operations in the fourth quarter will be dependent on the timing of our sales during the quarter.  Over the next few quarters, we expect increases in operating expenses and inventory levels as we invest to grow our VoIP products, which will adversely impact our cash flows from operations.

$s in thousands	Nine months ended January 31,
	2007	2006
Cash flow from investing activities	$ (4,428)	$ (12,959)

We used $4.4 million in cash for our investing activities in the first nine months of fiscal 2007 primarily as a result of paying $2.7 million to Jasomi’s former non-employee investors for principal and interest under the first tranche of the convertible notes issued in the Jasomi acquisition.  The payment of the notes held by employee-shareholders is included in cash flow from operating activities.  Additionally impacting cash flows from investing activities was the purchase of $2.9 million of equipment, primarily to support our development of the Packet Voice Processor.  We plan to continue to invest in capital assets related to new product features and to support our efforts to sell our VoIP products.

$s in thousands	Nine months ended January 31,
	2007	2006
Cash flow from financing activities	$ 1,525	$ 1,012

We generated $1.5 million of cash from financing activities in the first nine months of fiscal 2007 primarily due to funds received from the employee stock purchase plan and stock option exercises.  Although we expect to continue to have positive cash flows from financing activities due to employee stock plan activity, the level of cash flow will vary depending on market conditions.

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

The following table sets forth our contractual commitments as of January 31, 2007 ($s in thousands):

Payments due by period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years

Operating leases	$ 5,070	$ 1,082	$ 2,245	$ 1,743	$ —
Purchase commitments	9,485	9,485	—	—	—

Total	$ 14,555	$ 10,567	$ 2,245	$ 1,743	$ —

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

We believe that we will be able to satisfy our cash requirements for at least the next two years from our existing cash, cash equivalents and short-term investments.  In September 2006, we renewed our $2.0 million operating line of credit with our bank.  The ability to fund our operations beyond the next two years will be dependent on the overall demand of telecommunications providers for new capital equipment. Should our customers significantly reduce their purchases of our products compared to current levels of purchases, we could need to find additional sources of cash during early fiscal 2009 or be forced to reduce our spending levels to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 90% of our revenue in the first nine months of fiscal 2007 and 88% and 91% of our revenue in fiscal 2006 and 2005, respectively.  Our largest customer accounted for approximately 60% of our revenue in the first nine months of fiscal 2007 and 79% of our revenue in fiscal 2006.  A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.  In addition, our customer concentration exposes us to credit risk as, for example, 66% of our accounts receivable balance at January 31, 2007 was from two customers.

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

We face competition from two direct manufacturers of stand-alone voice processing products, Tellabs and Natural Microsystems. Tellabs also produces Digital Cross Connect devices that are widely deployed. Tellabs offers both stand-alone and integrated voice processing products. A widespread adoption of voice processing capabilities integrated into digital cross connects by Tellabs or other manufacturers presents a competitive threat if the net result is a decline in the usage of our stand-alone voice processing systems.

The other competition in these markets comes from voice switch manufacturers. These switch manufacturers do not sell stand-alone voice processing products or compete in the  voice processing product market, but some integrate voice processing functionality within their switches, either as hardware modules or as software running on chips. A more widespread adoption of internal voice processing solutions would present an increased competitive threat to us, if the net result was the elimination of demand for our voice processing system products.

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

We expect that, at least through fiscal 2007, our primary business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, could limit the rate of growth of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for products we sold in the first nine months of fiscal 2007, fiscal 2006 and fiscal 2005, which are deployed in mobile and wireline networks. Although we have begun to distribute for trial our Packet Voice Processor targeted at the VoIP market, we have generated only nominal revenue to date and there is no guarantee that we will be successful in selling the Packet Voice Processor in volume into those VoIP networks.

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

Sales of our products come from our major customers ordering large quantities with deployment or growth of a switching center. Consequently, we may get one or more large orders in one quarter from a customer and then no orders in the next quarter. As a result, our revenue may vary significantly from quarter to quarter.

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

In addition, the sales cycle for our products is typically lengthy. Before ordering our products, our customers perform significant technical evaluations of up to 180 days or more for our newer VQA product offering. Once an order is placed, delivery times can vary depending on the product ordered and the timing of installations or product acceptance may be delayed by our customers. As a result, revenue forecasted for a specific customer for a particular quarter may not occur in that quarter. Because of the potential large size of our customers’ orders, this would adversely affect our revenue for the quarter.

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

•              the timing of personnel hiring;

•              the timing of external accounting expenses supporting annual audit;

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

WE CURRENTLY ARE, AND IN THE FUTURE MAY BE, SUBJECT TO SECURITIES CLASS ACTION LAWSUITS DUE TO DECREASES IN OUR STOCK PRICE.

We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in May 2005, we announced that we expected our first quarter fiscal 2006 revenue to be approximately one half of our last quarter fiscal 2005 revenue, and our stock price declined dramatically. On June 14, 2005, a lawsuit entitled Richard E. Jaffe v. Ditech Communications Corp., Timothy K. Montgomery and William J. Tamblyn, Case No. C 05 02406 was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and our Chief Executive Officer and Chief Financial Officer. Several similar lawsuits were filed and all of the cases were consolidated into a single action. In addition, a shareholder’s derivative suit was filed against our directors and the same two executive officers, and named Ditech nominally as a defendant, making similar allegations. This shareholder’s derivative suit was subsequently voluntarily dismissed without prejudice, which means that the shareholder is able to refile the shareholder’s derivative suit at any time. We cannot predict whether the plaintiffs in the shareholder’s derivative suit will refile complaints. If our stock price declines substantially in the future, we may be the target of similar litigation. Any future securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business. Any current or future litigation could result in difficulties meeting compliance with SEC reporting requirements and NASDAQ listing requirements.

WE CURRENTLY ARE, AND IN THE FUTURE MAY BE, SUBJECT TO ADDITIONAL SECURITIES LAWSUITS.

We are at risk of being subject to other lawsuits as a result of being a public company. Four actions have been filed purportedly as derivative actions on behalf of Ditech Networks against certain of our current and former officers and directors. The complaints allege that between 1999 and 2001 a number of stock option grants were backdated, and that as a result the defendants breached their fiduciary duties to Ditech Networks and violated provisions of federal securities laws and California statutory and common law. The complaints also allege that some of our officers and former officers were unjustly enriched. These lawsuits could result in substantial costs and divert management’s attention and resources, and thus could seriously harm our business.

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

THERE IS RISK THAT WE WILL NOT BE ABLE TO FULLY UTILIZE THE DEFERRED TAX ASSETS RECORDED ON OUR BALANCE SHEET.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” we are required to establish a valuation allowance against our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  At January 31, 2007, we had $46.6 million in net deferred tax assets, which we believe are realizable based on the requirements of SFAS 109.  However, because we incurred pre-tax losses in the first nine months of fiscal 2006, have shown volatile operating results in the past and because there is no guarantee that the amount and timing of our net profits will be sufficient to fully utilize our deferred tax assets, there is a risk that we will have to record valuation allowances in the future.  Moreover, there is a risk that unfavorable audits of, for example, tax credit or NOL carryforwards by government agencies or change of ownership limitations (Section 382) may reduce the value of our deferred tax assets.  If any of these events were to occur, our financial results for one or more periods would be adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term investment portfolios. Our cash, cash equivalents, and short-term investments are primarily maintained at five major financial institutions in the United States. As of January 31, 2007 and April 30, 2006, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempt to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity.  We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities, which management is able to liquidate on 28 or 35 day auction cycles, are considered short-term investments.  Short-term investments consist primarily of corporate bonds and asset backed securities.  Short-term investments are maintained at three major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Consolidated Balance Sheets at fair value.  If we sell our short-term investments prior to their maturity, we may incur a charge to operations in the period the sale took place.  In the first nine months of fiscal 2007, we realized no gains or losses on our short-term investments.

The following table presents the hypothetical changes in fair values of our investments as of January 31, 2007, based on discounted cash flow calculation over the remaining term of each investment that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of January 31, 2007	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Total investments	$ 99,710	$ 99,710	$ 99,710	$ 99,710	$ 99,710	$ 99,710	$ 99,710

This compares to the hypothetical changes in fair values of our investments as of April 30, 2006, based on a discounted cash flow calculation over the remaining term of each investment, that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of January 31, 2007	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Total investments	$ 100,325	$ 100,325	$ 100,325	$ 100,325	$ 100,325	$ 100,325	$ 100,325

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

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of January 31, 2007 and April 30, 2006 (in thousands). Carrying value approximates fair value.

	January 31, 2007		April 30, 2006
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$ 31,969	4.28%	$ 35,707	3.59%
Short-term investments	99,710	5.25%	100,325	4.67%

Total	$ 131,679	5.01%	$ 136,032	4.39%

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

Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2007. Based on this evaluation, Messrs. Montgomery and Tamblyn concluded that our disclosure controls and procedures were effective to provide a reasonable assurance that the information required to be disclosed by us in our reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that this information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.  In addition, we reviewed our internal control over financial reporting, and there were no changes in our internal control over financial reporting during the quarter ended January 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Beginning on June 14, 2005, several class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased the Company’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning VQA orders and the potential effect on the Company of the merger between Sprint and Nextel. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006.  The defendants moved to dismiss the complaint, and the motion was granted on August 10, 2006, with leave to amend.  A second consolidated amended complaint was filed on September 11, 2006.  The defendants moved to dismiss the complaint and the motion has been fully briefed and under submission to the court since December 2006.  This class action was also discussed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2006 and Quarterly Report on Form 10-Q for our quarter ended July 31, 2006, October 31, 2006.

On August 23, 2006, August 25, 2006, and November 3, 2006, three actions were filed in United States District Court for the Northern District of California (Case Nos. C06-05157, C06-05242, and C06-6877) purportedly as derivative actions on behalf of the Company against certain of the Company’s current and former officers and directors alleging that between 1999 and 2001 certain stock option grants were backdated; that these options were not properly accounted for; and that as a result false and misleading financial statements were filed.  These three actions have been consolidated under case number C06-05157. These derivative actions were also discussed in our Quarterly Report on Form 10-Q for our quarter ended October 31, 2006.  On December 1, 2006, a fourth derivative complaint making similar allegations against many of the same defendants was filed in California Superior Court for the County of Santa Clara (Case No.106-CV-075695).  The Company’s motion to stay the state court action pending the outcome of the federal consolidated actions is currently before the California Superior Court.

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge

Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung.  These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control.  The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant.  The Company will respond to the amended consolidated complaint on or before April 2, 2007.  These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.

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

2. The risk factor “We Face Intense Competition, Which Could Adversely Affect Our Ability To Maintain Or Increase Sales Of Our Products” was revised to update the competitive risks facing our company.

3. The risk factor “We Are Reliant Primarily On Our Voice Quality Business To Generate Revenue Growth And Profitability, Which Could Limit Our Rate Of Future Revenue Growth,” was revised to include a statement that there is no guarantee that we will be successful in selling the Packet Voice Processor in volume into VoIP networks.

4. The risk factor “Our Expenses May Vary From Period To Period,” was revised to include the expense timing risks of (1) the grant of equity awards and completion of amortization of existing equity awards and (2) mergers and acquisitions activity or reductions-in-force

5. The risk factor “If We Do Not Successfully Develop And Introduce New Products, Our Products May Become Obsolete Which Could Cause Our Sales To Decline.” was revised to update the description of the revenues generated from our VQA platform.

6. The risk factor “If We Lose The Services Of Any Of Our Key Management Or Key Technical Personnel, Or Are Unable To Retain Or Attract Additional Technical Personnel, Our Ability To Conduct And Expand Our Business Could Be Impaired,” was revised to include a statement that in the current market, it has become more difficult to recruit technical professionals with the expertise we need, and that these recruiting and retention challenges could hinder our ability to develop and sell our products.

7. The risk factor “Acquisitions And Investments May Adversely Affect Our Business,” was revised to include the financial risk of the assumption of significant liabilities

8. The risk factor “We Currently Are, And In The Future May Be, Subject To Securities Class Action Lawsuits Due To Decreases In Our Stock Price” and “We Currently Are, And In The Future May Be, Subject To Additional Securities Lawsuits” have been updated to describe the current status of the lawsuits.

9. The risk factor “There Is Risk That We Will Not Be Able To Fully Utilize The Deferred Tax Assets Recorded On Our Balance Sheet.” was revised to update the figure for net deferred tax assets.

10. The risk factor “Beginning May 1, 2006, we will be required to record compensation expense for stock options.  As a result, our financial results will be adversely affected.” was deleted, as we have now implemented FAS 123R.

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

3.1(4)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(5)	Bylaws of Ditech Networks, Inc., as amended and restated

4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1	Form of Ditech Networks, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement
10.2	Form of Ditech Networks, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Ditech Networks, Inc.
Date: March 9, 2007	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
2.3(3)

Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson.

3.1(4)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(5)	Bylaws of Ditech Networks, Inc., as amended and restated

4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1	Form of Ditech Networks, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement
10.2	Form of Ditech Networks, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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