Form 10-K
period 2007-04-30
DITECH NETWORKS INC
filed 2007-07-16
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2007

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

825 East Middlefield Road
Mountain View, CA 94043
(650) 623-1300

(Address, Including Zip Code, of Registrant’s Principal Executive Offices and Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	The NASDAQ Stock Market, Inc

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $166,858,667 as of October 31, 2006 based upon the closing price on the Nasdaq Global Market reported for such date. Excludes an aggregate of 11,490,126 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any such person should not be construed to indicate that a determination has been made that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares outstanding of the Registrant’s Common Stock as of July 3, 2007 was 33,200,275 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2007 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

DITECH NETWORKS, INC.

FORM 10-K

Trademarks:

Ditech and the Fern logo are registered trademarks of Ditech Networks. VQA and PeerPoint are trademarks of Ditech Networks. This Annual Report on Form 10-K also includes trademarks of companies other than Ditech.

i

Ditech Networks, Inc.

Part I

Item 1—Business

This Annual Report contains forward-looking statements that relate to future events or future financial performance. In some cases, forward looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “targets”, “predicts”, “intends”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under “Item 1A—Risk Factors” and elsewhere in this Annual Report. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

Where we use the words “Ditech,” “we,” “our” or similar expressions, we are referring to Ditech Networks, Inc. and each of our wholly-owned subsidiaries. Our fiscal year ends on April 30. Consequently, when we refer to a specific fiscal year we are referring to the 12 months ended on April 30 of that year. For example, fiscal 2007 means the 12 months ended April 30, 2007.

General

Ditech Networks, Inc. is a global telecommunications equipment supplier for voice networks. Our solutions enable service providers to deliver consistently clear, secure, end-to-end communications to their customers worldwide. Our voice quality products include echo cancellers, which are used to effectively eliminate echo, a significant problem in existing and emerging voice networks. In the second half of fiscal 2004, we introduced a new line of voice quality products that incorporate both echo cancellation and a new generation of voice quality enhancement technology called Voice Quality Assurance (VQA). VQA addresses various voice quality issues in wireline and wireless networks, including a broader spectrum of echo, background noise and inconsistent voice levels. In the second half of calendar 2006, we introduced the ability to accurately measure and report on audio impairments, a product called Experience Intelligence (EXi). Over the last three fiscal years, voice quality products, which include our echo cancellation and VQA platforms, have comprised substantially all of our revenue. Beginning in the second half of fiscal 2004 and continuing through fiscal 2007, we have been developing a new platform, the Packet Voice Processor, which represents our entry into service providers’ Internet Protocol (IP) networks using Voice over Internet Protocol (VoIP) technology. The Packet Voice Processor incorporates our VQA and EXi technology as well as Packet Quality Assurance (PQA) technology to address voice quality issues specific to packet networks. In addition, we acquired Jasomi Networks, Inc. (Jasomi) in the first quarter of fiscal 2006. Jasomi developed and sold session border controllers that enable VoIP calls to traverse the network address translation (NAT) and protect networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. We market our products domestically through a direct sales force and, to a lesser extent, through distributors. Internationally, we market our products through the combination of a direct sales force, value-added resellers, system integrators and agents.

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

Mobile Voice Quality Market

Market Size and Characteristics

While we supply voice processing products to the wireline network, our primary market is mobile operators. Mobile networks are currently estimated to have over 2.5 billion subscribers worldwide and recent market research reports indicate that this subscriber base is still growing at a significant rate. Global System for Mobile Communications, commonly referred to as GSM, is the predominant technology for mobile communications outside the United States and is growing in popularity domestically. Code-Division Multiple Access, commonly referred to as CDMA, is an alternative mobile technology used primarily in the U.S. and Korea and a number of smaller networks in other parts of the world. Mobile networks are composed of three distinct types of equipment: (1) Radio Access Network (Cellular towers, base station with radio equipment, backhaul equipment and lines to carry traffic back to the switching site and the base station controllers); (2) Mobile Switching Center (MSC) with switching equipment; and (3) Inter MSC network to connect switching sites across the carrier’s geographical coverage area.

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

Our Mobile Voice Quality Solutions

We design, develop, and market stand-alone and system-based voice quality enhancement products for mobile networks throughout the world. Our products feature high-capacity, high-availability hardware systems coupled with a sophisticated array of voice enhancement and monitoring software to enhance the quality of voice communications.

The key technologies that we have developed and use in our voice processing solutions are:

Voice Quality Assurance (VQA) technology.   Our VQA technology integrates voice quality enhancement features with some of the latest voice processor technology to improve the sound quality of voice calls in all telecommunications networks but especially mobile networks. VQA’s general features include noise reduction, acoustic echo cancellation, voice level control, and enhanced listener intelligibility.

Packet Quality Assurance (PQA) technology:   Our PQA technology mitigates the effect of lost packets on packet networks by intelligently replacing lost packets.

Experience Intelligence (EXi) technology:   Our EXi technology provides detailed visibility into voice impairments that enter a network. EXi enables a service provider to better manage their overall quality levels.

The key benefits of our voice processing solutions include:

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

Codec Transcoding:   The ability to run different voice compression schemes (codecs) within a network allows a provider to optimize the quality versus bandwidth tradeoff. We provide an extensive list of codecs that can be used in conjunction with both VQA and EXi on VoIP networks.

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

Remote monitoring and service assurance.   Our real-time monitoring technology, known as Experience Intelligence (EXi), allows remote monitoring of voice quality data in real-time. Service providers can use this technology to identify problems remotely and address them proactively. We are also able to assist our customers on-line during this process. As a result, service providers can improve performance levels and monitor voice quality on a consistent basis.

Our Mobile Voice Quality Products

Our voice quality products are designed to solve voice quality issues, such as echo, background noise and inconsistent voice levels primarily in mobile networks. Our products also serve wireline and satellite networks. Our echo cancellation product family includes a mixture of both single and multi-port, stand-alone echo cancellers and several broadband, system-based products. In fiscal 2004, we consolidated many of our previous generation product lines enabling customers to migrate to newer, lower cost and higher performance platforms. This also enabled us to reduce costs by streamlining on-going development and increasing manufacturing volumes on fewer hardware components. As part of this consolidation process, we announced last-buy periods for our 18T1, 18E1, Quad I T1, Quad I E1, BBEC, OC-3, STM-1, SX-30 and SX-24 echo cancellation systems. We ceased selling these products following last-buy periods ending, depending on the product, between November 2004 and June 2006. In fiscal 2004, we announced the availability of two new voice processing platform families. Unlike our previous products that were designed for echo cancellation only, the new voice processing platforms are designed to support a larger variety of voice processing algorithms, such as the features in VQA and EXi. These products are the Quad Voice Processor (QVP), with four T1 or E1 interfaces, and the Broadband Voice Processor-Flex (BVP-Flex) with high capacity any-to-any interfaces such as DS-3, STS-1, OC-3 and STM-1. Both platforms can be factory configured to support a wide range of digital signal processor, or DSP, computational levels and can be field upgraded to support the purchase of new software features. Over 95% of our revenue over the last three fiscal years has been generated by sales of our mobile voice quality products.

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

•  Three systems per shelf

•  Transmux capability for OC-3/STM1/DS-3/STS1

•  Supports hybrid echo, full VQA features and EXi in a variety of hardware and software configurations

Quad II T1	Single module including four independent T1 echo cancellers supporting North American markets	• Hybrid Echo Cancellation and built-in voice enhancement technology • Cancels 480 T1 lines per rack
Quad II E1	Single module including four independent E1 echo cancellers supporting international markets and North American gateway applications	• Hybrid Echo Cancellation and built-in voice enhancement technology • Cancels 480 E1 lines per rack
Quad Voice Processor
(QVP)—T1	Narrowband Voice Processor with four independent T1 voice processing modules that support both hybrid echo cancellation and the extensive suite of VQA software and EXi software

•  High capability voice enhancement technology with industry leading algorithms for noise reduction, level control, acoustic echo control and noise compensation through enhanced voice intelligibility

•  Processes 480 T1 lines per rack

Quad Voice Processor
(QVP)—E1	Narrowband Voice Processor with four independent E1 voice processing modules that support both hybrid echo cancellation and the extensive suite of VQA software and EXi software

•  High capability voice enhancement technology with industry leading algorithms for noise reduction, level control, acoustic echo control and noise compensation through enhanced voice intelligibility

•  Processes 480 E1 lines per rack

VoIP Market: Border Solutions and Services Market

Market Characteristics

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

Voice compression translation.   As VoIP becomes more widely deployed, carriers will be challenged to support different types of VoIP media streams, including compressed voice, or codec technologies. VoIP carriers, therefore, will seek a means to normalize or translate these codecs before they are transported into the core network.

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

Our VoIP Solutions

We design, develop and market systems that ensure service providers can provide consistently clear, secure, end-to-end VoIP communications to their customers throughout the world. Our products feature high-capacity, high-availability hardware systems coupled with a sophisticated array of voice enhancement and monitoring software to enhance the quality and delivery of voice communications. Our Packet Voice Processor began production shipments in first half of fiscal 2007 and we continue to develop features as we review and clarify customer requirements. PeerPoint, our session border controller product, is currently available.

The key currently or planned to be available benefits of our VoIP solutions include:

Toll-quality voice service.   Our Packet Voice Processor system incorporates our VQA, PQA, EXi, and codec transcoding functionality. The VQA features on the Packet Voice Processor improve voice quality in a call and offer noise reduction, enhanced voice intelligibility, voice level control and acoustic and hybrid echo cancellation capabilities. Our PQA features address quality issues specific to VoIP calls such as packet loss, delay and jitter, and reduce the effects of these impairments to improve call quality and clarity. The following voice quality enhancement features are currently available in the Packet Voice Processor:

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

Lower Border network costs.   Our Packet Voice Processor is purpose-built to support large-scale, high-capacity voice processing at the VoIP network Border. One equipment bay (7 foot) of our Packet Voice Processor, for example, supports up to 48,000 VoIP sessions, depending on feature configuration. Combined with its sophisticated array of voice enhancement and voice monitoring capabilities, deployment of the Packet Voice Processor represents a major capital and operating expense savings for VoIP carriers.

Secure voice service.   The success of any VoIP network depends on being able to make the right connections without having to redefine the infrastructure or compromise security. Our PeerPoint Session Border Controller helps enterprises and carriers connect diverse equipment, traverse firewalls and network boundaries, reduce bandwidth costs, and mitigate some Denial of Service attacks.

Our VoIP Products

Because of the high expectations of their customers, VoIP service providers are working to provide a service level that is as good as, or better than, services offered over traditional circuit-switched networks. Leveraging our VQA technology and new PQA technology, which addresses packet loss and jitter, we believe that our newest product platform, the Packet Voice Processor, addresses these voice quality issues. Our PVP began production shipment in early fiscal 2007.

The success of a voice or video IP network largely depends on being able to make the right connections without having to redefine infrastructure or compromise security. Our PeerPoint Session Border Controller, acquired in the Jasomi business transaction, is aimed at enabling enterprises and carriers to connect diverse equipment, traverse firewalls, operate in environments prone to security breaches, reduce bandwidth costs, and mitigate some Denial of Service attacks.

The following table summarizes our current mobile Voice-over-IP products and currently available features.

Product	Description	Functionality
PeerPoint C100 (Session Border
Controller)

The PeerPoint Session Border Controller enables enterprises and carriers to connect diverse equipment, traverse firewalls, operate in environments prone to security breach, reduce bandwidth costs, and mitigate some Denial of Service attacks, and is targeted at both North American and international network operators

• Session control • Security • NAT/Firewall traversal • Peering
Packet Voice
Processor

The Packet Voice Processor delivers packet voice processing for an IP network, offering a comprehensive set of voice processing features that ensure consistent, clear voice quality while maximizing carrier service offerings. These features include any-to-many codec transcoding for wireline and wireless networks, our VQA software suite, our PQA software suite, and an advanced voice quality monitoring capability. The carrier-grade system offers scalable VoIP processing with Gigabit Ethernet connectivity, targeted at both North American and international network operators

• up to 48,000 VoIP sessions per 7’ rack • Any-to-many codec transcoding • Advanced voice quality enhancement • Sophisticated voice quality monitoring and packet quality assurance

Customers

While we added new customers in fiscal 2007 and continued to do business with major North American long distance companies, the vast majority of our domestic revenue was generated from sales to Verizon Wireless. Verizon Wireless accounted for 64% of our total worldwide revenue in fiscal 2007 compared to 79% in fiscal 2006. Our other customer that accounted for greater than 10% of revenue in fiscal 2007 was Orascom Telecom and its affiliates, which accounted for 14% of our fiscal 2007 revenue. As a result of Nextel’s merger with Sprint, our fiscal 2007 and 2006 revenue from Nextel was nominal compared to 37% of our total worldwide revenue in fiscal 2005. Our next three largest customers accounted collectively for 10% of our total company revenue in fiscal 2007. All of our revenue is from external customers.

We market our products, both domestically and internationally; information by geographic region with respect to revenues from external customers and long-lived assets, is set forth in Note 12 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated by reference here. Historically, the majority of our sales have been to customers in the U.S. These customers accounted for approximately 71%, 87%, and 91%, of our revenue in fiscal 2007, 2006, and 2005, respectively. Virtually all of our long-lived assets are located in the U.S. See “Item 1A—Risk Factors—We May Experience Unforeseen Problems As We Diversify Our International Customer Base, Which Would Impair Our Ability To Grow Our Business” for a discussion of risks associated with both domestic and international operations.

Backlog.   Our backlog for voice processing products was approximately $7.0 million and $18.7 million as of the first business day of June 2007 and 2006, respectively. Our backlog consists of (1) orders confirmed with a purchase order for product from which we expect to recognize revenue within 120 days to customers with approved credit status, (2) shipments classified as deferred revenue, which we expect to recognize as revenue within 120 days, and (3) deferred maintenance revenue, which we expect to recognize within 120 days. A shipment may be classified as deferred revenue for a variety of reasons including, but not limited to, concerns over collectibility or contractual terms when installation is provided. Backlog at June 1, 2007 and 2006 excludes $6.9 million and $6.0 million, respectively, of orders for which shipment dates are undefined or which extend beyond 120 days. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules, we do not believe that our backlog as of any particular date is necessarily predictive of actual net sales for any future period. However, when backlog levels entering a fiscal quarter are low relative to the forecast revenue for that quarter, it places greater reliance on generating new orders during that fiscal quarter to meet our revenue targets.

Research and Development

Our engineers are dedicated to and focused on designing and developing next generation voice processing products for both circuit-switched and VoIP networks. Our research and development expenses for fiscal 2007, 2006, and 2005, were approximately $20.8 million, $17.9 million, and $15.8 million, respectively. The increase in spending in fiscal 2007 was largely due to incremental payroll due to increases in engineering headcount and stock compensation expense associated with the adoption of SFAS 123R in fiscal 2007. Our research and development efforts are driven by market demand and customer feedback. We have created a structured process for undertaking all product development projects. Following an assessment of market demand, our research and development team develops a set of functional product specifications based on input from our product management, sales and post-sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market. As of April 30, 2007, we had 86 employees in Research and Development and we believe that retaining those personnel and recruiting new personnel, as necessary, will be essential to our continued success. See “Item 1A—Risk Factors” below for a discussion of risks related to timely specification and development of products for commercial viability.

Manufacturing

We operate as a “virtual” manufacturing organization by relying on contract manufacturers to assemble our voice processing products. The vast majority of our products are currently manufactured by a single contract manufacturer who manufactures our products based on rolling forecasts provided by us. The rolling forecasts we submit to our contract manufacturers are based on our expectations of customer demand, or in the case of prototypes or lab equipment, internal demand. We generally do not own the products or components until they are shipped to us. In certain circumstances, we may be liable to our contract manufacturers for carrying and obsolete material charges for excess components purchased based on our forecasts. We perform final test, configuration and shipping functions for our voice processing products. Our raw materials are procured from outside suppliers, primarily through our contract manufacturers. Several components used in our products are sole sourced. We closely monitor supplies of parts and supplier lead times in an attempt to mitigate the risk of component availability affecting our ability to deliver product to our customers. In cases where we believe that a particular sole source component is too critical or expensive to replace and we believe that there may be availability issues, we have, and will continue to, buy components in excess of our immediate needs to help mitigate the risk of component shortages in the future. In procuring digital signal processors for our echo cancellation products, we and our contract manufacturers rely on Texas Instruments as our sole supplier, as our software license agreement with Texas Instruments stipulates that we will only use their processors to run the licensed Texas Instruments software. Our future success will depend in significant part on our ability to obtain components on time, at competitive prices, and in sufficient quantities to meet demand. Although we believe that there are currently ample supplies of components, we have experienced part shortages in prior years, which had a direct impact on revenues and results of operations and we may experience shortages again in the future. See “Item 1A—Risk Factors” below for a discussion of risks related to manufacturing our products.

We are ISO 9001:2000 and ISO 14001:2004 certified and we encourage our contract manufacturers and strategic partners to be ISO 9000:2000 registered. As part of our 14001-certified management system and our overall commitment to the environment we have investigated the requirements set forth by the RoHS directive, which restricts the use of certain hazardous substances in electrical and electronic equipment. Based on some independent industry benchmarking, and guidance offered by the UK’s Department of Trade and Industry, we have designed our product, telecommunication network infrastructure equipment, to comply under the lead-in-solder exemption, commonly known as the  “5 of 6” compliant of the RoHS directive. We have also completed our investigation in support of the China RoHS initiative. We expect to be compliant with that initiative by December 1, 2007.  We will continue to monitor the evolution of the EC/95 and related industry activities and will take appropriate compliance action for those products that we sell into EU countries and territories. Effective January 1, 2006, we began shipping Waste Electrical and Electronic Equipment (WEEE) compliant product as referenced in EC/96. We will continue to monitor the evolution of the EC/96 and related industry activities and will take appropriate compliance actions for those products that we sell into EU countries and territories.

Sales and Marketing

We primarily rely on our direct sales force to sell our voice processing products domestically and on a combination of a direct sales force, value-added resellers, distributors and sales agents internationally. We have continued to expand our network of value-added resellers, distributors, and sales agents that sell our products internationally, and continued to enhance our web site marketing. Over the last three fiscal years, we have continued to increase our sales and marketing spending as we have invested in sales and marketing headcount, pre- and post-sales support staff and trade shows. The focus of this increased spending has been to increase our international presence and to promote the introduction of our new VoIP products. See “Item 1A—Risk Factors” below for a discussion of risks related to effectively marketing and selling our products.

Acquisitions and Dispositions

Our strategy is to increase new product development both through internal efforts and, when potential acquisitions provide us with a critical new product and/or a decided time-to-market advantage, through acquisitions.

On June 30, 2005, we acquired Jasomi for $10.4 million in cash plus $7.0 million in non-transferable convertible notes. In the first quarter of fiscal 2007, the first $3.0 million of convertible notes were paid off and the remaining balance of $4.0 million was paid off in the first quarter of fiscal 2008. In addition, in connection with the acquisition we transferred $2.0 million into an escrow account to secure indemnification obligations for breaches of representations and warranties made by Jasomi and certain of its affiliates, and this escrowed amount was also paid to the former stockholders of Jasomi in the first quarter of fiscal 2008. We also assumed all of the Jasomi stock options outstanding on the date of the closing, which converted into options to acquire an aggregate of 191,111 shares of Ditech common stock. In addition, we established a restricted stock plan and issued restricted common stock and restricted stock units to Jasomi employees and employees of a Canadian affiliate of Jasomi in the aggregate amount of 393,212 shares of Ditech common stock. We believe the combination of our Packet Voice Processor and Jasomi’s session border control technology, which enables VoIP calls to traverse the network address translation (NAT) and protects networks from external attacks by admitting only authorized sessions, thus ensuring that reliable VoIP service can be provided to them, will enable us to provide a comprehensive solution to carriers’ border service needs. See also Note 5 of Notes to the Consolidated Financial Statements.

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

•       Incumbent network deployments; and

•       Handset based voice processing.

Although we believe that we currently compete favorably with respect to all of these factors, we may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. We expect that competition will increase in the future.

Our principal competitors for stand-alone echo and voice quality products in circuit-switched networks are NMS Communications Corporation and Tellabs. However, the primary competition in the voice processing market comes from voice switch manufacturers, of which there are several companies competing in this space, the more formidable of which are Nortel, Alcatel-Lucent, Nokia, Ericsson, Siemens-Nokia, Huawei and ZTE. These switch manufacturers do not independently sell echo cancellation products or compete in the open echo cancellation market; however, they integrate echo cancellation functionality within their switch product offerings, either as hardware modules or as software running on chips. A widespread adoption of internal echo cancellation solutions could present a competitive threat to us by eliminating demand for our echo cancellation system products.

Our principal competitors in the VoIP space include Sonus Networks, Nortel, Alcatel-Lucent, Cisco, Siemens-Nokia, Audiocodes, Acme Packet, Juniper (Kagoor), Nextone, many mid-sized companies and other startups that offer session border controller products. Large OEMs that offer media gateway products such as Nortel, Alcatel-Lucent and Cisco are also potential competitors as our packet products are deployed in networks where equipment from these suppliers is already in the network and where we may affect the long-term incremental deployment of their products.

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

Patents and Intellectual Property Rights

Our future success will depend, in part, on our ability to protect our intellectual property. We rely primarily on nondisclosure agreements as well as copyright, trademark, trade secret laws, and other methods to protect our proprietary voice processing technologies and processes. However, where it is applicable and when we deem it appropriate, we have and will file for protection under patent laws. Nevertheless, these measures may not be adequate to safeguard the proprietary technology underlying our voice quality products.

In connection with the sale of our echo cancellation intellectual property to Texas Instruments in April 2002, we secured a long-term license of the echo cancellation software from Texas Instruments. The license had an initial four-year royalty-free period after which, in March 2006, we (1) extended the royalty-free period for certain legacy DSPs purchased from TI through December 31, 2007 primarily to support our remaining warranty obligation for our end-of-life products and (2) negotiated new pricing based on the purchase of DSPs bundled with the echo software for our current products. We are dependent on the license of this technology and continued support from Texas Instruments, as it is the fundamental technology incorporated in our echo cancellation products.

We generally enter into confidentiality agreements with our employees and strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or develop similar technology independently. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the U.S., Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in these countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the U.S. Further, we occasionally incorporate the intellectual property of our customers into our designs, and we have obligations with respect to the non-use and non-disclosure of this intellectual property. However, the steps taken by us to prevent misappropriation or infringement of the intellectual property of our company or our customers may not be successful. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Litigation could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, financial condition and results of operations.

The telecommunications equipment industry is characterized by vigorous protection and pursuit of intellectual property rights. In the future, we may receive notices of claims of infringement of other parties’ proprietary rights. We may not prevail in actions alleging infringement of third-party patents. In addition, in a patent or trade secret action, an injunction could issue against us, requiring that we withdraw certain products from the market or necessitating that certain products offered for sale or under development be redesigned. We have also entered into certain indemnification obligations in favor of our customers and strategic partners that could be triggered upon an allegation or finding of our infringement of other parties’ proprietary rights. Irrespective of the validity or successful assertion of these claims, we would likely incur significant costs and diversion of our resources with respect to the defense of these claims, which could also have a material adverse effect on our business, financial condition and results of operations. To address any potential claims or actions asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. Under these circumstances, a license may not be available on commercially reasonable terms, if at all.

A few industry participants, such as Lucent, Nortel Networks and certain major universities and research laboratories hold substantial inventories of intellectual property. This concentration of intellectual property in the hands of a few major entities also poses certain risks to us in seeking to hire qualified personnel. We have on a few occasions recruited personnel from these entities. These entities or others may claim the misappropriation or infringement of their intellectual property, particularly when and if employees of these entities leave to work for us. We may not be able to avoid litigation in the future, particularly if new employees join us after having worked for a competing company. Litigation could be very expensive to defend, regardless of the merits of the claims, and could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of April 30, 2007, we had 224 employees, 36 of whom were primarily engaged in operations, 86 in research and development, 81 in sales, marketing and technical support and 21 in finance and administration. Our employees are not represented by any collective bargaining agreement, and we have not experienced a work stoppage. We believe our employee relations are good.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 88% of our revenue in fiscal 2007, and 88% and 91% of our revenue in fiscal 2006 and 2005, respectively. Our largest customer accounted for approximately 64% of our revenue in fiscal 2007 and 79% of our revenue in fiscal 2006. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.

Since the beginning of calendar year 2004, North American telecommunication service providers have been involved in a series of merger and acquisition activities and some affected telecommunication service providers are still assessing the network technology and deployment plans. In any merger, product purchases for network deployment may be reviewed, postponed or canceled based on revised plans for technology or network expansion for the merged entity. We believe this is what happened at Nextel when, in December 2004, they announced a plan to merge with Sprint. Consequently, our fiscal 2007 and 2006 revenue from Nextel was nominal compared to 37% of our total worldwide revenue, or $34.9 million, in fiscal 2005.

WE ARE RELIANT PRIMARILY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

We expect that, at least through fiscal 2008, our primary business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, could limit the rate of growth of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for products we sold in fiscal 2007 and 2006, which are deployed in mobile and wireline networks. Although we have begun to distribute our Packet Voice Processor for use in the VoIP market, we have generated only modest levels of revenue in fiscal 2007. We have continued to expand our trial activity around the PVP.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND WE ANTICIPATE THAT THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue significantly declines, as we experienced in the first nine months of fiscal 2006, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price. For example, when we announced in May 2005 that we expected our revenue for the first quarter of fiscal 2006 would be less than half of our revenue in the last quarter of fiscal 2005, our stock price dropped from a closing price of $12.59 just prior to our announcement to a closing price of $7.79 per share on the day following our announcement. More recently, we have experienced delays in customers finalizing contracts and/or issuing purchase orders, which have resulted in revenues slipping out of the quarter in which we had expected to recognize them. This resulted in a revenue shortfall in the second and fourth quarters of fiscal 2007 and in both cases we experienced a 10% - 15% drop in our stock price following the announcement of these revenue shortfalls.

OUR REVENUE MAY VARY FROM PERIOD TO PERIOD, WHICH WOULD SUBSTANTIALLY AFFECT OUR NET INCOME.

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

Sales of our products typically come from our major customers ordering large quantities when they deploy a switching center. Consequently, we may get one or more large orders in one quarter from a customer and then no orders in the next quarter. As a result, our revenue may vary significantly from quarter to quarter, which would substantially impact our net income.

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

In addition, the sales cycle for our products is typically lengthy. Before ordering our products, our customers perform significant technical evaluations, which typically last up to 90 days or more for our base echo cancellation systems and up to 180 days or more for our newer VQA and PVP product offerings. Once an order is placed, delivery times can vary depending on the product ordered and the timing of installations or product acceptance may be delayed by our customers. As a result, revenue forecasted for a specific customer for a particular quarter may be delayed until very late in the quarter or may not even occur in that quarter.  Further, in a fiscal quarter for which we enter the quarter with a small backlog relative to our revenue target, we are at heightened risk for the factors noted above as we are more dependent on the generation of new orders within the quarter to meet the revenue targets. Because of the potential large size of our customers’ orders, this would adversely affect our revenue for the quarter.

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE WHICH COULD CAUSE OUR SALES TO DECLINE.

We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete due to product introductions by competitors, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. Although we believe we will meet our product introduction timetables, there is no guarantee that delays will not occur. For example, we realized our first modest levels of revenue from our new voice quality features, which are offered on our BVP-Flex and Quad Voice Processor (QVP) voice processing hardware platforms, in the fourth quarter of fiscal 2004 and are currently experiencing numerous customer evaluations of these features around the world. These evaluations have typically taken longer than we anticipated. Although we have experienced our first full year of substantial revenue from our VQA products, there is no guarantee that our VQA products will continue to meet the expectations of new potential customers and the timing of our realization of any additional revenues from the VQA platform could be delayed or not materialize at all.

The Packet Voice Processor, which has only experienced modest levels of production shipments to date, provides voice processing functionality to enable the deployment of end-to-end VoIP services. This is the first packet-based product developed by us. The product may not achieve broad market acceptance due to feature or capabilities mis-matches with customer requirements, pricing of the product, or limitations of our sales and marketing organizations to properly interact with customers to communicate the benefits of the product.

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

WE USE PRIMARILY ONE CONTRACT MANUFACTURER TO MANUFACTURE OUR PRODUCTS, AND IF WE LOSE THE SERVICES OF THIS MANUFACTURER THEN WE COULD EXPERIENCE INCREASED MANUFACTURING COSTS AND PRODUCTION DELAYS

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

We depend heavily on key management and technical personnel for the conduct and development of our business and the development of our products. However, there is no guarantee that if we lost the services of one or more of these people for any reason, that it would not adversely affect our ability to conduct and expand our business and to develop new products. We believe that our future success will depend in large part upon our continued ability to attract, retain and motivate highly skilled technical employees. However, we may not be able to do so. For example, our current chief executive officer will be retiring, and we are in the process of searching for a new executive officer. If we are not able to hire a new chief executive officer with the skills and industry experience that we need, our business will suffer.

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

WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS.

Historically, we have sold mostly to customers in North America. We are continuing to execute on our plans to expand our international presence through the establishment of new relationships with established international value-added resellers and distributors. However, we may still be required to hire additional personnel for the overseas market, may invest in markets that ultimately generate little or no revenue, and may incur other unforeseen expenditures related to our international expansion. Despite these efforts, to date our expansion overseas has met with success in only a few markets and there is no guarantee of future success. As we expand our sales focus farther into international markets, we will face new and complex issues that we may not have faced before, such as expanded risk to currency fluctuations, longer payment cycles, manufacturing overseas, political or economic instability, potential adverse tax consequences and broadened import/export controls, which will put additional strain on our management personnel. In the past, the vast majority of our international sales have been denominated in U.S. dollars; however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies.

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

In April 2002, we sold our echo cancellation software technology and future revenue streams from our licenses of acquired technology to Texas Instruments, in return for cash and a long-term license of the echo cancellation software. The license had an initial four-year royalty-free period after which, in March 2006, we (1) extended the royalty-free period through December 31, 2007 for certain legacy DSPs purchased from TI primarily to support our remaining warranty obligation for our end-of-life products and (2) negotiated new pricing based on the purchase of DSPs bundled with the echo software for our current products. Although the licensing agreement has strong guarantees of support for the software used in our products, if Texas Instruments were to breach that agreement in some fashion, and not deliver complete and timely support to us, our success in the echo cancellation systems business could be adversely affected.

IF TEXAS INSTRUMENTS LICENSES ITS ECHO CANCELLATION SOFTWARE TO OTHER ECHO CANCELLATION SYSTEMS COMPANIES, THIS COULD INCREASE THE COMPETITIVE PRESSURES ON OUR ECHO CANCELLATION SYSTEMS BUSINESS.

If Texas Instruments licenses its echo cancellation software that it acquired from us in April 2002 to other echo cancellation systems companies, it could increase the level of competition and adversely affect our success in our echo cancellation systems business.

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

IF WE ARE UNSUCCESSFUL IN MANUFACTURING PRODUCTS THAT COMPLY WITH ENVIRONMENTAL REQUIREMENTS, IT MAY LIMIT OUR ABILITY TO SELL IN REGIONS ADOPTING THESE REQUIREMENTS.

As part of our 14001-certified management system and our overall commitment to the environment we are investigating the requirements set forth by the RoHS directive. Based on some independent industry benchmarking, and guidance offered by the UK’s Department of Trade and Industry, we believe that our product, telecommunication network infrastructure equipment, qualifies for the lead-in-solder exemption of the RoHS Directive. Consequently, we are have obtained what is commonly called “5 of 6” compliance.  We will continue to monitor the evolution of the EC/95 and related industry activities and will take appropriate action for those products that we sell into EU countries and territories. Moreover, we will continue to monitor the evolution of the EC/96 and related industry activities elsewhere in the world and will take appropriate action for those products that we sell into regions adopting new environmental standards. There is no guarantee that we will be successful in complying with these evolving environmental requirements. If we are unsuccessful in complying with these environmental requirements, it would limit our ability to sell into territories adopting new environmental requirements.

OUR ABILITY TO COMPETE SUCCESSFULLY WILL DEPEND, IN PART, ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WE MAY NOT BE ABLE TO PROTECT.

We may rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for any such breach. In addition, we may not be able to effectively protect our intellectual property rights in certain countries. We may, for a variety of reasons, decide not to file for patent, copyright or trademark protection outside of the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights.

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

WE HAVE ANNOUNCED A STOCK REPURCHASE WHICH, IF FULLY COMPLETED, WILL SIGNIFICANTLY DECREASE OUR CASH RESOURCES AND MAY IMPAIR OUR ABILITY TO ACQUIRE OR DEVELOP ADDITIONAL TECHNOLOGIES.

We have announced that we intend to repurchase up to $60 million of our common stock. If we complete this repurchase then we will have significantly less cash resources, which may inhibit our ability to acquire companies or technologies, or develop new technologies, that we believe would be beneficial to our company and our stockholders. Further, if we experience a downturn in our business, we may need to rely on our cash reserves to fund our business during the period of the downturn which, if prolonged and severe, we may not be able to do.

OUR PRODUCTS EMPLOY TECHNOLOGY THAT MAY INFRINGE ON THE PROPRIETARY RIGHTS OF THIRD PARTIES, WHICH MAY EXPOSE US TO LITIGATION.

Although we do not believe that our products infringe the proprietary rights of any third parties, third parties may still assert infringement or invalidity claims (or claims for indemnification resulting from infringement claims) against us. If made, these assertions could materially adversely affect our business, financial condition and results of operations. In addition, irrespective of the validity or the successful assertion of these claims, we could incur significant costs in defending against these claims.

THERE IS RISK THAT WE WILL NOT BE ABLE TO FULLY UTILIZE THE DEFERRED TAX ASSETS RECORDED ON OUR BALANCE SHEET.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” we are required to establish a valuation allowance against our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. At April 30, 2007, we had $45.8 million in net deferred tax assets, which we believe are realizable based on the requirements of SFAS 109. However, because we have had volatile operating results in the past and because there is no guarantee that the amount and timing of our future net profits will be sufficient to fully utilize our deferred tax assets, there is a risk that we will have to record valuation allowances in the future. Moreover, there is a risk that unfavorable audits of, for example, tax credit or NOL carryforwards by government agencies or change of ownership limitations (Section 382) may reduce the value of our deferred tax assets. If any of these events were to occur, our financial results for one or more periods would be adversely affected.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

Our principal offices and facilities are currently located in two leased buildings totaling approximately 61,000 square feet in Mountain View, California. Of the space occupied, approximately 65% is used for manufacturing and research and development and the balance is used for office space for sales and marketing and general and administrative functions. The term of the lease expires on July 31, 2011. We believe that the space under the lease is adequate to meet our needs for the foreseeable future. We additionally have leased office space in Calgary, Canada under an operating lease expiring on January 31, 2011.

Item 3—Legal Proceedings

Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006. The defendants moved to dismiss the complaint, and by order dated August 10, 2006, the court granted the defendants’ motion and dismissed the complaint with leave to amend. Defendants filed their Second Amended Complaint on September 11, 2006. Defendants again moved to dismiss, and by order dated March 22, 2007, the court dismissed the Second Amended Complaint with leave to amend. Plaintiffs filed their Third Amended Complaint on April 23, 2007. On May 14, 2007, Defendant again moved to dismiss. This latest motion has been set for a hearing on August 19, 2007. This matter is at an early stage; no discovery has taken place and no trial date has been set.

On August 23, 2006, August 25, 2006, and November 3, 2006, three actions were filed in United States District Court for the Northern District of California (Case Nos. C06-05157, C06-05242, and C06-6877) purportedly as derivative actions on behalf of Ditech against certain of Ditech’s current and former officers and directors alleging that between 1999 and 2001 certain stock option grants were backdated; that these options were not properly accounted for; and that as a result false and misleading financial statements were filed. These three actions have been consolidated under case number C06-05157. On December 1, 2006, a fourth derivative complaint making similar allegations against many of the same defendants was filed in California Superior Court for the County of Santa Clara (Case No.106-CV-075695). On April 19, 2007, the California Superior Court granted Ditech’s motion to stay the state court action pending the outcome of the federal consolidated actions.

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, Ditech moved to dismiss the amended complaint based on plaintiffs’ failure to make a demand on the board before bringing suit. On the same day, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On June 8, 2007, the Court heard oral argument on both motions. The Court has not yet issued a decision in either motion. These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.

Item 4—Submission of Matters to a Vote of Security Holders

Not Applicable.

Part II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Ditech’s common stock is quoted on the NASDAQ Global Market (formerly the Nasdaq National Market) under the symbol “DITC.” The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$11.44	$7.62	$12.59	$6.35
Second Quarter	$9.35	$7.44	$8.21	$6.12
Third Quarter	$8.95	$6.59	$9.25	$6.17
Fourth Quarter	$8.87	$7.09	$10.80	$8.82

On July 3, 2007 the last reported sale price of our common stock as reported on the NASDAQ Global Market was $8.18 per share.

Holders

According to the records of our transfer agent, there were 112 stockholders of record of Ditech’s common stock at July 3, 2007. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future.

Stock Performance Graph(1)

The following graph shows the total stockholder return of an investment of $100 in cash on April 30, 2002 for (i) our Common Stock; (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Telecommunications Index. All values assume reinvestments of the full amount of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ditech Networks, Inc., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

*                    $100 Invested on 4/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending April 30.

(1)          This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Ditech Networks under the 1933 Act or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6—Selected Financial Data

The consolidated statement of operations data for the fiscal years ended April 30, 2007, 2006 and 2005, and the consolidated balance sheet data as of April 30, 2007 and 2006, have been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended April 30, 2004 and 2003, as adjusted to give effect to the discontinued operations presentation of our optical business, see Note 4 of the Notes to the Consolidated Financial Statements, and the consolidated balance sheet data as of April 30, 2005, 2004, and 2003, have been derived from our consolidated financial statements not included in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto, set forth in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended April 30,
	2007	2006	2005	2004	2003(1)
	(in thousands, except per share data)
					(as restated)
Consolidated Statement of Operations Data:
Revenue	$84,004	$54,905	$94,055	$69,590	$35,088
Cost of goods sold	27,140	16,368	22,184	23,413	13,543
Gross profit	56,864	38,537	71,871	46,177	21,545
Operating expenses:
Sales and marketing	24,496	18,233	16,430	13,168	12,105
Research and development	20,835	17,884	15,826	10,719	9,978
General and administrative	8,534	6,568	7,244	5,308	5,269
Amortization of purchased intangible assets	985	821	—	—	—
In-process research and development	—	700	—	—	—
Restructuring charges	—	—	—	275	—
Total operating expenses	54,850	44,206	39,500	29,470	27,352
Income (loss) from continuing operations	2,014	(5,669)	32,371	16,707	(5,807)
Other income, net	6,689	4,522	2,430	1,294	1,702
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	8,703	(1,147)	34,801	18,001	(4,105)
Provision (benefit) for income taxes	3,385	262	(36,100)	270	—
Income (loss) from continuing operations before cumulative effect of accounting change	5,318	(1,409)	70,901	17,731	(4,105)
Discontinued operations:
Loss from discontinued operations	—	—	—	(2,538)	(34,191)
Income tax provision (benefit) from loss on discontinued operations	—	—	—	—	129
Gain (loss) on disposition	—	887	94	(7,142)	—
Income tax expense (benefit) from gain (loss) on disposition	—	361	(110)	(144)	—
Income (loss) from discontinued operations	—	526	204	(9,536)	(34,320)
Cumulative effect of accounting change	—	—	—	—	(36,837)
Net income (loss)	$5,318	$(883)	$71,105	$8,195	$(75,262)

Per share data
Basic
Income (loss) from continuing operations before cumulative effect of accounting change	$0.16	$(0.04)	$2.12	$0.56	$(0.14)
Discontinued operations	—	0.01	0.01	(0.30)	(1.13)
Cumulative effect of accounting change	—	—	—	—	(1.21)
Net income (loss) per share attributable to common stockholders	$0.16	$(0.03)	$2.13	$0.26	$(2.48)
Diluted
Income (loss) from continuing operations before cumulative effect of accounting change	$0.16	$(0.04)	$2.02	$0.53	$(0.14)
Discontinued operations	—	0.01	0.00	(0.29)	(1.13)
Cumulative effect of accounting change	—	—	—	—	(1.21)
Net income (loss) per share attributable to common stockholders	$0.16	$(0.03)	$2.02	$0.24	$(2.48)
Number of shares used in per share calculations:
Basic	32,579	32,119	33,408	31,734	30,371
Diluted	34,020	32,119	35,140	33,496	30,371

	Years Ended April 30,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$34,074	$35,707	$36,781	$45,610	$69,670
Short-term investments	100,465	100,325	98,853	79,899	24,825
Total assets	226,384	219,313	209,720	150,548	126,441
Total stockholders’ equity	211,945	198,581	197,265	135,400	116,138

(1)          In response to a number of derivative complaints filed against us surrounding our stock option practices, we, with the assistance of outside counsel, conducted an internal review of the circumstances surrounding the stock option grants identified in the derivative complaints as well as certain of our historical stock option practices. The internal review identified administrative items that were non-material errors of approximately $1.0 million in stock-based compensation expense for certain prior periods. The fiscal 2003 financial results reflect the adjustment of $0.1 million to operating expense and $0.1 million to discontinued operations. See Note 2 of Notes to the Consolidated Financial Statements.

The selected financial data for the five years ended April 30, 2007 reflects the following:

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

Following our acquisition of Jasomi, we wrote off $0.7 million of in-process R&D in fiscal 2006 and amortized $1.0 million and $0.8 million of acquired intangible assets in fiscal 2007 and 2006, respectively.

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, we began recognizing stock-based compensation expense based on the fair value of equity instruments granted to employees beginning in fiscal 2007. As a result, fiscal 2007 operating results include stock based compensation charges of $0.4 million, $2.7 million, $2.0 million and $1.1 million in cost of goods sold, sales and marketing, research and development and general and administrative expenses, respectively. See Note 2 of Notes to the Consolidated Financial Statements.

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

Overview

We design, develop and market telecommunications equipment for use in canceling echo and enhancing voice quality in voice calls over wireline, wireless and internet protocol (IP) telecommunications networks. Our products monitor and enhance voice quality and provide security in the delivery of voice services. Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our more recent product introductions have leveraged the processing capacity of our newer hardware platforms to offer not only echo cancellation but also enhanced VQA features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility. Since becoming a public company in June 1999, our financial success has been primarily predicated on the macroeconomic environment of U.S. wireline and, more recently, wireless carriers as well as our success in selling to the larger carriers. Since the beginning of calendar year 2004, large North American telecommunications service providers have engaged in merger and acquisition activity. This activity largely drove our fiscal 2006 revenue decline of 42% as one of our two largest fiscal 2005 U.S. customers was involved in post-merger integration and, consequently, orders from that customer in fiscal 2006 were nominal. Our revenue will continue to be heavily influenced by the buying trends of Verizon Wireless, our largest customer in fiscal 2007 at 64% of our total worldwide revenue. Our revenue also will continue to be primarily generated from sales of our BVP-Flex, which accounted for 59% of our revenue in fiscal 2007. In an attempt to diversify our customer base, beginning in fiscal 2004 and throughout fiscal 2005, we added sales and marketing resources to focus on new large account opportunities in the United States. In the fourth quarter of fiscal 2007, we signed a contract with one of these large domestic carriers and realized our first revenue shipments. In the United States, we believe that our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks will be key factors in adding new customers and driving our revenue growth. Internationally, we have also added sales resources and invested in customer trials. The development of our VQA feature set was targeted at the international GSM market. In fiscal 2006, Orascom Telecom Holding (Orascom) became our largest VQA customer to-date. We were able to add other international customers during fiscal 2007 making fiscal 2007 our most geographically diverse revenue base and continuing our advancement toward our goal of greater customer diversification. We continue to focus on international mobile carriers who might best apply our VQA solution.

We expect additional long-term opportunities for growth will occur in VoIP-based network deployments as there appears to be a growing trend of service providers transitioning from traditional circuit-switched network infrastructure to VoIP. We have therefore directed the majority of our R&D spending, since the beginning of fiscal 2005, towards the development of our Packet Voice Processor, a new platform targeting VoIP-based network deployments. The Packet Voice Processor introduces cost-effective voice format transcoding capabilities and combines our VQA software and newly developed PQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter. To further develop a presence in the VoIP market, we acquired Jasomi in June 2005. Jasomi’s currently available PeerPoint C100 session border controller enables VoIP calls to traverse the NAT and protects networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. We are continuing to work on the integration of the Packet Voice Processor and session border controller technologies to provide a more comprehensive solution to carriers’ border services needs. In fiscal 2007, we have continued to recognize modest revenue from PeerPoint and have sold modest levels of our Packet Voice Processor.

Exit of Optical Business.   In May 2003, we announced a change to our strategic direction. We decided to focus all of our assets in continuing to grow our voice processing business, including our echo cancellation and VQA products, and as a result we decided to sell our optical communications business. In July 2003, we completed the primary step in our planned exit of our optical communications business through the sale of a large portion of the assets of the optical communications business to JDS Uniphase Corporation (“JDSU”). The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (a) approximately $1.4 million was paid to us at closing, (b) $0.2 million to be paid to us one year from the closing (subject to reduction in the event any successful indemnification claims are made against us), and (c) up to an additional $4.9 million to be paid to us, which is comprised of up to $0.9 million based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any. Additionally, JDSU had the right to require us to reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, which right expired as of July 31, 2004. JDSU also had indemnification rights in connection with the performance of certain warranty obligations relating to optical products that were sold by us on or prior to July 16, 2003. In fiscal 2004, we recognized $0.9 million associated with the level of revenue generated by JDSU since the close of the sale. The proceeds were substantially offset by increased loss accruals associated with exiting our international optical operations and an estimated loss provision associated with our indemnification of the realizable value of the inventory purchased by JDSU. The net effect of these items was reported as an incremental net loss on disposition of discontinued operations in fiscal 2004 of $1.1 million in the Consolidated Statement of Operations. In fiscal 2005, income from discontinued operations was due to adjustments needed to reflect actual costs incurred and to recognize a tax benefit due to the release of our valuation reserve. In June 2006, we and JDSU came to a mutual settlement and release whereby JDSU paid us $0.7 million and released us from our warranty obligation. In addition, in June 2006, we completed the closure of our international optical operations. See Note 4 of Notes to the Consolidated Financial Statements.

We have sold or abandoned all of the assets not purchased by JDSU. As a result of exiting the optical business, our Consolidated Statements of Operations reflect the optical business as a discontinued operation for all periods presented. See Note 4 of Notes to the Consolidated Financial Statements.

Acquisition History.   In the last five fiscal years, we have completed one acquisition. In June 2005, we acquired Jasomi, which developed and sold session border controllers that enable VoIP calls to traverse the NAT and protect networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. The integration of our Packet Voice Processor and Jasomi’s session border control technology may enable Ditech to provide a more comprehensive solution to carriers’ border service needs. Consideration for the acquisition included $14.8 million in cash, escrow payments, vested options assumed, acquisition costs, and net liabilities assumed plus $7.0 million in non-transferable convertible notes. The payment of the full $7.0 million principal amount of the convertible notes is contingent on the retention of a specified number of designated employees and is broken into two tranches. The conditions of the first tranche were met in June 2006 at which point $3.0 million was paid and reflected as an adjustment to the purchase price. The second tranche of $4.0 million was paid in July 2007, after the conditions related to that tranche were met. The second tranche is not reflected in the purchase price as of April 30, 2007. We additionally issued shares of Ditech restricted stock to new employees hired as part of the acquisition. See Note 5 of Notes to the Consolidated Financial Statements.

Our Customer Base.   Historically, the majority of our sales have been to customers in the United States. These customers accounted for approximately 71%, 87%, and 91% of our revenue in fiscal 2007, 2006 and 2005, respectively. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of our newer voice processing products, which are targeted at GSM networks, international revenue will begin to become a larger percentage of our overall revenue.

Our revenue historically has come from a small number of customers. Our largest customer accounted for approximately 64% of our total revenue in fiscal 2007. Our five largest customers accounted for approximately 88%, 88%, and 91% of our revenue in fiscal 2007, 2006 and 2005, respectively. Consequently, the loss of any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced in fiscal 2006 as revenue was approximately 58% of our fiscal 2005 revenue primarily due to a lack of orders from one of our two largest fiscal 2005 customers. This caused fiscal 2006 to result in a net loss.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of customers. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of April 30, 2007, we had deferred $6.1 million of revenue. To the extent that we have received cash for some or all of a given deferred revenue transaction, we reported it on the Consolidated Balance Sheet as a deferred revenue liability. However, to the extent that we have not collected cash related to the deferred revenue transaction, we reflect the deferred revenue as a reduction in the corresponding account receivable balance. Of the $6.1 million of revenue deferred as of April 30, 2007, $4.0 million related to deferrals associated primarily with installations and $2.1 million was associated with maintenance contracts. In dealing with smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

Investments—Investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year and auction rate securities, which we are able to liquidate on 28 or 35 day auction cycles, we consider short-term investments. We consider other investment securities with remaining maturities of one year or more as long-term investments. Short-term investments currently consist primarily of corporate bonds and asset backed securities. We have classified our short-term and long-term investments as available-for-sale securities in the accompanying consolidated financial statements. We carry available-for-sale securities at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. We include realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities in other income based on specific identification. We include interest on securities classified as available-for-sale in interest income.

Inventory Valuation—In conjunction with our ongoing analysis of inventory valuation, we are constantly monitoring projected demand on a product by product basis. Based on these projections we evaluate the levels of allowances required both for inventory on hand, as well as inventory on order from our contract manufacturer. Although we believe we have been reasonably successful in identifying allowance requirements in a timely manner, sudden changes in future buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels could result in some larger than anticipated write-downs being recognized, such as the OC-3 write-down recorded in fiscal 2002. For the OC-3 write-down, the complete pull back from the forecasted demand by the primary customer for this product resulted in a $3.5 million write-down of the OC-3 inventory. However, beginning in 2003, the addition of a few large new customers helped to utilize a large portion of the inventory which had been written down and we consequently sold $2.2 million and $0.5 million of written-down OC-3 inventory in fiscal 2004 and 2003, respectively. We sold no additional OC-3 inventory in fiscal 2007, 2006 or 2005. However, we sold $0.3 million, $0.6 million and $0.9 million of other previously written-down inventory in fiscal 2007, 2006 and 2005, respectively. Fiscal 2006 sales of previously written-down inventory had a negligible impact on the fiscal 2006 gross margin as we sold the inventory for approximately its net book value.

Goodwill—Our methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi was based on established valuation techniques in the high-technology communications equipment industry. We measure goodwill as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired, less liabilities assumed. We do not amortize goodwill. The goodwill recorded in the Consolidated Balance Sheet as of April 30, 2007 was $12.6 million.

Impairment of Long-lived Assets—We evaluate the recoverability of our long-lived assets, including goodwill, on an annual basis or more frequently if indicators of potential impairment arise. Following the criteria of SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” and SFAS 142 “Goodwill and Other Intangible Assets”, we view Ditech as having a single operating segment and consequently have evaluated goodwill and purchased intangible assets for impairment based on an evaluation of the fair value of Ditech as a whole. Ditech’s quoted share price from NASDAQ is the basis for measurement of that fair value as Ditech’s market capitalization based on share price best represents the amount at which Ditech could be bought or sold in a current transaction between willing parties. We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. We base measurement of an impairment loss for long-lived assets that we expect to hold and use on the difference between the fair value and carrying value of the asset. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell.

Accounting for Stock-based Compensation—On May 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock, restricted stock units (“RSUs”) and employee stock purchases under our employee stock purchase plan based on estimated fair values. SFAS 123R supersedes the previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R, which provided further guidance related to the application of SFAS 123R for public companies. We have applied the provisions of SAB 107 in conjunction with our adoption of SFAS 123R.

Cost of Warranty—At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer hardware warranties on our products ranging from two to five years and one year software warranties. The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. We base our accrual for the estimated warranty on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures, which would result in a decrease in gross profits. As of April 30, 2007, we had recorded $0.8 million of accruals related to estimated future warranty costs. In general, we have been able to closely estimate the level of warranty exposure on our products, and the level of adjustment required to the reserve has been relatively insignificant, except for the last two fiscal years wherein we have reversed warranty accruals established in prior years due either to a contractual release from our warranty obligation of $0.5 million associated with changes in estimates attributable to exiting our optical business, which was reported as an adjustment to discontinued operations in fiscal 2006, or due to a customer electing not to pursue a recall of a potentially defective component in fiscal 2007, resulting in a $0.4 million reversal. See Note 3 of the Notes to the Consolidated Financial Statements.

Accounting for Income Taxes—We are subject to income taxes in both the United States and certain other foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

During the ordinary course of business, there are certain transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. We establish these reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome of these matters is different than the amounts recorded, these differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as the related net interest.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Currently, we do not have a valuation allowance on any of our deferred tax assets (see the discussion on tax net operating losses and research credit carryforward amounts). In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will establish a valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items such as valuation allowances for bad debts and inventory, for tax and accounting purposes. These temporary differences, in conjunction with net operating loss and tax credit carryforwards, result in deferred tax assets and liabilities. Of our $45.8 million deferred tax assets at April 30, 2007, $27.7 million and $9.9 million, respectively, are associated with net operating loss and tax credit carryforwards. The remaining $8.2 million of deferred tax assets are associated with temporary differences. At least once per quarter, we assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is no longer more likely than not, we establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. On an annual basis, or more frequently if warranted by adverse changes in our business, we review income projections to ensure that our pre-tax income is sufficient to recover our deferred tax assets. We specifically review the timing of our pre-tax income in relation to the expiration of our net operating loss carryforwards and tax credits. On a quarterly basis, we review the expiration dates of our net operating loss carryforwards that we believe to be at near-term risk. In addition, we complete a study on the impact of Section 382 of the Internal Revenue Code on at least a semi-annual basis to determine whether a change in ownership may limit the value of our net operating loss carryforwards. However, as noted in “Item 1A—Risk Factors,” there are risks to our future financial performance and the financial impact of the risks may be difficult to anticipate. Consequently, there is a possibility that we may not meet the minimum level of U.S. pre-tax income to utilize our net operating loss carryforwards such that all or a portion of our deferred tax assets will become impaired. In order to evaluate the sensitivity of possible impairment, we applied a hypothetical 10% decrease to future pre-tax income. This hypothetical decrease would not result in the impairment of our deferred tax assets.

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

Our effective tax rates differ from the statutory rate primarily due to stock-based compensation, research and experimentation tax credits, state taxes, tax impact of foreign operations, and changes in the state tax rate as it relates to certain deferred tax assets specifically for California purposes only. The state tax rate changed with respect to this deferred tax asset as a result of our filing tax returns in additional other states. The effective tax rate was 38.9%, (22.9)%, and (103.6)% for fiscal 2007, 2006, and 2005, respectively. We are not currently under audit by any tax jurisdiction. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Recent Accounting Pronouncements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We will adopt Interpretation 48 in the first quarter of fiscal 2008 and are currently evaluating whether adoption will have a material effect on our overall results of operations or financial position.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FAS 115 (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 159 will have on our results of operations and financial position.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated:

Results of Operations

	Years Ended April 30,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	32.3	29.8	23.6
Gross profit	67.7	70.2	76.4
Operating expenses:
Sales and marketing	29.2	33.2	17.5
Research and development	24.8	32.6	16.8
General and administrative	10.2	11.9	7.7
Amortization of purchased intangible assets	1.2	1.5	—
In-process research and development	—	1.3	—
Total operating expenses	65.4	80.5	42.0
Income (loss) from continuing operations	2.3	(10.3)	34.4
Other income, net	8.0	8.2	2.6
Income (loss) from continuing operations before provision for income taxes	10.3	(2.1)	37.0
Provision (benefit) for income taxes	4.0	0.5	(38.4)
Income (loss) from continuing operations	6.3	(2.6)	75.4
Discontinued operations:
Gain (loss) on disposition	—	1.6	0.1
Income tax expense (benefit) from gain (loss) on disposition	—	0.6	(0.1)
Income (loss) from discontinued operations	—	1.0	0.2
Net income (loss)	6.3%	(1.6)%	75.6%

Discussion of Fiscal Years ended April 30, 2007, 2006, and 2005

Revenue

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2007	2006	2005	2007	2006
	$s in thousands
Revenue	$84,004	$54,905	$94,055	$29,099	$(39,150)
% Change				53.0%	(41.6)%

The increase in revenue in fiscal 2007 compared to fiscal 2006 was driven, in part, by increased shipments to our domestic wireless customers, primarily Verizon, as they continued to expand and update their networks. However, the largest impact on our year-over-year revenue growth was the growth in our international revenues. International revenues grew by approximately $17.2 million, largely driven by new customers in the Middle East and Latin America regions. The decrease in revenue in fiscal 2006 compared to fiscal 2005 was primarily due to a lack of orders from Nextel, our second largest fiscal 2005 customer, and to a level of shipments to our largest fiscal 2005 customer, Verizon, more consistent with historical shipments to them. In December 2004, Nextel announced a plan to merge with Sprint. As a result of any merger, product purchases for network deployment may be reviewed, postponed or canceled based on revised plans for technology or network expansion for the merged entity. We believe this is what has happened at Nextel and, consequently, our fiscal 2006 revenue from Nextel was nominal compared to 37% of our total worldwide revenue, or $34.9 million, in fiscal 2005.

In fiscal 2007, our largest customer, Verizon, a domestic wireless carrier, accounted for 64% of our total worldwide revenue, as compared to 79% in fiscal 2006 and 49% in 2005. Our second largest customer in fiscal 2007 and 2006 was Orascom Telecom, an international carrier that accounted for 14% and 3% of worldwide revenue, respectively. Nextel, our second largest customer in 2005, accounted for 37% of worldwide revenue.

In fiscal 2007 and 2006, sales of our Broadband Voice Processor Flex (BVP-Flex) accounted for 59% and 81% of our revenue, respectively. Because the BVP-Flex provides increased flexibility and easier installation, it has been critical in helping us to acquire and retain our key domestic strategic customers, most prominently Verizon. In fiscal 2004, we introduced our VQA product, which includes our new voice quality features and is primarily targeted at the international GSM market. Although we expected the sales of VQA products to be higher in the fiscal 2006 and 2005 based on the number of customer trials in which we were engaged, we did not realize significant growth in revenue from this product until very late in fiscal 2006 and throughout fiscal 2007. During fiscal 2007, sales of our VQA product accounted for approximately 20% of our worldwide revenue. While the revenue has been slow to materialize, we continue to believe that VQA presents material revenue opportunities, and we will therefore continue to invest in our international infrastructure and in customer trials.

Following the success of our BVP-Flex, revenue over the three fiscal years has been generated largely from domestic sales, which represented 71%, 87%, and 91% of our fiscal 2007, 2006 and 2005 revenue, respectively. As noted in the preceding paragraph, our international growth has primarily been dependent on our success in selling VQA. Although fiscal 2007 represents our most successful year of selling to international markets, we expect that in the coming year the international portion of our business will continue to grow as a percentage of overall sales as we realize more sales of our VQA applications. However, we expect that our domestic customers will continue to represent the majority of our revenue for the foreseeable future.

Revenue levels for fiscal 2008 will be dependent on our success in adding new customers domestically and internationally, the network technology and deployment plans of the North American telecommunication service providers and the market acceptance of our Packet Voice Processor. See “Item 1A-Risk Factors” for discussions of risks related to customer concentration and other factors, which could impact the timing and level of revenue.

See our cautionary language in the first paragraph of “Item 1. Business” regarding forward-looking statements such as the statements made in the prior paragraphs about our expectations regarding our future revenue, as well as statements regarding our expectations in each of the categories below.

Cost of Goods Sold

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2007	2006	2005	2007	2006
	$s in thousands
Cost of Goods Sold	$27,140	$16,368	$22,184	$10,772	$(5,816)
% Change				65.8%	(26.2)%

Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The increase in cost of goods sold in fiscal 2007 as compared to fiscal 2006 was largely due to the increase in business volume. However, cost of goods sold did not increase in direct proportion with the increase in revenue due to: (1) the inclusion of $0.4 million of costs associated with stock compensation charges pursuant to SFAS 123R in fiscal 2007, and (2) the customer/product mix which was more heavily weighted to lower margin international customers and products, as well as the other factors discussed in the discussion of gross margin below.

The decrease in cost of goods sold in fiscal 2006 was primarily driven by the decrease in business volume as compared to fiscal 2005. However, cost of goods sold did not decrease in direct proportion to the decrease in sales due to (1) the higher standard cost of the Flex 400 sales in fiscal 2006 relative to the standard cost of BVP-Flex sales in fiscal 2005 and (2) higher service costs due to installations at our largest customer and one of our new international customers. The Flex 400 combines echo cancellation technology with elements of our VQA suite of voice enhancement software to provide quality enhancement. Our inventory provisions recorded were $0.3 million, $0.2 million, and $1.0 million for fiscal 2007, 2006, and 2005, respectively. Our analysis of gross profit below discusses the other factors driving changes in cost of goods sold.

Gross Margin

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2007	2006	2005	2007	2006
	$s in thousands
Gross Profit	$56,864	$38,537	$71,871	$18,327	$(33,334)
Gross Margin %	67.7%	70.2%	76.4%	(2.5) pts	(6.2) pts

As discussed above, the primary reasons for the 2.5 percentage point decline in gross margin in fiscal 2007 from fiscal 2006 were the inclusion of approximately $0.4 million of stock compensation, due to adoption of SFAS 123R in fiscal 2007, and the customer/product mix, which was heavily impacted by an increased percentage of our revenues being derived from lower margin international markets. Partially offsetting the negative impacts of the international revenue mix was an increase, albeit still a relatively minor percentage of our overall revenue, in higher margin maintenance revenue. Also impacting gross margin unfavorably was an increase in the level of installation service spending to support both our international and domestic customer growth. Partially offsetting these net negative factors on gross margin was the cessation of amortization of the technology asset established upon the sale of our core echo cancellation technology in fiscal 2002. This resulted in a gross profit improvement of approximately $0.7 million in fiscal 2007.  Fiscal 2007 gross margin also benefited from the sale of approximately $0.3 million of previously written-down inventory and the reversal of approximately $0.4 million of warranty reserves due to the favorable resolution of a potential recall of a defective component in one of our older products with a past customer.

The primary reasons for the 6.2 percentage point decrease in gross margin in fiscal 2006 from fiscal 2005 were (1) the unfavorable customer and product mix, which included the impact of the higher standard cost of the Flex 400 sales relative to the standard cost of BVP-Flex and lower margin fiscal 2006 international sales, and (2) higher service costs due to installations at our largest customer and one of our new international customers. Those unfavorable changes were partially offset by a combination of higher overhead utilization and lower manufacturing costs, lower standard product costs relative to fiscal 2005 and improved warranty and inventory obsolescence experience. In fiscal 2006, we sold $0.6 million of previously written-down inventory at approximately net book value.

We expect gross margins in the fiscal 2008 to be approximate those experienced in fiscal 2007 based on forecasted product and customer mix and the impact of continued compensation charges due to recording stock compensation expense pursuant to SFAS 123R. Over the next several quarters, if we are successful in international deployment, we expect to experience continued pricing pressures as we expand the distribution of our products through value-added resellers and distributors.

Sales and Marketing

				Increase/(Decrease)
	Years ended April 30,			from Prior Year
	2007	2006	2005	2007	2006
	$s in thousands
Sales and Marketing Expense	$24,496	$18,233	$16,430	$6,263	$1,803
% of Revenue	29.2%	33.2%	17.5%	(4.0) pts	15.7 pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Salary and related expenses increased $2.3 million in fiscal 2007 compared to fiscal 2006 primarily due to incremental hiring of domestic personnel and marketing personnel to support introduction of our VoIP product offerings, and pre- and post-sales engineers to support a greater level of installation activity and our VoIP products. Fiscal 2007 salary and related costs included stock-based compensation associated with adoption of SFAS 123R, which contributed an additional $2.5 million of the increase in spending in fiscal 2007. The other key increases were attributable to: (1) a $0.7 million increase in agent fees associated with international sales growth; (2) a $0.4 million increase in travel costs related to increased customer contacts related to international expansion and expansion of our PVP trials; and (3) a $0.4 million increase in amortization of field demonstration and evaluation systems associated with the protracted nature of customer evaluations of our VQA and VoIP products.

Salary and related expenses increased $2.1 million in fiscal 2006 compared to fiscal 2005 primarily due to employees acquired from Jasomi, incremental hiring of international salespersons, hiring pre- and post-sales engineers to support a greater level of installation activity and the introduction of the Packet Voice Processor, and the hiring of a new sales vice president. Salary and related costs included the incremental salaries and stock-based and convertible debenture amortization associated with the Jasomi acquisition discussed in more detail in “Acquisition-Related Compensation Expense” below. We incurred incremental costs of approximately $0.5 million for participation in trade shows primarily showcasing our Packet Voice Processor applications. Travel and related costs increased $0.4 million over the prior year due to support required for international product evaluations of our VQA applications. Third party installation expense increased $0.3 million compared to fiscal 2005 to support the great level of installation activity. Those increases were partially offset by an increase in absorption of service expenses to cost of sales of $0.9 million due to installation support requirements at our largest customer.

We expect that our sales and marketing expenses in fiscal 2008 will be relatively consistent with the level experienced in fiscal 2007 due to anticipated stability in the level of staffing across the sales, marketing and service organizations and a more targeted marketing program, the savings from which should substantially offset increased variable compensation and agent fees tied to anticipated increases in sales levels.

Research and Development

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2007	2006	2005	2007	2006
	$s in thousands
Research and Development Expense	$20,835	$17,884	$15,826	$2,951	$2,058
% of Revenue	24.8%	32.6%	16.8%	(7.8) pts	15.8 pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The increase in spending in fiscal 2007 was largely driven by salary and related costs which increased $1.7 million due to increases in headcount in the engineering area and merit increases and $1.3 million associated with stock compensation charges attributable to the adoption of SFAS 123R in fiscal 2007. In addition to these increases, we experienced increases in outside service costs to supplement headcount demands and increased deprecation expense associated with increase lab equipment to support new product design and test and increased headcount levels totaling $0.6 million. The latter increases were substantially offset by a reduction in spending on consumable materials due to the later stage of development of our products in fiscal 2007 as compared to fiscal 2006.

Salary and related costs increased $2.1 million in fiscal 2006 compared to fiscal 2005. The increase in spending was primarily associated with engineers hired as part of our acquisition of Jasomi and our research and development efforts for our new packet-based voice products. Salary and related costs included the incremental salaries and stock-based and convertible debenture amortization associated with the Jasomi acquisition discussed in more detail in “Acquisition-Related Compensation Expense” below. Depreciation, information technology related costs and maintenance on software and equipment used by the engineering departments accounted for an aggregate increase of $1.1 million in fiscal 2006 due, in large part, to the increased demands from the larger engineering workforce needed to support our existing voice products, as well as our move into packet-based voice products which required purchases of lab equipment. Travel related expense increased $0.3 million for the year due to increased support of field trials and travel between our Canada location and our California headquarters. Those increases were partially offset by decreases of $1.2 million in outside service expense. That expense declined based on our stage in Packet Voice Processor development and our hiring of additional regular employees to complete the work. Additionally, facilities expense allocated to research and development declined $0.3 million due to the renegotiation of our headquarters lease.

We expect modest increases in our research and development spending in fiscal 2008 as we develop variations of our PVP product for use in emerging wireless networks, which will result in increases in headcount, outside services and consumed materials.

General and Administrative

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2007	2006	2005	2007	2006
	$s in thousands
General and Administrative Expense	$8,534	$6,568	$7,244	$1,966	$(676)
% of Revenue	10.2%	11.9%	7.7%	(1.7) pts	4.2 pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. The increase in fiscal 2007 spending is largely due to the adoption of SFAS 123R, which resulted in $1.1 million of stock compensation. The increase was also impacted by other salary related costs, which increased due to increased headcount and annual merit increases totaling approximately $0.5 million and a $0.3 million increase in professional fees attributable to the various legal matters that we are currently addressing.

The decrease in fiscal 2006 spending over fiscal 2005 spending is largely due to fiscal 2006 outside services for consulting and audit costs related to Sarbanes-Oxley compliance and taxes declining $1.1 million compared to fiscal 2005, primarily because the workload was significantly less in the second year of Sarbanes-Oxley compliance. Those reductions were offset by the cost of legal work related to the class action lawsuits, which resulted in an increase of $0.4 million compared to fiscal 2005.

We expect a slight increase in general and administrative expenses in fiscal 2008 due to planned increases in base pay and variable compensation and professional fees.

Acquisition-Related Compensation Expense

In fiscal 2006, we recorded compensation expense related to the vesting of assumed stock options and the restricted stock grants made in connection with the June 30, 2006 acquisition of Jasomi. Deferred stock-based compensation represents the intrinsic value of the unvested portion of options assumed and restricted shares granted to Jasomi employees and is amortized to research and development expense and sales and marketing expense over the corresponding vesting periods. See Note 5 of Notes to the Consolidated Financial Statements.

Stock-based compensation charges included in operating expenses were as follows:

Year ended April 30, 2006
Sales and marketing	$256
Research and development	619
Total	$875

In fiscal 2007, we adopted SFAS 123R, which replaced the above compensation charges associated with our acquisition of Jasomi and also introduced compensation charges for all equity-based employee programs. Compensation charges related to the Jasomi acquisition are now embedded in the stock compensation charges reported in the sales and marketing and research and development lines, discussed below.

In fiscal 2007 and 2006, we recorded compensation expense related to the portion of convertible debentures issued to employee-stockholders. We are amortizing the compensation expense to research and development expense and sales and marketing expense over the lives of the convertible debentures. See Note 5 of Notes to the Consolidated Financial Statements.

Convertible debenture amortization included in operating expenses was as follows:

	Years ended April 30
	2007	2006
Sales and marketing	$339	$563
Research and development	25	41
Total	$364	$604

Amortization of purchased intangible assets

For the years ended April 30, 2007 and 2006, we recorded amortization of purchased intangible assets related to the Jasomi acquisition. We are amortizing purchased intangible assets to operating expense over their estimated useful life which ranges from four to five years. See Note 6 of Notes to the Consolidated Financial Statements.

	Years ended April 30
	2007	2006
Amortization of purchased intangible assets	$985	$821
% of revenue	1.2%	1.5%

In-process research and development

Year ended April 30, 2006
In-process research and development	$700
% of revenue	1.3%

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

We based the percentage of completion of in-process projects on an averaging of (1) expenses incurred to-date compared to the total estimated development costs for each project, (2) time incurred to-date and remaining time to complete each project and (3) milestone-based percent complete estimates. The in-process projects pertained to general enhancements to PeerPoint software, combining of NAT and Peering capability, increasing throughput capability, enhancing the interface and developing a Denial of Service module. The average percentage complete for the in-process projects was 56% as of the date of the acquisition. At the time of the acquisition, we estimated that these development efforts would be completed in nine months at an estimated cost of approximately $0.7 million. As of April 30, 2007, the remaining estimated cost to complete the project is approximately $0.4 million, primarily due to other projects taking higher priority in fiscal 2007 resulting in most of the development related to the last element of the in-process projects slipping into fiscal 2008.

The 30% cost of capital used to discount estimated cash flows reflects the estimated time to complete the projects and the level of risk involved.

Other Income, Net

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2007	2006	2005	2007	2006
	$s in thousands
Other Income, Net	$6,689	$4,522	$2,430	$2,167	$2,092
% of Revenue	8.0%	8.2%	2.6%	(0.2) pts	5.6 pts

Other income, net consists of interest income on our invested cash and cash equivalent and investment balances, offset by a nominal amount of foreign exchange losses. The increase in other income, net in fiscal 2007 compared to 2006 was primarily attributable to higher interest income, due to a significant improvement in the return on our invested cash and larger average invested balances in fiscal 2007. The increase in fiscal 2006 compared to 2005 was also primarily attributable to higher interest income, due to our larger invested cash balance and an improvement in the return on our invested cash as interest rates began to increase.

Our fiscal 2008 interest income will be dependent on our cash balances and the movement of U.S. interest rates.

Income Taxes, Continuing Operations

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2007	2006	2005	2007	2006
	$s in thousands
Income Taxes, Continuing Operations	$3,385	$262	$(36,100)	$3,123	$36,362
% of Revenue	4.0%	0.5%	(38.4)%	3.5 pts	38.9 pts

Income taxes consist of federal, state and foreign income taxes. The tax provision for fiscal 2007 resulted in an effective tax rate of 39%. The effective tax rate differs from the statutory rate primarily due to stock-based compensation expense, research and experimentation tax credits, state taxes, tax impact of foreign operations and changes in the state tax rate as it relates to certain deferred tax assets specifically for California purposes only.

The tax provision (benefit) for fiscal 2006 resulted in an effective tax rate of (23%). The effective tax rate for the year was adversely affected by non-deductible Jasomi acquisition-related charges, including our inability to deduct for tax purposes (1) in-process R&D related to the acquisition of Jasomi and (2) convertible debenture amortization, and the correction of a $1.1 million error in the balance of a deferred tax asset related to a California R&D tax credit. The error originated in the second quarter of fiscal 2005 at the time we released our valuation allowance on deferred tax assets and was corrected in the fourth quarter of fiscal 2006. After conducting a thorough analytical review on materiality, which was brought to the attention of and discussed with the audit committee, management believes that these amounts are not material to previously reported financial statements. Those items were partially offset by the reversal of $1.2 million of reserves on deferred tax assets primarily associated with a California R&D tax credit position under audit by California’s Franchise Tax Board. In April 2006, we reached an agreement with the Franchise Tax Board regarding our tax credit positions and consequently revised associated reserves.

The benefit in fiscal 2005 includes the reversal of our valuation allowance against all of our deferred tax assets. In fiscal 2005, we concluded that it was more likely than not that we would realize the benefit related to our deferred tax assets. Accordingly, we reduced the valuation allowance against the assets and recorded a tax benefit to continuing operations of $36.7 million. The recognition of the deferred tax assets had no impact on our fiscal 2005 cash flows. Partially offsetting the tax benefit recorded was income tax expense associated with income earned by our foreign subsidiaries and state and federal alternative minimum tax totaling $0.6 million in fiscal 2005.

We expect the effective tax rate to be at a more normalized rate of approximately 40% in fiscal 2008.

Income (Loss) from Discontinued Operations

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2007	2006	2005	2007	2006
	$s in thousands
Gain (loss) on disposition	$—	$887	$94	$(887)	$793
Income tax expense (benefit) from gain (loss) on disposition	—	361	(110)	(361)	(471)
Income (loss) from discontinued operations	$—	$526	$204	$(526)	$322
% of Revenue	—%	1.0%	0.2%	(1.0) pts	0.8 pts

In June 2006, we came to a mutual settlement and release with JDSU whereby JDSU paid us $0.7 million. We had recorded receivables of $0.5 million such that the net financial gain from the settlement was $0.2 million. As part of the settlement, JDSU additionally released us from our warranty obligation, which resulted in the release of $0.5 million of our warranty liability. In addition, in June 2006, we completed the closure of our international optical operations and, as a result, reversed our remaining $0.2 million of reserves related to the closure. Net of $0.4 million of tax expense, the transactions resulted in a $0.5 million gain from disposal of our discontinued operations. In fiscal 2006, we completed the wind up of our optical operations, resulting in no financial impact from discontinued operations in fiscal 2007. See Note 4 of Notes to the Consolidated Financial Statements.

The $0.1 million gain on disposition in fiscal 2005 was due to adjustments needed to reflect actual costs incurred. The loss on disposition in fiscal 2004 reflects the aggregate loss of $6.9 million realized in the first quarter of fiscal 2004 upon the sale of the optical technology, inventory and certain fixed assets to JDSU, along with other exit costs associated with abandoning that portion of the optical business not acquired by JDSU. Subsequent adjustments to the loss resulted in an incremental loss of approximately $0.1 million and were included in the total loss from disposal of our discontinued optical operations of $7.0 million for fiscal 2004 in the Consolidated Statement of Operations. As all operations related to our optical business ceased in fiscal 2004, we did not have further losses from this discontinued operation in fiscal 2005, 2006 or 2007.

Liquidity and Capital Resources

As of April 30, 2007, we had cash and cash equivalents of $34.0 million as compared to $35.7 million at April 30, 2006 and $36.8 million as of April 30, 2005. Additionally, we had $100.4 million of short-term investments as of April 30, 2007 compared to $100.3 million of short-term investments as of April 30, 2006 and $98.9 million as of April 30, 2005.

We have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

Cash flows from Operating Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2007	2006	2005	2007	2006
	$s in thousands
Cash Flow from Operating Activities	$2,475	$14,485	$33,136	$(12,010)	$(18,651)

Our cash flow from operations generally follows our profitability trend of $5.3 million, ($0.9) million, and $71.1 million (inclusive of a $36.1 non-cash tax benefit from the release of a valuation allowance on our deferred tax assets) for fiscal 2007, 2006 and 2005, respectively. The difference in cash flow from operations in fiscal 2007 and profitability is largely due to the growth in inventory in the fourth quarter of fiscal 2007 due to lower than anticipated revenue levels in the quarter. The improved cash flow from operations in fiscal 2006 as compared to profitability was due to a combination of reducing accounts receivable due to improved collections and more linear sales patterns in fiscal 2006 and increasing deferred revenue due to several shipments near the end of the year which required deferral treatment, which resulted in $15.2 million of operating cash flow.

We expect to see positive cash flows from operations in the coming year based on projected revenue growth. We expect, however, increases in accounts receivable as we sell more product internationally, as international customers typically have longer payment terms, and increases in operating expenses partially offset by a reduction of inventory that grew in the fourth quarter of fiscal 2007.

Cash flows from Investing Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2007	2006	2005	2007	2006
	$s in thousands
Cash Flow from Investing Activities	$(5,973)	$(16,760)	$(17,088)	$10,787	$328

The change in cash flows from investing activities is due to three key events. First, in fiscal 2004, we changed our investing strategy to include short-term and long-term investments designed to improve our overall return on invested funds, which accounted for the majority of the cash used in 2005, but had little impact in fiscal 2006 and 2007 as we had limited proceeds from operating and financing activities to invest in short-term securities. Second, we used $2.7 million of cash in fiscal 2007 and $12.6 million of cash in fiscal 2006 related to the acquisition of Jasomi (See Note 5 of Notes to the Consolidated Financial Statements). In fiscal 2005, we collected proceeds from the sale of our optical business and other minor sales of optical equipment of only $0.5 million and in fiscal 2007 and 2006 we had no proceeds from the optical business.

We plan to continue to invest in capital assets related to new product features and to support our efforts to sell our VoIP products. In the first quarter of fiscal 2008, $4.0 million of the convertible debentures mature and were paid in cash upon surrender of the notes.

Cash flows from Financing Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2007	2006	2005	2007	2006
	$s in thousands
Cash Flow from Financing Activities	$1,865	$1,201	$(24,877)	$664	$26,078

The limited cash flow from financing activities in fiscal 2007 and 2006 was due to the limited level of option activity during those years largely due to a large portion of the options being out-of-the-money or only marginally in-the-money due to the decline in our stock price. The cash flow used in financing activities in fiscal 2005 was largely due to the repurchase of shares of common stock, as discussed below, partially offset by funds received from stock option exercises. We repurchased no common stock in fiscal 2007 or 2006. Stock option activity in the first half of fiscal 2005 was particularly high following the trend in our stock price over that same period.

Stock Repurchase Programs

In December 2004, our Board of Directors authorized the repurchase of up to $35 million of common stock under a stock repurchase program. During fiscal 2005, we repurchased and retired 2,516,660 shares of our common stock at an average price of $13.91 per share for an aggregate purchase price of $35 million. Consequently, we are not authorized to repurchase additional shares under the stock repurchase program approved in December of 2004.

The aggregate purchase price of the shares of our common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we allocated the purchase price of the repurchased shares as a reduction to retained earnings, common stock and additional paid-in capital.

On June 13, 2007, our Board of Directors authorized the repurchase of up to $60 million of common stock under a stock repurchase program. We do not expect to begin repurchasing any stock until at least the second quarter of fiscal 2008.

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

Our contractual commitments, by year in which they become due, are as follows:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years
Operating leases	$4,815	$1,091	$2,275	$1,449	$—
Purchase commitments	11,331	11,331	—	—	—
Convertible notes	4,400	4,400	—	—	—
Total	$20,546	$16,822	$2,275	$1,449	$—

Jasomi acquisition consideration included $7.0 million in non-transferable convertible notes, divided into two tranches with principal amounts of $3.0 million and $4.0 million, respectively. The $3.0 million of notes plus interest accrued at 5% was paid in the first quarter of fiscal 2007. The $4.0 million of notes mature on June 30, 2007, as no holder elected to extend or convert the notes. We have not made any indemnification claims, nor have a sufficient number of designated employees left our employment, to cause a reduction in the principal amounts of the notes, and so the full $4.0 million of the second tranche of notes, plus interest accrued at 5%, were paid in cash during the first quarter of fiscal 2008 upon surrender of the notes.

We believe that we will be able to satisfy our cash requirements for at least the next two years from our existing cash and short-term investments. We currently expect to renew our $2 million line of credit, which expires in July 2007. The ability to fund our operations beyond the next two fiscal years will be dependent on the overall demand of telecommunications providers for new capital equipment. Should our customers significantly reduce their purchases of our products compared to current levels of purchases, we could need to find additional sources of cash during fiscal 2009 or be forced to reduce our spending levels to protect our cash reserves.

Off-Balance Sheet Arrangements

As of April 30, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term investment portfolios. Our cash, cash equivalents, and short-term investments are primarily maintained at four major financial institutions in the United States. As of April 30, 2007 and 2006, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempt to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities, which management is able to liquidate on 28 or 35 day auction cycles, are considered short-term investments. Short-term investments consist primarily of corporate bonds and asset backed securities. Short-term investments are maintained at three major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Consolidated Balance Sheets at fair value. If we sell our short-term investments prior to their maturity, we may incur a charge to operations in the period the sale took place. In fiscal 2007, 2006 and 2005, we realized no gains or losses on our short-term investments.

The following table presents the hypothetical changes in fair values of our investments as of April 30, 2007, based on a discounted cash flow calculation over the remaining term of each investment, that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	April 30, 2007	50 BPS	100 BPS	150 BPS
	$s in thousands
Total investments	$100,465	$100,465	$100,465	$100,465	$100,465	$100,465	$100,465

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

These instruments are not leveraged. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over the remaining life of the investments, which shifts are representative of the historical movements in the Federal Funds Rate. 100 BPS equals 1%.

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of April 30, 2007 and 2006 (in thousands). Carrying value approximates fair value.

	April 30, 2007		April 30, 2006
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$34,074	4.19%	$35,707	3.59%
Short-term investments	100,465	5.25%	100,325	4.67%
Long-term investments	—		—	—
Total	$134,539	4.98%	$136,032	4.39%

In fiscal 2007, our return on our cash and cash equivalents ranged from 1.0% to 5.1% and our average return for the year was 4.2% while our return on short-term investments ranged from 5.2% to 5.3% and our average return for the year was 5.3%.

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

We have completed integrated audits of Ditech Networks, Inc.’s consolidated financial statements and of its internal control over financial reporting as of April 30, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Ditech Networks, Inc. and its subsidiaries at April 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its accumulated deficit balance and additional paid-in-capital balance as of April 30, 2004.

Also as discussed in Note 2 to the consolidated financial statements, effective May 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 30, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
San Jose, California
July 16, 2007

DITECH NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	April 30,
	2007	2006
		as restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$34,074	$35,707
Short-term investments	100,465	100,325
Accounts receivable, net of allowance for doubtful accounts of $373 and $306 at April 30, 2007 and 2006, respectively	10,324	5,276
Inventories	13,353	8,318
Deferred income taxes	5,936	2,923
Other current assets	1,262	2,664
Total current assets	165,414	155,213
Property and equipment, net	5,781	4,740
Goodwill	12,637	9,913
Purchased intangibles, net	2,394	3,379
Deferred income taxes	39,892	45,852
Other assets	266	216
Total assets	226,384	219,313
LIABILITIES
Current liabilities:
Accounts payable	$2,659	$1,576
Accrued expenses	7,148	7,090
Deferred revenue	3,424	10,951
Income taxes payable	803	471
Total current liabilities	14,034	20,088
Long term accrued expenses	405	644
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value: 5,000 shares authorized and none issued and outstanding at April 30, 2007 and 2006	—	—
Common stock, $0.001 par value: 200,000 shares authorized and 33,044 and 32,375 shares issued and outstanding at April 30, 2007 and 2006, respectively	32	32
Additional paid-in capital	298,279	292,373
Accumulated deficit	(86,366)	(91,684)
Deferred stock-based compensation	—	(2,137)
Other comprehensive loss	—	(3)
Total stockholders’ equity	211,945	198,581
Total liabilities and stockholders’ equity	$226,384	$219,313

(1)          See Note 2 of Notes to the Consolidated Financial Statements for adjustments to stockholders’ equity.

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended April 30,
	2007	2006	2005
Revenue	$84,004	$54,905	$94,055
Cost of goods sold(1)	27,140	16,368	22,184
Gross profit	56,864	38,537	71,871
Operating expenses:
Sales and marketing(1)	24,496	18,233	16,430
Research and development(1)	20,835	17,884	15,826
General and administrative(1)	8,534	6,568	7,244
Amortization of purchased intangible assets	985	821	—
In-process research and development	—	700	—
Total operating expenses	54,850	44,206	39,500
Income (loss) from continuing operations	2,014	(5,669)	32,371
Other income (expense):
Interest income	6,707	4,551	2,446
Other income (expense), net	(18)	(29)	(16)
Total other income	6,689	4,522	2,430
Income (loss) from continuing operations before provision (benefit) for income taxes	8,703	(1,147)	34,801
Provision (benefit) for income taxes	3,385	262	(36,100)
Income (loss) from continuing operations	5,318	(1,409)	70,901
Discontinued operations:
Gain on disposition	—	887	94
Income tax expense (benefit) from gain on disposition	—	361	(110)
Income from discontinued operations	—	526	204
Net income (loss)	$5,318	$(883)	$71,105
Per share data
Basic
Net income (loss) from continuing operations	$0.16	$(0.04)	$2.12
Net income from discontinued operations	—	0.01	0.01
Net income (loss)	$0.16	$(0.03)	$2.13
Diluted
Net income (loss) from continuing operations	$0.16	$(0.04)	$2.02
Net income from discontinued operations	0.00	0.01	0.00
Net income (loss)	$0.16	$(0.03)	$2.02
Number of shares used in per share calculations:
Basic	32,579	32,119	33,408
Diluted	34,020	32,119	35,140

(1)          Stock-based compensation expense was as follows for the periods:

Cost of Sales	$370	$—	$—
Sales and marketing	2,714	256	—
Research and development	1,951	619	—
General and administrative	1,124	—	—

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Accumulated	Deferred Stock	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Income	Total
			as restated(1)	as restated(1)
Balances, April 30, 2004, restated	32,915	$33	$282,234	$(146,829)	$—	$(38)	$135,400
Issuance of stock under employee stock plans	1,600	2	10,121	—	—	—	10,123
Repurchase of common stock	(2,517)	(3)	(19,920)	(15,077)	—	—	(35,000)
Tax benefit from exercise of stock options	—	—	15,645	—	—	—	15,645
Other comprehensive income (loss):
Unrealized loss on available for sale investment securities	—	—	—	—	—	(8)	(8)
Net income	—	—	—	71,105	—	—	71,105
Total comprehensive income							71,097
Balances, April 30, 2005	31,998	32	288,080	(90,801)	—	(46)	197,265
Issuance of stock under employee stock plans	256	—	1,201	—	—	—	1,201
Assumed unvested options in Jasomi acquisition	—	—	689	—	(689)	—	—
Assumed vested options in Jasomi acquisition	—	—	483	—	—	—	483
Restricted stock issued	121	—	2,552	—	(2,552)	—	—
Amortization of stock-based compensation	—	—	(37)	—	912	—	875
Reversal of deferred compensation due to terminations	—	—	(192)	—	192	—	—
Tax benefit from exercise of stock options	—	—	190	—	—	—	190
Reclassification of deferred tax asset	—	—	(593)	—	—	—	(593)
Other comprehensive income (loss):
Unrealized loss on available for sale investment securities	—	—	—	—	—	43	43
Net loss	—	—	—	(883)	—	—	(883)
Total comprehensive income							(840)
Balances, April 30, 2006	32,375	32	292,373	(91,684)	(2,137)	(3)	198,581
Issuance of stock under employee stock plans	376	—	1,865	—	—	—	1,865
Restricted stock issued	293	—	—	—	—	—	—
Reclassification upon adoption of FAS123R	—	—	(2,137)	—	2,137	—	—
Stock-based compensation expense under FAS123R	—	—	6,178	—	—	—	6,178
Other comprehensive income
(loss):							—
Unrealized loss on available for							—
sale investment securities	—	—	—	—	—	3	3
Net income	—	—	—	5,318	—	—	5,318
Total comprehensive income							5,321
Balances, April 30, 2007	33,044	$32	$298,279	$(86,366)	$—	$—	$211,945

(1)              See Note 2 of Notes to the Consolidated Financial Statements for adjustments to stockholders’ equity.

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended April 30,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$5,318	$(883)	$71,105
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash effect of discontinued operations	—	(526)	344
Depreciation and amortization	2,716	3,509	2,770
Provision for doubtful accounts	67	(38)	—
Loss on disposal of property and equipment	—	22	192
Tax benefit from exercise of stock options	—	190	15,645
Deferred income taxes	2,947	1,161	(51,607)
Amortization of deferred stock compensation		875	—
Stock-based compensation expense	6,159	—	—
Payment of employee-investor portion of convertible debentures	(408)	—	—
Amortization of purchased intangibles	985	821	—
Amortization of employee-investor portion of convertible debentures	364	—	—
Amortization of Jasomi contingent consideration	—	604	—
In-process research and development	—	700	—
Other	—	95	203
Changes in assets and liabilities:
Accounts receivable	(5,115)	4,546	(2,774)
Inventories	(5,013)	(2,586)	223
Other current assets	684	(1,086)	(109)
Income taxes	332	(1,115)	(118)
Accounts payable	1,083	(1,086)	(88)
Accrued expenses and other	(117)	(1,355)	(402)
Deferred revenue	(7,527)	10,637	(2,248)
Net cash provided by operating activities	2,475	14,485	33,136
Cash flows from investing activities:
Purchases of property and equipment	(3,689)	(2,555)	(3,461)
Purchase of available for sale investments	(49,200)	(50,300)	(74,071)
Sales and maturities of available for sale investments	49,060	48,777	59,902
Proceeds from sale of discontinued optical business	698	—	542
Acquisition of Jasomi, net of cash received	(2,724)	(12,636)	—
Additions to other assets	(118)	(46)	—
Net cash used in investing activities	(5,973)	(16,760)	(17,088)
Cash flows from financing activities:
Repurchase of common stock	—	—	(35,000)
Proceeds from employee stock plan issuances	1,865	1,201	10,123
Net cash provided by (used in) financing activities	1,865	1,201	(24,877)
Net decrease in cash and cash equivalents	(1,633)	(1,074)	(8,829)
Cash and cash equivalents, beginning of year	35,707	36,781	45,610
Cash and cash equivalents, end of year	$34,074	$35,707	$36,781

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

Certain items in the consolidated financial statements for the years ended April 30, 2005 and April 30, 2006 have been reclassified to conform to classifications used in the current fiscal year.

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

In the event that a shipment transaction does not meet all of the criteria for revenue recognition it is recorded as deferred revenue in our Consolidated Balance Sheet. To the extent that the Company has received cash for some or all of a given deferred revenue transaction, the Company reports it on the Consolidated Balance Sheet as a deferred revenue liability. However, to the extent that the Company has not collected cash related to the deferred revenue transaction, the Company reflects the deferred revenue as a reduction in the corresponding account receivable balance.

The Company records transaction-based taxes including, but not limited to, sales, use, value added, and excise taxes, on a net basis in its consolidated statements of operations.

Cost of Goods Sold

Cost of goods sold is comprised primarily of material, labor including share-based compensation, overhead, shipping costs, warranty and inventory write-downs.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the trends in customers’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer’s inability to pay. Accounts are considered delinquent or past due, if they have not been paid within the terms provided on the invoice. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Management believes that the financial institutions in which it maintains deposits are financially sound and, accordingly, minimal credit risk exists with respect to these deposits. Substantially all of the Company’s cash and cash equivalents are held by four major U.S. financial institutions.

Investments

Investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year and auction rate securities, which management is able to liquidate on 28 or 35 day auction cycles, are considered short-term investments. Other investment securities with remaining maturities of one year or more are considered long-term investments. At April 30, 2007, short-term investments consist primarily of corporate bonds and asset backed securities. The primary objective of the Company’s investment activities is the preservation of principal while maximizing investment income and minimizing risk, and management attempts to achieve this by diversifying its portfolio in a variety of highly rated investment securities that have limited terms to maturity. Management has classified the Company’s short-term investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income based on specific identification. Interest on securities classified as available-for-sale is also included in interest income.

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

Goodwill

The Company’s methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi Networks, Inc. (“Jasomi”) was based on established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Goodwill is not amortized. The goodwill recorded in the Condensed Consolidated Balance Sheet as of April 30, 2007 was $12.6 million.

Impairment of Long-lived Assets

The Company evaluates the recoverability of its long-lived assets, including goodwill, on an annual basis or more frequently if indicators of potential impairment arise. Following the criteria of SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” and SFAS 142 “Goodwill and Other Intangible Assets”, the Company views itself as having a single operating segment and consequently has evaluated goodwill and purchased intangible assets for impairment based on an evaluation of the fair value of Ditech as a whole. Ditech’s quoted share price from NASDAQ is the basis for measurement of that fair value as Ditech’s market capitalization based on share price best represents the amount at which the Company could be bought or sold in a current transaction between willing parties. The Company evaluates the recoverability of its amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. Measurement of an impairment loss for long-lived assets that the Company expects to hold and use is based on the difference between the fair value and carrying value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Certain Risks and Concentrations

The Company’s products are concentrated in the telecommunications equipment industry, which is highly competitive and rapidly changing. Revenue from the Company’s products is concentrated with a relatively limited number of customers. One customer accounted for 64%, 79% and 49% of revenue in fiscal 2007, 2006 and 2005, respectively. The second largest customer in fiscal 2007 and 2006, an international customer, accounted for 14% and 3% of net revenue, respectively. The second largest customer in fiscal 2005, a domestic carrier, accounted for 37% of net revenue. Net revenue from customers outside the United States, which was primarily denominated in U.S. dollars, was 29%, 13%, and 9% in fiscal 2007, 2006 and 2005, respectively. The Company’s gross accounts receivable were concentrated with two customers at April 30, 2007 (representing 34% and 27% of receivables) and April 30, 2006 (representing 48% and 23% of receivables). The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on the expected collectibility of accounts receivable.

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

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. Currently, no valuation allowance is recorded against any of the deferred tax assets. The Company regularly examines factors that would create an issue with respect to the realization of such deferred tax assets (e.g. limitation to net operating loss and research credit utilization as a result of changes of ownership pursuant to Internal Revenue Code Section 382).

Foreign Currency Translation

The functional currency of all of the Company’s current foreign subsidiaries is the U.S. dollar. Translation adjustments resulting from remeasuring the foreign currency denominated financial statements of subsidiaries into the U.S. dollar are included in operations. Gains or losses resulting from transactions denominated in currency other than the functional currency are recorded in net income (loss).

Comprehensive Income (Loss)

Comprehensive income (loss) for fiscal 2007, 2006 and 2005 was $5,321,000, ($840,000), and $71,097,000 and included the impact of unrealized gains and losses on available for sale investment securities, net of tax.

Computation of Income (Loss) per Share

Basic net income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted net income per share is calculated based on the weighted average number of shares of common stock and potentially dilutive securities outstanding, including the dilutive effect of stock options, using the treasury stock method, and common stock subject to repurchase. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Also included in diluted shares for the year ended April 30, 2007 is the weighted average effect of the potential conversion to common stock of $4.0 million of convertible notes issued as part of the Jasomi Networks, Inc. (“Jasomi”) acquisition. These notes either mature or convert into the Company’s common stock at the election of the holder. At April, 2007, the notes potentially convert to a maximum of 447,000 shares of common stock (See also Note 5). Diluted loss per share for the year ended April 30, 2006 is calculated excluding the effects of all potentially dilutive securities, as their effect would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Years Ended April 30,
	2007	2006	2005
Historical net income (loss):
Income (loss) from continuing operations	$5,318	$(1,409)	$70,901
Income (loss) from discontinued operations	—	526	204
Net income (loss)	$5,318	$(883)	$71,105
Basic income (loss) per share:
Weighted average shares of common stock outstanding	32,579	32,121	33,410
Less stock subject to repurchase	—	(2)	(2)
Shares used in calculation of basic per share	32,579	32,119	33,408
Income (loss) from continuing operations	$0.16	$(0.04)	$2.12
Income from discontinued operations	—	0.01	0.01
Net income (loss) per share	$0.16	$(0.03)	$2.13
Diluted income (loss) per share:
Shares used in calculation of basic per share	32,579	32,117	33,408
Shares subject to repurchase	—	2	2
Dilutive effect of stock plans	994	—	1,730
Dilutive effect of convertible debentures	447	—	—
Shares used in calculation of diluted per share	34,020	32,119	35,140
Income (loss) from continuing operations	$0.16	$(0.04)	$2.02
Income from discontinued operations	—	0.01	—
Net income (loss) per share	$0.16	$(0.03)	$2.02

The computation of diluted net income (loss) per share excluded the following number of shares underlying options, as their effect was anti-dilutive: 3,752,000 shares in fiscal 2007, 1,521,000 shares in fiscal 2006, and 179,000 shares in fiscal 2005. Included in the fiscal 2006 anti-dilutive shares are the weighted average effects of the potential conversion to common stock of $7.0 million of convertible notes issued as part of the Jasomi acquisition that either mature or convert into Ditech common stock at the election of the holder. As of April 30, 2006, the notes potentially converted into a maximum of 782,139 shares of common stock (See also Note 5).

Accounting for Stock-Based Compensation

On May 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock, restricted stock units (“RSUs”) and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in conjunction with its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Consolidated Financial Statements as of and for the year ended April 30, 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for periods prior to fiscal 2007 have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the year ended April, 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach, to the straight-line single-option approach. Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Prior to the adoption of SFAS 123R, the Company accounted for grants of equity instruments to employees using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and complied with the disclosure provisions of SFAS 123. Accordingly, compensation cost for stock options recorded in the Company’s consolidated statement of operations was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee was required to pay to acquire the stock and was recognized over the vesting period of the related shares. The Company recorded $3.2 million of deferred stock-based compensation expense associated with unvested stock options assumed as part of the Company’s acquisition of Jasomi and a restricted stock plan offered to former Jasomi employees hired by the Company. In fiscal 2006, the Company recorded $875,000 of stock-based compensation expense related to the assumed unvested stock options and restricted stock plan.

As a result of adopting SFAS 123R, stock-based compensation expense recognized during the year ended April, 2007 totaled approximately $6.2 million ($3.9 million net of taxes), or approximately a $0.12 per share decrease to basic and diluted net income per common share, and consisted of stock option, restricted stock unit and restricted stock expense. A contra-equity balance of $2.1 million in “Deferred stock compensation” on the Consolidated Balance Sheet was reversed, upon the adoption of SFAS 123R, to “Additional paid-in capital” as of May 1, 2006.

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

If the Company had applied the fair value recognition provisions of SFAS 123, the Company’s net income (loss) for the years ended April 30, 2006 and 2005 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	April 30,
	2006	2005
Net income (loss) as reported	$(883)	$71,105
Add: Stock-based compensation expense included in reported net income (loss), net of applicable tax effects	518	—
Deduct: Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	(5,640)	(8,089)
Pro forma net income (loss)	$(6,005)	$63,016
Basic net income (loss) per share:
As reported	$(0.03)	$2.13
Pro forma	$(0.19)	$1.89
Diluted net income (loss) per share:
As reported	$(0.03)	$2.02
Pro forma	$(0.19)	$1.79

In response to a number of derivative complaints filed against it surrounding its stock option practices, the Company, with the assistance of outside counsel, conducted an internal review of the circumstances surrounding the stock option grants identified in the derivative complaints as well as certain of the Company’s historical stock option practices. The internal review identified non-material administrative errors of approximately $1.0 million in stock-based compensation expense in a few stock option awards which, due to the administrative errors, were incorrectly recorded in our financial statements. The internal review uncovered no evidence of intentional misconduct. The stock compensation expense was determined based on the difference in the intrinsic value per option on the new measurement date versus on the original measurement date (determined by the difference of the option price and the closing price per share) multiplied by the number of shares underlying the options.

As a result of revising the accounting measurement date for these stock option grants, the Company identified errors which aggregated approximately $1.0 million, related to stock-based compensation expenses incurred in fiscal year 2000 through fiscal year 2003. The impact of these errors, net of tax, was to decrease net income or increase net loss by $74,000, $255,000, $563,000 and $152,000 for fiscal year 2000 through fiscal year 2003, respectively. While these errors were not material to any previously filed financial statements, the Company concluded that correcting the aggregate error of approximately $1.0 million would be material to its consolidated statement of operations for fiscal 2007, and accordingly, prior period accumulated deficit and additional paid-in-capital balances have been restated to record the cumulative non-cash stock-based compensation expense in this Form 10-K. Additional paid-in-capital and accumulated deficit were adjusted as of April 30, 2004, 2005 and 2006 as follows (in thousands):

	April 30, 2004		April 30, 2005		April 30, 2006
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Additional paid-in-capital	$281,190	$282,234	$287,036	$288,080	$291,329	$292,373
Accumulated deficit	$(145,785)	$(146,829)	$(89,757)	$(90,081)	$(90,640)	$(91,684)

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company has started the review process and is planning to adopt in the first quarter of fiscal 2008. The Company is currently evaluating whether the adoption of Interpretation 48 will have a material effect on its overall results of operations or financial position.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FAS 115 (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS 159 will have on its results of operations and financial position.

3.                 BALANCE SHEET ACCOUNTS

Inventories:   Inventories comprised (in thousands):

	April 30,
	2007	2006
Raw Materials	$3,104	$2,125
Finished Goods	10,249	6,193
Total	$13,353	$8,318

In fiscal 2007 and 2006, the Company sold $337,000 and $634,000, respectively, of previously written-down inventory at approximately net book values.

Investments:    The following table summarizes the Company’s investments as of April 30, 2007 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes	$86,490	$—	$—	$86,490
Asset backed securities	13,975	—	—	$13,975
Total	$100,465	$—	$—	$100,465

The following table summarizes the Company’s investments as of April 30, 2006 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes	$75,903	$—	$(3)	$75,900
Asset backed securities	24,425	—	—	24,425
Total	$100,328	$—	$(3)	$100,325

Included in corporate notes and asset backed securities are $39.8 million and $72.4 million of auction rate securities at April 30, 2007 and 2006, respectively. For the years ended April 30, 2007, 2006 and 2005, no gains or losses were realized on the sale of short-term and long-term investments as the Company has not sold investments prior to their maturity dates. As of April 30, 2007 and 2006, net unrealized holding losses of $0 and $3,000 were included in accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets, net of any related tax effect.

As of April 30, 2007 and 2006, all investments had maturities of less than one year. Auction rate securities are included in the less than one year category as they are intended to meet the short-term working capital needs of the Company and the Company can sell or roll them over on 28 or 35 day auction cycles.

Property and Equipment:   Property and equipment comprised (in thousands):

	April 30,
	2007	2006
Furniture and fixtures	$1,904	$1,659
Equipment	14,223	12,570
Leasehold improvements	1,634	1,375
Computer software	4,828	3,435
	22,589	19,039
Less: accumulated depreciation and amortization	(16,808)	(14,299)
Total	$5,781	$4,740

Accrued Expenses:   Accrued expenses comprised (in thousands):

	April 30,
	2007	2006
Accrued employee related	$4,837	$4,303
Accrued warranty	754	1,157
Other accrued expenses	1,557	1,630
Total	$7,148	$7,090

Warranties.   The Company provides for future warranty costs upon shipment of its products. The specific terms and conditions of those warranties may vary depending on the product sold, the customer and the country in which it does business. However, the Company’s hardware warranties generally start from the shipment date and continue for a period of two to five years while the software warranty is generally ninety days to one year. As part of the sale of the Company’s optical business to JDS Uniphase (“JDSU”), see Note 4, the Company retained its warranty obligations for optical products sold by the Company prior to July 16, 2003. However, as part of the agreement reached in June 2006 between JDSU and the Company, JDSU released the Company of its remaining warranty obligations. Consequently, the Company reversed approximately $514,000 of its warranty liability in the fourth quarter of fiscal 2006.

Because the Company’s products are manufactured to a standardized specification and products are internally tested to these specifications prior to shipment, the Company historically has experienced minimal warranty costs. Factors that affect the Company’s warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability, if necessary. In fiscal 2007, the Company reversed approximately $395,000 due to the favorable resolution of a potential recall of a defective component in one of the Company’s older products sold to a past customer.

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Consolidated Balance Sheet, were as follows (in thousands):

	Year ended April 30,
	2007	2006
Balance as of the beginning of the fiscal period	$1,157	$2,010
Provision for warranties issued during the fiscal period	103	124
Warranty costs incurred during the fiscal period	(111)	(363)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	(395)	(614)
Balance as of the end of the fiscal period	$754	$1,157

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

4.   DISCONTINUED OPERATIONS

On July 16, 2003, the Company completed the primary step in the planned exit of its optical communications business through the sale of a large portion of the assets of its optical communications business to JDSU, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”). The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which (i) approximately $1.4 million was paid to the Company at closing, (ii) $225,000 was to be paid to the Company one year from the closing (subject to reduction in the event any successful indemnification claims were made against the Company), and (iii) up to an additional $4.9 million was to be paid to the Company, which was comprised of up to $900,000 based on the level of inventory consumed by JDSU, and up to $4.0 million based on revenues generated by the optical business acquired by JDSU through June 30, 2005, if any. Additionally, JDSU had the right to require the Company to reimburse JDSU for any purchased but unused inventory at June 30, 2004, up to $2.0 million, which right expired as of July 31, 2004. JDSU also was provided indemnification rights in connection with the performance of certain warranty obligations relating to optical products that were sold by the Company on or prior to July 16, 2003.

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

In June 2006, the Company came to a mutual settlement and release with JDSU whereby JDSU paid Ditech $718,000. The Company had recorded receivables of $534,000 such that the net gain from the settlement was $184,000. As part of the settlement, JDSU additionally released the Company from its warranty obligation, which resulted in the release of $514,000 of its warranty liability. In addition, in June 2006, the Company completed the closure of its international optical operations and, as a result, reversed its remaining $189,000 of reserves related to the closure. Net of $361,000 of tax expense, the transactions resulted in a $526,000 gain from disposal of the Company’s discontinued operations.

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

The following table shows the components of the gain from the disposal of the Company’s discontinued operations (in thousands):

	Year ended April 30,
	2007	2006	2005
Proceeds from sale	$—	$184	$(55)
Less: Net book value of assets sold	—	—	—
Transaction costs	—	—	(68)
Gain on sale	—	184	13
Costs to exit remainder of optical business	—	(703)	(81)
Income from disposition	—	887	94
Income tax expense (benefit)	—	361	(110)
Net income (loss) from disposition	$—	$526	$204

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

The acquisition consideration paid totaled $14.8 million and included a cash payment of $10.4 million that was paid at closing, an additional $2.0 million in cash that was placed in escrow, with the remainder consisting of the assumption of vested stock options, acquisition costs and net liabilities assumed. The escrowed cash shall be available to satisfy any claims for indemnification that Ditech may make for certain breaches of representations, warranties and covenants set forth in the acquisition agreements and any remaining and available amount in such escrow shall be distributed to the former Jasomi stockholders two years from the acquisition date. In addition, further acquisition consideration not yet recorded included $7.0 million in non-transferable convertible notes, divided into two tranches with principal amounts of $3.0 million and $4.0 million, respectively. The $3.0 million first tranche of notes were to either mature or convert into Ditech common stock on the date one year or, at the election of the holder, two years from the closing date, and were contingent on the retention of a specified number of designated employees. As of  the deadline in June 2006, no holder elected to extend or convert the $3.0 million first tranche of notes and Ditech had not made any indemnification claims, nor have a sufficient number of designated employees left the employment of Ditech to cause a reduction in the principal amounts of the notes. Consequently, the full $3.0 million of the first tranche of notes, plus interest at 5%, was paid in the first quarter of fiscal 2007, upon surrender of the notes. The $4.0 million second tranche of notes either mature or convert into Ditech common stock at the election of the holder two years from the closing date. The notes bear an interest rate of 5%, payable on maturity or conversion, and are convertible at $9.84 per share. The payment of the full $4.0 million principal amount of the convertible notes is contingent on the retention of a specified number of designated employees. In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), the Company did not record the $7.0 million as acquisition consideration as, at the closing date of the acquisition, the Company believed the retention of the designated employees was not assured beyond a reasonable doubt. At the time the contingencies are satisfied and the notes are paid or converted to Ditech common stock, the Company will record the amounts due to the former non-employee Jasomi stockholders, if any, as goodwill. The portion of the notes that have been issued to employee-stockholders, totaling $947,000, is being amortized as compensation expense over the remaining life of each note. In fiscal 2007 and 2006 , the Company recorded $364,000 and $604,000, respectively, of compensation expense related to the notes. The accrued compensation  is included in accrued expenses as of April 30, 2007.

Ditech also (1) assumed Jasomi unvested stock options outstanding on the date of the closing, which converted into options to buy 112,343 shares of the Company’s common stock, and (2) issued to Jasomi employees restricted stock and restricted stock units for an aggregate of 393,212 shares of the Company’s common stock. The intrinsic value of the unvested options assumed and restricted shares granted to Jasomi employees were initially recorded as deferred stock-based compensation and were being amortized as compensation expense over the remaining respective vesting periods. Upon adoption of SFAS 123R on May 1, 2006, the unamortized deferred compensation balance was reversed against additional paid-in capital. The restricted stock has a three year vesting schedule while the unvested options assumed typically have a ten year term and a four year vesting period.

The 78,768 vested stock options assumed, at an intrinsic value of $483,000, have been recorded as part of the purchase consideration.

The Company allocated the purchase price to in-process research and development (“in-process R&D”), goodwill and identified intangibles through established valuation techniques in the high-technology communications equipment industry. In-process R&D was expensed at the time of the acquisition because technological feasibility was not established and no future alternative use existed.

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

The Company based the percentage of completion of in-process projects on an averaging of (1) expenses incurred to-date compared to the total estimated development costs for each project, (2) time incurred to-date and remaining time to complete each project and (3) milestone-based percent complete estimates. The in-process projects pertained to general enhancements to PeerPoint software, combining of NAT and Peering capability, increasing throughput capability, enhancing the interface and developing a Denial of Service module. The average percentage complete for the in-process projects was 56% as of the date of the acquisition. At the time of the acquisition, it was estimated that these development efforts would be completed in nine months at an estimated cost of approximately $740,000. As of April 30, 2007, the remaining estimated cost to complete the project was approximately $400,000, primarily due to other projects taking higher priority in fiscal 2007 resulting in most of the development related to the last element of the in-process projects slipping into fiscal 2008, primarily because the project to increase throughput capacity was to be part of an integrated PeerPoint and Packet Voice Processor solution instead of a stand-alone solution as originally planned.

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

The consideration paid and purchase price noted above are preliminary due to the $7.0 million of  convertible notes that were initially excluded from the purchase price. Upon payment of the $3.0 million first tranche of the note in the first quarter of fiscal 2007, an additional $2.7 million was added to goodwill.

Goodwill originating from the Jasomi acquisition will not be amortized. Purchased intangible assets are being amortized on a straight-line basis over a period of four to five years.

In fiscal 2006, the Company recorded $875,000 of compensation expense related to assumed unvested stock options and the restricted stock plan.

Since July 1, 2005, the results of operations of Jasomi have been included in the Company’s consolidated statements of operations. Pro forma results of operations have not been presented, as the effect of this acquisition was not material to the financial statements for all periods presented.

6.   GOODWILL AND PURCHASED INTANGIBLES

The carrying value of intangible assets acquired in the Jasomi business combination is as follows (in thousands):

	Fiscal 2007
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(1,330)	$—	$1,570
Customer relationships	1,100	(403)	—	697
Trade name and trademarks	200	(73)	—	127
Goodwill	12,637	—	—	12,637
Total	$16,837	$(1,806)	$—	$15,031

	Fiscal 2006
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(605)	$—	$2,295
Customer relationships	1,100	(183)	—	917
Trade name and trademarks	200	(33)	—	167
Goodwill	9,913	—	—	9,913
Total	$14,113	$(821)	$—	$13,292

In fiscal 2007 and 2006, the Company recorded $985,000 and $821,000, respectively, of amortization of Jasomi acquisition-related intangible assets.

Estimated future amortization expense of purchased intangible assets as of April 30, 2007 is as follows:

Years ended April 30,
2008	$985
2009	985
2010	381
2011	43
2012 and thereafter	—
$2,394

Other intangible assets included as a component of Other Assets, comprised (in thousands):

	Fiscal 2007			Fiscal 2006
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Software licenses	$3,359	$(3,287)	$72	$3,239	$(3,219)	$20

Amortization expense related to software licenses was $287,000, $761,000, and $838,000, respectively, in fiscal 2007, 2006 and 2005.

The $72,000 remaining book value of software licenses is expected to be amortized in fiscal 2008.

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

At April 30, 2007, future minimum payments under the leases are as follows (in thousands):

Years ended April 30, 2007
2008	$1,091
2009	1,112
2010	1,163
2011	1,173
2012	276
Thereafter	—
$4,815

Rent expense under all leases for the years ended April 30, 2007, 2006 and 2005, was $1,511,000 $1,610,000, and $2,268,000, respectively.

Credit Facility

Effective September 2006, the Company renewed its $2.0 million operating line of credit agreement with its bank. The renewed line of credit expires on July 31, 2007. Advances under the line bear interest at the rate of prime plus 0.25%. The renewed line of credit carries the same basic terms as the original line of credit and financial covenants related to minimum effective tangible net worth and cash and cash equivalent and short-term investment balances. As of April 30, 2007, the Company had no borrowings outstanding under the line of credit.

Legal Proceedings

Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006. The defendants moved to dismiss the complaint, and by order dated August 10, 2006, the court granted the defendants’ motion and dismissed the complaint with leave to amend. Defendants filed their Second Amended Complaint on September 11, 2006. Defendants again moved to dismiss, and by order dated March 22, 2007, the court dismissed the Second Amended Complaint with leave to amend. Plaintiffs filed their Third Amended Complaint on April 23, 2007. On May 14, 2007, Defendant again moved to dismiss. This latest motion has been set for a hearing on August 19, 2007. This matter is at an early stage; no discovery has taken place and no trial date has been set.

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

On August 23, 2006, August 25, 2006, and November 3, 2006, three actions were filed in United States District Court for the Northern District of California (Case Nos. C06-05157, C06-05242, and C06-6877) purportedly as derivative actions on behalf of the Company against certain of the Company’s current and former officers and directors alleging that between 1999 and 2001 certain stock option grants were backdated; that these options were not properly accounted for; and that as a result false and misleading financial statements were filed. These three actions have been consolidated under case number C06-05157. On December 1, 2006, a fourth derivative complaint making similar allegations against many of the same defendants was filed in California Superior Court for the County of Santa Clara (Case No.106-CV-075695). On April 19, 2007, the California Superior Court granted the Company’s motion to stay the state court action pending the outcome of the federal consolidated actions.

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions,  the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, the Company moved to dismiss the amended complaint based on plaintiffs’ failure to make a demand on the board before bringing suit. On the same day, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On June 8, 2007, the Court heard oral argument on both motions. The Court has not yet issued a decision in either motion. These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.

The Company cannot predict the outcome of the lawsuits at this time and has made no provisions for potential losses from these lawsuits.

8.                 SALE OF ECHO CANCELLATION TECHNOLOGY

On April 16, 2002, the Company sold its echo cancellation and voice enhancement software technology, the associated product licenses and all of the related assets to Texas Instruments for an aggregate price of $26.8 million. In connection with the sale, Ditech received, at no cost, a license from Texas Instruments and Telogy Networks, Inc., a wholly owned subsidiary of Texas Instruments, to use the existing echo cancellation and voice enhancement software and any enhancements in Ditech’s products for a period of four years. A value of $3.0 million was assigned to this four year license period, which value was amortized to cost of goods sold over the four year term ending in April 2006. After the initial four-year royalty-free period ending in April 2006, the Company (1) extended the royalty-free period for certain legacy digital signal processors (“DSPs”)  purchased from TI through December 31, 2007 primarily to support Ditech’s remaining warranty obligation for its end-of-life products and (2) negotiated new pricing based on the purchase of DSP bundled with the echo software for the Company’s current products.

9.                 PREFERRED STOCK

Ditech is authorized to issue, from time to time, in one or more series, 5,000,000 shares of preferred stock at a $0.001 par value. The Board of Directors may determine the rights, preferences, privileges and restrictions granted or imposed upon any series of preferred stock. As of April 30, 2007, no preferred stock was outstanding.

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

10.          STOCKHOLDERS’ EQUITY

Employee Equity Plans

Employee Stock Purchase Plan

In March and April 1999, the Board adopted, and the stockholders approved, the Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) under which an aggregate of 1,816,666 shares of common stock has been reserved as of April 30, 2007. Employees who participate in the one-year offering period can have up to 15% of their earnings withheld for the purchase of up to a maximum of 700 shares per six-month purchase period pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of common stock on specified dates determined by the Board. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering or end date of the purchase period. In fiscal 2007, 2006 and 2005, 159,361, 131,665 and 65,602 shares, respectively, were purchased under the Purchase Plan. As of April 30, 2007, 468,357 shares remain available for issuance under the Purchase Plan.

Stock Option and Restricted Stock Plans

The Company’s 1997 Stock Option Plan serves as the successor equity incentive program to the Company’s 1987 Stock Option Plan and the Supplemental Stock Option Plan (the “Predecessor Plans”). All outstanding stock options under the Predecessor Plans continue to be governed by the terms and conditions of the 1997 Stock Option Plan. The Company reserved 4,000,000 shares of common stock for issuance under the 1997 Stock Option Plan. Under the 1997 Stock Option Plan, the Board of Directors could grant incentive or non-statutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock, as determined by the Board of Directors, at grant date. In November 1998, the Company adopted its 1998 Stock Option Plan and determined not to grant any further options under its 1997 Stock Option Plan. The Company has reserved a total of 4,856,082 shares of common stock for issuance under the 1998 Stock Option Plan, under terms similar to those of the 1997 Stock Option Plan. During fiscal 2000, the Company adopted two non-statutory stock option plans under which a total of 1,350,000 shares were reserved for issuance. The terms of non-statutory options granted under these plans are substantially consistent with non-statutory options granted under the 1997 and 1998 plans. Shares issued through early option exercises are subject to the Company’s right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of April 30, 2007, no shares were subject to repurchase.

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

In August 2000, the Board of Directors adopted the 2000 Non-Qualified Stock Plan. A total of 5,000,000 shares were reserved under this plan as of April 30, 2006. The terms of options granted under this plan are substantially consistent with options granted under the 1997 and 1998 plans.  In September 2006, the Board of Directors amended the 2000 Non-Qualified Stock Plan and re-named it the 2006 Equity Incentive Plan, as described below. The 2006 Equity Incentive Plan allows for the grant of other types of equity awards, including restricted stock and restricted stock units.

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

In connection with the acquisition of Jasomi on June 30, 2005, the Board of Directors adopted the 2005 New Recruit Stock Plan. This plan allows for up to 500,000 shares of restricted stock and restricted stock units to be granted to newly hired employees. The Jasomi Canada employees hired by the Company received shares with a vesting schedule of 1/3 of the shares vesting on the first anniversary of the acquisition date, and the remaining vesting in eight (8) successive equal quarterly installments over the two (2)-year period measured from the first anniversary of the closing date. As of April 30, 2007, 175,861 shares remain available for issuance under the 2005 New Recruit Stock Plan.

In November of 2005 the Board also adopted the 2005 New Recruit Stock Option Plan. A total of 200,000 shares were approved for issuance as non-qualified stock options to new hired employees only. The terms of the plan are substantially consistent with the non-qualified stock options granted under the Company’s other stock option plans, except that the plan does not allow the early exercise of stock options. In February of 2006, another 300,000 shares were approved and added to the reserve in connection with the hiring of the new vice president of worldwide sales. As of April 30, 2007, there is a reserve of 500,000 shares under the plan.

In September 2006, the Board of Directors amended the 2000 Non-Qualified Stock Plan and re-named it the 2006 Equity Incentive Plan, reserving an additional 2,000,000 shares. As a result of the increase, a total of 7,000,000 shares have been reserved under this plan as of April 30, 2007. The terms of non-statutory options granted under this plan are substantially consistent with non-statutory options granted under the 2000 plan. However, the new plan allows for the grant of other types of equity awards, including restricted stock and restricted stock units. Restricted stock and restricted stock units generally vest over four years with 25% vesting after the first year and the remaining shares vesting ratably every six months thereafter.

All options under the option plans described above have a ten-year term.

Directors Stock Option Plan

In March 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan. Under this stock option plan an aggregate of 650,000 shares have been reserved as of April 30, 2007. Options granted under the plan have a 5-year term. Currently, one-time initial automatic grants of 35,000 shares each are made upon a director’s initial appointment and are subject to annual vesting over a four-year period. Annual automatic grants of 10,000 shares each are made on the date of each annual meeting of stockholders to each incumbent director (provided they have served as a director for at least six months) and are fully vested at the grant date.

Activity under the stock plans referenced above was as follows (in thousands, except life and exercise price amounts):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Exercise Price	Aggregate Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances, April 30, 2004	2,020	5,724	$0.41 - $79.50	$42,456	$7.42
Reservation of shares	1,000
Options granted	(853)	853	$10.85 - $21.92	12,110	$14.20
Options exercised	—	(1,534)	$0.41 - $18.07	(9,279)	$6.05	$20,007
Options forfeited	221	(221)	$1.77 - $17.68	(1,304)	$5.91
Options expired	20	(20)	$2.85 - $76.00	(586)	$28.31
Balances, April 30, 2005	2,408	4,802	$0.41 - $79.50	43,397	$9.04
Reservation of shares	1,000
Restricted stock and restricted stock units issued	(369)
Assumed outstanding options		191	$ 0.36	68	$0.36
Options granted	(2,272)	2,272	$6.45 - $10.78	15,844	$6.97
Options exercised	—	(125)	$0.36 - $ 8.76	(403)	$3.24	$608
Options forfeited	119	(130)	$0.36 - $17.68	(1,275)	$9.79
Options expired	82	(82)	$2.85 - $79.50	(2,532)	$31.09
Balances, April 30, 2006	968	6,928	$0.36 - $76.00	55,099	$7.95
Reservation of shares	2,000
Restricted stock and restricted stock units issued	(292)
Restricted stock and restricted stock units forfeited	74
Options granted	(837)	837	$6.62 - $ 8.46	6,211	$7.41
Options exercised	—	(217)	$0.36 - $ 8.76	(940)	$4.33	$791
Options forfeited	258	(258)	$0.36 - $18.75	(1,971)	$8.55
Options expired	267	(267)	$6.49 - $76.00	(2,936)	$10.08
Balances, April 30, 2007	2,438	7,023	$0.36 - $24.69	55,463	$7.90

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Aggregate Fair Value	Weighted Average Remaining Contractual Term
2007
Fully vested and expected to vest options	6,509	$7.91	$9,914		6.32
Options vested during the period	4,955	$7.92	$7,776	$26,922	5.62

(1)          Shares available for grant include shares from the 2005 New Recruit Stock Plan and the 2006 Equity Incentive Plan that may be issued as either stock options, restricted stock or restricted stock units. Shares issued under the 2006 Equity Incentive Plan as stock bonus awards, stock purchase awards, stock unit awards, or other stock awards in which the issue price is less than the fair market value on the date of grant of the award count as the issuance of 1.3 shares for each share of common stock issued pursuant to these awards for purposes of the share reserve.

Options outstanding and exercisable at April 30, 2007 (in thousands, except life and exercise price amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number of Shares	Weighted Average Exercise Price
$ 0.36 - $ 4.13	788	$2.50	4.70	766	$2.56
$ 4.19 - $ 6.45	154	$5.71	6.28	106	$5.38
$ 6.49	1,481	$6.49	8.10	829	$6.49
$ 6.62 - $ 7.22	1,230	$7.18	7.03	559	$7.16
$ 7.77 - $ 8.56	185	$8.31	7.79	63	$8.33
$ 8.76	1340	$8.76	6.28	1,282	$8.76
$ 8.82 - $ 9.59	795	$8.98	5.17	529	$9.02
$ 9.62 - $13.37	866	$12.15	6.59	661	$12.00
$14.45 - $24.69	183	$17.62	3.99	159	$17.88
$ 0.36 - $24.69	7,022	$7.90	6.51	4,954	$7.92

Restricted stock and restricted stock units outstanding at April 30, 2007 (in thousands, except life):

	Restricted Stock and Restricted Stock Units Outstanding
	Number of Shares or Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Nonvested restricted stock and restricted stock units, April 30, 2006	369
Restricted stock and restricted stock units granted	227
Restricted stock and restricted stock units vested	(191)
Restricted stock and restricted stock units forfeited	(72)
Nonvested restricted stock and restricted stock units, April 30, 2007	333
Fully vested and expected to vest restricted stock and restricted stock units	303	$—	$2,313	2.7
Fully vested restricted stock and restricted stock units currently exercisable	—	—	—	—

For the year ended April 30, 2007, the total intrinsic value of restricted stock and restricted stock units (“RSUs”) vested was $1.6 million and the total fair value of shares vested was $1.2 million.

As of April 30, 2007, approximately $6.2 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs is expected to be recognized over a weighted-average period of 1.9 years for options and 2.7 years for restricted stock and restricted stock units.

The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation in fiscal 2007 under SFAS 123R and for proforma disclosures under SFAS 123 in fiscal 2006 and 2005 for options granted and for employee stock purchases under the ESPP during those periods are as follows:

	Years ended April 30,
	2007	2006	2005
Stock options:
Dividend yield(1)	—	—	—
Volatility factor(2)	0.69	0.82	0.87
Risk-free interest rate(3)	4.5%	4.1%	3.4%
Expected life (years)(4)	4.9	4.0	4.0
Weighted average fair value of options granted during the period	$4.48	$4.22	$8.84
Employee stock purchase plan:(5)
Dividend yield(1)	—	—	—
Volatility factor(2)	.46	0.93	0.73
Risk-free interest rate(3)	5.0%	4.5%	2.4%
Expected life (years)(4)	.71	0.50	0.50
Weighted average fair value of employee stock purchases during the period	$2.24	$3.14	$6.39
Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$7.37	$6.49	$ n/a

(1)          The Company has no history or expectation of paying dividends on its common stock.

(2)          The Company estimates the volatility of its common stock at the date of grant based on the historic volatility of its common stock for a term consistent with the expected life of the awards affected at the time of grant.

(3)          The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in affect at the time of grant.

(4)          The expected life of stock options granted under the Plans is based on historical exercise patterns, which the Company believes are representative of future behavior. The expected life of grants under the Purchase Plan represents the amount of time remaining in the 12-month offering window.

(5)          Assumptions for the Purchase Plan relate to the most recent enrollment period. Enrollment is currently permitted in May and November of each year.

Stock Repurchase Program

In December 2004, the Company’s Board of Directors authorized the repurchase of up to $35 million of common stock under a stock repurchase program. The repurchase program was implemented to invest available funds. During fiscal 2005, the Company repurchased and retired 2,516,660 shares of its common stock at an average price of $13.91 per share for an aggregate purchase price of $35 million. Consequently, the Company is not authorized to repurchase additional shares under the stock repurchase program approved in December of 2004.

The aggregate purchase price of the shares of the Company’s common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company allocated the purchase price of the repurchased shares as a reduction to retained earnings, common stock and additional paid-in capital.

11.   INCOME TAXES

The provisions for income taxes reflected in the statements of operations for the years ended April 30:

	2007	2006	2005
	$s in thousands
Current:
Federal	$315	$4	$496
State	119	(1,171)	153
Foreign	4	71	(54)
Total Current	$438	$(1,096)	$595
Deferred:
Federal	$2,854	$168	$(28,708)
State	93	1,190	(8,097)
Total Deferred	2,947	1,358	(36,805)
Total	$3,385	$262	$(36,210)

In fiscal 2005, based on the level of historical taxable income and projections for future taxable income over the periods that the Company’s deferred tax assets are deductible, the Company determined that it was more likely than not that certain of its deferred tax assets were expected to be realized and therefore released $51.6 million of valuation allowance. The reversal of the valuation allowance and other adjustments to the deferred tax assets resulted in the recognition of income tax benefits to continuing operations and discontinued operations of $36.7 million and $110,000, respectively, in fiscal 2005. In addition, the Company recognized a credit of $14.8 million to additional paid-in capital for the portion of the deferred tax asset attributable to benefits from the exercise of employee stock options. As of April 30, 2007, 2006 and 2005, the Company had no valuation allowance against its deferred tax assets.

The components of the Company’s deferred tax assets and liabilities at April 30 consisted of

	2007	2006
	$s in thousands
Deferred tax assets (liabilities):
Uniform capitalization	$1,728	$1,402
Depreciation	385	300
Inventory reserves	1,341	1,335
Other reserves and accruals	1,474	1,434
Stock-based compensation under SFAS 123R	2,171	—
Purchased technology, goodwill and other intangibles	1,117	677
Tax credits	9,894	8,483
Net operating losses	27,718	35,144
Total deferred tax assets	$45,828	$48,775

As of April 30, 2007, the Company has federal and state tax net operating loss carryforwards of approximately $73.6 million and $36.4 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2016, and the state net operating loss carry forwards will begin to expire in fiscal 2010. As of April 30, 2007, the Company had federal and state tax credit carryforwards of approximately $6.6 million and $4.8 million, respectively.

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate for the years ended April 30, principally due to the following:

	2007	2006	2005
Tax Provision (benefit) at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	6.0	5.7	5.7
Non-deductible in-process R&D and other acquisition related amortization	—	(46.3)	—
Other permanent differences	4.3	(7.1)	—
Correction of California R&D tax credit error	—	(100.3)	—
True-up adjustments to deferred tax assets	—	(11.4)	—
Reversal of reserves associated with California R&D tax credit position	—	101.5	—
Research Credit	(11.1)
Valuation allowance	—	—	(146.2)
Other	4.7	—	1.9
Effective tax rate	38.9%	(22.9)%	(103.6)%

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

The Company’s income taxes payable for federal, state, and foreign purposes have been reduced by the tax benefits from employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. The net tax benefits from employee stock option transactions were $0.2 million, and $15.6 million for fiscal 2006, and 2005, respectively, and were reflected as an increase to additional paid-in capital in the Consolidated Balance Sheet only for 2006 and 2005. The Company did not record a benefit to the Consolidated Statements of Shareholders’ Equity for fiscal 2007 as a result of electing to use FAS 109 ordering with respect to reduction to the current tax provision. Accordingly, the net operating losses carryforward from pre-2007 years were utilized first to offset the current taxes payable prior to the impact of current year tax benefits from employee stock options.

The Company’s federal income tax returns are not currently under examination for any year.

12.   REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company currently operates in a single segment, voice quality products.

The Company’s revenue from external customers by geographic region, based on shipment destination, was as follows (in thousands):

	2007	2006	2005
	$s in thousands
USA	$59,806	$47,992	$85,337
Asia Pacific	960	983	2,155
Canada	2,233	2,056	3,292
Latin America	4,905	595	1,345
Middle East/Africa	15,329	1,519	—
Europe	771	1,760	1,926
Total	$84,004	$54,905	$94,055

The Company’s long lived assets by geographic region were as follows (in thousands):

	As of April 30,
	2007	2006
USA	$5,379	$4,320
Canada	395	395
Rest of World	7	25
Total	$5,781	$4,740

13.   PROFIT SHARING PLAN

The Company maintains a 401(k) profit sharing plan for all eligible employees. Employees may contribute to the Plan based on statutory limits. Any Company contributions are at the discretion of the Board of Directors. The Company made contributions to the Plan during fiscal 2007, 2006, and 2005, of $68,000, $58,000, and $49,000, respectively.

14.   SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended April 30,
	2007	2006	2005
	$s in thousands
Operating:
Interest paid	$—	$—	$6
Income taxes paid	93	191	53

15.   SUBSEQUENT EVENTS

On June 13, 2007, the Company’s Board of Directors approved the repurchase of approximately $60 million of the Company’s shares of common stock The Company does not plan to commence repurchasing the shares until the second quarter of fiscal 2008.

SUPPLEMENTARY FINANCIAL DATA (unaudited)

	Fiscal 2007				Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(in thousands, except per share data)
Revenue	$21,619	$21,098	$22,078	$19,209	$10,347	$10,523	$13,995	$20,040
Gross profit	$15,063	$14,283	$14,102	$13,416	$7,188	$7,354	$9,715	$14,280
Income (loss) from continuing operations	$1,523	$1,071	$2,007	$717	$(1,931)	$(1,392)	$(67)	$1,981
Net income (loss)	$1,523	$1,071	$2,007	$717	$(1,931)	$(1,392)	$(67)	$2,507
Basic per share data
Income (loss) from continuing operations	$0.05	$0.03	$0.06	$0.02	$(0.06)	$(0.04)	$0.00	$0.06
Net income (loss)	$0.05	$0.03	$0.06	$0.02	$(0.06)	$(0.04)	$0.00	$0.08
Diluted per share data
Income (loss) from continuing operations	$0.04	$0.03	$0.06	$0.02	$(0.06)	$(0.04)	$0.00	$0.06
Net income (loss)	$0.04	$0.03	$0.06	$0.02	$(0.06)	$(0.04)	$0.00	$0.07

(1)          The quarterly data reflects the treatment of the Company’s optical business, which was sold in July 2003, as a discontinued operation. See Note 4 of the Notes to the Consolidated Financial Statements.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under supervision and with the participation of our management, including Timothy Montgomery, our principal executive officer, and William Tamblyn, our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management has concluded that, as of April 30, 2007, our internal control over financial reporting was effective based on these criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2007 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K. PricewaterhouseCoopers LLP has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included at the beginning of Item 8 herein.

Changes in Internal Control over Financial Reporting.

During the fourth quarter of 2007, there have been no changes in our internal control over financial reporting that have material affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

None.

Part III

Item 10—Directors, Executive Officers and Corporate Governance

Directors.   Information concerning our Directors, including with respect to procedures by which security holders may recommend nominees to our Board of Directors and with respect to the composition of our Audit Committee, is incorporated herein by reference to the section entitled “Proposal 1—Election of Directors” contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than August 28, 2006 in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

Executive Officers.   Information concerning our Executive Officers is set forth under the section entitled “Executive Officers of the Registrant” in the Proxy Statement and is incorporated herein by reference.

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

Item 11—Executive Compensation

The information required by this Item is set forth in the Proxy Statement under the captions “Compensation of Directors”, “Compensation of Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and Compensation Committee Report. Such information is incorporated herein by reference.

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

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this Item with respect to beneficial ownership of our common stock is set forth in the Proxy Statement under the heading “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

The information required by this Item with respect to the independence of our Directors is set forth in the Proxy Statement in the section entitled “Proposal 1—Election of Directors”. Such information is incorporated herein by reference.

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

Part IV

Item 15—Exhibits and Financial Statement Schedules

(a)          The following documents are filed as part of this Form 10-K:

(1)          Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Ditech Networks, Inc. under Item 8 in Part II of this Form 10-K, which is incorporated by reference here.

(2)          Financial Statement Schedule

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended April 30, 2005
Allowance for doubtful accounts(1)	$404	$—	$(60)	$344
Provision for excess and obsolete inventory(2)	$11,523	$1,526	$(8,562)	$4,487
Valuation allowance on deferred tax assets(3)	$52,229	$3,382	$(55,611)	$—
Year ended April 30, 2006
Allowance for doubtful accounts(1)	$344	$28	$(66)	$306
Provision for excess and obsolete inventory(2)	$4,487	$98	$(1,306)	$3,279
Year ended April 30, 2007
Allowance for doubtful accounts(1)	$306	$80	$(13)	$373
Provision for excess and obsolete inventory(2)	$3,279	$1,143	$(1,127)	$3,295

(1)          There were no deductions in 2007, 2006 or 2005 related to optical receivables.

(2)          There were no provisions for optical inventory in fiscal 2007, 2006 or 2005. The fiscal 2007 provision of $1.1 million included $835,000 of field and evaluation unit amortization, which was charged to operating expense. The deductions to the provision for excess and obsolete inventory included $0, $150,000, and $4.7 million of deductions for optical inventory in fiscal 2007, 2006 and 2005, respectively. Approximately $288,000 of fiscal 2007 and $634,000 of fiscal 2006 deductions related to the sale of previously written-down inventory at its carrying value. The large deduction activity in fiscal 2005 related to the scrapping of excess and obsolete optical components primarily for our Titanium optical switch product that was abandoned in fiscal 2003.

(3)          Based on the level of historical taxable income and projections for future taxable income over the periods that the Company’s deferred tax assets are deductible, the Company determined that it was more likely than not that certain of its deferred tax assets were expected to be realized and therefore released its valuation allowance on deferred tax assets in fiscal 2005.

(3)          Exhibits

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DITECH NETWORKS, INC.
July 16, 2007	By:	/s/ TIMOTHY K. MONTGOMERY
Timothy K. Montgomery President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ TIMOTHY K. MONTGOMERY	President, Chief Executive Officer and	July 16, 2007
Timothy K. Montgomery	Director
(principal executive officer)
/s/ WILLIAM J. TAMBLYN	Executive Vice President and	July 16, 2007
William J. Tamblyn	Chief Financial Officer
(principal financial and accounting officer)
/s/ GREGORY M. AVIS	Director	July 16, 2007
Gregory M. Avis
/s/ EDWIN L. HARPER	Chairman of the Board of Directors	July 16, 2007
Edwin L. Harper
/s/ WILLIAM A. HASLER	Director	July 16, 2007
William A. Hasler
/s/ ANDREI M. MANOLIU, PHD	Director	July 16, 2007
Andrei M. Manoliu, PhD
/s/ DAVID M. SUGISHITA	Director	July 16, 2007
David M. Sugishita

Exhibit Index

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech and JDSU.
2.3(29)

Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson.

3.1(4)	Restated Certificate of Incorporation of Ditech
3.2(28)	Bylaws of Ditech, as amended and restated on March 28, 2002
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(7)	Lease Agreement, dated August 18, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended January 25, 1999
10.2(7)(8)	1997 Stock Option Plan
10.3(8)(18)	1998 Amended and Restated Stock Option Plan
10.4(8)(15)	1999 Employee Stock Purchase Plan
10.5(8)(24)	1999 Non-Employee Directors’ Stock Option Plan, as amended
10.6(7)(8)	Employment Agreement, dated October 3, 1997, as amended September 15, 1998, between Ditech and Timothy Montgomery
10.7(8)(14)	1999 Non-Officer Equity Incentive Plan
10.8(5)(8)	Employment Offer, dated June 19, 2001, between Ditech and Lowell Trangsrud
10.9(8)(11)	Employment Offer, dated as of April 30, 2002, between Ditech and Sandeep Pombra
10.10(12)	Loan and Security Agreement, dated August 7, 2002, by and between Ditech and Comerica Bank-California
10.11(8)(20)	Jasomi Networks, Inc. 2001 Stock Plan
10.12(8)(13)	Employment Letter, dated April 25, 2002 between Ditech and Lee House
10.13(8)	Cash Compensation Arrangements with Executive Officers
10.14(8)	Cash Compensation Arrangements with Non-Employee Directors
10.15(8)(27)	2005 New Recruit Stock Plan
10.16(7)(8)	Form of Indemnity Agreement to be entered between Ditech and each of its current executive officers and directors
10.18(7)	Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
10.19(7)(8)	Form of option agreement under the 1997 Stock Option Plan
10.20(7)(8)	Form of option agreement under the 1998 Stock Option Plan
10.21(9)(10)	Patent License Agreement, dated as of August 13, 1999, between Ditech and Antec Corporation
10.22(8)(21)	2005 New Recruit Stock Option Plan
10.23(8)(26)	Form of Stock Option Agreement under the 2005 New Recruit Stock Option Plan
10.26(3)	Second Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LLC
10.27(25)	Fourth Amendment to Lease Agreement dated July 31, 2005, between Middlefield II LLC and Ditech
10.28(8)(12)	2000 Non-Qualified Stock Option Plan
10.31(1)(9)	Software License Agreement, dated as of April 16, 2002, by and between Ditech and Telogy
10.32(9)(16)	Amendment No. 1 to Telogy Software License between Ditech Communications Corporation and Texas Instruments Incorporated, dated May 21, 2003

10.33(17)	First Amendment to Loan and Security Agreement dated August 28, 2003 between Ditech Communications Corporation and Comerica Bank-California
10.34(8)(17)	Employment Agreement, dated September 16, 2003, between Ditech Communications Corporation and Jim H. Grady
10.35(8)(19)	Form of option agreement under the 1999 Non-Employee Directors’ Stock Option Plan
10.36(8)(21)	Offer Letter, executed February 4, 2006, between Ditech and Gary Testa
10.37(28)(35)	Amendment No. 2 to TELOGY SOFTWARE LICENSE AGREEMENT between Ditech Communications Corporation and Texas Instruments Incorporated
10.38(8)(30)	2006 Equity Incentive Plan
10.39(8)(31)	Change In Control Severance Benefit Plan
10.40(8)(32)	Form of Stock Option Agreement to be Used for Grants of Stock Options Under the Ditech Networks, Inc. 2006 Equity Incentive Plan
10.41(8)(33)	2006 Equity Incentive Plan Restricted Stock Award Agreement
10.42(8)(33)	2006 Equity Incentive Plan Restricted Stock Unit Award Agreement
10.43(8)(34)	Transition and Retirement Agreement, dated May 8, 2007, between Timothy K. Montgomery and Ditech Networks, Inc.
10.44(8)	Amendment to Relocation Arrangement with Gary Testa, dated May 16, 2007
10.45(8)	Relocation Arrangement with Todd Simpson, dated May 9, 2007
21.1	Subsidiaries of Ditech Networks, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference from the exhibit with corresponding number from Ditech’s Report on Form 8-K, filed April 30, 2002 (Commission File No. 000-26209).

(2)          Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed July 30, 2003 (Commission File No. 000-26209).

(3)          Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000, filed July 31, 2000 (Commission File No. 000-26209).

(4)          Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed May 22, 2006 (Commission File No. 000-26209).

(5)          Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, filed July 29, 2002 (Commission File No. 000-26209).

(6)          Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed March 30, 2001 (Commission File No. 000-26209).

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

(10) Incorporated by reference from the exhibit with the corresponding exhibit number from Ditech’s Quarterly Report on Form 10-Q for the quarter ending July 31, 1999 (Commission File No. 000-26209).

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

(14) Incorporated by reference to the exhibit with the corresponding title from Ditech’s Tender Offer Statement on Schedule TO, filed February 19, 2003 (Commission File No. 000-26209).

(15) Incorporated by reference to Appendix B to Ditech’s Amendment No. 1 to Proxy Statement (Commission File No. 333-110821), filed August 9, 2006.

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

(18) Incorporated by reference to the exhibit with the corresponding title from Ditech’s Registration Statement on Form S-8 (Commission File No. 333-120278), filed November 8, 2004.

(19) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed September 22, 2004 (Commission File No. 000-26209).

(20) Incorporated by reference to the exhibit with the corresponding title from Ditech’s Registration Statement on Form S-8 (Commission File No. 333-126302), filed June 30, 2005.

(21) Incorporated by reference to the exhibit with the corresponding title from Ditech’s Current Report on Form 8-K, filed February 9, 2006 (Commission File No. 000-26209).

(22) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed August 1, 2005 (Commission File No. 000-26209).

(23) Incorporated by reference from the exhibits with corresponding titles from Ditech’s Current Reports on Form 8-K, filed August 1, 2005 and May 22, 2006 (Commission File No. 000-26209).

(24) Incorporated by reference from such plan filed with Ditech’s Proxy Statement filed August 16, 2005 (Commission File No. 000-26209).

(25) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed September 23, 2005 (Commission File No. 000-26209).

(26) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed November 15, 2005 (Commission File No. 000-26209).

(27) Incorporated by reference to the exhibit with the corresponding title from Ditech’s Registration Statement on Form S-8 (Commission No. 333-126292), filed June 28, 2005.

(28) Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, filed July 7, 2006 (Commission File No. 000-26209).

(29) Incorporated by reference from the exhibit with corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005, filed July 14, 2005 (Commission File No. 000-26209).

(30) Incorporated by reference from such plan filed with Ditech’s Proxy Statement filed August 2, 2006 (Commission File No. 000-26209).

(31) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed August 22, 2006 (Commission File No. 000-26209).

(32) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed September 21, 2006 (Commission File No. 000-26209).

(33) Incorporated by reference from the exhibit with corresponding title from Ditech’s Quarterly Report on Form 10-Q, filed March 12, 2007 (Commission File No. 000-26209).

(34) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K, filed May 10, 2007 (Commission File No. 000-26209).

(35) Confidential treatment has been requested as to a portion of this exhibit. The confidential portion of such exhibit has been omitted and filed separately with the Commission.