Form 10-K/A
period 2007-04-30
DITECH NETWORKS INC
filed 2007-08-28
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

825 East Middlefield Road
Mountain View, CA 94043
(650) 623-1300

(Address, Including Zip Code, of Registrant’s Principal Executive Offices and Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	The NASDAQ Stock Market, Inc.

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

None.

DITECH NETWORKS, INC.
FORM 10-K/A
INDEX

Trademarks:

Ditech and the Fern logo are registered trademarks of Ditech Networks. VQA and PeerPoint are trademarks of Ditech Networks. This Annual Report on Form 10-K also includes trademarks of companies other than Ditech.

i

DITECH NETWORKS, INC.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on July 16, 2007, solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report only by including information required by Part III (Items 10, 11, 12, 13 and 14). In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this amendment.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Directors

The Board of Directors presently has five members. The following are our directors’ names, ages as of August 16, 2007 and term of office (annual meeting of stockholders at which his term of office expires):

Name	Age	Term of Office
William A. Hasler	65	2007
Gregory M. Avis	48	2008
Edwin L. Harper	62	2008
Andrei M. Manoliu, Ph.D.	55	2009
David M. Sugishita	59	2009

Biographical information relating to our directors is as follows:

William A. Hasler has been a director of Ditech since May 1997. He was the Vice Chairman of Aphton Corporation, a bio-pharmaceutical company and he served as its Co-Chief Executive Officer until February 2004. From August 1991 to July 1998, Mr. Hasler was the Dean of the Haas School of Business at the University of California at Berkeley, and from January 1984 to August 1991, Mr. Hasler served as a Vice Chairman of KPMG Peat Marwick. Mr. Hasler is a director of numerous companies, including Schwab Funds, a financial service company, Solectron Corp., an electronics manufacturing services company (where he also serves as chairman), and Harris Stratex Networks. He received a B.A. from Pomona College and an M.B.A. from Harvard University.

Gregory M. Avis has been a director of Ditech since February 1997. Mr. Avis has served as a Managing Partner of Summit Partners, a venture capital and private equity firm, since 1990 and has been a General Partner since 1987. Mr. Avis also served as a director of IMPAC Medical Systems, a developer and marketer of oncology practice management systems, and several privately held companies. Mr. Avis received a B.A. from Williams College and an M.B.A. from Harvard University.

Edwin L. Harper has been a director at Ditech since December 2002, has served as our Lead Independent Director since November 2003 and has served as our Chairman of the Board since June 2007. He also serves on the Board of Directors of Avocent, Inc., a leading worldwide manufacturer of keyboard, video and mouse switching and connectivity systems for IT Managers in network client/server environments, Verari, Inc., a privately held manufacturer of high performance cluster computers, and MxLogic, Inc., a privately held software firm that provides e-mail security software and managed services. Mr. Harper has over 30 years experience in the high-tech field and has served as President and Chief Executive Officer of several companies, including Colorado Memory Systems, a computer storage company. From August 1999 to June 2001, Mr. Harper served as President and Chief Executive Officer at Manufacturing Technology, Inc., a manufacturer of slicing machine systems. Mr. Harper currently serves as the Chairman and Chief Executive Officer of White Cell Software, Inc., a start up providing end-point network security software. Mr. Harper also has extensive experience serving on several companies’ Board of Directors. From 1993 to May 2002, Mr. Harper served on the Board of Directors of Network Associates, a $1 billion network security and management software company. During part of his tenure on the Network Associates’ Board, Mr. Harper served as Chairman. He received a B.S. and an M.S. in electrical engineering from Colorado State University.

Andrei M. Manoliu, Ph.D. has been a director of Ditech since June 2000. He is currently an independent business and financial consultant to emerging growth companies. From September 2000 to October 2001, Dr. Manoliu served as the Chief Executive Officer of Nanomix, Inc., a leading nanoelectronic detection company. From 1982 through March 2000, Dr. Manoliu was an attorney with Cooley Godward LLP, where he was a senior partner prior to his departure. During his tenure at Cooley Godward LLP, he served as outside counsel to Ditech. Dr. Manoliu received a Ph.D. in Solid State Physics from the University of California, Berkeley, and a J.D. from Stanford Law School.

David M. Sugishita has served as a director and Chairman of the Audit Committee of Ditech since February 2003. He also serves as director and non-executive Chairman of the Board, Chairman of the Audit Committee as well as Chairman of the Corporate Nominating & Governance Committee for Atmel Corporation. In addition, he serves as director for Micro Component Technology. Since 2000, Mr. Sugishita has taken various short-term assignments including Exective Vice President of Special Projects at Peregrine Systems, a global provider of enterprise software, from December 2003 to July 2004, and Exective Vice President and Chief Financial Officer at SONICblue, Inc., a provider of products for electronics markets, from January 2002 to April 2002. Prior to 2000, Mr. Sugishita held various senior financial management positions: Synopsys, Inc. (Senior Vice President and Chief Financial Officer) from 1997 to 2000; Actel (Senior Vice President and Chief Financial Officer) from 1995 to 1997; Micro Component Technology (Senior Vice President and Chief Financial Officer) from 1994 to 1995; Applied Materials (Vice President and Corporate Controller) from 1991 to 1994; and National Semiconductor (Vice President of Finance) from 1978 to 1991. Mr. Sugishita holds degrees in business administration from San Jose State University (B.S.) and University of Santa Clara (M.B.A.).

Executive Officers

The following are our executive officers, together with their ages and biographical information, as of August 16, 2007:

Name	Age	Position
Edwin L. Harper	62	Interim, Chief Executive Officer and Director
William J. Tamblyn	48	Executive Vice President and Chief Financial Officer
Lee H. House	49	Vice President of Platform Engineering
Todd G. Simpson	41	Vice President, Marketing
Gary D. Testa	40	Vice President, Worldwide Sales
Lowell B. Trangsrud	55	Executive Vice President and Chief Operating Officer

Biographical information relating to our executive officers and key employees is as follows:

For biographical information relating to Edwin L. Harper, see “Directors” above.

William J. Tamblyn joined Ditech in June 1997 as our Vice President and Chief Financial Officer, and was promoted to Executive Vice President in May 2004. Mr. Tamblyn was the Chief Financial Officer at Conductus, Inc., a telecommunications company, from January 1994 to June 1997. He served as Chief Financial Officer at Ramtek, an imaging company, from May 1993 to December 1993. Prior to May 1993, Mr. Tamblyn worked in public accounting, including for Coopers & Lybrand, LLP. He has a B.S. in Accounting from San Jose State University and is a certified public accountant.

Lee H. House joined Ditech in May 2002 as our Vice President of Echo Engineering. Mr. House joined Ditech from Jetstream Communications, where he was the Senior Director of Systems Development since May 2000. Prior to Jetstream, he was the Senior Director of DSL Product Management and Business Development for 3Com Corporation since 1998. From 1989 to 1998, he held a variety of positions at IBM. During his tenure, Mr. House held senior management positions in research and development and product management, as well as serving in many engineering development and design roles. Mr. House received both his Masters in Business Administration and his Masters in Electrical Engineering from Duke University. He also holds a BA from Rhodes College and a BSEE from Christian Brothers University.

Todd G. Simpson joined Ditech in June 2005 as our Vice President, General Manager in connection with our acquisition of Jasomi Networks, Inc., and was promoted to Vice President, Marketing, in May 2007. Prior to joining Ditech, Mr. Simpson was President and CEO from January 2005 until June 2005. Prior to joining Jasomi, Mr. Simpson was a Founder and Director of Call Genie Inc., a provider of automated voice solutions for the directory services business. From January 2001 to December 2003, Mr. Simpson served as CTO for Zi Corporation, a provider of embedded software for mobile phones, and where previously, in 2000, he was Vice President of Engineering. Prior to this, he founded a series of companies including Headplay Inc. and Conversion Works. He holds a BSc. and PhD. in Computer Science from the University of Calgary.

Gary D. Testa joined Ditech in February 2006 as our Vice President, Worldwide Sales from Aurora Networks, a privately held manufacturer of advanced communications systems for broadband networks where he was Vice President of Worldwide Sales. In this position he developed successful customer relationships resulting in a four-fold revenue growth over a two year period and built sales teams in the US, Middle East, Asia and Europe. From 2001 to 2004, Mr. Testa held the position of Sr. Vice President of Sales, Marketing and Customer Care for Gluon Networks, a venture start-up that developed a CLASS 5 softswitch solution. Prior to Gluon, he served in a series of senior sales management positions with various telecommunications companies. He holds a BS from the University of California, Irvine.

Lowell B. Trangsrud joined Ditech in July 2001 as our Vice President of Operations after his service at Compaq Computers, a computer and peripherals company, where he worked from 1995 to 2001. Mr. Trangsrud was promoted to Executive Vice President in May 2004 and promoted to Chief Operating Officer in May 2005. In his last position at Compaq, Mr. Trangsrud served as Vice President of Manufacturing for High Availability Solutions Manufacturing. From 1990 to 1995, he worked for Tandem Computers, and in his last position served as Vice President, Worldwide Supply Chain Operation. From 1973 to 1990, Mr. Trangsrud worked for Sperry Corporation and Honeywell, serving in a variety of engineering and management roles. Mr. Trangsrud has an A.A. in Electronics from North Dakota State College of Science, a B.A. in Management and a B.S. in Business Administration from the University of Phoenix.

There are no family relationships between any director or executive officer of Ditech.

Information Regarding the Audit Committee

Ditech’s Board of Directors has an Audit Committee, currently composed of Mr. Hasler, Dr. Manoliu and Mr. Sugishita.

The Board of Directors annually reviews the NASD listing standards definition of independence for Audit Committee members and has determined that all members of Ditech’s Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Board of Directors has determined that each of Messrs. Sugishita and Hasler qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Sugishita’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies. The Board made a qualitative assessment of Mr. Hasler’s level of knowledge and experience based on a number of factors, including his formal education, his service as the Dean of the Haas School of Business at the University of California at Berkeley, and his experience as Vice Chairman of KPMG Peat Marwick, a large independent registered public accounting firm.

Stockholder Recommendations for Nominations of Directors

The Corporate Governance and Nominating Committee will consider director candidates recommended by stockholders. The Corporate Governance and Nominating Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Corporate Governance and Nominating Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Corporate Governance and Nominating Committee at the following address: Ditech Networks, Inc., 825 East Middlefield Road, Mountain View, California 94043, Attention: Director Nominations. This written recommendation must be delivered by the date 120 days prior to the anniversary date of the mailing of Ditech’s proxy statement for the last Annual Meeting of Stockholders. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of Ditech’s stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires Ditech’s directors and executive officers, and persons who own more than ten percent of a registered class of Ditech’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Ditech. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish Ditech with copies of all Section 16(a) forms they file.

To Ditech’s knowledge, based solely on a review of the copies of such reports furnished to Ditech and written representations that no other reports were required, during the fiscal year ended April 30, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Ditech has adopted the Ditech Networks, Inc. Code of Conduct and Ethics that applies to all officers, directors and employees. A copy of the Code of Conduct and Ethics will be sent to any person requesting a copy without charge. To request a copy of our Code of Conduct and Ethics, please contact: Investor Relations, Ditech Networks, Inc., 825 East Middlefield Road, Mountain View, CA 94303, or call our Investor Relations Department at (650) 623-1308. If Ditech makes any substantive amendments to the Code of Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, Ditech will promptly disclose the nature of the amendment or waiver on a Form 8-K filing, or if permitted by Nasdaq, on its website, www.ditechnetworks.com.

Item 11—Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Board of Directors has delegated the responsibility for executive compensation to the Compensation Committee. The Compensation Committee of the Board currently has responsibility for establishing, implementing and continually monitoring adherence with Ditech’s compensation philosophy. The Compensation Committee ensures that the total compensation paid to the executive officers is fair, reasonable and competitive.The Committee also provides the guidelines for other non-executive company employees in both equity and cash compensations on increases and levels. Generally, the types of compensation and benefits provided to executive officers of Ditech are similar to those provided to executive officers of other similarly-situated companies. The discussion below focuses on the compensation relating to the individuals included in the Summary Compensation Table under the caption “Compensation of Executive Officers” below, who are referred to as our “named executive officers.”

Compensation Philosophy and Objectives

The Compensation Committee’s objective in establishing our executive compensation program is to provide executive compensation that is both successful in attracting and retaining individuals with the skills necessary for us to achieve our long-term business plan, as well motivate and reward those individuals who perform at or above the levels that we expect. In order to do so the Compensation Committee establishes (1) base cash compensation necessary as compensation for services rendered, (2) a significant cash incentive component which will only be paid upon the achievement of company-specific annual, long-term and strategic goals and which will increase with performance exceeding those goals, and (3) equity incentives to further align executive officers’ interests with those of the stockholders. Because we face strong competition for individuals with the skills necessary to make the company successful, the Compensation Committee takes industry trends into account with respect to each of these components, and believes that it is necessary for our executive compensation to be at or above the 50th percentile of companies with which we compete for executive talent in order for us to meet our hiring and retention goals.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all compensation decisions for the named executive officers. Our Chief Executive Officer annually reviews the performance of each executive officer (other than the Chief Executive Officer himself, whose performance is reviewed solely by the Compensation Committee). Our Chief Executive Officer presents his compensation recommendations based on management reviews, including with respect to salary adjustments and annual bonus award amounts, and equity grants to the Compensation Committee. These recommendations are just one factor that the Compensation Committee takes into account in making its compensation decisions. Human Resources is involved in summarizing the applicable information and provides input based solely on survey information and trends. Other factors are discussed below.

Setting Executive Compensation

In fiscal 2007 and 2008, the Compensation Committee engaged Compensia, Inc., an executive compensation consulting firm, to conduct an annual review of its total compensation program for our named executive officers. Compensia provides the Compensation Committee with relevant market data and alternatives to consider when making compensation decisions for the named executive officers. Compensia made specific recommendations in 2007, but provided only update information for assessment in 2008.

Specifically, Compensia assisted the Compensation Committee with a marketplace assessment of our named executive officers’ compensation in comparison to the compensation for comparable positions within our core and broader groups. The Compensation Committee engaged Compensia to complete a competitive review of our executive compensation program and to make forward-looking recommendations regarding our ongoing executive compensation philosophy and course of action.

In making compensation decisions, the Compensation Committee compares each element of total compensation against a group of publicly-traded and privately-held companies based in Northern California with a concentration in technology and with revenues in the $50 million to $200 million range. The Compensation Committee obtains this information from a survey prepared by Radford Associates, referred to in this discussion as the “Radford Executive Survey.” The Compensation Committee uses the Radford Executive Survey because the Compensation Committee believes that it is primarily these companies that are the companies against which Ditech competes for talent. There are approximately 137 companies in the Radford Executive Survey.

For comparison purposes, Ditech’s annual revenues are approximately 15% below the average revenues of the companies in the Radford Executive Survey. Because of the variance in size among the companies comprising the Radford Executive Survey, the Compensation Committee adjusted the compensation data for differences in company revenues. The Compensation Committee used this information as the basis of comparison of executive compensation between Ditech and the companies in the Radford Executive Survey.

Ditech competes with many larger companies for top executive-level talent. Accordingly, the Compensation Committee generally sets base compensation for executive officers between the 50th and 60th percentiles of salaries paid to similarly situated executive officers of the companies comprising the Radford Executive Survey. The Compensation Committee targets 50th to 75th percentile of the Radford Executive Survey for targeted total cash compensation for our executive officers, which includes salaries and bonuses. The decisions of the Compensation Committee may vary within these ranges, and may occasionally be outside of these ranges as the Compensation Committee deems appropriate based upon the experience level of the individual, individual performance and relative contributions of the executive officer, and market factors. The Compensation Committee typically considers salary levels annually as part of Ditech’s performance review process as well as upon a promotion or other change in job responsibility.

The Compensation Committee grants stock options and other equity awards in order to assist Ditech in:

•       enhancing the link between the creation of stockholder value and long-term executive incentive compensation;

•       providing an opportunity for increased equity ownership by executive officers; and

•       maintaining competitive levels of total compensation.

In addressing equity compensation, the Compensation Committee evaluates several groups of survey information from both Compensia and Radford. The review is based on four different Radford surveys that address option grants as: 1) options as a percentage of outstanding shares for companies from $30 million to $99 million; 2) options as a percentage of outstanding grants for executive officers; 3) grants based on outstanding shares, ongoing grant levels; and 4) blended ongoing grant information. Additionally, the Compensation Committee evaluated the blending of four surveys from Compensia related to companies with: 1) revenues from $50 million to $200 million; 2) San Francisco Bay Area survey on compensation; 3) executive compensation; and 4) a global long-term incentive survey, and considers differences and similarities to the Radford information as it makes decisions.

The Compensation Committee allocates a significant percentage of total compensation to incentives as a result of the philosophy mentioned above. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Our executive officers realize income from incentive compensation as a result of the performance of Ditech, depending on the type of award, compared to established goals.

2007 Executive Compensation Components

For the fiscal year ended April 30, 2007, the principal components of compensation for named executive officers were base salary and performance-based incentive compensation.

Base Salary

Ditech provides its named executive officers with a base salary to provide them compensation for services rendered during the fiscal year. The Compensation Committee determines base salary ranges for the named executive officers based on the factors cited above. In determining the base salaries for fiscal 2007, the Compensation Committee analyzed the base salary and performance-based compensation of each executive officer subject to the October 2006 Radford Executive Compensation Survey for companies with annual revenues in the $50 million to $200 million range based on companies throughout the country.

Performance-Based Incentive Compensation

Annual target performance-based compensation for fiscal 2007 for each named executive officer, as set forth in the Summary Compensation Table below in the next section, was a percentage of the named executive officer’s base salary. The Compensation Committee established the target performance-based compensation levels using the principles described above. The Compensation Committee also established the 2007 Executive Bonus Plan, which determined the percentage of target performance-based compensation payable based on our revenue, operating profit and individual objectives, with a small component of discretionary bonus to take into account non-quantifiable contributions. The target performance-based compensation level ranged from 40% to 100% of each named executive officer’s base salary, and were as follows: Mr. Montgomery, CEO—100%; Messrs Tamblyn and Trangsrud, EVPs—60%; and Mr. Aras, VP—40%. The Compensation Committee arrived at these percentages based upon the principles described above and information considered from the Radford Executive Survey.

In May 2006, the Compensation Committee approved the 2007 Executive Bonus Plan. The Compensation Committee established financial targets for our 2007 Executive Bonus Plan in conjunction with our fiscal 2007 annual budget process. The Compensation Committee has chosen full year non-GAAP income from operations as one of the evaluation metrics for determining payment under the 2007 Executive Bonus Plan. Non-GAAP income from operations is operating profit before stock-based compensation expense. The Compensation Committee uses non-GAAP income from operations, rather than GAAP income from operations, as it believes that this measure is more reflective of Ditech’s core operating performance, which is what the Compensation Committee has designed the compensation structure to reward.

Bonuses were earned based on (a) company performance against Ditech’s 2007 Operating Plan, (b) individual performance against established individual goals, and (c) a discretionary portion. Weighting of these components is as follows:

Revenue	40%
Operating Profit(1)	30%
Individual Goals	20%
Discretionary Bonus	10%

(1)          Operating profit is on a non-GAAP basis. It is our GAAP performance less the FAS 123R non-cash expense charge for the period(s).

The Compensation Committee determined to use these metrics, and to establish these respective weightings, to ensure that overall company performance is a key and top priority for the Executive Team. Increased revenues mean growth, and the operating profit metric is to ensure profitability. Lastly, each executive officer also has goals that are pertinent to his specific area or a group goal he can support. An example would be in the implementation of Sarbanes-Oxley for the Chief Financial Officer in the past years, which is a critical function but not reflected in operating results. The individual and discretionary portions are to incentivize the executive to add value in multiple areas, even outside the revenue and profit areas, as may be needed.

Revenue Component of Executive’s Bonus:   There is no pay out if actual revenue does not meet or exceed at least 80% of target revenue as set forth in Ditech’s 2007 Operating Plan. For every percentage point actual revenue exceeds 80% of target revenue as set forth in Ditech’s 2007 Operating Plan, the executive will earn 3% of the portion of target bonus allocated to the revenue component.

Operating Profit Component of Executive’s Bonus:   There is no pay out if actual operating profit does not equal or exceed at least 80% of target operating profit as set forth in Ditech’s 2007 Operating Plan. If actual operating profit equals 80% of target operating profit as set forth in Ditech’s 2007 Operating Plan, the executive will earn 40% of the portion of target bonus allocated to the operating profit component. Then for every percentage point actual operating profit exceeds 80% of target operating profit as set forth in Ditech’s 2007 Operating Plan, the executive will earn (a) an additional 3% of the portion of target bonus allocated to the operating profit component, until actual operating profit equals target operating profit as set forth in Ditech’s 2007 Operating Plan, and (b) an additional 3% of the portion of target bonus allocated to the operating profit component for actual operating profit exceeding target operating profit as set forth in Ditech’s 2007 Operating Plan.

The Compensation Committee’s philosophy emphasizes pay for performance through a scaled structure that recognizes the risks associated with goal setting in a volatile business environment. Target revenues and operating targets require execution, and are demanding and stretch oriented. The minimum performance at 80% of target is to ensure a minimum level of performance before any bonus is paid, with a strong incentive to reach that 80% amount. This 80% minimum performance recognizes that the 100% target amount is a stretch goal and attainment involves a high degree of difficulty. Therefore, at a minimum level there is a partial bonus, and the better the overall company performance, the greater the bonus attainment.

Individual Goals:   Individual goals were as recommended by our Chief Executive Officer (other than with respect to himself) and approved by the Compensation Committee.

Caps on Bonus:   For the revenue component of the payment to pay out greater than 100% of target for the revenue component, actual operating profit must equal or exceed 80% of target operating profit as set forth in Ditech’s 2007 Operating Plan. The total payout for each Executive was capped at 200% of target bonus.

2008 Executive Compensation Components

Base Salary

The Compensation Committee determines base salary ranges for the named executive officers based on the factors cited above. As an additional factor used in determining the compensation for fiscal 2008, the Compensation Committee analyzed the base salary and performance-based compensation of each executive officer in comparison to the October 2006 Radford Executive Compensation Survey for companies with annual revenues in the $50 million to $200 million range based on companies throughout the country.

Performance-Based Incentive Compensation

In May 2007, the Compensation Committee approved the 2008 Executive Bonus Plan. The 2008 Executive Bonus Plan provides for the payment of an annual cash bonus based on an individual targeted bonus amount for each executive officer, ranging from 40% to 60% of the named executive officer’s base salary, the exact amount established based on the principles discussed above. Mr. Montgomery was not assigned a percentage, as he had determined to retire. The Compensation Committee established financial targets for our 2008 Executive Bonus Plan in conjunction with our annual budget process. Bonuses will be earned based on (a) company performance as against Ditech’s 2008 Operating Plan, again based on revenues and non-GAAP income from operations, (b) individual performance as against established individual goals, and (c) a discretionary portion. Weighting of these components is the same as for our 2007 Executive Bonus Plan.

Revenue Component of Executive’s Bonus:   There will be no pay out if actual revenue does not meet or exceed at least 80% of target revenue as set forth in Ditech’s 2008 Operating Plan. For every percentage point actual revenue exceeds 80% of target revenue as set forth in Ditech’s 2008 Operating Plan, the executive will earn 5% of the portion of target bonus allocated to the revenue component.

Operating Profit Component of Executive’s Bonus:   There will be no pay out made if actual operating profit does not equal or exceed at least 70% of target operating profit as set forth in Ditech’s 2008 Operating Plan. If actual operating profit equals 70% of target operating profit as set forth in Ditech’s 2008 Operating Plan, the executive will earn 40% of the portion of target bonus allocated to the operating profit component. For every percentage point actual operating profit exceeds 70% of target operating profit as set forth in Ditech’s 2008 Operating Plan, the executive will earn (a) an additional 2% of the portion of target bonus allocated to the operating profit component, until actual operating profit equals target operating profit as set forth in Ditech’s 2008 Operating Plan, and (b) an additional 3% of the portion of target bonus allocated to the operating profit component for actual operating profit exceeding target operating profit as set forth in Ditech’s 2008 Operating Plan.

Individual Goals:   Individual goals were recommended by our Chief Executive Officer (other than with respect to himself) and approved by the Compensation Committee.

Caps on Bonus:   For the revenue component of the payment to pay out greater than 100% of target for the revenue component, actual operating profit must equal or exceed 70% of target operating profit as set forth in Ditech’s 2008 Operating Plan. The total payout for each Executive will be capped at 200% of target bonus.

We expect that bonus amounts, if earned, will be paid during the fiscal quarter following the release of our earnings for the applicable year.

The Compensation Committee adjusted the bonus payout metrics for the 2008 year to reinforce the maximization of the attainment of the revenue targets. The Compensation Committee still maintained the usage of a minimum attainment required before any payout and the concept that exceeding it provides greater payout as the target amount is exceeded. However, based on the stretch nature and the manner of leveraging Ditech’s profitability, shortfalls in revenue can greatly skew the operating profitability. Thus, the Compensation Committee determined to lower the attainment level on the operating profit from target to 70% from the prior year at 80%. The Compensation Committee believed this to be appropriate as part of eliminating the cliff that was in place in 2007. The Compensation Committee believed that lowering the minimum percentage at the same time it removed the cliff promoted a more even and sustained effort from executive officers.

Ownership Guidelines

Ditech currently does not require our directors or executive officers to own a particular amount of our common stock. The Compensation Committee is satisfied that restricted stock and option holdings among our directors and officers are sufficient at this time to provide motivation and to align this group’s interests with those of our stockholders.

Stock Option and Stock Award Programs

Historically, Ditech only granted stock options to employees. Commencing in May 2006, the Compensation Committee and Board reassessed our equity compensation practices. The Compensation Committee determined to grant both stock options and restricted stock, referred to as stock awards. This practice commenced in conjunction with our adoption of FAS 123R. In practice, the Compensation Committee determined that the number of shares subject to stock options that would ordinarily be granted would be reduced by 50% and that the number of shares subject to stock awards would be 1/3rd of the number of shares not granted as options. The Compensation Committee determined this change in grant practices would enable Ditech to be more competitive with market dynamics, would be responsive to stockholders sentiments and would reduce the impact of non-cash equity compensation to the operations of Ditech under FAS 123R.

Generally, the Compensation Committee makes a significant stock option grant and stock award when an executive officer commences employment. The grant and award are made within our written guidelines for new-hire grants, consistent with the executive officer’s position, and as is negotiated with the executive officer. The Compensation Committee established the guidelines based on our historical practices. The size of each grant is generally set at a level that the Compensation Committee deems appropriate to create a meaningful opportunity for stock ownership based upon the grant guidelines, the individual’s position with the company and the individual’s potential for future responsibility and promotion. The relative weight given to each of these factors will vary from individual to individual at the Compensation Committee’s discretion. The Compensation Committee makes adjustments as it deems reasonable to attract candidates in the competitive environment in which we operate.

The Compensation Committee makes subsequent option grants and stock awards at varying times and in varying amounts at the discretion of the Compensation Committee. Historically, these grants have been made at various times and occasionally at our annual review cycles. As of December 2006, the Compensation Committee and our Board established a practice to provide replenishment grants at the first regularly scheduled Board meeting after November 1st of each year. The Compensation Committee makes promotion and new hires grants generally on the 10th day of the month subsequent to the month the person commences employment or receives a promotion. The Compensation Committee considers replenishment grants for existing employees, including our executive officers, who have completed approximately one year of service since their last review. The Compensation Committee assesses each executive officer’s performance during the prior year during the performance review process, and also considers corporate performance when it grants replenishment options and stock awards. The Compensation Committee determines the vesting schedule and the number of shares granted to ensure a meaningful incentive to remain in Ditech’s employ. The Compensation Committee takes into account unvested existing options and awards in determining the size of subsequent grants. The stock option and stock awards will provide a return to the executive officer only if he or she remains in our employ. With respect to stock options, they will only provide a benefit if the market price of our common stock increases over the option term. The Compensation Committee addresses grant practices by reviewing surveys from both Radford and Compensia for comparative purposes. The Compensation Committee looks at averages of similar sized companies by employee position/skill level to assess appropriate levels. Based on these inputs and the number of available grants and awards available, it approves grants based on these conclusions.

The exercise prices of stock options are the Nasdaq closing price of our common stock on the effective date of the grant. Most of the options granted by the Compensation Committee vest at a rate of 25% at the first year cliff, and then monthly thereafter over a total of four years of the ten-year option term, vesting ceases on termination of employment and exercise rights cease 90 days after termination of employment, except in the case of death (subject to an 18 month limitation) or disability (subject to a 12 month limitation). Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. Stock awards granted have rights including voting rights, but are subject to vesting similar to the option grants. Vesting is usually semi-annually, after the first year, to address any tax-related issues on the awards. Awards vest usually over a four year period.

Because we have experienced volatility in our business, the Compensation Committee believes that stock option and award grants currently provide a significant incentive to our employees and executive officers.

Retirement and Other Benefits

401(k) Plan

We maintain a deferred savings retirement plan for our U.S. employees. The deferred savings retirement plan is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code. The deferred savings retirement plan permits Ditech to make discretionary contributions, subject to established limits and a vesting schedule. To date, we have provided discretionary contributions only to match the first $500 per year of contributions on a dollar for dollar basis. However, if Ditech exceeds its internal operating plan by 15%, an additional $500 is added in that year on a similar basis.

Perquisites and Other Personal Benefits

Our executive officers participate in the same group insurance and employee benefit plans as our other salaried employees. At this time we do not provide any material special benefits or other perquisites to our executive officers.

Accounting Implications

Accounting for Stock-Based Compensation

As discussed above, the Compensation Committee determined to revise its equity granting practices to include a portion of equity grants as stock awards, in part to reduce the accounting impact of these equity awards.

COMPENSATION OF EXECUTIVE OFFICERS

Summary of Compensation

The following table shows the compensation awarded or paid to, or earned by, our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers serving in such capacity at April 30, 2007. We refer to these employees collectively as our “Named Executive Officers.”

Summary of Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total Compensation ($)
Timothy K. Montgomery Chief Executive Officer And President	2007	375,000			—	648,108	169,688	5,179.	1,197,975
William J. Tamblyn Executive Vice President And Chief Financial Officer	2007	250,000			4,774	390,568	100,000	1,807	747,149
Dr. Caglan M. Aras(4) Former Vice President, Marketing	2007	210,000			—	305,522	35,438	1,915	552,875
Gary D. Testa Vice President Worldwide Sales	2007	220,000	145,372	(5)	—	738,631	—	2,480	1,106,483
Lowell B. Trangsrud Executive Vice President And Chief Operating Officer	2007	250,000			4,774	390,568	100,000	3,518	748,860

(1)             The dollar amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended April 30, 2007, in accordance with FAS 123(R), disregarding estimates of forfeiture related to service-based vesting conditions, associated with non-option awards and including amounts from awards granted in and prior to fiscal 2007. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the fiscal year ended April 30, 2007 included in our Annual Report on Form 10-K.

(2)             The dollar amount in this column represent the compensation cost for the year ended April 30, 2007 of stock option awards granted in and prior to fiscal 2007. These amounts have been calculated in accordance with SFAS No. 123R, disregarding estimates of forfeiture related to service-base vesting conditions, and using the Black-Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the fiscal year ended April 30, 2007 included in our Annual Report on Form 10-K.

(3)             Includes 401(K) match, group term life insurance premiums paid by company, memberships and miscellaneous taxable compensation.

(4)             Dr. Aras ceased to be an employee of Ditech on June 8, 2007.

(5)             Consists of sales commissions.

Grants of Plan-Based Awards

The following table shows for the fiscal year ended April 30, 2007, certain information regarding grants of plan-based awards to the named executive officers:

Grants of Plan-Based Awards in Fiscal 2007

		Date of	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Committee Action(1)	Threshold ($)	Target ($)	Maximum ($)	or Units (#)(2)	Options (#)(2)	Awards ($/Sh)(3)	Awards ($)(4)
Mr. Montgomery	—	—	0	375,000	750,000	—	—	—	—
Mr. Tamblyn	— 2/15/07 2/15/07	— 2/5/07 2/5/07	0 — —	150,000 — —	300,000 — —	— — 12,500	— 37,500 —	— 7.22 —	— 113,517 61,024
Dr. Aras	—	—	0	94,000	189,000	—	—	—	—
Mr. Testa	2/15/07	2/5/07	—	—	—	—	100,000 (5)	7.22	287,375
Mr. Trangsrud	— 2/15/07 2/15/07	— 2/5/07 2/5/07	0 — —	150,000 — —	300,000 — —	— — 12,500	— 37,500 —	— 7.22 —	— 113,517 61,024

(1)        The Compensation Committee took action on this date, with the grants to be effective on the grant date and, with respect to stock options, with an exercise price equal to the closing price of the common stock on the Nasdaq Global Market on the date of grant.

(2)        Stock Awards and Option Awards were granted under the 2006 Equity Incentive Plan. Stock Awards will vest over four years, 25% of the shares vest on 12/15/07, and 12.5% semi-annually over the following three years. Options will vest over four years, 25% of the shares vest on 12/1/07, and 1/48 th of the shares vest each month thereafter.

(3)        Under the terms of the 2006 Equity Incentive Plan, the exercise price of option awards was determined based on the closing price of Ditech’s common stock as reported on the Nasdaq Global Market on the date of grant.

(4)        The amounts shown in this column were determined as of the stock and option’s grant date using a Black-Scholes stock option valuation model, and represent the dollar amounts that serves as the basis for stock-based compensation expenses recognized for financial statement reporting purposes in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are described in Note 10 to Ditech’s audited financial statements for the fiscal year ended April 30, 2007, included in Ditech’s Annual Report on Form 10-K that was filed with the SEC on July 16, 2007. All grants were made subject to individual award agreements, the form of which was previously filed with the SEC.

(5)        Shares will vest in full on 12/1/11, and will vest earlier upon Mr. Testa achieving certain milestones

The Compensation Committee determined the cash compensation and equity grants as described in the section entitled “Compensation Discussion and Analysis” above. In particular, readers are encouraged to read the description of the 2007 Executive Bonus Plan in that section to understand the non-equity incentive plan compensation targets, maximums and payouts.

Outstanding Equity Awards at Fiscal Year—End

The following table shows for the fiscal year ended April 30, 2007, certain information regarding outstanding equity awards at fiscal year end for the named executive officers.

Outstanding Equity Awards At April 30, 2007

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)
Mr. Montgomery	253,888	—	—	9.00	08/10/2009	(2)	—	—
	125,625	—	—	7.19	01/10/2011	(2)	—	—
	159,375	—	—	2.92	06/21/2012	(1)	—	—
	58,000	—	—	10.35	09/23/2013	(1)	—	—
	440,000	—	—	8.76	09/30/2013	(1)	—	—
	335,000	—	—	6.49	06/30/2015	(1)	—	—
Mr. Tamblyn	124,586	—	—	9.00	08/10/2009	(2)	12,500	108,750
	125,000	—	—	7.19	01/10/2011	(2)	—	—
	90,000	—	—	2.92	06/21/2012	(1)	—	—
	10,000	—	—	10.35	09/23/2013	(1)	—	—
	150,000	—	—	8.76	09/30/2013	(1)	—	—
	125,000	—	—	13.37	5/18/2014	(1)	—	—
	100,000	—	—	6.49	6/30/2015	(1)	—	—
	37,500	—	—	7.22	02/15/2017	(1)	—	—
Dr. Aras	50,000	—	—	8.82	10/27/2013	(1)	—	—
	100,000	—	—	13.37	05/18/2014	(1)	—	—
	100,000	—	—	6.49	06/30/2015	(1)	—	—
Mr. Testa	58,333	141,667	—	8.90	02/07/2016	(3)	—	—
	—	100,000	100,000	8.90	02/07/2016	(4)	—	—
	100,000	—	—	7.22	02/15/2017	(5)	—	—
Mr. Trangsrud	126,000	—	—	7.12	07/12/2011	(1)	12,500	108,750
	28,900	—	—	2.92	06/21/2012	(1)	—	—
	150,000	—	—	8.76	09/30/2013	(1)	—	—
	125,000	—	—	13.37	05/18/2014	(1)	—	—
	100,000	—	—	6.49	06/30/2015	(1)	—	—
	37,500	—	—	7.22	02/15/2017	(1)	—	—

(1)    Option is immediately exercisable and vest over four years, 25% of the shares vest nine years prior to the expiration date, and 1/48th of the shares vest each month after the first 25% vest.

(2)    Option was immediately exercisable and vested in variable increments. The option is now fully vested.

(3)    Option is exercisable as it vest. Option vested 25% on 2/7/06 and the balance will vest monthly for the next 36 months of continuous service.

(4)    Option is exercisable as it vest. Option vested 25% on 2/7/07 and the balance will vest monthly for the next 36 months of continuous service.

(5)    Shares will vest in full on 12/1/11, and will vest earlier upon Mr. Testa achieving certain milestones. Option is immediately exercisable.

(6)    Value based on April 30, 2007 closing price of $8.70.

Option Exercises and Stock Vested

During the fiscal year ended April 30, 2007, there were no option exercises and stock which vested with respect to the named executive officers.

Potential Payments upon Termination or Change of Control

Employment Agreements and Termination of Employment and Change of Control Arrangements

Employment Agreement with Mr. Montgomery.   In September 1998, Ditech entered into an employment agreement with Timothy K. Montgomery, our former President and Chief Executive Officer, to serve as Ditech’s President and Chief Executive Officer. The employment agreement provides that if Mr. Montgomery is terminated without cause, he will be paid a lump sum equal to twelve months base salary. However, if Mr. Montgomery resigns, his employment is terminated for cause, or following a change in control of Ditech, he will receive no severance benefits.

For purposes of the agreement:

“Cause” means misconduct, including: (i) commission of any felony or any crime involving moral turpitude or dishonesty; (ii) participation in a fraud or act of dishonesty against Ditech; (iii) material breach of Ditech’s policies; (iv) intentional damage to Ditech’s property; (v) material breach of the agreement; or (vi) conduct that in the good faith and reasonable determination of the Board demonstrates unacceptable job performance or gross unfitness to serve.

A “change of control” means: (a) any reorganization, consolidation or merger of Ditech in which Ditech is not the surviving corporation or pursuant to which shares of Ditech’s voting stock would be converted into cash, securities or other property, in either case other than a merger of Ditech in which the holders of Ditech’s voting stock immediately prior to the merger have the same proportionate ownership of voting stock of the surviving corporation immediately after the merger; (b) a reverse merger in which Ditech is the surviving corporation but the shares of Ditech’s common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise; (c) the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of Ditech; (d) approval by the shareholders of Ditech of a plan or proposal for the liquidation or dissolution of Ditech; or (e) any “person” (as defined in Sections 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) becoming the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 50% or more of Ditech’s outstanding voting stock.

Retirement Agreement with Mr. Montgomery.   On May 8, 2007, we entered into a Transition and Retirement Agreement with Mr. Montgomery pursuant to which Mr. Montgomery would retire and cease to be Ditech’ Chief Executive Officer and President effective as of the date that Ditech Networks’ Board of Directors appoints a new Chief Executive Officer and President. The retirement date will be his last day of employment with Ditech. In this agreement Mr. Montgomery has agreed to resign as a director of Ditech Networks if requested by a majority of the Board on or after his retirement date. Mr. Montgomery retired from Ditech Networks and resigned from the Board on August 15, 2007.

In connection with his retirement, Ditech Networks will provide to Mr. Montgomery the following benefits as severance following his retirement date:

(a)          12 months of continued salary (Mr. Montgomery’s annual salary was $375,000);

(b)         continued health benefits for 12 months;

(c)          (i) the term during which any vested shares subject to the option grants may be exercised shall be extended up to (but no later than) the earlier to occur of (x) the later to occur of December 31, 2008 and the date Mr. Montgomery ceases to be a member of the Board, and (y) the applicable term of such Option Grants; and (ii) that Mr. Montgomery’s option grants will continue to vest on the same monthly vesting schedules in effect as of the date of his retirement, until the earlier to occur of the date the option grants cease to be exercisable and seventeen (17) months after the date of Mr. Montgomery’s retirement date (to the extent not fully vested) and vesting will cease on such date, provided that, all such vesting will cease earlier in the event that Mr. Montgomery materially breaches the agreement entered into in connection with his retirement or the proprietary information agreement he entered into in connection with his employment by Ditech at any time.

(d)         the exercise period for his stock options is extended to be the later to occur of December 31, 2008 and the date that he ceases to provide services to Ditech unless term of the options expire before that date.

Employment Agreement with Mr. Testa.   In February 2006, Ditech entered into an employment agreement with Gary Testa to serve as Ditech’s Vice President of Worldwide Sales. His employment agreement provides that if Mr. Testa is terminated without cause or resigns with good reason in his first year of employment, he will receive severance benefits equal to his base salary and guaranteed bonus for the greater of six months or the period until the first anniversary of employment, plus acceleration of a portion of the options granted to him based on a formula as set forth in the agreement, and if he is terminated without cause or resigns for good reason after the first year of employment, severance benefits equal to six months’ base salary. As Mr. Testa completed his first year of service prior to April 30, 2007, no amounts will be paid to him upon termination of his employment or a change in control.

Change in Control Severance Benefit Plan.   On August 18, 2006, the Compensation Committee adopted a Change in Control Severance Benefit Plan (the “Plan”) for Messrs. Montgomery, Tamblyn and Trangsrud (each, a “Participant”).

A Participant in the Plan will receive, if the Participant’s employment with Ditech is terminated due to an “involuntary termination without cause” or a “constructive termination” (as those terms are defined in the Plan), in either case within one (1) month prior to or twelve (12) months following a “change in control” (defined in the Plan), the following benefits:

(a)   cash severance, paid over 12 months, equal to (i) 18 months base salary in the case of the Mr. Montgomery, and 12 months base salary in the case of each of Messrs. Tamblyn and Trangsrud, and (ii) the pro rata portion (based upon of the amount of the fiscal year lapsed) of the expected executive bonus for the Participant for the fiscal year;

(b)   full accelerated stock option exercisability and vesting for all outstanding options to purchase Ditech common stock that were granted to the Participant on or after September 1, 2003; and

(c)   COBRA premiums for the Participant for 12 months, or until such earlier date as the Participant shall secure subsequent employment that shall provide the Participant with health benefits.

For purposes of the Plan:

“Change in Control” means one of the following events or a series of more than one of the following events that are related, wherein the stockholders of Ditech immediately before the transaction do not retain immediately after the transaction, in substantially the same proportions as their ownership of shares of Ditech’s voting stock immediately before the transaction, direct or indirect beneficial ownership of more than fifty percent (50%) of the total combined voting power of the outstanding voting stock of Ditech, the resulting entity in a merger or, in the case of an asset sale, the corporation or corporations to which the assets of Ditech were transferred:

(1)   the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of Ditech of more than fifty percent (50%) of the voting stock of Ditech;

(2)   a merger or consolidation in which Ditech is a party; or

(3)   the sale, exchange, or transfer of all or substantially all of the assets of Ditech.

“Constructive Termination” means a resignation by a Participant of employment with the Company after one of the following is undertaken without the Participant’s express written consent:

(1)   a substantial reduction in the Participant’s duties or responsibilities (and not simply a change in title or, with respect to Participants other than Mr. Montgomery, reporting relationships) in effect immediately prior to the effective date of the Change in Control; provided, however, that it shall not be a “Constructive Termination” if, following the effective date of the Change in Control, either (a) Ditech is retained as a separate legal entity or business unit and the Participant holds the same position in such legal entity or business unit as the Participant held before such effective date, or (b) the Participant holds a position with duties and responsibilities comparable (though not necessarily identical, in view of the relative sizes of Ditech and the entity involved in the Change in Control) to the duties and responsibilities of the Participant prior to the effective date of the Change in Control; provided further, however, that, in the case of Mr. Montgomery, if the reporting relationship of Mr. Montgomery following a Change in Control is not directly to the board of directors of the corporation or corporations to which the assets of Ditech were transferred or its ultimate parent, then the termination by Mr. Montgomery of employment with Ditech after such change in reporting relationship following such Change in Control without Mr. Montgomery’s express written consent shall be a “Constructive Termination”;

(2)   a reduction in the Participant’s base salary (except for salary decreases generally applicable to Ditech’s other similarly situated employees);

(3)   a change in the Participant’s business location of more than 40 miles from the business location prior to such change, except for required travel for Ditech’s business to an extent substantially consistent with Participant’s prior business travel obligations;

(4)   a material breach by Ditech of any provisions of the Plan or any enforceable written agreement between Ditech and the Participant, and Ditech fails to rescind or cure the conduct giving rise to the event constituting such material breach within thirty (30) days of receipt by Ditech of written notice from the Participant informing Ditech of such material breach; or

(5)   any failure by Ditech to obtain assumption of the Plan by any successor or assign of Ditech.

Notwithstanding the foregoing, a resignation shall not be deemed a Constructive Termination unless (x) the Participant provides Ditech with written notice (the “Constructive Termination Notice”) that the Participant believes that an event described above has occurred, (y) the Constructive Termination Notice is given within three (3) months of the date the event occurred, and (z) Ditech does not rescind or cure the conduct giving rise to the event described in this Section 2(f) within fifteen (15) days of receipt by Ditech of the Constructive Termination Notice.

“Involuntary Termination Without Cause” means an involuntary termination of employment by Ditech other than for one of the following reasons:

(1)   the Participant’s violation of any material provision of Ditech’s standard agreement relating to proprietary rights;

(2)   the Participant participates in any act of theft or dishonesty; or

(3)   the Participant participates in any immoral or illegal act which has had or could reasonably be expected to have or had a detrimental effect on the business or reputation of Ditech; or

(4)   any material failure by the Participant to use reasonable efforts to perform reasonably requested tasks after written notice and a reasonable opportunity to comply with such notice.

In order to be eligible for benefits under the Plan, the Participant must execute a general release of claims against Ditech. The Plan provides that Ditech may reduce the amount of severance payable under the Plan by the amount, if any, payable to an individually negotiated

Stock Option Plans.   Under the terms of our stock option plans, if stock options are not assumed in connection with a change in control of Ditech, then the stock options will vest in full and then terminate at the closing of the change in control.

Summary of Benefits.   The following tables describe the potential payments and benefits upon employment termination or change in control for our named executive officers, as if their employment had terminated as of April 30, 2007 and as if a change in control had occurred on April 30, 2007, as applicable, based on the assumptions described above with respect to each individual and each compensation component. The table assumes full payment of the COBRA premiums.

Timothy K. Montgomery

Compensation and Benefits	No Change in Control Termination without Cause ($)	Change in Control Termination without Cause ($)
Base Salary	375,000	562,500
COBRA Premium		8,903
Vesting Acceleration(1)		323,902

(1)          Equals the difference between the exercise price and the fair market value of the shares subject to the option.

William J. Tamblyn

Compensation and Benefits	Change in Control Termination without Cause ($)
Base Salary	250,000
COBRA Premium	8,903
Vesting Acceleration(1)	260,938

(1)          Equals the difference between the exercise price and the fair market value of the shares subject to the option.

Lowell B. Trangsrud

Compensation and Benefits	Change in Control and Termination without Cause ($)
Base Salary	250,000
COBRA Premium	8,903
Vesting Acceleration(1)	260,938

(1)          Equals the difference between the exercise price and the fair market value of the shares subject to the option.

Gary D. Testa

Compensation and Benefits	Change in Control and Termination without Cause ($)
Vesting Acceleration(1)	148,000

(1)          Equals the difference between the exercise price and the fair market value of the shares subject to the option.

All other rights that the Named Executive Officers previously had with respect to a termination or change in control had expired or were no longer in effect at the beginning of fiscal 2007.

Compensation of Directors

The following table shows for the fiscal year ended April 30, 2007, certain information with respect to the compensation of all non-employee directors of Ditech:

Director Compensation in Fiscal 2007

Name	Fees earned or paid in cash ($)	Options Awards ($) (1)	Total ($)
Gregory M. Avis	24,750	50,985	75,735
Edwin L. Harper	30,500	54,576	85,076
William A. Hasler	30,750	50,985	81,735
Andrei M. Manoliu, Ph.D.	26,250	50,985	77,235
David M. Sugishita	31,875	55,999	87,874

(1)          The amounts shown in this column represent the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended April 30, 2007, in accordance with FAS 123(R), disregarding the estimate of forfeiture related to service-based vesting conditions, and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are described in Note 10 to our audited financial statements for the fiscal year ended April 30, 2007, included in our Annual Report on Form 10-K that was filed with the SEC on July 16 , 2007. All grants were made subject to individual award agreements, the form of which was previously filed with the SEC.

The following options were outstanding as of April 30, 2007: Mr. Avis: 50,000; Mr. Harper: 90,000; Mr. Hasler: 50,000; Dr. Manoliu: 40,000; and Mr. Sugishita: 67,500.

The following table sets forth each grant of options to Ditech’s non-employee directors during fiscal 2007 under the 1999 Non-Employee Directors’ Stock Option Plan, as amended (“Directors’ Plan”), together with the exercise price per share and grant fair value of each award computed in accordance with FAS 123(R) using the Black-Scholes model.

Name	Options Granted in Fiscal 2007	Grant Date	Exercise Price Per Share ($)	Grant Date Fair Value of Option Award ($)
Gregory M. Avis	10,000	9/15/06	8.30	50,985
Edwin L. Harper	10,000	9/15/06	8.30	50,985
William A. Hasler	10,000	9/15/06	8.30	50,985
Andrei M. Manoliu, Ph.D.	10,000	9/15/06	8.30	50,985
David M. Sugishita	10,000	9/15/06	8.30	50,985

Standard Cash Compensation Arrangements With Outside Directors.   During fiscal 2007, the standard amounts of cash compensation for our non-employee was as set forth in the table below. In June 2007, the Board, upon the recommendation of the Corporate Governance and Nominating Committee, increased the cash compensation paid to outside directors, effective as of the first day of fiscal 2008, as set forth in the table below. Additionally, directors are entitled to be reimbursed for certain expenses in connection with attendance at board and committee meetings.

	During Fiscal 2007	Effective May 1, 2008
Annual Retainer:
Board Members	$16,000	$25,000
Lead Independent Director (additional)	—	$15,000
Audit Committee Chairperson	$5,000	$7,500
Compensation Committee Chairperson	$2,500	$5,000
Corporate Governance and Nominating
Committee Chairperson	2,500	$5,000
Meeting Fees:
Board of Directors
Annual offsite regular meeting	$2,500	$2,500
Regular meeting	$1,000	$1,000
Special (telephonic)	$250	$500
Audit Committee
Regular meeting	$2,500	$2,500
Special (in person)	$1,000	$1,000
Special (telephonic)	$500	$750
Compensation Committee
Regular meeting	$2,000	$2,000
Special	$500	$750
Corporate Governance and Nominating Committee
Regular meeting	$2,000	$2,000
Special	$500	$750

Equity Compensation for Outside Directors.   Pursuant to the Directors’ Plan, upon initial appointment, each non-employee director is automatically granted an option to purchase 35,000 shares of Ditech’s Common Stock, which is subject to annual vesting over a four-year period from the date of grant. In addition, each non-employee director will automatically be granted a fully-vested option to purchase 10,000 shares of Ditech’s Common Stock immediately following each annual meeting of stockholders; provided, that such person has served as a non-employee director of Ditech for at least six months as of the date of the applicable annual meeting of stockholders. These options are granted at 100% of the fair market value of the Common Stock on the date of grant and have a five-year term. Pursuant to the Directors’ Plan, the initial grants and the annual grants are non-discretionary and are granted automatically, without any further action by Ditech, the Board or the stockholders.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2007, the Compensation Committee was composed of three members: Messrs. Avis, Hasler and Harper. No member of the Compensation Committee was or has ever been an officer or employee of Ditech or its subsidiaries. No member of the Compensation Committee serves as an executive officer of another entity that has as a member of the board of directors or compensation committee of the other entity one or more executive officers of Ditech. On August 15, 2007, the Board appointed Mr. Harper Interim Chief Executive Officer of Ditech and simultaneously removed him as a member and chairman of the Compensation Committee.

Compensation Committee Report(1)

The Compensation Committee of the Board of Ditech has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis and, based upon the review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE:
Edwin L. Harper (Chairman)*
Gregory M. Avis
William A. Hasler

*                    On August 15, 2007, the Board appointed Mr. Harper Interim Chief Executive Officer of Ditech and simultaneously removed him as a member and chairman of the Compensation Committee.

(1)          The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of Ditech under the Securities Act of 1933 or the Securities Exchange Act of 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of July 31, 2007 by: (1) each director; (2) each of the executive officers named in the Summary Compensation Table; (3) all our executive officers and directors as a group; and (4) all those known by us to be beneficial owners of more than five percent of our common stock, if any. We do not have any class of equity securities outstanding other than our common stock.

	Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Total
FMR Corp., et al(2)	3,234,000	9.73
Dimensional Fund Advisors LP(3)	2,480,062	7.46
ICM Asset Management, Inc.(4)	2,399,437	7.22
Barclays Global Investors, NA.(5)	2,390,351	7.19
Riley Investment Management LLC(6)	2,246,182	6.76
Lloyd I. Miller, III(7)	1,672,669	5.03
CCM Master Qualified Fund, Ltd.(8)	1,669,542	5.02
Timothy K. Montgomery(9)	1,547,459	4.47
William J. Tamblyn(10)	843,728	2.48
Lowell B. Trangsrud(11)	587,480	1.74
Lee H. House(12)	318,639		*
Gary D. Testa(13)	179,167		*
Dr. Caglan M. Aras(14)	162,061		*
William A. Hasler(15)	99,640		*
Edwin L. Harper(16)	90,000		*
David M. Sugishita(17)	67,500		*
Dr. Andrei M. Manoliu(18)	56,000		*
Gregory M. Avis(19)	50,000		*
All current directors and executive officers as a group (11 persons)(20)	3,984,384	10.81

                 * Represents beneficial ownership of less than one percent of the outstanding shares of common stock.

       (1) This table is based upon information supplied by officers and directors and upon information gathered by Ditech about principal stockholders known to us based on a Schedule 13G or 13D filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 33,232,969 shares outstanding on July 31, 2007, adjusted as required by rules promulgated by the SEC. All shares of common stock subject to options currently exercisable or exercisable within 60 days after July 31, 2007 are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

       (2) Based on a Schedule 13G/A reporting beneficial ownership as of December 31, 2006. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp., is the beneficial owner of the shares as a result of acting as investment adviser to Fidelity Low Priced Stock Fund (“Fund”), which owned all of the shares. Edward C. Johnson 3d, Chairman of FMR Corp., and

FMR Corp., through its control of Fidelity and the Fund each has sole power to dispose of the shares owned by the Fund. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fund, which power resides with the Fund’s Boards of Trustees. The address of FMR Corp., Fidelity and the Fund is 82 Devonshire Street, Boston, Massachusetts 02109.

       (3) Based on a Schedule 13G/A reporting beneficial ownership as of December 31, 2006. Dimensional Fund Advisors LP (“Dimensional”) is a registered investment adviser who furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. Dimensional possesses investment and/or voting power over the Stock. The investment companies, trusts, and accounts have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Stock. Dimensional disclaims beneficial ownership of the Stock. The principal business office of Dimensional Fund Advisors LP is located at 1299 Ocean Avenue, Santa Monica, CA 90401.

       (4) Based on a Schedule 13G reporting beneficial ownership as of December 31, 2006. ICM Asset Management, Inc. (“ICM”) is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Stock. James M. Simmons is the President and controlling shareholder of ICM Asset Management, Inc. ICM and Mr. Simmons have shared dispositive power with respect to all of the shares, and shared voting power with respect to 1,027,312 of the shares. The principal business office of ICM and Mr. Simmons is located at 601 W. Main Avenue, Suite 600, Spokane, WA 99201.

       (5) Based on a Schedule 13G reporting beneficial ownership as of December 31, 2006. Represents shares held by Barclays Global Investors, NA and affiliated entities, over which sole dispositive power is held and over 2,263,685 shares of which sole voting power is held. The principal business office of Barclays Global Investors, NA is located at 45 Fremont Street, San Francisco, CA 94105.

       (6) Based on a Schedule 13D/A reporting beneficial ownership as of June 4, 2007. Riley Investment Management, LLC. (“RIM”), is the beneficial owner of the shares as a result of acting as investment manager to Riley Investment Partners Master Fund, L.P. (“Fund”), which owns all of the shares. Bryant Riley is the sole manager of RIM. With respect to 2,082,849 shares, RIM, the Fund and Mr. Riley each have sole power to dispose of the shares and sole voting power. Each of RIM and Mr. Riley has sole voting power and dispositive power over 163,333 shares held by Mr. Riley as an investment advisory client to RIM. RIM has shared voting power and dispositive power over 244,638 shares owned by its investment advisory clients. Although Mr. Riley controls RIM’s voting and investment decisions for its investment advisory clients, RIM and Mr. Riley disclaim beneficial ownership of these shares. B. Riley and Co. Inc. (“BRC”) has sole voting and dispositive power over 50,000 shares of Common Stock. Although Mr. Riley is the Chairman and controlling shareholder of BRC, Mr. Riley disclaims beneficial ownership of these shares. The address of RIM, the Fund, BRC and Bryant Riley is 11100 Santa Monica Blvd. Suite 810, Los Angeles, CA 90025.

       (7) Based on a Schedule 13G reporting beneficial ownership as of July 10, 2007. Represents shares held by Lloyd I Miller, III and affiliated entities, over 788,524 shares of which sole voting or dispositive power is held and over 884,145 shares of which shared voting or dispositive power is held. The principal business office of Lloyd I. Miller, III is located at 4550 Gordon Drive, Naples, FL 64102.

       (8) Based on a Schedule 13G reporting beneficial ownership as of January 29, 2007. Coghill Capital Management, LLC. (“CCM”), is the beneficial owner of the shares as a result of acting as investment manager to CCM Master Qualified Fund, Ltd. (“Fund”), which owns all of the shares. Clint D. Coghill is the Managing Member of CCM. CCM, the Fund, and Mr. Coghill have shared power to dispose of the shares and shared voting power. CCM, the Fund, and Mr. Coghill disclaim beneficial ownership except to the extent of their pecuniary interest. The address of CCM, the Fund and Clint D. Coghill is One North Wacker Drive—Suite 4350, Chicago, IL 60606.

       (9) Includes 1,371,888 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2007. Also includes 23,180 shares held by Mr. Montgomery’s spouse as custodian for his children.

(10) Includes 762,086 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2007.

(11) Includes 567,400 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2007.

(12) Includes 307,510 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2007.

(13) Includes 179,167 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2007.

(14) Includes 158,127 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2007.

(15) Includes 50,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2007.

(16) Includes 90,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2007.

(17) Includes 67,500 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2007.

(18) Includes 40,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2007. Total number of shares includes: 10,000 shares held by the Manoliu/Neimat Living Trust; 3,000 shares held by Dr. Manoliu in an individual retirement account and 1,000 in a qualified retirement plan; and 2,000 shares held in a qualified retirement plan by Marie-Anne Neimat, Dr. Manoliu’s wife.

(19) Includes 50,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2007

(20) Includes 3,544,212 shares issuable upon the exercise of stock options and vesting of restricted stock units within 60 days after July 31, 2007. See footnotes 9 through 19 above.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans and grants made outside of any plans in effect as of April 30, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(c)
Equity Compensation Plans Approved by Security Holders(1)	5,864,711	$7.87	2,617,826
Equity Compensation Plans Not Approved by Security Holders(2)	1,264,728	$8.02	286,774
Total	7,129,439	$7.90	2,904,600

(1)          Consists of Ditech’s 2006 Equity Incentive Plan, 1999 Employee Stock Purchase Plan, 1999 Non-Employee Directors’ Stock Option Plan, 1998 Stock Option Plan, and 1997 Stock Option Plan. With respect to the 1999 Employee Stock Purchase Plan, 468,357 shares available for issuance are included in column (c) in the reserve. Excluded are 172,975 shares of unvested Restricted Stock Awards. No amounts with respect to the 1999 Employee Stock Purchase Plan are included in columns (a) or (b).

(2)          Consists of Ditech’s 1999 Non-Officer Equity Incentive Plan, the 2005 New Recruit Stock Plan, and the 2005 New Recruit Stock Option Plan, and options assumed in connection with the Atmosphere Networks, Inc. acquisition in July 2000 (623 shares) and the Jasomi acquisition in June of 2005 (83,250). Stockholder approval was not required for the assumption of such options. Excluded are 53,717 shares of unvested Restricted Stock Awards.

Description of Equity Compensation Plans Adopted Without the Approval of Stockholders

The following equity compensation plans of Ditech were in effect as of April 30, 2007 and were adopted without the approval of our stockholders: the 1999 Non-Officer Equity Incentive Plan, the 2005 New Recruit Stock Plan, and the 2005 New Recruit Stock Option Plan.

1999 Non-officer Equity Incentive Plan

The material features of Ditech’s 1999 Non-Officer Equity Incentive Plan (the “1999 Plan”) are outlined below:

General

The 1999 Plan provides for the grant of nonstatutory stock options, stock bonuses and rights to purchase restricted stock (collectively “awards”). To date, we have granted only stock options under the 1999 Plan. An aggregate of 1,000,000 shares of Common Stock is reserved for issuance under the 1999 Plan.

Eligibility

Employees and consultants of both Ditech and our affiliates who are not officers or directors of Ditech or any of our affiliates are eligible to receive all types of awards under the 1999 Plan, except that officers who have not been previously employed by Ditech are eligible to receive awards if the award is granted as an inducement essential to such officers entering into an employment contract with Ditech.

Term of Awards

Exercise Price; Payment.   The exercise price of nonstatutory options may not be less than 85% of the fair market value of the stock on the date of grant. The purchase price of restricted stock purchase awards may not be less than 85% of the fair market value of the stock on the date of grant. Stock bonuses may be awarded in consideration for past services actually rendered to Ditech or our affiliates.

The exercise price of options and restricted stock purchase awards granted under the 1999 Plan must be paid either in cash at the time the option is exercised (or at the time the restricted stock is purchased) or, at the discretion of the Board, (i) pursuant to a deferred payment arrangement or (ii) in any other form of legal consideration acceptable to the Board. The exercise price of options may also be paid, at the discretion of the Board, by delivery of other shares of our Common Stock.

Award Vesting.   Awards granted under the 1999 Plan may become exercisable (in the case of options) or released from a repurchase option in favor of Ditech (in the case of stock bonuses and restricted stock purchase awards) in cumulative increments (“vest”) as determined by the Board. The Board has the power to accelerate the time during which an option or a restricted stock purchase award may vest or be exercised. In addition, options granted under the 1999 Plan may permit exercise prior to vesting, but in such event the participant may be required to enter into an early exercise stock purchase agreement that allows Ditech to repurchase unvested shares, generally at their exercise price, should the participant’s service terminate before vesting.

Term.   The maximum term of options granted under the 1999 Plan is 10 years. Options under the 1999 Plan generally terminate three months after termination of the participant’s service, subject to extension in certain circumstances. Ditech generally may repurchase shares that have been issued pursuant to stock bonuses or restricted stock purchase awards granted under the 1999 Plan but have not yet vested as of the date the participant terminates his or her service with Ditech.

Effect of Certain Corporate Transactions.   In the event of (i) a dissolution or liquidation of Ditech or (ii) certain specified types of merger, consolidation or similar transactions (collectively, a “corporate transaction”), any surviving or acquiring corporation may assume options outstanding under the Option Plan or may substitute similar options. If any surviving or acquiring corporation does not assume such options or substitute similar options, then with respect to options held by optionholders whose service with Ditech or an affiliate has not terminated as of the effective date of the corporate transaction, the vesting of such options (and, if applicable, the time during which such options may be exercised) will be accelerated in full and the options will terminate if not exercised at or prior to such effective date.

2005 New Recruit Stock Plan

In connection with our acquisition of Jasomi Networks on June 30, 2005, the Board of Directors adopted the 2005 New Recruit Stock Plan. The 2005 New Recruit Stock Plan does not require approval by our stockholders due to its qualification under the “inducement grant exception” provided by Rule 4350(i)(1)(A)(iv) of the NASD Marketplace Rules. The 2005 New Recruit Stock Plan provides for the grant of restricted stock awards and restricted stock unit awards to newly-hired employees as an inducement for those individuals to enter into an employment relationship with Ditech or its affiliates. For purposes of the 2005 New Recruit Stock Option Plan, eligible employees includes only those individuals newly hired by Ditech or its affiliates, so long as those persons either (i) were not previously employed or serving as a director of Ditech or its affiliates, or (ii) entered into an employment relationship with us following a bona fide period of non-employment. The aggregate number of shares of common stock that may be issued pursuant to restricted stock awards and restricted stock unit awards under the 2005 New Recruit Stock Plan is 500,000 shares. Jasomi Networks employees hired by Ditech received grants of restricted stock or restricted stock units that vested with respect to 1/3 of the shares subject to their award on the first anniversary of the grant date, and with respect to the balance of the shares in a series of eight (8) successive equal quarterly installments over the two year period measured from the first anniversary of the grant date. All grants under the 2005 New Recruit Stock Plan to eligible employees must be approved either by a majority of “independent directors” within the meaning of Rule 4200 of the NASD Marketplace Rules, or by our Compensation Committee.

2005 New Recruit Stock Option Plan

In November 2005, the Board adopted the 2005 New Recruit Stock Option Plan. The 2005 New Recruit Stock Option Plan does not require approval by our stockholders due to its qualification under the “inducement grant exception” provided by Rule 4350(i)(1)(A)(iv) of the NASD Marketplace Rules. The 2005 New Recruit Stock Option Plan provides for the grant of nonstatutory stock options to newly-hired employees as an inducement for those individuals to enter into an employment relationship with Ditech or its affiliates. For purposes of the 2005 New Recruit Stock Option Plan, eligible employees includes only those individuals newly hired by Ditech or its affiliates, so long as those persons either (i) were not previously employed or serving as a director of Ditech or its affiliates, or (ii) entered into an employment relationship with us following a bona fide period of non-employment. The aggregate number of shares of common stock that may be issued pursuant to nonstatutory stock options under the 2005 New Recruit Stock Option Plan is 500,000 shares. Such number includes the 300,000 shares added to the reserve in connection with the hiring of a new Vice President of Worldwide Sales in February 2006. All grants under the 2005 New Recruit Stock Plan to eligible employees must be approved either by a majority of “independent directors” within the meaning of Rule 4200 of the NASD Marketplace Rules, or by our Compensation Committee.

Item 13—Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Ditech has entered into indemnity agreements with certain officers and directors which provide, among other things, that Ditech will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of Ditech, and otherwise to the fullest extent permitted under Delaware law and Ditech’s By-laws.

Policies and Procedures For Review of Related Party Transactions

Pursuant to the charter of our Audit Committee, unless previously approved by another independent committee of our Board of Directors, our Audit Committee reviews and, if determined appropriate, approves all related person transactions. It is management’s responsibility to bring related person transactions to the attention of the members of the Audit Committee.

Our Code of Conduct and Ethics provides that our employees, including our officers and directors, should avoid conflicts of interest that occur when their personal interests may interfere in any way with the performance of their duties or the best interests of Ditech. Our Code of Conduct and Ethics also addresses specific types of related person transactions and how they should be addressed. All of our employees, including our officers and directors, are expected and required to adhere to the Code of Conduct and Ethics. If an officer or director has any questions regarding whether a potential transaction would be in violation of the Code of Conduct and Ethics, they are required to bring this to the attention of our Compliance Officer or General Counsel. If the potential transaction is a related person transaction, it would be recognized as such and brought to the Audit Committee for pre-approval.

Further, each of our officers and directors is knowledgeable regarding the requirements of obtaining approval of related person transactions and is responsible for identifying any related-person transaction involving such officer or director or his or her affiliates and immediate family members and seeking approval from our Audit Committee before he or she or, with respect to immediate family members, any of their affiliates, may engage in the transaction.

Our Audit Committee will take into account all relevant factors when determining whether to approve or disapprove of any related person transaction.

Independence of The Board of Directors

As required under the National Association of Securities Dealers, Inc. (“NASD”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with Ditech’s counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NASD, as in effect time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and Ditech, its senior management and its independent registered public accounting firm, the Board affirmatively has determined that all of Ditech’s directors are independent directors within the meaning of the applicable NASD listing standards, except for Mr. Montgomery, Ditech’s former President and Chief Executive Officer. On August 15, 2007, Mr. Harper became Ditech’s Interim Chief Executive Officer and ceased to be independent.

Item 14—Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table represents aggregate fees billed to Ditech Networks for fiscal years ended April 30, 2007 and April 30, 2006 by PricewaterhouseCoopers LLP for professional services rendered.

	Fiscal Year Ended
	2007	2006
	(in thousands)
Audit Fees	$775	$616
Audit-related Fees	—	—
Tax Fees	—	10
All Other Fees (specifically describe all other fees incurred)	—	—
Total Fees	$775	$626

The audit-related fees consist of the review of Ditech’s S-8 filings.

The tax fees consist of primarily tax compliance services.

All fees described above were approved by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy generally pre-approves specified services in the defined categories of audit and audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee has determined that the rendering of the services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining the principal accountant’s independence, within these defined categories of audit related and tax services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DITECH NETWORKS, INC.
August 28, 2007	By:	/s/ EDWIN L. HARPER
Edwin L. Harper
Chairman of the Board and Interim Chief Executive Officer

Exhibit Index

To Amendment No. 1 to Annual Report on Form 10-K/A

Exhibit	Description of document
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002