Form 10-Q
period 2007-07-31
DITECH NETWORKS INC
filed 2007-09-10
CIK 1080667

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

As of August 31, 2007, 33,247,057 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Networks, Inc.

 Condensed Consolidated Statements of Operations

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended July 31,
	2007	2006

Revenue	$14,022	$21,619
Cost of goods sold (1)	4,683	6,556

Gross profit	9,339	15,063

Operating expenses:
Sales and marketing (1)	5,292	6,198
Research and development (1)	5,051	5,516
General and administrative (1)	2,498	2,006
Amortization of purchased intangible assets	246	246

Total operating expenses	13,087	13,966

Income (loss) from operations	(3,748)	1,097
Other income, net	1,646	1,633

Income (loss) before provision for (benefit from) income taxes	(2,102)	2,730
Provision for (benefit from) income taxes	(1,099)	1,207

Net income (loss)	$(1,003)	$1,523

Per share data:
Basic:
Net income (loss)	$(0.03)	$0.05

Diluted:
Net income (loss)	$(0.03)	$0.04

Weighted shares used in per share calculation:
Basic	32,921	32,400
Diluted	32,921	34,230

(1)           Stock-based compensation expense was as follows for the periods:

Cost of goods sold	$119	$101
Sales and marketing	601	759
Research and development	447	562
General and administrative	200	263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

 Condensed Consolidated Balance Sheets

 (in thousands)

 (unaudited)

	July 31, 2007	April 30, 2007

Assets
Cash and cash equivalents	$28,332	$34,074
Short-term investments	95,640	100,465
Accounts receivable, net of allowance for doubtful accounts of $373 at July 31, 2007 and April 30, 2007	7,966	10,324
Inventories	18,311	13,353
Deferred income taxes	7,034	5,936
Other current assets	1,550	1.262

Total current assets	158,833	165,414

Property and equipment, net	6,288	5,781
Goodwill	16,423	12,637
Purchased intangibles, net	2,148	2,394
Deferred income taxes	40,262	39,892
Other assets	231	266

Total assets	$224,185	$226,384

Liabilities and Stockholders’ Equity
Accounts payable	$3,838	$2,659
Accrued expenses	5,361	7,148
Deferred revenue	665	3,424
Income taxes payable	333	803
Total current liabilities	10,197	14,034

Long term accrued expenses	405	405

Common stock, $0.001 par value: 200,000 shares authorized and 33,233 and 33,044 shares issued and outstanding at July 31, 2007 and April 30, 2007, respectively	33	32
Additional paid-in capital	300,549	298,279
Accumulated deficit	(86,999)	(86,366)

Total stockholders’ equity	213,583	211,945

Total liabilities and stockholders’ equity	$224,185	$226,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

 Condensed Consolidated Statements of Cash Flows

 (in thousands)

 (unaudited)

	Three months ended July 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(1,003)	$1,523
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	657	670
Tax benefit from exercise of stock options	—	158
Deferred income taxes	(1,098)	833
Stock-based compensation expense	1,367	1,685
Amortization of purchased intangibles	246	246
Payment of employee-investor portion of convertible debenture	(590)	(393)
Amortization of employee-investor portion of convertible debentures	50	139
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,358	(1,154)
Inventories	(4,950)	105
Other current assets	(288)	(1,643)
Income taxes	(470)	105
Accounts payable	1,179	3,692
Accrued expenses and other	(1,247)	(1,597)
Deferred revenue	(2,759)	(8,105)

Net cash used in operating activities	(6,548)	(3,736)

Cash flows from investing activities:
Purchases of property and equipment	(1,128)	(1,239)
Purchases of available for sale investments	(1,575)	(14,150)
Sales and maturities of available for sale investments	6,400	13,725
Proceeds from sale of discontinued operations	—	698
Acquisition of Jasomi Networks, Inc., net of cash received	(3,786)	(2,724)
Investment in other assets	(1)	—

Net cash used in investing activities	(90)	(3,690)

Cash flows from financing activities:
Excess tax benefit from exercise of stock options	—	100
Proceeds from employee stock plan issuances	896	565

Net cash provided by financing activities	896	665

Net decrease in cash and cash equivalents	(5,742)	(6,761)
Cash and cash equivalents, beginning of period	34,074	35,707

Cash and cash equivalents, end of period	$28,332	$28,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH NETWORKS, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

1.             DESCRIPTION OF BUSINESS

Ditech Networks, Inc. (the “Company”) designs, develops and markets telecommunications equipment for use in wireline, wireless, satellite and IP telecommunications networks.  The Company’s products enhance and monitor voice quality and provide security in the delivery of voice services.  The Company has established a direct sales force that sells its products in the U.S. and internationally. In addition, the Company is expanding its use of value added resellers and distributors in an effort to broaden its sales channels, primarily in the Company’s international markets.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of July 31, 2007, and for the three month periods ended July 31, 2007 and 2006, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended July 31, 2007 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2007, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 16, 2007, file number 000-26209.

Computation of Income (Loss) per Share

Basic income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding, including the dilutive effect of stock options, using the treasury stock method, and common stock subject to repurchase.  Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  Also included in diluted shares for the three months ended July 31, 2006 were the weighted average effects of the potential conversion to common stock of $4.0 million of convertible notes issued as part of the Jasomi Networks, Inc. (“Jasomi”) acquisition that either matured or converted into Ditech common stock at the election of the holder.  At July 31, 2006, the notes potentially converted to a maximum of 447,000 shares of common stock.  Diluted loss per share for the three months ended July 31, 2007 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended, July 31
	2007	2006
Net income (loss) per share, basic and diluted:
Net income (loss)	$(1,003)	$1,523

Basic:
Weighted average shares used in calculation of basic per share numbers	32,921	32,400

Net income (loss) per share	$(0.03)	$0.05

Diluted:
Shares used in calculation of basic per share numbers	32,921	32,400
Dilutive effect of stock plans	—	1,383
Dilutive effect of convertible debentures	—	447
Shares used in calculation of diluted per share numbers	32,921	34,230

Net income (loss) per share	$(0.03)	$0.04

Comprehensive Income (Loss)

For the three month periods ended July 31, 2007 and 2006, the comprehensive income (loss) was $(1.0) million and $1.5 million, respectively and included the impact of unrealized gains and losses on available for sale investments, net of tax.

Accounting for Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended July 31, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006, the date of adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by APB 25, as allowed under SFAS 123, to the straight-line single-option approach.  Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation consisted of stock option, restricted stock unit and restricted stock expense.  The total compensation cost at July 31, 2007 related to unvested stock option, restricted stock unit and restricted stock awards was $5.3 million that will be recorded as compensation expense over the expected life of the stock option, restricted stock unit and restricted stock awards, which currently extends to July 31, 2011.  The weighted average remaining vesting period of those awards is 1.9 years.  The total tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized was approximately $100,000 during the first three months of fiscal 2007.  There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in the first quarter of fiscal 2008. Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15,  Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option .  SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

Goodwill

The Company’s methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi was based on established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  Goodwill is not amortized.  The goodwill recorded in the Condensed Consolidated Balance Sheet as of July 31, 2007 was $16.4 million.

Impairment of Long-lived Assets

The Company evaluates the recoverability of its long-lived assets, including goodwill, on an annual basis in the fourth quarter, or more frequently if indicators of potential impairment arise.  Following the criteria of SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” and SFAS 142 “Goodwill and Other Intangible Assets”, the Company views itself as having a single operating segment and consequently has evaluated its goodwill for impairment based on an evaluation of the fair value of the Company as a whole.  The Company’s quoted share price from NASDAQ is the basis for measurement of that fair value as the Company’s market capitalization based on share price best represents the amount at which the Company could be bought or sold in a current transaction between willing parties. If the trading price of the Company’s common stock is below the Company’s book value for a substantial period, a goodwill impairment test will be performed by the Company, which could result in an impairment loss being incurred.  We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. Measurement of an impairment loss for long-lived assets that the Company expects to hold and use is based on the difference between the fair value and carrying value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

3.             GOODWILL AND PURCHASED INTANGIBLES

Changes in the Company’s goodwill were as follows (in thousands):

Balance as of April 30, 2007	$12,637
Goodwill acquired during the period	—
New additions to existing goodwill	3,786
Balance as of July 31, 2007	$16,423

New additions to existing goodwill in the first quarter of fiscal 2008 were the result of payment of the non-employee investor portion of the $4.0 million second tranche of convertible notes plus accrued interest due to former Jasomi shareholders.  The entire $4.0 million plus accrued interest was not recorded in goodwill as $581,000 of the notes was paid to employee-shareholders, and was recorded as a reduction in accrued compensation expense.  The remaining portion of the unpaid notes will be paid as certain employees vest into early exercised stock options.  In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), the Company did not record the $4.0 million as acquisition consideration at the date of acquisition, as the Company believed the retention of the designated employees was not assured beyond a reasonable doubt.

The carrying value of intangible assets acquired in the Jasomi business combination was as follows (in thousands):

	July 31, 2007
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(1,510)	$—	$1,390
Customer relationships	1,100	(459)	—	641
Trade name and trademarks	200	(83)	—	117
Goodwill	16,423	—	—	16,423
Total	$20,623	$(2,052)	$—	$18,571

	April 30, 2007
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(1,330)	$—	$1,570
Customer relationships	1,100	(403)	—	697
Trade name and trademarks	200	(73)	—	127
Goodwill	12,637	—	—	12,637
Total	$16,837	$(1,806)	$—	$15,031

In the first quarter of fiscal 2008 and 2007, the Company recorded $246,000 and $246,000, respectively, of amortization of Jasomi acquisition-related intangible assets.

Estimated future amortization expense of purchased intangible assets as of July 31, 2007 is as follows:

Years ended April 30,

2008 (nine months)	$739
2009	985
2010	381
2011	43
$2,148

Other intangible assets included as a component of Other Assets, comprised (in thousands):

	July 31, 2007			April 30, 2007
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value

Software licenses	$3,359	$(3,323)	$36	$3,359	$(3,287)	$72

Amortization expense related to software licenses was $36,000 and $5,000 in the first quarter of fiscal 2008 and 2007, respectively.

4.             BALANCE SHEET ACCOUNTS

Inventories comprised (in thousands):

	July 31, 2007	April 30, 2007

Raw materials	$2,262	$3,104
Work in progress	72	—
Finished goods	15,977	10,249

Total	$18,311	$13,353

Stock-based compensation included in inventories at July 31, 2007 and April 30, 2007 was $26,000 and $18,000, respectively.

Accrued expenses comprised (in thousands):

	July 31, 2007	April 30, 2007

Accrued employee related	$2,872	$4,837
Accrued warranty	698	754
Other accrued expenses	1,791	1,557

Total	$5,361	$7,148

Warranties. The Company provides for future warranty costs upon shipment of its products. The specific terms and conditions of those warranties may vary depending upon the product sold, the customer and the country in which it does business. However, the Company’s warranties generally start from the shipment date and continue for a period of two to five years for the hardware element of our products and 90 days to one year for the software element.

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands):

	Three Months Ended July 31,
	2007	2006

Balance as of April 30	$754	$1,157
Provision for warranties issued during fiscal period	16	74
Warranty costs incurred during fiscal period	(16)	(74)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	(56)	—

Balance as of July 31	$698	$1,157

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

5.             STOCKHOLDERS’ EQUITY

Employee Equity Plans

Employee Stock Purchase Plan

In March and April 1999, the Board adopted, and the stockholders approved, the Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) under which an aggregate of 1,816,666 shares of common stock has been reserved as of July 31, 2007. Employees who participate in the one-year offering period can have up to 15% of their earnings withheld for the purchase of up to a maximum of 700 shares per six-month purchase period pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of common stock on specified dates determined by the Board. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering or end date of the purchase period. In the first quarter of fiscal 2008, 75,606 shares were purchased under the Purchase Plan. As of July 31, 2007, 392,751 shares remain available for issuance under the Purchase Plan.

Stock Option and Restricted Stock Plans

The Company’s 1997 Stock Option Plan serves as the successor equity incentive program to the Company’s 1987 Stock Option Plan and the Supplemental Stock Option Plan (the “Predecessor Plans”). All outstanding stock options under the Predecessor Plans continue to be governed by the terms and conditions of the 1997 Stock Option Plan. The Company reserved 4,000,000 shares of common stock for issuance under the 1997 Stock Option Plan. Under the 1997 Stock Option Plan, the Board of Directors could grant incentive or non-statutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock, as determined by the Board of Directors, at grant date. In November 1998, the Company adopted its 1998 Stock Option Plan and determined not to grant any further options under its 1997 Stock Option Plan. The Company has reserved a total of 4,856,082 shares of common stock for issuance under the 1998 Stock Option Plan, under terms similar to those of the 1997 Stock Option Plan. During fiscal 2000, the Company adopted two non-statutory stock option plans under which a total of 1,350,000 shares were reserved for issuance. The terms of non-statutory options granted under these plans are substantially consistent with non-statutory options granted under the 1997 and 1998 plans. Shares issued through early option exercises are subject to the Company’s right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of July 31, 2007, no shares were subject to repurchase.

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

In connection with the acquisition of Jasomi on June 30, 2005, the Board of Directors adopted the 2005 New Recruit Stock Plan. This plan allows for up to 500,000 shares of restricted stock and restricted stock units to be granted to newly hired employees. The Jasomi Canada employees hired by the Company received shares with a vesting schedule of 1/3 of the shares vesting on the first anniversary of the acquisition date, and the remaining vesting in eight (8) successive equal quarterly installments over the two (2)-year period measured from the first anniversary of the closing date. As of July 31, 2007, 187,557 shares remain available for issuance under the 2005 New Recruit Stock Plan.

In November of 2005 the Board also adopted the 2005 New Recruit Stock Option Plan. A total of 200,000 shares were approved for issuance as non-qualified stock options to newly hired employees only. The terms of the plan are substantially consistent with the non-qualified stock options granted under the Company’s other stock option plans, except that the plan does not allow the early exercise of stock options. In February of 2006, another 300,000 shares were approved and added to the reserve in connection with the hiring of the new vice president of worldwide sales. As of July 31, 2007, there is a reserve of 500,000 shares under the plan.

In September 2006, the Board of Directors amended the 2000 Non-Qualified Stock Plan and re-named it the 2006 Equity Incentive Plan, reserving an additional 2,000,000 shares. As a result of the increase, a total of 7,000,000 shares have been reserved under this plan as of July 31, 2007. The terms of non-statutory options granted under this plan are substantially consistent with non-statutory options granted under the 2000 plan. However, the new plan allows for the grant of other types of equity awards, including restricted stock and restricted stock units. Restricted stock and restricted stock units generally vest over four years with 25% vesting after the first year and the remaining shares vesting ratably every six months thereafter.

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

Activity under the stock option plans referenced above was as follows (in thousands, except life and exercise price amounts):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Exercise Price	Aggregate Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances, April 30, 2007	2,438	7,023	$0.36 - $24.69	$55,463	$7.90
Reservation of shares	—
Restricted stock and restricted stock units issued	(24)
Restricted stock and restricted stock units cancelled	27
Options granted	(56)	56	$7.66 - $8.20	$450	$8.03
Options exercised	—	(93)	$0.36 - $7.19	$(458)	$4.93	$289
Options forfeited	140	(142)	$6.43 - $13.37	$(1,173)	$8.25
Options expired	54	(54)	$2.85 - $14.94	$(722)	$13.30
Balances, July 31, 2007	2,579	6,790	$0.36 - $24.69	$53,560	$7.89

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Aggregate Fair Value	Weighted Average Remaining Contractual Term

Fully vested and expected to vest options	6,283	$7.90	$5,459		5.88

Options vested during the period	5,012	$7.93	$4,851	$27,278	5.20

Restricted stock and restricted stock units outstanding at July 31, 2007 (in thousands, except life):

	Restricted Stock and Restricted Stock Units Outstanding
	Number of Shares or Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Nonvested restricted stock and restricted stock units, April 30, 2007	333
Restricted stock and restricted stock units granted	18
Restricted stock and restricted stock units vested	(26)
Restricted stock and restricted stock units forfeited	(24)
Nonvested restricted stock and restricted stock units, July 31, 2007	301
Fully vested and expected to vest restricted stock and restricted stock units	286	$—	$2,131	2.80
Fully vested restricted stock and restricted stock units currently exercisable	—	—	—	—

For the quarter ended July 31, 2007, the total intrinsic value of restricted stock and restricted stock units vested was $210,000 and the total fair value of shares vested was $159,000.

As of July 31, 2007, approximately $5.3 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs is expected to be recognized over a weighted-average period of 1.9 years and 2.8 years, respectively.

The assumptions used and the resulting estimates of weighted-average fair value per share of options granted and for employee stock purchases under the ESPP during those periods are as follows:

	Three months ended July 31,
	2007	2006

Stock options:
Dividend yield	—	—
Volatility factor	0.67	0.73
Risk-free interest rate	5.0%	5.1%
Expected life (years)	4.8	4.9
Weighted average fair value of options granted during the period	$4.73	$5.35

Employee stock purchase plan:
Dividend yield	—	—
Volatility factor	0.41	0.52
Risk-free interest rate	5.0%	5.2%
Expected life (years)	0.5	0.5
Weighted average fair value of employee stock purchases during the period	$2.11	$2.85

Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$8.03	$8.42

6.             BORROWING AGREEMENT

The Company renewed its line of credit with its bank effective July 31, 2007.  The new line of credit has substantially the same terms as the prior line of credit and expires on July 31, 2008.

7.             INCOME TAXES

Effective May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative affect of adopting FIN 48 at May 1, 2007 was a decrease in the liability for uncertain tax positions and the opening accumulated deficit balance of $363,000.  Upon adoption, the liability for uncertain tax positions at May 1, 2007 was $214,000.  Included in the liability for uncertain tax positions at the date of adoption are interest and penalties of $78,611. The liability for uncertain tax positions, if recognized, will decrease the Company’s tax expense. The Company does not anticipate that the amount of liability for uncertain tax positions existing at July 31, 2007 will change significantly within the next 12 months.  Interest and penalties related to the liability for uncertain tax positions are included in provision for income taxes.

The Company files income tax returns in the U.S. and various foreign jurisdictions, most U.S. and foreign jurisdictions have 3 to 10 years open tax years. The Company is not currently under the examination of income taxes for U.S. federal, state, or other foreign jurisdictions.

The Company recorded a tax benefit of $1,099,000 for the three months ended July 31, 2007 resulting in an effective tax rate of 52%.  The Company recorded a tax expense of $1,200,000 for the three months ended July 31, 2006 resulting in an effective tax rate of 44%. The effective tax rate for the three months ended July 31, 2007 reflected the favorable impact associated with federal and California research credits partially offset by Ditech’s inability to deduct for tax purposes (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants; (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors.  The effective tax rate for the three months ended July 31, 2006 reflected Ditech’s inability to deduct for tax purposes (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants and (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors.

8.             COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel. All of the lawsuits were consolidated into a single action entitled  In re Ditech Communications Corp. Securities Litigation,  No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006. The defendants moved to dismiss the complaint, and by order dated August 10, 2006, the court granted the defendants’ motion and dismissed the complaint with leave to amend. Defendants filed their Second Amended Complaint on September 11, 2006. Defendants again moved to dismiss, and by order dated March 22, 2007, the court dismissed the Second Amended Complaint with leave to amend. Plaintiffs filed their Third Amended Complaint on April 23, 2007. On May 14, 2007, Defendant again moved to dismiss. This latest motion has been set for a hearing on September 7, 2007. This matter is at an early stage; no discovery has taken place and no trial date has been set.

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

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, the Company moved to dismiss the amended complaint based on plaintiffs’ failure to make a demand on the board before bringing suit. On the same day, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants’ motion to dismiss without prejudice.  Plaintiffs have until September 7, 2007 to file an amended complaint.  The Company’s response to any amended complaint will be due October 22, 2007.  These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.

The Company cannot predict the outcome of the lawsuits at this time and has made no provisions for potential losses from these lawsuits.

Lease Commitments

At July 31, 2007, future minimum payments under the Company’s current leases are as follows (in thousands):

Years ended April 30,

2008 (nine months)	818
2009	1,112
2010	1,163
2011	1,173
2012	276

$4,542

9.             REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company currently operates in a single segment - voice processing products.

Geographic revenue information comprises (in thousands):

	Three months ended July 31,
	2007	2006

USA	$11,366	$14,929
Canada	1,352	1,806
Middle East/Africa	993	3,680
Rest of World	311	1,204

Total	$14,022	$21,619

Sales for the three months ended July 31, 2007 included two customers that represented greater than 10% of total revenue (52% and 21%).  Sales for the three months ended July 31, 2006 included two customers that represented greater than 10% of total revenue (62% and 17%).    As of July 31, 2007, the Company had three customers that represented greater than 10% of accounts receivable (30%, 30% and 19%).  At April 30, 2007, two customers represented greater than 10% of accounts receivable (34% and 27% of accounts receivable).

The Company maintained its property and equipment, net in the following countries (in thousands):

	July 31, 2007	April 30, 2007

USA	$5,668	$5,379
Canada	608	395
Rest of World	12	7

Total	$6,288	$5,781

10.                               Subsequent Event

On August 15, 2007, Timothy Montgomery retired as the President, Chief Executive Officer and Director.  Pursuant to his retirement agreement, he will receive salary and benefit continuation for a period of twelve months from the date of his retirement and will be entitled to continued vesting and exercisability of his outstanding options until December 31, 2008.  The cost of these benefits will be recorded as an expense in the second quarter of fiscal 2008.

On August 29, 2007, the Company’s board of directors approved to move forward with the repurchase of up to $50.0 million worth of its common stock.  It is expected that this repurchase will be concluded in the second quarter of fiscal 2008.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended April 30, 2007, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 16, 2007. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our future financial operating results, plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See “Future Growth and Operating Results Subject to Risk” at the end of this Item 2 for factors that could cause future results to differ materially.

Overview

We design, develop and market telecommunications equipment for use in enhancing voice quality and canceling echo in voice calls over wireline, wireless and internet protocol (IP) telecommunications networks. Our products monitor and enhance voice quality and provide security in the delivery of voice services.  Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our more recent product introductions have leveraged the processing capacity of our newer hardware platforms to offer not only echo cancellation but also enhanced Voice Quality Assurance (“VQA”) features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility.

Since becoming a public company in June 1999, our financial success has been primarily predicated on the macroeconomic environment of U.S. wireline and, more recently, wireless carriers as well as our success in selling to the larger carriers.  Since the beginning of calendar year 2004, large North American telecommunications service providers have been engaged in merger and acquisition activity.  This activity largely drove a decline in our fiscal 2006 revenue as one of our two largest fiscal 2005 U.S. customers was and continues to be involved in post-merger integration and, consequently, orders from that customer since the first quarter of fiscal 2006 have been nominal.  Over the last few quarters, we have experienced delays in purchasing decisions relative to voice quality equipment by our domestic and international carriers due to interplay of budget constraints with the strategic nature of their voice quality deployment and their transition to third generation cellular technology (“3G”) networks.  For the foreseeable future, our revenue will continue to be heavily influenced by the buying trends of Verizon Wireless, our largest customer, which accounted for 64% of our total worldwide revenue in fiscal 2007.  In the first quarter of fiscal 2008, our revenue from Verizon Wireless was $7.3 million, or 52%, of total worldwide revenue.  Our revenue also will continue to be primarily generated from sales of our BVP-Flex, which accounted for 59% of our revenue in fiscal 2007 and 54% of revenue in the first quarter of fiscal 2008.  In an attempt to diversify our customer base, we have added sales and marketing resources over the last few years to focus on new large account opportunities in the United States and internationally.

In the United States, we believe that our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks will be key factors in adding new customers and driving opportunities for revenue growth.  The development of our VQA feature set was originally targeted at the international Global System for Mobile Communications (“GSM”) market but has seen growing importance in the domestic market as well.  We continue to focus sales and marketing efforts on international and domestic mobile carriers who might best apply our VQA solution.  We have added sales resources and invested in customer trials domestically and internationally in an attempt to better avail ourselves of these opportunities as they arise.  Despite these efforts we have experienced mixed results as we remain dependant on the buying patterns of a small, yet more diverse, group of large customers.  In fiscal 2006, Orascom Telecom Holding (Orascom) became our largest VQA customer to-date, as well as a step toward our goal of greater customer diversification.  Although our international business accounted for $24.2 million of revenue in fiscal 2007, largely attributable to Orascom, revenue from international customers for the first quarter of fiscal 2008 was only $2.7 million, due to delays in closing international transactions.

We expect additional long-term opportunities for growth will occur in VoIP-based network deployments as there appears to be a growing trend of service providers transitioning from traditional circuit-switched network infrastructure to VoIP.  As such, since the beginning of fiscal 2005 we have directed, and expect to continue to direct, the majority of our R&D spending towards the development of our Packet Voice Processor, a platform targeting VoIP-based network deployments.  The Packet Voice Processor introduces cost-effective voice format transcoding capabilities and combines our VQA software and newly developed PQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter.  To further develop a presence in the VoIP market and future wireless carrier networks, we acquired Jasomi in the first quarter of fiscal 2006.  Jasomi’s currently available PeerPoint C100 session border controller enables VoIP calls over smaller carrier networks to traverse the network address translation (“NAT”) and protects networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them.  We expect that with the combination of our Packet Voice Processor and session border controller technology we may be able to provide a more comprehensive solution to larger carriers’ border services needs.  To date, we have recognized modest revenue from PeerPoint. The first quarter of fiscal 2008 marks the first quarter in which revenue from the Packet Voice Processor exceeded 10% of total revenue.

Acquisition History.   In June 2005, we acquired Jasomi, which developed and sold session border controllers that enable VoIP calls carried by smaller carriers to traverse the NAT and protect networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them.  The combination of Ditech’s Packet Voice Processor and Jasomi’s session border control technology may enable Ditech to provide a more comprehensive solution to larger carriers’ border service needs.  Consideration for the acquisition included $14.8 million in cash, escrow payments, vested options assumed, acquisition costs, and net liabilities assumed plus $7.0 million in non-transferable convertible notes.  The $3.0 million first tranche of convertible notes, plus interest accrued at 5%, was paid in the first quarter of fiscal 2007 and the remaining $4.0 million principal amount of the convertible notes was paid in the first quarter of fiscal 2008.  We additionally issued shares of Ditech restricted stock to new employees hired as part of the acquisition.

Our Customer Base.  Historically, the majority of our sales have been to customers in the United States. These customers accounted for approximately 81% of our revenue in the first three months of fiscal 2008, and 71% and 87% of our revenue in fiscal 2007 and 2006, respectively. However, sales to some of our customers in the U.S. may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of our newer voice processing products, which are targeted at GSM networks, international revenue will continue to become a larger percentage of our overall revenue.

Our revenue historically has come from a small number of customers.  Our largest customer, Verizon Wireless, accounted for approximately 52% of revenue in the first three months of fiscal 2008, and 64% and 79% of our revenue in fiscal 2007 and 2006, respectively.  Our five largest customers accounted for approximately 91% of revenue in the first three months of fiscal 2008, and 88% and 88% of our revenue in fiscal 2007 and 2006, respectively. Consequently, a decline in shipments to any one of these customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business.  Such a decline occurred in the first quarter of fiscal 2008 as we recognized a decrease in revenue from Verizon due to timing of network expansion needs and delays in follow on business from other domestic and international customers.  However, we were not able to offset such decreases in revenue with an increase in activity from new customers.

Critical Accounting Policies and Estimates.  The preparation of our financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We evaluate these estimates on an ongoing basis, including those related to our revenues, allowance for bad debts, provisions for inventories, warranties and recovery of deferred income taxes receivable. Estimates are based on our historical experience and other assumptions that we consider reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual future results may differ from these estimates in the event that facts and circumstances vary from our expectations. If and when adjustments are required to reflect material differences arising between our ongoing estimates and the ultimate actual results, our future results of operations will be affected. We believe that the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies that are described in our Annual Report on Form 10-K filed on July 16, 2007 and amended on August 28, 2007, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of July 31, 2007, we had deferred $3.1 million of revenue.  However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Condensed Consolidated Balance Sheet.  Of the $3.1 million of revenue deferred as of July 31, 2007, approximately $1.1 million was associated with installations and other product related deferrals and $2.0 million was associated with maintenance contracts.  In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date, to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

Investments—Investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year and auction rate securities, which we have historically been able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments. We currently do not have any long-term investment securities with remaining maturities of one year or more. Short-term investments consist primarily of U.S. Government securities and corporate bonds, as well as commercial paper, asset backed securities and certificates of deposit. We have classified our short-term investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in interest income based on specific identification. Interest on securities classified as available-for-sale is also included in other income, net.

Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation allowances, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of allowances required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying allowance requirements in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in the recognition of larger than anticipated write-downs.  For example, in fiscal 2002 we wrote down our OC-3 product due to the complete pull back from the forecasted demand by the primary customer for this product resulting in a $3.5 million write-down of the OC-3 inventory. However, beginning in 2003, the addition of a few new major customers helped to utilize a large portion of the inventory that had been written down resulting in approximately $2.2 million and $455,000 of previously written down inventory being sold in fiscal 2004 and 2003, respectively.  From time to time, we do experience modest levels of sales of other previously written-down inventory.  For the three months ended July 31, 2006, we sold $70,000 of previously written-down inventory.  There were no sales of previously reserved inventory in the first quarter of fiscal 2008. Fiscal 2007 sales of previously written-down inventory had a negligible impact on gross margin as the inventory was sold for approximately its net book value.

Cost of Warranty— At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year.    The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures.  This would result in a decrease in gross profits. As of July 31, 2007, we had recorded $0.7 million of accruals related to estimated future warranty costs.  See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

Goodwill — Our methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi was determined through established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis, or more frequently if conditions warrant it.  The goodwill recorded in the Condensed Consolidated Balance Sheet as of July 31, 2007 was $16.4 million.  Goodwill increased $3.8 million from $12.6 million recorded at April 30, 2007 as we recorded the payment of the non-employee investor portion of the $4.0 million second and final tranche of convertible notes plus accrued interest.

Impairment of Long-lived Assets—We evaluate the recoverability of our long-lived assets, including goodwill, on an annual basis or more frequently if indicators of potential impairment arise. Following the criteria of SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” and SFAS 142 “Goodwill and Other Intangible Assets”, we view Ditech as having a single operating segment and consequently have evaluated goodwill for impairment based on an evaluation of the fair value of Ditech as a whole. Ditech’s quoted share price from NASDAQ is the basis for measurement of that fair value as Ditech’s market capitalization based on share price best represents the amount at which Ditech could be bought or sold in a current transaction between willing parties. We completed our annual goodwill impairment assessment in April 2007, at which time we determined that no impairment had occurred.  If the trading price of our common stock is below our book value for a substantial period, a goodwill impairment test will be performed.  We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. We base measurement of an impairment loss for long-lived assets that we expect to hold and use on the difference between the fair value and carrying value of the asset. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell.

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

Under SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“Black-Scholes”) option-pricing model and is recognized as expense, net of estimated forfeitures, ratably over the requisite service period.  Given our employee stock options have certain characteristics that are significantly different from traded options and, because changes in the subjective assumptions can materially affect the estimated value, in our opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options.  Although we determine the fair value of employee stock options in accordance with SFAS 123R and SAB 107 using the Black-Scholes option-pricing model, that value may not be indicative of the fair value observed between a willing buyer and a willing seller in a market transaction.

The Black-Scholes model requires various highly judgmental assumptions including expected option life and volatility. If any of the assumptions used in the Black-Scholes model or the estimated forfeiture rate changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Accounting for Income Taxes — We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items such as valuation allowances for bad debts and inventory, for tax and accounting purposes. These temporary differences, in conjunction with net operating loss and tax credit carryforwards, result in deferred tax assets and liabilities. On a quarterly basis, we review the expiration dates of our net operating loss carryforwards that we believe to be at near-term risk.  In addition, we complete a study on the impact of Section 382 of the Internal Revenue Code on at least a semi-annual basis to determine whether a change in ownership may limit the value of our net operating loss carryforwards.  We have determined that a valuation allowance against our existing deferred tax assets at July 31, 2007 was not required.  We have considered all evidence, positive and negative, pursuant to SFAS 109, Accounting for Income Taxes” and believe that it is more like than not that our deferred tax assets will be realized based on projections of future taxable income.  However, as noted below in “Future Growth and Operating Results Subject to Risk,” there are risks to our future financial performance and the financial impact of the risks may be difficult to anticipate.  Consequently, there is a possibility that we may not meet the minimum level of U.S. pre-tax income to utilize our net operating loss carryforwards such that all or a portion of our deferred tax assets will become impaired.  In order to evaluate the sensitivity of possible impairment, we applied a hypothetical 10% decrease to future pre-tax income. This hypothetical decrease would not result in the impairment of our deferred tax assets.

Effective May 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We have classified interest and penalties as a component of tax expense. As a result of the implementation of FIN 48 effective May 1, 2007, we recognized a $0.4 million decrease in the liability for unrecognized tax benefits, which was accounted for as a decrease in the May 1, 2007 balance of accumulated deficit.

Recent Accounting Pronouncements   In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

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

	Three Months Ended
	July 31,
	2007	2006
Revenue	100.0%	100.0%
Cost of goods sold	33.4	30.3
Gross Profit	66.6	69.7
Operating expenses:
Sales and marketing	37.7	28.7
Research and development	36.0	25.5
General and administrative	17.8	9.3
Amortization of purchased intangibles	1.8	1.1
Total operating expenses	93.3	64.6
Income (loss) from operations	(26.7)	5.1
Other income, net	11.7	7.5
Income (loss) before provision for (benefit from) income taxes	(15.0)	12.6
Provision for (benefit from) for income taxes	(7.8)	5.6
Net income (loss)	(7.2)%	7.0%

THREE MONTHS ENDED JULY 31, 2007 AND 2006.

Revenue.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2007	2006	from Prior Year
Revenue	$14,022	$21,619	$(7,597)

The decrease in revenue during the first quarter of fiscal 2008 was due to a decrease in revenue from our largest domestic customer, Verizon, and an international customer, Orascom, without an anticipated offsetting increase in other domestic and international business to offset these declines.  Verizon accounted for approximately 52% of our revenue in the first quarter of fiscal 2008 as compared to 62% of the revenue in the first quarter of fiscal 2007.  Our second largest customer in fiscal first quarter of 2008, a domestic VoIP customer, accounted for 21% of revenue as compared to approximately 2% in the first quarter of fiscal 2007. Our second largest customer in the first quarter of fiscal 2007, Orascom, accounted for 7% of our first quarter 2008 revenue as compared to 17% of our revenue in the first quarter of fiscal 2007. No other customer in the first quarter of fiscal 2008 or fiscal 2007 accounted for more than 10% of our revenue.  The primary source of product revenue continues to be from our Broadband Voice Processor Flex (“BVP-Flex”) Echo Cancellation System, which has become the primary system purchased by our domestic customers. The first quarter of fiscal 2008 marks the first time that our VoIP-based products have exceeded 10% of our total revenue.

Geographically, our first quarter fiscal 2008 revenue was primarily domestic at 81% of total worldwide revenue, which was an increase from 69% of revenue reported in the first quarter of fiscal 2007.  The decline in the international portion of our revenue was driven by delays in further deployment of our products by our largest international customer, Orascom, and by slippages in deployment schedules at new international customers that we expected to close during the quarter.

Following the success of our BVP-Flex, revenue over the last three fiscal years and the first quarter of fiscal 2008 has been generated largely from domestic sales.  Our international growth has primarily been dependent on our success in selling VQA.  Although we continue to believe that there are meaningful international revenue opportunities, we continue to experience slower than anticipated purchasing cycles from our existing and prospective international customers, which has resulted in volatility in the level of international revenue from quarter to quarter.  We plan to continue to invest in our international infrastructure and in customer trials to attempt to capture the international revenue opportunities that exist for us.  However, we expect that sales of our BVP-Flex will continue to represent the majority of our revenue in the foreseeable future.    We expect revenue in the second quarter of fiscal 2008 to be in the range of $8 million to $12 million, in part due to continued limited visibility of demand and our current estimate of the timing of closure of domestic and international opportunities.

Cost of Goods Sold and Gross Profit.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2007	2006	from Prior Year
Cost of goods sold	$4,683	$6,556	$(1,873)
Gross profit	$9,339	$15,063	$(5,724)
Gross margin %	66.6%	69.7%	(3.1)pts

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold was primarily driven by the decrease in business volume during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.  Our analysis of gross profit below discusses the other factors driving changes in cost of good sold.

Our gross margin was down modestly due almost entirely to product and customer mix compared to the first quarter of fiscal 2007.  Specifically, lower margins from sales to our VoIP and international customers were partially offset by the recognition of previously deferred revenue which had higher margins.

We expect that gross margins will be in the low 60% range in the second quarter of fiscal 2008 due to product and customer mix, as well as the impact of spreading our manufacturing overhead costs over a smaller revenue base.   We could experience further pricing pressures as we expand the distribution of our products internationally through value-added resellers and distributors, which could cause our gross margins to decrease.

Sales and Marketing.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2007	2006	from Prior Year
Sales and marketing	$5,292	$6,198	$(906)
% of revenue	37.7%	28.7%	9.0pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The decrease in sales and marketing expense in the first quarter of fiscal 2008 was in part due to decreases of $158,000 in stock-based compensation expense.  Salaries and related expense decreased $475,000 due reductions in variable compensation due to the lower than anticipated sales performance and the reversal of relocation accruals which lapsed unused.  Additionally, agent fees, which are third party commissions tied to some of our international sales channel partners, decreased approximately $250,000 due to the decrease in revenue from Asia and the Middle East in the quarter.  We expect sales and marketing expenses to increase in the second quarter of fiscal 2008 due to the timing of tradeshows, recognition of agent fees due to the anticipated mix of international revenue and costs associated with the retirement of our CEO, whose compensation expense has historically been split between sales and marketing and general and administrative expenses.

Research and Development.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2007	2006	from Prior Year
Research and development	$5,051	$5,516	$(465)
% of revenue	36.0%	25.5%	10.5 pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The decrease in expense in the first quarter of fiscal of 2008 as compared to the first quarter of fiscal 2007 was in part related to decreased stock-based compensation expense of $115,000.  Additionally, we experienced a $390,000 decline in the level of spending on outside consultants and allocated costs due in part to the increased headcount, but also due to the stage of development of our product not requiring supplemental resources to meet development timetables.  These decreases were partially offset by an increase in salary and related expense of approximately $100,000 due to hiring and salary rate increases.   Our spending during the quarter was primarily associated with our continued research and development efforts for our new packet-based voice products.  We expect to incur a slight decrease in our research and development spending as we continue to selectively invest in our packet-based products.

General and Administrative.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2007	2006	from Prior Year
General and administrative	$2,498	$2,006	$492
% of revenue	17.8%	9.3%	8.5 pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The increase in general and administrative expense was largely due to increased professional fees due to adoption of FIN 48 and increased activity related to our outstanding legal matters which totaled approximately $380,000, increased recruiting costs of approximately $170,000 associated with the search for a new CEO and a modest increase in salary and related costs due to an increase in headcount and pay rates, partially offset by a decline in variable compensation due to our exiting CEO not having a variable compensation plan in fiscal 2008.  These increases were partially offset by a $63,000 decrease in SFAS 123R stock compensation.  We expect general and administrative expenses to be relatively flat in the second quarter as declines in professional fees and recruiting are offset by the expense associated with our exiting CEO as specified in his retirement agreement.

Stock-based Compensation.

Stock based compensation expense recognized under SFAS 123R in the first quarter of fiscal 2008 and fiscal 2007 was as follows:

	Three months ended July 31,
$’s in thousands	2007	2006
Cost of good sold	$119	$101
Sales and marketing	601	759
Research and development	447	562
General and administrative	200	263
Total	$1,367	$1,685

The decline in stock based compensation is due to the timing of option grants that are subject to accounting under SFAS 123R.  To the extent that compensation related to older option grants becomes fully recognized and is not replaced with compensation attributable to new option grants, we will experience a decline in overall stock compensation expense.  We expect to continue to experience a declining level of expense related to stock compensation until we have a significant level of new option grants, either tied to hiring new employees or annual refresher grants to existing employees. We expect that the second quarter of 2008 will also see a one time increase in stock compensation related to the modification of our retiring CEO’s option terms pursuant to his retirement package.

Other Income, Net.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2007	2006	from Prior Year
Other income, net	$1,646	$1,633	$13
% of revenue	11.7%	7.6%	4.1 pts

Other income, net consists of interest income on our invested cash and cash equivalent balances, foreign currency activities, and a nominal amount of interest expense. The marginal year-over-year increase in other income, net was primarily attributable to relatively stable interest rates and consistent levels of invested cash.  We expect that as a result of our anticipated repurchase of shares in the second quarter of fiscal 2008, we will experience a significant reduction in other income, as the level of invested cash could decline by up to $50 to $60 million in the latter half of the quarter.

Income Taxes.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2007	2006	from Prior Year
Provision for (benefit from) income taxes	$(1,099)	$1,207	$2,306
% of revenue	(7.8)%	5.6%	13.4pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the first quarter of fiscal 2008 was approximately (52)% compared to 44% in the first quarter of fiscal 2007.  The effective tax rate for the first quarter of fiscal 2008 and 2007 reflected Ditech’s inability to deduct for tax purposes (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants and (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors.  In fiscal 2008, these items were offset by favorable levels of R&D credit due to continued expanded spending on product development.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2007, we had cash and cash equivalents of $28.3 million as compared to $34.1 million at April 30, 2007. Additionally we had short-term investments of $95.6 million as of July 31, 2007 as compared to $100.5 million at April 30, 2007.  As of July 31, 2007, we had renewed our $2 million line of credit facility with our bank.  The new line of credit expires on July 31, 2008 and carries substantially the same terms as the old line of credit.   There were no amounts outstanding under the line as of July 31, 2007.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Three months ended July 31,
$’s in thousands	2007	2006
Cash flow from operating activities	$(6,548)	$(3,736)

The net use of cash in operations for the first quarter of fiscal 2008 was partially attributable to the $1.0 million net loss experienced for the quarter, which was largely driven by the lower than anticipated revenue levels.  This decline in revenue had two additional associated and somewhat offsetting impacts on operating cash flows in that the lower revenue levels provided $2.4 million of cash flows due to reduced accounts receivable levels, which were more than offset by a $4.9 million use of cash to support the growth in inventory built to support the level of anticipated sales.  In addition to these uses of cash, we used $1.1 million in cash due to the increase in our deferred tax asset position attributable to new net operating loss carry forwards created in the quarter and $2.8 million of cash attributable to the decline in our deferred revenue levels, as previously deferred revenue transactions were recognized.

Our accounts receivable days sales outstanding at July 31, 2007 was approximately 51 days compared to 48 days at April 30, 2007.

We expect cash flows from operations in the coming quarter to be approximately break even as we begin to bring down our level of inventory, which should substantially offset the effects of the anticipated net loss for the second quarter.  The anticipated decline in inventory levels is based on our curtailment of inventory purchases in the second quarter of fiscal 2008, which will allow us to begin to draw the level of inventory built up over the last two fiscal quarters.

	Three months ended July 31,
$’s in thousands	2007	2006
Cash flow from investing activities	$(90)	$(3,690)

We used $0.1 million in cash in our investing activities in the first quarter of fiscal 2008.  This usage of cash reflects the final payment of $3.8 million against the Jasomi convertible notes payable and $1.1 million related to the purchase of fixed assets, primarily for lab and test equipment to support the development and manufacturing of our Packet Voice Processor.  These uses of cash were substantially offset by the net sales and maturities of short-term investments.  We plan to continue to invest in capital assets related to product expansions and to support our efforts to sell our VoIP products.  However, we expect that we will generate cash from investing activities in the second quarter of fiscal 2008 as we liquidate short-term investments for use in our planned repurchase of our common stock.

	Three months ended July 31,
$’s in thousands	2007	2006
Cash flow from financing activities	$896	$665

We generated $0.9 million of cash flow from financing activities in the first quarter of fiscal 2008 due to funds received from the employee stock purchase plan and stock option exercises.   Although over the long-term, we expect to continue to have positive cash flows from financing activities due to employee stock plan activity, we expect that in the second quarter we will have a net use of cash from financing activities due to the planned repurchase of common stock.

We have no material commitments other than obligations under operating leases, particularly our facility leases and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting.  We currently occupy approximately 61,000 square feet of space in the two buildings that form our Mountain View, California headquarters.  In September 2005, we renegotiated our Mountain View, California lease, which extended the lease term through July 31, 2011 and reduced the rent cost.  We additionally have leased office space in Calgary, Canada, primarily for R&D operations, under an operating lease expiring January 31, 2011.  Our contractual obligations as of July 31, 2007 were as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years
Operating leases	$4,542	$818	$2,275	$1,449	$—
Purchase commitments	4,502	4,502	—	—	—

Total	$9,044	$5,320	$2,275	$1,449	$—

We believe that we will be able to satisfy our cash requirements for at least the next two years from our existing cash and short-term investments together with anticipated cash generated from operations.  We renewed our $2 million line of credit, which now expires in July 2008. The ability to fund our operations beyond the next two fiscal years will be dependent on the overall demand of telecommunications providers for new capital equipment. In the event that our customers significantly reduce their purchases of our products compared to current levels of purchases, we may need to find additional sources of cash during fiscal 2009 or be forced to reduce our spending levels to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 91% of our revenue in the first quarter of fiscal 2008 and 88% of our revenue in fiscal 2007 and 2006.  Our largest customer accounted for approximately 52% of our revenue in the first quarter of fiscal 2008 and 64% of our revenue in fiscal 2007.  A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.  In addition, our customer concentration exposes us to credit risk as, for example, 79% of our accounts receivable balance at July 31, 2007 was from three customers.

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

We expect that, at least through fiscal 2008, our primary business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, could limit the rate of growth of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for products we sold in fiscal 2007 and 2006, which are deployed in mobile and wireline networks. Although the first quarter of fiscal 2008 was the first quarter in which revenue from our Packet Voice Processor targeted at the VoIP market, was greater than 10% of our total revenue, there is no guarantee that we will continue to be successful in selling the Packet Voice Processor in volume into those VoIP networks.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND WE ANTICIPATE THAT THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue significantly declines, as we experienced in the first nine months of fiscal 2006 and again in the first quarter of fiscal 2008, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price. For example, when we announced in May 2005 that we expected our revenue for the first quarter of fiscal 2006 would be less than half of our revenue in the last quarter of fiscal 2005, our stock price dropped from a closing price of $12.59 just prior to our announcement to a closing price of $7.79 per share on the day following our announcement.  More recently, we have experienced delays in customers finalizing contracts and/or issuing purchase orders, which have resulted in revenues slipping out of the quarter in which we had expected to recognize them. This resulted in a revenue shortfall in the second and fourth quarters of fiscal 2007 and again in the first quarter of fiscal 2008.  In each of these cases we experienced a minimum of a 10% - 15% drop in our stock price following the announcement of these revenue shortfalls.

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

Our customers may delay or rescind orders for our existing products in anticipation of the release of our or our competitors’ new products, due to merger and acquisition activity or if they are unable to secure sufficient credit to enable their purchases. Further, if our or our competitors’ new products substantially replace the functionality of our existing products, our existing products may become obsolete, which could result in inventory write-downs, and/or we could be forced to sell them at reduced prices or even at a loss.

In addition, the sales cycle for our products is typically lengthy. Before ordering our products, our customers perform significant technical evaluations, which typically last up to 90 days or more for our base echo cancellation systems and up to 180 days or more for our newer VQA and PVP product offerings. Once an order is placed, delivery times can vary depending on the product ordered and the timing of installations or product acceptance may be delayed by our customers. As a result, revenue forecasted for a specific customer for a particular quarter may not occur in that quarter. Further, in a fiscal quarter for which we enter the quarter with a small backlog relative to our revenue target, we are at heightened risk for the factors noted above as we are more dependent on the generation of new orders within the quarter to meet the revenue targets. Because of the potentially large size of our customers’ orders, this would adversely affect our revenue for the quarter.

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE WHICH COULD CAUSE OUR SALES TO DECLINE.

We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete due to new product introductions by competitors, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. Although we believe we will meet our product introduction timetables, there is no guarantee that delays will not occur. For example, we realized our first modest levels of revenue from our new voice quality features, which are offered on our BVP-Flex and Quad Voice Processor (QVP) voice processing hardware platforms, in the fourth quarter of fiscal 2004 and are currently experiencing numerous customer evaluations of these features around the world. These evaluations have typically taken longer than we anticipated. Although we have experienced our first full year of substantial revenue from our VQA products, there is no guarantee that our VQA products will continue to meet the expectations of new potential customers and the timing of our realization of any additional revenues from the VQA platform could be delayed or not materialize at all.

The Packet Voice Processor, which has only experienced modest levels of production shipments to date, provides voice processing functionality to enable the deployment of end-to-end VoIP services. This is the first packet-based product developed by us. The product may not achieve broad market acceptance due to feature or capabilities mismatches with customer requirements, product pricing, or limitations of our sales and marketing organizations to properly interact with customers to communicate the benefits of the product.

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

WE MAY NEED TO MODIFY OUR PRODUCTS AS A RESULT OF CHANGES IN INDUSTRY STANDARDS.   The emergence of new industry standards, whether through adoption by official standards committees or widespread use by service providers, could require us to redesign our products. If these standards become widespread, and our products are not in compliance with such standards, our current and potential customers may not purchase our products. The rapid development of new standards increases the risk that our competitors could develop and introduce new products or enhancements directed at new industry standards before us.

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

We depend heavily on key management and technical personnel for the conduct and development of our business and the development of our products. However, there is no guarantee that if we lost the services of one or more of these people for any reason, that it would not adversely affect our ability to conduct and expand our business and to develop new products. We believe that our future success will depend in large part upon our continued ability to attract, retain and motivate highly skilled technical employees. However, we may not be able to do so. For example, our current chief executive officer has retired, and we are in the process of searching for a new executive officer. Our chairman of the board, Edwin Harper, has agreed to assume the role of Interim CEO, effective August 15, 2007.  If we are not able to hire a new chief executive officer with the skills and industry experience that we need, our business may suffer.

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

When implementing significant technology upgrades, large U.S. and international telecommunications services companies often require one major equipment supplier to act as a “systems integrator” (SI) to ensure interoperability of all the network elements. Normally the SI would provide the most crucial network elements and also take responsibility for the interoperation of their own equipment with the equipment provided by other suppliers. We are not in a position to take such a lead SI position and therefore we may have to partner with an SI (other, much larger, telecommunication equipment supplier) to have a chance to win business with certain customers. As a result, we may experience delays in revenue because it could take a long time to agree to terms with the necessary SI and such terms may reduce our profitability for that transaction. Moreover, there is no guarantee that we will reach agreement with a SI.

IF INCUMBENT AND EMERGING COMPETITIVE SERVICE PROVIDERS AND THE TELECOMMUNICATIONS INDUSTRY AS A WHOLE EXPERIENCE A DOWNTURN OR REDUCTION IN GROWTH RATE, THE DEMAND FOR OUR PRODUCTS WILL DECREASE, WHICH WILL ADVERSELY AFFECT OUR BUSINESS.

Our success will continue to depend in large part on development, expansion and/or upgrade of voice and communications networks. We are subject to risks of growth constraints due to our current and planned dependence on U.S. and international telecommunications service providers. In fiscal 2001, for example, we experienced, as did other companies in our sector, a slowdown in infrastructure spending by our customers. These potential customers may be constrained for a number of reasons, including their limited capital resources, economic conditions, changes in regulation and mergers or consolidations which we have seen in North America since calendar year 2004. New service providers (E.g., Skype, Google and Yahoo) are beginning to compete against our traditional customers with new business models that are substantially reducing the prices charged to end users. This competition may force network operators to reduce capital expenditures, which could reduce our revenue.

WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS.

Historically, we have sold mostly to customers in North America. We are continuing to execute on our plans to expand our international presence through the establishment of new relationships with established international value-added resellers and distributors. However, we may still be required to hire additional personnel for the overseas market, may invest in markets that ultimately generate little or no revenue, and may incur other unforeseen expenditures related to our international expansion. Despite these efforts, to date our expansion overseas has met with success in only a few markets and there is no guarantee of future success. As we expand our sales focus farther into international markets, we will face new and complex issues that we may not have faced before, such as expanded risk to currency fluctuations, longer payment cycles, manufacturing overseas, political or economic instability, potential adverse tax consequences and broadened import/export controls, which will put additional strain on our management personnel. In the past, the vast majority of our international sales have been denominated in U.S. dollars; however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies, which may expose us to greater exchange rate risk.

The number of installations we will be responsible for may increase as a result of our continued international expansion and recognition of revenue may be dependent on product acceptances that are tied to completion of such installations. In addition, we may not be able to establish more relationships with international value-added resellers and distributors. If we do not, our ability to increase sales could be materially impaired.

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

In April 2002, we sold our echo cancellation software technology and future revenue streams from our licenses of acquired technology to Texas Instruments, in return for cash and a long-term license of the echo cancellation software. The license had an initial four-year royalty-free period after which, in March 2006, we (1) extended the royalty-free period through December 31, 2007 for certain legacy DSPs purchased from TI primarily to support our remaining warranty obligation for our end-of-life products and (2) negotiated new pricing based on the purchase of DSPs bundled with the echo software for our current products. Although the licensing agreement has strong guarantees of support for the software used in our products, if Texas Instruments were to not deliver complete and timely support to us, our success in the echo cancellation systems business could be adversely affected.

IF TEXAS INSTRUMENTS LICENSES ITS ECHO CANCELLATION SOFTWARE TO OTHER ECHO CANCELLATION SYSTEMS COMPANIES, THIS COULD INCREASE THE COMPETITIVE PRESSURES ON OUR ECHO CANCELLATION SYSTEMS BUSINESS.

If Texas Instruments licenses its echo cancellation software that it acquired from us in April 2002 to other echo cancellation systems companies, it could increase the level of competition we face and adversely affect our success in our echo cancellation systems business.

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

As part of our 14001-certified management system and our overall commitment to the environment we are investigating the requirements set forth by the RoHS directive. Based on some independent industry benchmarking, and guidance offered by the UK’s Department of Trade and Industry, we believe that our product, telecommunication network infrastructure equipment, qualifies for the lead-in-solder exemption of the RoHS Directive. Consequently, we have obtained what is commonly called “5 of 6” compliance.  We will continue to monitor the evolution of the EC/95 and related industry activities and will take appropriate action for those products that we sell into EU countries and territories. Moreover, we will continue to monitor the evolution of the EC/96 and related industry activities elsewhere in the world and will take appropriate action for those products that we sell into regions adopting new environmental standards. There is no guarantee that we will be successful in complying with these evolving environmental requirements. If we are unsuccessful in complying with these environmental requirements, it would limit our ability to sell into territories adopting new environmental requirements, which could impact our total revenue and overall results of operations.

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

In addition, a stockholder’s derivative suit was filed against our directors and the same two executive officers, and named Ditech nominally as a defendant, making similar allegations. This shareholder’s derivative suit was subsequently voluntarily dismissed without prejudice, which means that the shareholder is able to refile the shareholder’s derivative suit at any time.

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

THERE IS RISK THAT WE WILL NOT BE ABLE TO FULLY UTILIZE THE DEFERRED TAX ASSETS RECORDED ON OUR BALANCE SHEET.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” we are required to establish a valuation allowance against our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. At July 31, 2007, we had $47.3 million in net deferred tax assets, which we believe are realizable based on the requirements of SFAS 109. However, because we have had volatile operating results in the past, including a modest net loss in the most recent fiscal quarter, and because there is no guarantee that the amount and timing of our future net profits will be sufficient to fully utilize our deferred tax assets, there is a risk that we will have to record valuation allowances in the future. Moreover, there is a risk that unfavorable audits of, for example, tax credit or NOL carryforwards by government agencies or change of ownership limitations (Section 382) may reduce the value of our deferred tax assets. If any of these events were to occur, our financial results for one or more periods would be adversely affected.

THERE IS RISK THAT SOME OR ALL OF THE GOODWILL RECORDED ON OUR BALANCE SHEET COULD BE SUBJECT TO IMPAIRMENT LOSSES SHOULD WE EXPERIENCE A PROLONGED DECLINE IN OUR STOCK PRICE.

As noted in the discussion of our accounting policies, above, we evaluate the recoverability of our goodwill based on the fair value of Ditech as a whole.  Our quoted share price from NASDAQ is the basis for measurement of that fair value, as we believe our market capitalization best represents the amount at which Ditech could be bought or sold in a current transaction between willing parties, excluding a control premium.  Since July 31, 2007, our stock price and therefore our market capitalization have declined.  Should this decline in value continue for an extended period of time and it appear that it was other than a temporary occurrence, it is possible that we could be subject to impairment losses associated with our goodwill.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term investment portfolios. Our cash, cash equivalents, and short-term investments are primarily maintained at four major financial institutions in the United States. As of July 31, 2007 and April 30, 2007, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempt to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity.  We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities, which management is able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments.  Short-term investments consist primarily of corporate bonds and asset backed securities.  Short-term investments are maintained at three major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value.  If we sell our short-term investments prior to their maturity, we may incur a charge to operations in the period the sale took place.  In the first quarter of fiscal 2008, we realized no gains or losses on our short-term investments.

The following table presents the hypothetical changes in fair values of our investments as of July 31, 2007, based on discounted cash flow calculation over the remaining term of each investment that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of July 31, 2007	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Total investments	$95,640	$95,640	$95,640	$95,640	$95,640	$95,640	$95,640

This compares to the hypothetical changes in fair values of our investments as of April 30, 2007, based on a discounted cash flow calculation over the remaining term of each investment, that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of April 30, 2007	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Total investments	$100,465	$100,465	$100,465	$100,465	$100,465	$100,465	$100,465

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

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of July 31, 2007 and April 30, 2007 (in thousands). Carrying value approximates fair value.

	July 31, 2007		April 30, 2007
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$28,332	2.97%	$34,074	4.19%
Short-term investments	95,640	5.26%	100,465	5.25%

Total	$123,972	4.73%	$134,539	4.98%

To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign invoices are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

Item 4—Controls and Procedures

Ditech Networks, Inc. (the Company) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of July 31, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that as of July 31, 2007, the Company’s disclosure controls and procedures were not effective because of the material weakness described below. Notwithstanding the material weakness described below, our management believes that the financial statements included in this Form 10-Q are fairly presented in all material respects in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls to accurately account for a marketing fund allowance issued to a customer under a non-standard contract. This control deficiency resulted in a review adjustment to our consolidated financial statements. Additionally, this control deficiency could result in a misstatement to revenue and accrued liabilities that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Plan for Remediation of the Material Weakness

The Company will continue its focus on training on accounting for consideration given by a vendor to customer and its related impact on revenue.

In addition, we will enhance the effectiveness of the review process performed by Ditech’s Revenue Recognition Committee by adding an additional review of non-standard terms in all non-standard customer contracts.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended July 31, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel. All of the lawsuits were consolidated into a single action entitled  In re Ditech Communications Corp. Securities Litigation,  No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006. The defendants moved to dismiss the complaint, and by order dated August 10, 2006, the court granted the defendants’ motion and dismissed the complaint with leave to amend. Defendants filed their Second Amended Complaint on September 11, 2006. Defendants again moved to dismiss, and by order dated March 22, 2007, the court dismissed the Second Amended Complaint with leave to amend. Plaintiffs filed their Third Amended Complaint on April 23, 2007. On May 14, 2007, Defendant again moved to dismiss. This latest motion has been set for a hearing on September 7, 2007. This matter is at an early stage; no discovery has taken place and no trial date has been set.

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

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, Ditech moved to dismiss the amended complaint based on plaintiffs’ failure to make a demand on the board before bringing suit. On the same day, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants’ motion to dismiss without prejudice.  Plaintiffs have until September 7, 2007 to file an amended complaint.  The company’s response to any amended complaint will be due October 22, 2007.  These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2007, as filed with the SEC on July 16, 2007, have not substantively changed, except for the following risk factors:

1. The risk factor “We Depend On A Limited Number Of Customers, The Loss Of Any One Of Which Could Cause Our Revenue To Decrease,” was revised to include first quarter of fiscal 2008 financial information and to include credit risk associated with our customer concentration.

2. The risk factor “We Are Reliant Primarily On Our Voice Quality Business To Generate Revenue Growth And Profitability, Which Could Limit Our Rate Of Future Revenue Growth,” was revised to include first quarter of fiscal 2008 financial information.

3. The risk factor “Our Operating Results Have Fluctuated Significantly In the Past, And We Anticipate That They May Continue To Do So In The Future, Which Could Adversely Affect Our Stock Price.” was revised to include first quarter of fiscal 2008 financial information.

4. The risk factor “Our Revenue May Vary From Period to Period,” was revised to include a reference to the length of time our customer’s need to perform their technical evaluation of our PVP product.

5. The risk factor “If We Lose The Services Of Any Of Our Key Management Or Key Technical Personnel, Or Are Unable To Retain Or Attract Additional Technical Personnel, Our Ability To Conduct And Expand Our Business Could Be Impaired” has been updated to reflect the retirement of our former Chief Executive Officer.

6. The risk factor “We Currently Are, And In The Future May Be, Subject To Additional Securities Lawsuits” was updated to describe the current status of the lawsuits.

7. The risk factor “There Is Risk That We Will Not Be Able To Fully Utilize The Deferred Tax Assets Recorded On Our Balance Sheet.” was revised to update the figure for net deferred tax assets and to note that we had a modest net loss.

8. The risk factor “There Is Risk That Some Or All Of The Goodwill Recorded On Our Balance Sheet Could Be Subject To Impairment Losses Should We Experience A Prolonged Decline In Our Stock Price” was added to describe the risk of a prolonged decline in our stock value to our evaluation of impairment of our goodwill.

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
2.3(3)

Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson

3.1(4)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(5)	Bylaws of Ditech Networks, Inc., as amended and restated

4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(8)	Executive Officer Cash Compensation Arrangements
10.2(9)	Transition and Retirement Agreement, dated May 8, 2007, between Timothy K. Montgomery and Ditech Networks, Inc.
10.3(10)	Interim CEO Employment Letter dated August 16, 2007 between Edwin L. Harper and Ditech Networks, Inc.
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5) Incorporated by reference from the exhibit 3.1 to Ditech’s Current Report on Form 8-K (File No. 000-26209), filed August 15, 2007.

(6) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed March 30, 2001.

(7) Incorporated by reference from the exhibit with corresponding descriptions from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(8) Incorporated by reference from Item 5.02 of Ditech’s Current Report on Form 8-K (File No. 000-26209), filed May 17, 2007.

(9) Incorporated by reference to Exhibit 10.1 of Ditech’s Current Report on Form 8-K (File No. 000-26209), filed May 10, 2007.

(10) Incorporated by reference to Exhibit 10.1 of Ditech’s Current Report on Form 8-K (File No. 000-26209), filed September 7, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Networks, Inc.
Date: September 10, 2007	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
2.3(3)

Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson

3.1(4)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(5)	Bylaws of Ditech Networks, Inc., as amended and restated

4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(8)	Executive Officer Cash Compensation Arrangements
10.2(9)	Transition and Retirement Agreement, dated May 8, 2007, between Timothy K. Montgomery and Ditech Networks, Inc.
10.3(10)	Interim CEO Employment Letter dated August 16, 2007 between Edwin L. Harper and Ditech Networks, Inc.
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5) Incorporated by reference from the exhibit 3.1 to Ditech’s Current Report on Form 8-K (File No. 000-26209), filed August 15, 2007.

(6) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed March 30, 2001.

(7) Incorporated by reference from the exhibit with corresponding descriptions from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(8) Incorporated by reference from Item 5.02 of Ditech’s Current Report on Form 8-K (File No. 000-26209), filed May 17, 2007.

(9) Incorporated by reference to Exhibit 10.1 of Ditech’s Current Report on Form 8-K (File No. 000-26209), filed May 10, 2007.

(10) Incorporated by reference to Exhibit 10.1 of Ditech’s Current Report on Form 8-K (File No. 000-26209), filed September 7, 2007.