Form 10-Q
period 2007-10-31
DITECH NETWORKS INC
filed 2007-12-07
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

As of November 30, 2007, 25,966,898 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Networks, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
Revenue	$6,637	$21,098	$20,659	$42,717
Cost of goods sold (1)	4,411	6,815	9,094	13,371

Gross profit	2,226	14,283	11,565	29,346

Operating expenses:
Sales and marketing (1)	5,185	6,635	10,477	12,833
Research and development (1)	5,394	5,122	10,445	10,638
General and administrative (1)	2,861	2,169	5,359	4,175
Amortization of purchased intangible assets	246	247	492	493

Total operating expenses	13,686	14,173	26,773	28,139

Income (loss) from operations	(11,460)	110	(15,208)	1,207
Other income, net	1,515	1,684	3,161	3,317

Income (loss) from operations before provision for (benefit from) income taxes	(9,945)	1,794	(12,047)	4,524
Provision for (benefit from) income taxes	(4,532)	723	(5,631)	1,930

Net income (loss)	$(5,413)	$1,071	$(6,416)	$2,594

Per share data:
Basic:
Net income (loss)	$(0.18)	$0.03	$(0.20)	$0.08

Diluted:
Net income (loss)	$(0.18)	$0.03	$(0.20)	$0.08

Weighted shares used in per share calculation:
Basic	30,533	32,526	31,727	32,463
Diluted	30,533	33,882	31,727	33,920

(1) Stock-based compensation expense was allocated by function as follows:

Cost of Sales	$79	$113	$198	$214
Sales and marketing	373	711	974	1,470
Research and development	276	562	723	1,124
General and administrative	560	507	760	769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	October 31, 2007	April 30, 2007
Assets
Cash and cash equivalents	$19,163	$34,074
Short-term investments	50,225	100,465
Accounts receivable, net of allowance for doubtful accounts of $315 and $373 at October 31, 2007 and April 30, 2007, respectively	3,209	10,324
Inventories	18,628	13,353
Deferred income taxes	7,034	5,936
Other current assets	1,180	1,262

Total current assets	99,439	165,414

Property and equipment, net	6,134	5,781
Long-term investments	8,728	—
Goodwill	16,423	12,637
Purchased intangibles, net	1,902	2,394
Deferred income taxes	45,288	39,892
Other assets	197	266

Total assets	$178,111	$226,384

Liabilities and Stockholders’ Equity
Accounts payable	$1,882	$2,659
Accrued expenses	6,736	7,148
Deferred revenue	932	3,424
Income taxes payable	368	803
Total current liabilities	9,918	14,034

Long term liabilities	396	405

Common stock, $0.001 par value: 200,000 shares authorized and 25,883 and 33,044 shares issued and outstanding at October 31, 2007 and April 30, 2007, respectively	25	32
Additional paid-in capital	260,924	298,279
Accumulated other comprehensive loss	(739)	—
Accumulated deficit	(92,413)	(86,366)

Total stockholders’ equity	167,797	211,945

Total liabilities and stockholders’ equity	$178,111	$226,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended October 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(6,416)	$2,594
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,284	1,314
Provision for doubtful accounts	—	67
Tax benefit from exercise of stock options	—	59
Deferred income taxes	(5,667)	1,653
Gain on disposal of property and equipment	(14)	—
Stock-based compensation expense	2,654	3,577
Amortization of purchased intangibles	492	493
Payment of employee-investor portion of convertible debenture	(605)	(399)
Amortization of employee-investor portion of convertible debentures	50	215
Other	2	2
Changes in assets and liabilities:
Accounts receivable	7,115	(3,689)
Inventories	(5,273)	(1,358)
Other current assets	82	240
Income taxes	(385)	79
Accounts payable	(777)	4,836
Accrued expenses and other	134	(408)
Deferred revenue	(2,492)	(10,367)

Net cash used in operating activities	(9,816)	(1,092)

Cash flows from investing activities:
Purchases of property and equipment	(1,551)	(2,325)
Purchases of available for sale investments	(13,636)	(27,485)
Sales and maturities of available for sale investments	53,899	26,035
Proceeds from sale of discontinued operations	—	698
Acquisition of Jasomi Networks, Inc., net of cash received	(3,786)	(2,724)
Decrease in other assets	(3)	(118)

Net cash provided by (used in) investing activities	34,923	(5,919)

Cash flows from financing activities:
Repurchase of common stock	(40,999)	—
Excess tax benefit from exercise of stock options	—	126
Proceeds from employee stock plan issuances	981	775

Net cash provided by (used in) financing activities	(40,018)	901

Net decrease in cash and cash equivalents	(14,911)	(6,110)
Cash and cash equivalents, beginning of period	34,074	35,707

Cash and cash equivalents, end of period	$19,163	$29,597

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of October 31, 2007, and for the three and six month periods ended October 31, 2007 and 2006, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended October 31, 2007 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2007, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 16, 2007, file number 000-26209.

Computation of Income (Loss) per Share

Basic income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding, including the dilutive effect of stock options, using the treasury stock method.  Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  Also included in diluted shares for the three and six months ended October 31, 2006 are the weighted average effect of the potential conversion to common stock of $4.0 million of convertible notes issued as part of the Jasomi Networks, Inc. (“Jasomi”) acquisition, which were convertible into the Company’s common stock at the election of the holder.  At October 31, 2006, the notes potentially converted to a maximum of 447,000 shares of common stock.  Diluted loss per share for the three and six months ended October 31, 2007 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.  For the three and six month periods ended October 31, 2007, 6,570,414 shares and 5,263,935 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.  For the three and six month periods ended October 31, 2006, 3,671,341 shares and 3,632,633 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	October 31,		October 31,
	2007	2006	2007	2006
Net income (loss) per share, basic and diluted:
Net income (loss)	$(5,413)	$1,071	$(6,416)	$2,594

Basic:
Weighted average shares of common stock outstanding	30,533	32,526	31,727	32,463

Net income (loss) per share	$(0.18)	$0.03	$(0.20)	$0.08

Diluted:
Shares used in calculation of basic per share amounts	30,533	32,526	31,727	32,463
Dilutive effect of stock plans	—	909	—	1,010
Dilutive effect of convertible debentures	—	447	—	447
Shares used in calculation of diluted per share amounts	30,533	33,882	31,727	33,920

Net income (loss) per share	$(0.18)	$0.03	$(0.20)	$0.08

Comprehensive Income (Loss)

For the three and six months ended October 31, 2007, comprehensive loss was $6.1 million and $7.1 million, respectively, and included the impact of unrealized gains and losses on available for sale investments, net of tax.  For the three and six months ended October 31, 2006, comprehensive income was $1.1 million and $2.6 million, respectively, and included the impact of unrealized gains and losses on available for sale investments, net of tax.

Accounting for Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three and six months ended October 31, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123. Compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by APB 25, as allowed under SFAS 123, to the straight-line single-option approach.  Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated multiple-option approach. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation consisted of stock option, restricted stock unit and restricted stock expense.  The total tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized was approximately $126,000 during the first six months of fiscal 2007. There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in the first six months of fiscal 2008.

Goodwill

The Company’s methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi was based on established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  Goodwill is not amortized.  The goodwill recorded in the Condensed Consolidated Balance Sheet as of October 31, 2007 was $16.4 million.

Impairment of Long-lived Assets

The Company evaluates the recoverability of its long-lived assets, including goodwill, on an annual basis in the fourth quarter, or more frequently if indicators of potential impairment arise.  Following the criteria of SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” and SFAS 142 “Goodwill and Other Intangible Assets”, the Company views itself as having a single operating segment and consequently has evaluated its goodwill for impairment based on an evaluation of the fair value of the Company as a whole.  The Company’s quoted share price from NASDAQ is the basis for measurement of that fair value as the Company’s market capitalization based on share price best represents the amount at which the Company could be bought or sold in a current transaction between willing parties. In the fourth, quarter of fiscal 2007, the Company completed the annual impairment test, which indicated that there was no impairment.  However, since the first quarter of fiscal 2008, the Company has experienced a decline its stock price and therefore its market capitalization, due in large part to the recent decline in the Company’s operating results. Due to this recent decline in the Company’s stock price and market capitalization, it is reasonably possible that an impairment review may be triggered prior to the Company's next annual review in the fourth quarter of fiscal 2008. It is not possible to determine whether, if an impairment review is required, an impairment charge would result or if such charge would be material.  The Company evaluates the recoverability of its amortizable purchased intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. Measurement of an impairment loss for long-lived assets that the Company expects to hold and use is based on the difference between the fair value and carrying value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position, upon adoption in fiscal 2009.

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

3.             GOODWILL AND PURCHASED INTANGIBLES

Changes in the Company’s goodwill were as follows (in thousands):

Balance as of April 30, 2007	$12,637
New additions to existing goodwill	3,786
Balance as of October 31, 2007	$16,423

New additions to existing goodwill in the first half of fiscal 2008 were the result of the payment of the non-employee investor portion of the $4.0 million second tranche of the convertible notes plus accrued interest due to former Jasomi shareholders.  The entire $4.0 million plus accrued interest was not recorded in goodwill as $581,000 of the notes was paid to employee-shareholders, and was recorded as a reduction in related accrued compensation.  The remaining portion of the unpaid notes will be paid as certain employees vest into early exercised stock options.  In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), the Company did not record the $4.0 million as acquisition consideration at the date of acquisition, as the Company believed the retention of the designated employees was not assured beyond a reasonable doubt.

The carrying value of intangible assets acquired in the Jasomi business combination was as follows (in thousands):

	October 31, 2007
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(1,692)	$—	$1,208
Customer relationships	1,100	(513)	—	587
Trade name and trademarks	200	(93)	—	107
Goodwill	16,423	—	—	16,423
Total	$20,623	$(2,298)	$—	$18,325

	April 30, 2007
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(1,330)	$—	$1,570
Customer relationships	1,100	(403)	—	697
Trade name and trademarks	200	(73)	—	127
Goodwill	12,637	—	—	12,637
Total	$16,837	$(1,806)	$—	$15,031

In the three months ended October 31, 2007 and 2006, the Company recorded $246,000 and $247,000, respectively, of amortization related to the Jasomi acquisition-related intangible assets.  In the first six months of fiscal 2008 and 2007, the Company recorded $492,000 and $493,000, respectively, of amortization of Jasomi acquisition-related intangible assets.

Estimated future amortization expense of purchased intangible assets as of October 31, 2007 is as follows:

Years ended April 30,

2008 (6 months)	$493
2009	985
2010	381
2011	43

$1,902

Other intangible assets included as a component of Other Assets, comprised (in thousands):

	October 31, 2007			April 30, 2007
		Accumulated	Net		Accumulated	Net
	Gross Value	Amortization	Value	Gross Value	Amortization	Value

Software licenses	$3,359	$(3,359)	$—	$3,359	$(3,287)	$72

  Amortization expense related to software licenses was $36,000 and $5,000 in the three months ended October 31, 2008 and 2007, respectively.  Amortization expense related to software licenses was $72,000 and $10,000 in the first six months of fiscal 2008 and 2007, respectively.

4.             BALANCE SHEET ACCOUNTS

Inventories. Inventories comprised (in thousands):

	October 31,	April 30,
	2007	2007

Raw materials	$1,664	$3,104
Work in progress	102	—
Finished goods	16,862	10,249

Total	$18,628	$13,353

Stock-based compensation cost capitalized in inventories at October 31, 2007 and April 30, 2007 was $15,000 and $18,000, respectively.

Investments Securities. Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year, and auction rate securities which management typically is able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments.  Those securities with maturities of greater than one year are classified as long-tem investments.  Short- and long-term investments consist primarily of corporate bonds and asset backed securities. The Company’s investment securities are maintained at three major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value.  If the Company sells its investments prior to their maturity, it may incur a charge to operations in the period the sale took place.  In the first six months of fiscal 2008, the Company realized no gains or losses on its investments.

Auction rate securities are variable rate debt instruments, which bear interest rates that reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of October 31, 2007, the Company held two auction rate securities totaling $10.0 million of par value, which continue to carry AA ratings, but failed to settle at auctions during the second quarter of fiscal 2008. While the Company continues to earn interest on these investments at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value. Accordingly, the Company has recorded these investments at an estimated fair value of $8.8 million and recorded an unrealized loss on these securities of $1.2 million ($0.7 million, net of taxes) in other comprehensive loss, reflecting the decline in the estimated fair value of these securities. The Company has concluded that no other-than-temporary impairment losses occurred in the three and six months ended October 31, 2007 because the Company believes that the decline in market value that occurred during the second quarter of fiscal 2008 is due to general market conditions, these investments continue to be of high credit quality, and the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The Company will continue to analyze its auction rate securities each reporting period for impairment and it may be required to record an impairment charge if the decline in fair value is determined to be other than temporary. The fair value of these securities has been estimated based on values provided by third parties along with estimates made by management based on its expectation of the assumptions market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions. Due to the Company’s inability to estimate when the impacted auction rate securities will settle, it has classified them as long-term consistent with the term of the underlying security.

Accrued Expenses. Accrued expenses comprised (in thousands):

	October 31,	April 30,
	2007	2007

Accrued employee related	$3,519	$4,837
Accrued warranty	742	754
Accrued restructuring	1,001	—
Other accrued expenses	1,474	1,557

Total	$6,736	$7,148

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the three and six-month periods ended October 31, 2007 and 2006 are as follows (in thousands):

	Three months ended		Six months ended
	October 31,		October 31,
	2007	2006	2007	2006

Balance as of the beginning of the fiscal period	$698	$1,157	$754	$1,157
Provision for warranties issued during fiscal period	67	78	83	152
Warranty costs incurred during fiscal period	(23)	(78)	(39)	(152)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	—	—	(56)	—

Balance as of October 31	$742	$1,157	$742	$1,157

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

5.             RESTRUCTURING

In the second quarter of fiscal 2008, the Company undertook a restructuring of certain of its operations in an effort to streamline its operations and reduce costs. The restructuring included a reduction in the workforce of approximately 23% and the closure of its research operations in Canada. As a result of these actions the Company recorded a restructuring charge of  approximately $1.3 million attributable to severance benefits paid and accrued and costs associated with the closure of the Canadian office, including $250,000 attributable to the loss on abandonment of the Canadian facility lease and losses on assets abandoned at that location.  Of the $1.3 million total restructuring charge, $1.0 million was attributable to severance and related benefits, of which amount $302,000 had been paid as of October 31, 2007, with the balance relating to the severance packages to be paid in the third quarter of fiscal 2008.  All individuals impacted by the reduction in headcount have been notified of the termination of their employment as of October 31, 2007.

6.             STOCKHOLDERS’ EQUITY

Employee Equity Plans

Employee Stock Purchase Plan

In March and April 1999, the Board adopted, and the stockholders approved, the Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) under which an aggregate of 1,816,666 shares of common stock has been reserved as of October 31, 2007.  Employees who participate in the one-year offering period can have up to 15% of their earnings withheld or purchase a maximum of 700 shares per six-month purchase period, whichever is less, pursuant to the Purchase Plan.  The amount withheld will then be used to purchase shares of the common stock on specified dates determined by the Board.  The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering or end date of the purchase period.  In the first half of fiscal 2008, 75,606 shares were purchased under the Purchase Plan.  As of October 31, 2007, 392,751 shares remain available for issuance under the Purchase Plan.

Stock Option and Restricted Stock Plans

The Company’s 1997 Stock Option Plan serves as the successor equity incentive program to the Company’s 1987 Stock Option Plan and the Supplemental Stock Option Plan (the “Predecessor Plans”). All outstanding stock options under the Predecessor Plans continue to be governed by the terms and conditions of the 1997 Stock Option Plan. The Company reserved 4,000,000 shares of common stock for issuance under the 1997 Stock Option Plan. Under the 1997 Stock Option Plan, the Board of Directors could grant incentive or non-statutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock, as determined by the Board of Directors, at grant date. In November 1998, the Company adopted its 1998 Stock Option Plan and determined not to grant any further options under its 1997 Stock Option Plan. The Company has reserved a total of 4,856,082 shares of common stock for issuance under the 1998 Stock Option Plan, under terms similar to those of the 1997 Stock Option Plan. During fiscal 2000, the Company adopted two non-statutory stock option plans under which a total of 1,350,000 shares were reserved for issuance. The terms of non-statutory options granted under these plans are substantially consistent with non-statutory options granted under the 1997 and 1998 plans.  Shares issued through early option exercises are subject to the Company’s right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of October 31, 2007, no shares were subject to repurchase.

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

In connection with the acquisition of Jasomi on June 30, 2005, the Board of Directors adopted the 2005 New Recruit Stock Plan.  This plan allows for up to 500,000 shares of restricted stock and restricted stock units to be granted to newly hired employees. The Jasomi Canada employees hired by the Company received shares with a vesting schedule of 1/3 of the shares vesting on the first anniversary of the acquisition date, and the remaining vesting in eight (8) successive equal quarterly installments over the two (2)-year period measured from the first anniversary of the closing date. As of October 31, 2007, 201,852 shares remain available for issuance under the 2005 New Recruit Stock Plan.

In November of 2005 the Board also adopted the 2005 New Recruit Stock Option Plan.  A total of 200,000 shares were approved for issuance as non-qualified stock options to new hired employees only.  The terms of the plan are substantially consistent with the non-qualified stock options granted under the Company’s other stock option plans, except that the plan does not allow the early exercise of stock options.  In February of 2006, another 300,000 shares were approved and added to the reserve in connection with the hiring of the new vice president of worldwide sales. As of October 31, 2007, there is a reserve of 500,000 shares under the plan.

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

Directors Stock Option Plan

In March 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan. Under this stock option plan an aggregate of 650,000 shares are reserved as of October 31, 2007. Options granted under the plan have a 5-year term. One-time initial automatic grants of 35,000 shares each are made upon a director’s initial appointment and are subject to annual vesting over a four-year period. Annual automatic grants of 10,000 shares each are made on the date of each annual meeting of stockholders to each incumbent director (provided they have served as a director for at least six months) and are fully vested at the grant date.

Activity under the stock option plans referenced above was as follows (in thousands, except life and exercise price amounts):

		Outstanding Options
	Shares				Weighted
	Available For	Number of			Average	Aggregate
	Grant (1)	Shares	Exercise Price	Aggregate Price	Exercise Price	Intrinsic Value
Balances, April 30, 2007	2,438	7,023	$ 0.36 - $24.69	$55,463	$7.90
Reservation of shares
Restricted stock and restricted stock units issued	(45)
Restricted stock and restricted stock units forfeited	62
Options granted	(628)	629	$ 5.02 - $8.20	$3,336	$5.31
Options exercised	—	(139)	$ 0.36 - $7.19	$(542)	$3.92	$986
Options forfeited	235	(242)	$ 0.36 - $17.68	$(1,886)	$7.80
Options expired	273	(274)	$ 2.85 - $14.94	$(2,891)	$10.56
Balances, October 31, 2007	2,335	6,997	$ 0.36 - $24.69	$53,480	$7.64

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Aggregate Fair Value	Weighted Average Remaining Contractual Term

Fully vested and expected to vest options	6,409	$7.70	$1,705		4.59
Options vested during the period	5,105	$7.84	$1,689	$27,537	3.69

(1)     Shares available for grant include shares from the 2005 New Recruit Stock Option Plan and the 2006 Equity Incentive Plan that may be issued as either stock options, restricted stock or restricted stock units.  Shares issued under the 2006 Equity Incentive Plan as stock bonus awards, stock purchase awards, stock unit awards, or other stock awards in which the issue price is less than the fair market value on the date of grant of the award count as the issuance of 1.3 shares for each share of common stock issued pursuant to these awards for purposes of the share reserve.

Restricted stock and restricted stock units outstanding at October 31, 2007 (in thousands, except life):

	Restricted Stock and Restricted Stock Units Outstanding
	Number of Shares or Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Nonvested restricted stock and restricted stock units, April 30, 2007	333
Restricted stock and restricted stock units granted	34
Restricted stock and restricted stock units vested	(48)
Restricted stock and restricted stock units forfeited	(54)

Nonvested restricted stock and restricted stock units, October 31, 2007	265

Fully vested and expected to vest restricted stock and restricted stock units	40	$—	$204	0.7
Fully vested restricted stock and restricted stock units currently exercisable	—	—	—	—

For the six month period ended October 31, 2007, the total intrinsic value of restricted stock and restricted stock units (“RSUs”) vested was $329,000 and the total fair value of shares vested was $313,000.

As of October 31, 2007, approximately $5.3 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs is expected to be recognized over a weighted-average period of 2.4 and 2.7 years, respectively.

The assumptions used and the resulting estimates of weighted-average fair value per share of options granted and for employee stock purchases under the ESPP during those periods are as follows:

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006

Stock options:
Dividend yield	—	—	—	—
Volatility factor	0.64	0.71	0.64	0.72
Risk-free interest rate	4.2%	4.7%	4.3%	4.8%
Expected life (years)	4.8	4.9	4.8	4.9
Weighted average fair value of options granted during the period	$2.84	$5.10	$3.01	$5.17

Employee stock purchase plan:
Dividend yield	—	—	—	—
Volatility factor	0.41	0.52	0.41	0.52
Risk-free interest rate	5.0%	5.2%	5.0%	5.2%
Expected life (years)	0.5	0.5	0.5	0.5
Weighted average fair value of employee stock purchases during the period	$2.11	$2.85	$2.11	$2.85

Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$5.17	$8.30	$6.73	$8.35

Stock Repurchase

On August 29, 2007, the Company filed a tender offer to repurchase up to 9,100,000 shares, or approximately $50.0 million worth, of the Company’s common stock.  In the second quarter of fiscal 2008, the Company completed the repurchase of 7,410,824 shares of its common stock for an aggregate cost of $41.0 million.  The shares repurchased by the Company were immediately retired and the aggregate price of the retired shares was reflected as a reduction to stockholder’s equity.  The purchase price of the shares was allocated between the components of stockholder’s equity in accordance with the guidance in Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins.”

7.             BORROWING AGREEMENT

In July 2007, the Company renewed its $2.0 million operating line of credit with its bank.  The renewed line of credit, which expires on July 31, 2008, carries the same basic terms as the original line of credit and financial covenants related to minimum effective tangible net worth and cash and cash equivalent and short-term investment balances.  As of October 31, 2007, the Company had no borrowings outstanding under the line of credit.

8.             INCOME TAXES

Effective May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative affect of adopting FIN 48 at May 1, 2007 was a decrease in the liability for uncertain tax positions and the opening accumulated deficit balance of $363,000.  Upon adoption, the liability for uncertain tax positions at May 1, 2007 was $214,000.  Included in the liability for uncertain tax positions at the date of adoption are interest and penalties of $78,611. The liability for uncertain tax positions, if recognized, will decrease the Company’s tax expense. The Company does not anticipate that the amount of liability for uncertain tax positions existing at October 31, 2007 will change significantly within the next 12 months.  Interest and penalties related to the liability for uncertain tax positions are included in provision for income taxes.

The Company files income tax returns in the U.S. and various foreign jurisdictions.  Most U.S. and foreign jurisdictions have 3 to10 year periods during which the appropriate taxing authorities may commence an audit. The Company’s U.S. federal tax filings for fiscal 2004 and 2005 are currently being examined.  The Company is not currently under the examination of income taxes for state or foreign jurisdictions.

The Company recorded a tax benefit of $4.5 million and $5.6 million, respectively, for the three and six months ended October 31, 2007 for an effective rate of (46)% and (47)%, respectively.  The Company recorded tax expense of $723,000 and $1.9 million, respectively, for the three and six months ended October 31, 2006 for an effective tax rate of 40% and 43%, respectively.  The effective tax rate for the three and six months ended October 31, 2006 reflected the Company’s inability to deduct for tax purposes (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants and (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors. The negative tax rate for the three and six months ended October 31, 2007 represents the benefits the Company expects to realize in the future when the net operating loss is utilized against future taxable income. The Company’s income taxes have been reduced by the tax benefit from employee stock option transactions.  These benefits totaled ($72,000) and $185,000, respectively, for the three and six months ended October 31, 2006, and were recorded to additional paid-in capital.  There were no material tax benefits from employee stock option activity for the six months ended October 31, 2007.

9.             COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006. The defendants moved to dismiss the complaint, and by order dated August 10, 2006, the court granted the defendants’ motion and dismissed the complaint with leave to amend. Plaintiffs filed their Second Amended Complaint on September 11, 2006. Defendants again moved to dismiss, and by order dated March 22, 2007, the court dismissed the Second Amended Complaint with leave to amend. Plaintiffs filed their Third Amended Complaint on April 23, 2007.  On May 14, 2007, Defendant again moved to dismiss.  By order dated October 11, 2007, the court dismissed the third amended complaint with prejudice.  On November 8, 2007, plaintiffs filed a notice of appeal to the Ninth U.S. Circuit Court of Appeals.

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

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, the Company moved to dismiss the amended complaint based on plaintiffs’ failure to make a demand on the board before bringing suit. On the same day, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants’ motion to dismiss without prejudice.  On September 21, 2007, plaintiffs filed a second amended complaint. On November 30, 2007, the Company moved to dismiss the complaint for failure to make a demand on the board of directors and for lack of standing.  On the same day, the individual defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted.  A hearing on these motions is currently set for February 8, 2008. These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.

The Company cannot predict the outcome of the lawsuits at this time and has made no provisions for potential losses from these lawsuits.

Lease Commitments

At October 31, 2007, future minimum payments under the Company’s current leases are as follows (in thousands):

Years ended April 30,
2008 (6 months)	$545
2009	1,112
2010	1,163
2011	1,173
2012	276

$4,269

The future minimum lease payments include the lease payments of approximately $100,000 per year, through fiscal 2011, attributable to the Company’s Canadian facilities lease, which the Company is currently negotiating to terminate as part of the restructuring discussed in Note 5.

10.          REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company currently operates in a single segment - voice quality products.

The Company’s revenue from external customers by geographic region, based on shipment destination, was as follows (in thousands):

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006

USA	$3,218	$13,931	$14,584	$28,860
Middle East/Africa	1,343	6,103	2,337	9,783
Canada	395	133	1,747	1,939
Far East	1,366	290	1,467	665
Other	315	641	524	1,470

Total	$6,637	$21,098	$20,659	$42,717

Sales for the three months ended October 31, 2007 included four customers that represented greater than 10% of total revenue (23%, 20%, 12% and 10%).   Sales for the six months ended October 31, 2007 included three customers that represented greater than 10% of total revenue (43%, 18% and 11%).  Sales for the three months ended October 31, 2006 included two customers that represented greater than 10% of total revenue (58% and 29%).  Sales for the six months ended October 31, 2006 included two customers that represented greater than 10% of total revenue (60% and 23%).  As of October 31, 2007, the Company had four customers that represented greater than 10% of accounts receivable (29%, 26%, 17% and 13%).  At April 30, 2007, two customers represented greater than 10% of accounts receivable (34% and 27%).

The Company maintained its long-lived assets in the following countries (in thousands):

	October 31, 2007	April 30, 2007

USA	$5,462	$5,379
Canada	659	395
Rest of World	13	7

Total	$6,134	$5,781

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended April 30, 2007, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 16, 2007 and as amended on August 28, 2007. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our future financial operating results, plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See “Future Growth and Operating Results Subject to Risk” at the end of this Item 2 for factors that could cause future results to differ materially.

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

Since becoming a public company in June 1999, our financial success has been primarily predicated on the macroeconomic environment of U.S. wireline and, more recently, wireless carriers as well as our success in selling to the larger carriers.  Since the beginning of calendar year 2004, large North American telecommunications service providers have been engaged in merger and acquisition activity.  This activity largely drove a decline in our fiscal 2006 revenue as one of our two largest fiscal 2005 U.S. customers was and continues to be involved in post-merger integration and, consequently, orders from that customer since the first quarter of fiscal 2006 have been nominal.  Over the last few quarters, we have experienced delays in purchasing decisions relative to voice quality equipment by our domestic and international carriers due to interplay of budget constraints with the strategic nature of their voice quality deployment and their transition to third generation cellular technology (“3G”) networks.  For the foreseeable future, our revenue will continue to be heavily influenced by the buying trends of Verizon Wireless, our largest customer, which accounted for 64% of our total worldwide revenue in fiscal 2007.  In the first half of fiscal 2008, our revenue from Verizon Wireless was $8.8 million, or 43%, of total worldwide revenue.  Our revenue also will continue to be primarily generated from sales of our BVP-Flex, which accounted for 59% of our revenue in fiscal 2007 and 41% of revenue in the first half of fiscal 2008.  In an attempt to diversify our customer base, we have added sales and marketing resources over the last few years to focus on new large account opportunities in the United States and internationally.

In the United States, we believe that our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks will be key factors in adding new customers and driving opportunities for revenue growth.  The development of our VQA feature set was originally targeted at the international Global System for Mobile Communications (“GSM”) market but has seen growing importance in the domestic market as well.  We continue to focus sales and marketing efforts on international and domestic mobile carriers who might best apply our VQA solution.  We have added sales resources and invested in customer trials domestically and internationally in an attempt to better avail ourselves of these opportunities as they arise.  Despite these efforts we have experienced mixed results as we remain dependant on the buying patterns of a small, yet more diverse, group of large customers.  In fiscal 2006, Orascom Telecom Holding (Orascom) became our largest VQA customer to-date, as well as a step toward our goal of greater customer diversification.  Although our international business accounted for $24.2 million of revenue in fiscal 2007, largely attributable to Orascom, revenue from international customers for the first half of fiscal 2008 was only $6.1 million, due to delays in closing international transactions.

We expect additional long-term opportunities for growth will occur in VoIP-based network deployments as there appears to be a growing trend of service providers transitioning from traditional circuit-switched network infrastructure to VoIP.  As such, since the beginning of fiscal 2005 we have directed, and expect to continue to direct, the majority of our R&D spending towards the development of our Packet Voice Processor, a platform targeting VoIP-based network deployments.  The Packet Voice Processor introduces cost-effective voice format transcoding capabilities and combines our VQA software and newly developed PQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter.  To further develop a presence in the VoIP market and future wireless carrier networks, we acquired Jasomi in the first quarter of fiscal 2006.  Jasomi’s currently available PeerPoint C100 session border controller enables VoIP calls over smaller carrier networks to traverse the network address translation (“NAT”) and protects networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them.  We expect that with the combination of our Packet Voice Processor and session border controller technology we may be able to provide a more comprehensive solution to larger carriers’ border services needs.  To date, we have recognized modest revenue from PeerPoint. The first half of fiscal 2008 marks the first period in which revenue from the Packet Voice Processor exceeded 10% of total revenue.

Acquisition History.  In June 2005, we acquired Jasomi, which developed and sold session border controllers that enable VoIP calls to traverse the NAT and protect networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them.  The combination of Ditech’s Packet Voice Processor and Jasomi’s session border control technology may enable Ditech to provide a more comprehensive solution to carriers’ border service needs.  Consideration for the acquisition included $14.8 million in cash, escrow payments, vested options assumed, acquisition costs, and net liabilities assumed plus $7.0 million in non-transferable convertible notes, which notes have been paid in full as of the first quarter of fiscal 2008.  We additionally issued shares of Ditech restricted stock to new employees hired as part of the acquisition.

Our Customer Base.  Historically, the majority of our sales have been to customers in the United States. These customers accounted for approximately 71% of our revenue in the first half of fiscal 2008, and 71% and 87% of our revenue in fiscal 2007 and 2006, respectively. However, sales to some of our customers in the U.S. may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of our newer voice processing products, which are targeted at GSM networks, international revenue will continue to become a larger percentage of our overall revenue.

Our revenue historically has come from a small number of customers.  Our largest customer accounted for approximately 43% of revenue in the first half of fiscal 2008, and 64% and 79% of our revenue in fiscal 2007 and 2006, respectively.  Our five largest customers accounted for approximately 82% of revenue in the first half of fiscal 2008, and 88% of our revenue in fiscal 2007 and 2006. Consequently, the loss of any one of these customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect in our business.  This was evidenced in fiscal 2006 and again in the first half of fiscal 2008 as declines in order levels from one of our two largest customers were not offset by increased order activity from new and/or other existing customers. The declines in orders in both 2006 and the first half of 2008 resulted in a net loss for both periods.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies that are described in our Annual Report on Form 10-K for the year ended April 30, 2007, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of October 31, 2007, we had deferred $4.8 million of revenue.  However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Condensed Consolidated Balance Sheet.  Of the $4.8 million of revenue deferred as of October 31, 2007, approximately $3.0 million was associated with installations and other product related deferrals and $1.8 million was associated with maintenance contracts.  In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date, to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

Investments—Investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year and auction rate securities, which we have historically been able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments. However, when auction rate securities fail to settle at auction, which occurred with respect to two securities in the second quarter of fiscal 2008, and we are unable to estimate when the impacted auction rate security will settle, we classify them as long-term consistent with the term of the underlying security.  Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities for which we are unable to estimate when they will settle. Short-term and long-term investments consist primarily of U.S. Government securities and corporate bonds, as well as commercial paper, asset backed securities and certificates of deposit. We have classified our investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in interest income based on specific identification. Interest on securities classified as available-for-sale is also included in other income, net.

Inventory Valuation—In conjunction with our ongoing analysis of inventory valuation, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of allowances required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying allowance requirements in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in the recognition of larger than anticipated write-downs.  For example, in fiscal 2002 we wrote down our OC-3 product due to the complete pull back from the forecasted demand by the primary customer for this product resulting in a $3.5 million write-down of the OC-3 inventory. However, beginning in 2003, the addition of a few new major customers helped to utilize a large portion of the inventory that had been written down resulting in approximately $2.2 million and $0.5 million of previously written down inventory being sold in fiscal 2004 and 2003, respectively.  From time to time, we do experience modest levels of sales of other previously written-down inventory.  There were no sales of previously written-down inventory for the three and six month periods ended October 31, 2007.  For the three and six months ended October 31, 2006, we sold $0.2 million and $0.3 million, respectively, of previously written-down inventory.   Fiscal 2007 sales of previously written-down inventory had a negligible impact on gross margin as the inventory was sold for approximately its net book value.

Cost of Warranty—At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year.  The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures.  This would result in a decrease in gross profits. As of October 31, 2007, we had recorded $0.7 million of accruals related to estimated future warranty costs.  See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

Goodwill—Our methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi was determined through established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis, or more frequently if conditions warrant it.  The goodwill recorded in the Condensed Consolidated Balance Sheet as of October 31, 2007 was $16.4 million.  Goodwill increased $3.8 million from $12.6 million recorded at April 30, 2007 as we recorded the payment of the non-employee investor portion of the $4.0 million second and final tranche of convertible notes plus accrued interest.

Impairment of Long-lived Assets—We evaluate the recoverability of our long-lived assets, including goodwill, on an annual basis or more frequently if indicators of potential impairment arise. Following the criteria of SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” and SFAS 142 “Goodwill and Other Intangible Assets”, we view Ditech as having a single operating segment and consequently have evaluated goodwill for impairment based on an evaluation of the fair value of Ditech as a whole. Ditech’s quoted share price from NASDAQ is the basis for measurement of that fair value as Ditech’s market capitalization based on share price best represents the amount at which Ditech could be bought or sold in a current transaction between willing parties. In the fourth, quarter of fiscal 2007, we completed the annual impairment test, which indicated that there was no impairment.  However, since the first quarter of fiscal 2008, we have experienced a decline our stock price and therefore our market capitalization, due in large part to the recent decline in our operating results. Due to this recent decline in our stock price and market capitalization, it is reasonably possible that an impairment review may be triggered prior to our next annual review in the fourth quarter of fiscal 2008. It is not possible to determine whether, if an impairment review is required, an impairment charge would result or if such charge would be material.  We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. We base measurement of an impairment loss for long-lived assets that we expect to hold and use on the difference between the fair value and carrying value of the asset. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell.

Accounting for Stock-based Compensation—Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior period results in our Condensed Consolidated Financial Statements.  In accordance with SFAS 123R, we recognize compensation expense, net of estimated forfeitures, for all stock-based payments (1) granted after May 1, 2006 and (2) prior to but not vested as of May 1, 2006.

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

Accounting for Income Taxes—We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items such as valuation allowances for bad debts and inventory, for tax and accounting purposes. These temporary differences, in conjunction with net operating loss and tax credit carryforwards, result in deferred tax assets and liabilities. On a quarterly basis, we review the expiration dates of our net operating loss carryforwards that we believe to be at near-term risk.  In addition, we complete a study on the impact of Section 382 of the Internal Revenue Code on at least a semi-annual basis to determine whether a change in ownership may limit the value of our net operating loss carryforwards.  We have determined that a valuation allowance against our existing deferred tax assets at October 31, 2007 was not required.  We have considered all evidence, positive and negative, pursuant to SFAS 109, Accounting for Income Taxes” and believe that it is more likely than not that our deferred tax assets will be realized based on projections of future taxable income.  However, as noted below in “Future Growth and Operating Results Subject to Risk,” there are risks to our future financial performance and the financial impact of the risks may be difficult to anticipate.  Consequently, there is a possibility that we may not meet the minimum level of U.S. pre-tax income to utilize our net operating loss carryforwards such that all or a portion of our deferred tax assets will become impaired.  In order to evaluate the sensitivity of possible impairment, we applied a hypothetical 10% decrease to future pre-tax income. This hypothetical decrease would not result in the impairment of our deferred tax assets.

Effective May 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We have classified interest and penalties as a component of tax expense. As a result of the implementation of FIN 48 effective May 1, 2007, we recognized a $0.4 million decrease in the liability for unrecognized tax benefits, which was accounted for as a decrease in the May 1, 2007 balance of accumulated deficit. We do not expect significant change to the liability in fiscal 2008.

Recent Accounting Pronouncements.  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

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

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.5	32.3	44.0	31.3
Gross Profit	33.5	67.7	56.0	68.7
Operating expenses:
Sales and marketing	78.1	31.4	50.7	30.0
Research and development	81.3	24.3	50.6	24.9
General and administrative	43.1	10.3	25.9	9.8
Amortization of purchased intangibles	3.7	1.2	2.4	1.2
Total operating expenses	206.2	67.2	129.6	65.9
Income (loss) from operations	(172.7)	0.5	(73.6)	2.8
Other income, net	22.9	8.0	15.3	7.8
Income (loss) before provision for (benefit from) income taxes	(149.8)	8.5	(58.3)	10.6
Provision for (benefit from) income taxes	(68.4)	3.4	(27.3)	4.5
Net income (loss)	(81.4)%	5.1%	(31.0)%	6.1%

THREE AND SIX MONTHS ENDED OCTOBER 31, 2007 AND 2006.

Revenue.

	Three months ended October 31,		Six months ended October 31,		Decrease From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period	6 Month Period
Revenue	$6,637	$21,098	$20,959	$42,717	$(14,461)	$(21,758)

The decrease in revenue during the three and six months ended October 31, 2007 was primarily due to a decrease in sales to our largest domestic customer, Verizon Wireless, and an international customer, Orascom, with only modest offsetting increases in other domestic and international business.  Verizon accounted for approximately 23% and 43%, respectively, of our revenue for the three and six months ended October 31, 2007 as compared to 59% and 60%, respectively, of the revenue for the three and six months ended October 31, 2006.  Our second largest customer in fiscal 2008, a domestic VoIP customer, accounted for 10% and 18% of our total revenue for the three and six months ended October 31, 2007 as compared to 0% and 1% for the corresponding periods in fiscal 2007.   Our second largest customer in fiscal 2007, Orascom, accounted for 20% and 11% of our revenue in the three and six months ended October 31, 2007, respectively, as compared to 29% and 23%, respectively, of our revenue in the three and six months ended October 31, 2006.  Although, our Broadband Voice Processor Flex (“BVP-Flex”), which has become the primary system purchased by our domestic customers, continues to play a key role in our revenue mix, our QVP and PVP products have grown as a percentage of revenue that they contribute during fiscal 2008 due in large part to the declining sales to Verizon.

Geographically, our domestic revenue for the three months ended October 31, 2007 totaled 48% of total worldwide revenue as compared to 66% realized for the three months ended October 31, 2006.  The decline in the percentage of domestic revenue for the three months ended October 31, 2007 was largely due to a decline in revenue levels from our largest customer, which is a domestic wireless carrier.  Our domestic revenue for the six months ended October 31, 2007 was 71% of worldwide revenue as compared to 68% for the comparable period in fiscal 2006.  The modest increase in domestic revenue as a percentage of total revenue was due to a decline in year-to-date revenue from our largest international customer, which decline was smaller as a percentage of revenue than the decline from our largest domestic customer.

Following the success of our BVP-Flex, revenue over the last three fiscal years and the first half of fiscal 2008 has been generated largely from domestic sales.  Our international growth has primarily been dependent on our success in selling VQA.  Although we continue to believe that there are meaningful international revenue opportunities, we continue to experience slower than anticipated purchasing cycles from our existing and prospective international customers, which has resulted in volatility in the level of international revenue from quarter to quarter.  We plan to continue to strategically invest in our international infrastructure and in customer trials to attempt to capture the international revenue opportunities that exist for us.  However, we expect that sales of our BVP-Flex will continue to represent the majority of our revenue in the foreseeable future.  We expect revenue in the third quarter of fiscal 2008 to be in the range of $5 million to $8 million, in part due to continued limited visibility of demand and our current estimate of the timing of closure of domestic and international opportunities.

Cost of Goods Sold and Gross Profit.

	Three months ended October 31,		Six months ended October 31,		Decrease From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period	6 Month Period
Cost of goods sold	$4,411	$6,815	$9,094	$13,371	$(2,404)	$(4,277)
Gross profit	2,226	14,283	11,565	29,346	(12,057)	(17,481)
Gross margin %	33.5%	67.7%	56.0%	68.7%	(34.2)%	(12.7)%

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold was primarily driven by the decrease in business volume during the three and six months ended October 31, 2007 as compared to the three and six months ended October 31, 2006.  Our analysis of gross profit below discusses the other factors driving changes in cost of goods sold.

The declines in our gross margin percentage for both the quarter and six-month period ended October 31, 2007 from the same periods in fiscal 2007, were in large part due to changes in our product and customer mix.  Specifically, lower margins from sales to our VoIP and international customers were partially offset by the recognition of previously deferred revenue which had higher margins.  Further, our margins in fiscal 2008 have eroded due to our relatively fixed level of manufacturing spending being spread over a smaller revenue base and the decline in material purchases reducing the level of overhead absorption.

We expect that gross margins will continue to be at or below 50% in the coming quarter due to product and customer mix, as well as the continued impacts of our fixed manufacturing costs being spread across a smaller revenue base.  We could experience further pricing pressures as we expand the distribution of our products internationally through value-added resellers and distributors, which could cause our gross margins to decrease.

Sales and Marketing.

	Three months ended October 31,		Six months ended October 31,		Increase (Decrease) From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period		6 Month Period
Sales & Marketing Expense	$5,185	$6,635	$10,477	$12,833	$(1,450)		$(2,356)
% of Revenue	78.1%	31.4%	50.7%	30.0%	46.7	% pts	20.7	% pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The decrease in sales and marketing expense for the three and six months ended October 31, 2007 was largely due to decreases of $0.5 million and $1.2 million, respectively, in variable compensation due to the decline in sales levels in fiscal 2008 as compared to fiscal 2007 and a decline in agent fees of $0.3 million and $0.6 million, respectively, as the overall level of international sales on which agent fees are earned declined in fiscal 2008.   In addition, we have experienced a decline in spending in both travel related and variable marketing programs, in an effort to control spending, totaling $0.5 million and $0.5 million, and a decline in base pay due to a reduction in headcount of $0.2 million and $0.3 million, for the three and six month periods ending October 31, 2007, respectively, compared to the prior year periods.  These savings were partially offset by increased costs associated with our restructuring of $0.2 million for the three and six month periods ended October 31, 2007.  We expect sales and marketing expenses to decrease in the third quarter of fiscal 2008 due to the reduction in force that was completed at the end of the second quarter of fiscal 2008 and increased spending control on variable marketing programs.

Research and Development.

	Three months ended October 31,		Six months ended October 31,		Increase (Decrease) From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period		6 Month Period
Research & Development Expense	$5,394	$5,122	$10,445	$10,638	$272		$(193)
% of Revenue	81.3%	24.3%	50.6%	24.9%	57.0	% pts	25.7	% pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The increase in spending for the three months ended October 31, 2007 was largely due to restructuring costs recorded in the second quarter of fiscal 2008, which totaled $0.9 million.  This increase in spending was partially offset by reduced spending on consultants and consumed materials totaling $0.2 million, associated with the stage of development of our products.  We also experienced a $0.2 million decline in the level of hiring costs and other costs due to cost control and a $0.3 million decline in the level of SFAS 123R expense (see the discussion of stock compensation expense below).   Of the decrease in spending for the six months ended October 31, 2007, $0.4 million was related to the year-to-date decline in SFAS 123R expense and $0.5 million associated with consulting and other costs due to the stage of our development efforts.  In addition, we experienced a decline in travel and other spending due to cost control efforts totaling $0.2 million.  These declines in spending were partially offset by increased costs associated with the restructuring expense totaling $0.9 million.   We expect to see further declines in research and development spending in the third quarter as the full impact of the restructuring is realized and we continue to limit our reliance on outside contractors and our consumption of prototype materials.

General and Administrative.

	Three months ended October 31,		Six months ended October 31,		Increase From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period		6 Month Period
General & Administrative Expense	$2,861	$2,169	$5,359	$4,175	$692		$1,184
% of Revenue	43.1%	10.3%	25.9%	9.8%	32.8	% pts	16.1	% pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The increase in general and administrative spending was largely due to the cost of our outgoing chief executive officer’s retirement package and recruiting costs to find a replacement chief executive officer of $0.7 million and $0.9 million for the three and six month periods ended October 31, 2007, respectively.  In addition, we experienced increased professional fees to facilitate the adoption of FIN 48 and increased activity related to our outstanding legal matters, which accounted for an increase of $0.2 million during the six month period ended October 31, 2007.  We expect general and administrative expenses to decrease in the third quarter compared to the second quarter due to the non recurring nature of the costs associated with the change in chief executive officers, partially offset by the new chief executive officer’s compensation arrangement.

Stock-based Compensation.

Stock based compensation expense recognized under SFAS 123R in fiscal 2008 and 2007 was as follows:

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
Cost of Sales	$79	$113	$198	$214
Sales and marketing	373	711	974	1,470
Research and development	276	562	723	1,124
General and administrative	560	507	760	769
Total	$1,288	$1,893	$2,655	$3,577

The decline in the level of stock compensation was attributable to the timing of option grants that are subject to accounting under SFAS 123R. To the extent that compensation related to older option grants becomes fully recognized and is not replaced with compensation attributable to new option grants, we experience a decline in overall stock compensation expense.  This decline in expense was partially offset by an increase in stock based compensation due to a one time charge of $0.2 million in the second quarter of fiscal 2008 due to the modification of stock options as part of the exiting chief executive officer’s retirement package.  We expect to continue to experience a declining level of expense related to stock compensation until we have a significant level of new option grants, either tied to annual refresher grants to existing employees or due to hiring new employees.

Amortization of purchased intangible assets.

	Three months ended October 31,		Six months ended October 31,		Increase (Decrease) From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period		6 Month Period
Amortization of purchased intangible assets	$246	$247	$492	$493	$(1)		$(1)
% of Revenue	3.7%	1.2%	2.4%	1.2%	2.5	% pts	1.2	% pts

Purchased intangible assets relate to our acquisition of Jasomi in fiscal 2006 and are being amortized to operating expense over their estimated useful lives which range from four to five years.

Restructuring Charge and Other Special Benefit Costs.

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
Cost of Sales	$65	$—	$65	$—
Sales and marketing	230	—	230	—
Research and development	894	—	894	—
General and administrative	524	—	524	—
Total	$1,713	$—	$1,713	$—

In the second quarter of fiscal 2008, we incurred a charge of $1.3 million related to the restructuring of our operations in an effort to reduce spending levels to coincide with the recent declines we have experienced in our revenue.  The restructuring involved the closure of our Canadian research and development facility and a reduction in headcount of approximately 23% of our worldwide headcount.  All individuals impacted by the reduction in headcount have been terminated and approximately 30% of the severance package had been paid as of October 31, 2007.  The balance relating to the severance packages will be paid in the third quarter of fiscal 2008.

In addition to the restructuring costs, we also incurred other one time benefit costs associated with the retirement package for our CEO in August 2007, which totaled approximately $0.4 million and was included in general and administrative expense.

Other Income, Net.

	Three months ended October 31,		Six months ended October 31,		Increase (Decrease) From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period		6 Month Period
Other income, net	$1,515	$1,684	$3,161	$3,317	$(169)		$(156)
% of Revenue	22.9%	8.0%	15.3%	7.8%	14.9	% pts	7.5	% pts

Other income, net consists of interest income on our invested cash and cash equivalent balances, foreign currency activities, and a nominal amount of interest expense. The year-over-year decrease in other income, net were primarily attributable to lower average cash balances, due in large part to the stock repurchase which was completed in the latter half of second quarter of fiscal 2008.

Income Taxes.

	Three months ended October 31,		Six months ended October 31,		Decrease From Prior Year,
$s in thousands	2007	2006	2007	2006	3 Month Period		6 Month Period
Provision for (benefit from) income taxes	$(4,532)	$723	$(5,631)	$1,930	$(5,255)		$(7,561)
% of Revenue	(68.4)%	3.4%	(27.3)%	4.5%	(71.8	)% pts	(31.8	)% pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the second quarter of fiscal 2008 was approximately (46)% compared to 40% in the second quarter of fiscal 2007.  The effective tax rate for the six months ended October 31, 2007 was approximately (47)% compared to 43% for the six months ended October 31, 2006.  The effective tax rate for the three and six month periods ended October 31, 2006 reflected Ditech’s inability to deduct for tax purposes (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants and (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors.  The negative tax rate for the three and six month periods ended October 31, 2007 represent the benefits the company expects to realize in the future when the net operating loss is utilized against future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2007, we had cash, cash equivalents of $19.2 million as compared to $34.1 million at April 30, 2007.  In addition, we had short-term investments of $50.2 million as compared to $100.5 million at April 30, 2007.  The decline in our cash and short-term investment balances is in large part due to the $41.0 million used to repurchase our common stock in the second quarter of fiscal 2008, $9.8 million of cash used by operations due to our operating losses during the first six months of fiscal 2008 and the final $3.8 million payment under Jasomi purchase agreement.  In addition, we have $8.7 million of long-term investments that are tied to auction rate securities that failed to settle at auction.  Although these securities would normally be classified as short-term, as they typically settle every 7, 28 or 35 days, they have been reclassified to long-term pending them settling at auction (see Note 4 of Notes to the Condensed Consolidated Financial Statements).  We have a $2 million line of credit facility with our bank, which expires in July 2008.  There are no amounts outstanding as of October 31, 2007 under the line of credit.

Since March 1997, we have satisfied our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Six months ended October 31,
	2007	2006
Cash flow from operating activities	$(9,816)	$(1,092)

The use of cash for the first half of fiscal 2008 was largely due to the decline in our business, while still maintaining an infrastructure to support our historical revenue levels.   The other operating factors that impacted cash flows from operations were a $5.3 growth in our inventory levels in fiscal 2008, largely due to the delays in closing customer opportunities. Further impacting our cash flows from operations was a decline in deferred revenue of $2.5 million due to our having received cash payments in fiscal 2007 for transactions in which we recognized revenue in the current period. Partially offsetting these operating uses of cash were cash inflows due to a $7.1 million reduction in our outstanding accounts receivable balance due to collection of prior sales and the reduced level of current year sales.

Our accounts receivable days sales outstanding at October 31, 2007 was approximately 44 days compared to 48 days at April 30, 2007.

We expect to see continued modest levels of negative cash flows from operations in the coming quarter based on continued softness in revenue resulting in operating losses.  However, we expect the level of negative cash flows from operations to decline from the levels realized in the first half of the year as we begin to realize the savings from our restructuring and as we begin to work down our inventory levels.

	Six months ended October 31,
	2007	2006
Cash flow from investing activities	$34,923	$(5,919)

We generated $34.9 million in cash from our investing activities in the first half of fiscal 2008 primarily as a result of liquidating $40.3 million short-term investments, the proceeds from which was used to repurchase common stock, which was partially offset by paying $3.8 million to Jasomi’s former non-employee investors for principal and interest under the second tranche of the convertible notes issued in the Jasomi acquisition.  The payment of the notes held by employee-shareholders is included in cash flow from operating activities.  Additionally impacting cash flows from investing activities was the purchase of $1.6 million of equipment, primarily to support our development of the Packet Voice Processor.  We plan to continue to invest in capital assets related to new product features and to support our efforts to sell our VoIP products.

	Six months ended October 31,
	2007	2006
Cash flow from financing activities	$(40,018)	$901

We used $40.0 million of cash in financing activities in the first half of fiscal 2008 due to funds used to repurchase over 7 million shares of our common stock.  The cost of the repurchase totaled $41.0 million.  This use of cash was partially offset by $1.0 million received from the employee stock purchase plan and stock option exercises.  Although we expect to continue to have positive cash flows from financing activities due to employee stock plan activity, the level of cash flow will vary depending on market conditions.

We have no material commitments other than obligations under operating leases, particularly our facility leases, and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting.  We currently occupy approximately 61,000 square feet of space in the two buildings that form our Mountain View, California headquarters.  In September 2005, we renegotiated our Mountain View, California lease, which extended the lease term through July 31, 2011 and reduced the rent cost.  We additionally have leased office space in Calgary, Canada, primarily for R&D operations, under an operating lease expiring January 31, 2011.  As part of the closure of our Canadian research office, we are in the process of negotiating a return of the property to the lessor.  We expect that we will be successful in exiting the lease during the third quarter of fiscal 2008.

The following table sets forth our contractual commitments as of October 31, 2007:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years
Operating leases	$4,815	$1,091	$2,275	$1,449	$—
Purchase commitments	3,936	3,936	—	—	—

Total	$8,751	$5,027	$2,275	$1,449	$—

We believe that we will be able to satisfy our cash requirements for at least the next two years from our existing cash, short-term investments and our $2.0 million operating line of credit with our bank.  The ability to fund our operations beyond the next two fiscal years will be dependent on the overall demand of telecommunications providers for new capital equipment. Should we continue to experience significantly reduced levels of customer demand for our products compared to historical levels of purchases, we could need to find additional sources of cash during the latter part of fiscal 2009 or be forced to further reduce our spending levels to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 82% of our revenue in the first half of fiscal 2008 and 88% of our revenue in fiscal 2007 and 2006.  Our largest customer accounted for approximately 43% of our revenue in the first half of fiscal 2008 and 64% of our revenue in fiscal 2007.  A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels.  In addition, our customer concentration exposes us to credit risk as, for example, 85% of our accounts receivable balance at October 31, 2007 was from four customers.

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

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue significantly declines, as we experienced in the first nine months of fiscal 2006 and again in the first half of fiscal 2008, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price. For example, when we announced in May 2005 that we expected our revenue for the first quarter of fiscal 2006 would be less than half of our revenue in the last quarter of fiscal 2005, our stock price dropped from a closing price of $12.59 just prior to our announcement to a closing price of $7.79 per share on the day following our announcement.  More recently, we have experienced delays in customers finalizing contracts and/or issuing purchase orders, which have resulted in revenues slipping out of the quarter in which we had expected to recognize them. This resulted in a revenue shortfall in the second and fourth quarters of fiscal 2007 and again in the first half of fiscal 2008.  In each of these cases we experienced a minimum of a 10% - 15% drop in our stock price following the announcement of these revenue shortfalls.

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

WE CURRENTLY ARE, AND IN THE FUTURE MAY BE, SUBJECT TO SECURITIES CLASS ACTION LAWSUITS DUE TO DECREASES IN OUR STOCK PRICE.

We are at risk of being subject to securities class action lawsuits if our stock price declines substantially, as has happened recently. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in May 2005, we announced that we expected our first quarter fiscal 2006 revenue to be approximately one half of our last quarter fiscal 2005 revenue, and our stock price declined dramatically. On June 14, 2005, a lawsuit entitled  Richard E. Jaffe v. Ditech Communications Corp., Timothy K. Montgomery and William J. Tamblyn, Case No. C 05 02406 was filed in the United States

District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and our former Chief Executive Officer and Chief Financial Officer. Several similar lawsuits were filed and all of the cases were consolidated into a single action. Although the court has dismissed this action with prejudice, the plaintiffs in this action have appealed the dismissal.

We cannot predict the outcome of the lawsuits. As a result of the recent substantial decline in our stock price, or if our stock price declines substantially in the future, we may be the target of similar litigation. The current, and any future, securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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

AS PLANNED WE HAVE COMPLETED A STOCK REPURCHASE, WHICH SIGNIFICANTLY DECREASED OUR CASH RESOURCES AND MAY IMPAIR OUR ABILITY TO ACQUIRE OR DEVELOP ADDITIONAL TECHNOLOGIES.

In the second quarter of fiscal 2008, we completed the repurchase of over seven million shares of our common stock for a total cost of $41 million. As a result, we have significantly less cash resources, which may inhibit our ability to acquire companies or technologies, or develop new technologies, that we believe would be beneficial to our company and our stockholders. Further, if we experience a continued downturn in our business, we may need to rely on our cash reserves to fund our business during the period of the downturn which, if prolonged and severe, we may not be able to do.

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

THERE IS RISK THAT WE WILL NOT BE ABLE TO FULLY UTILIZE THE DEFERRED TAX ASSETS RECORDED ON OUR BALANCE SHEET.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” we are required to establish a valuation allowance against our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. At October 31, 2007, we had $52.3 million in net deferred tax assets, which we believe are realizable based on the requirements of SFAS 109. However, because we have had volatile operating results in the past, including a net loss in the first half of fiscal 2008, and because there is no guarantee that the amount and timing of our future net profits will be sufficient to fully utilize our deferred tax assets, there is a risk that we will have to record valuation allowances in the future. Moreover, there is a risk that unfavorable audits of, for example, tax credit or NOL carryforwards by government agencies or change of ownership limitations (Section 382) may reduce the value of our deferred tax assets. If any of these events were to occur, our financial results for one or more periods would be adversely affected.

THERE IS RISK THAT SOME OR ALL OF THE GOODWILL RECORDED ON OUR BALANCE SHEET COULD BE SUBJECT TO IMPAIRMENT LOSSES SHOULD WE EXPERIENCE A PROLONGED DECLINE IN OUR STOCK PRICE.

As noted in the discussion of our accounting policies, above, we evaluate the recoverability of our goodwill based on the fair value of Ditech as a whole.  Our quoted share price from NASDAQ is the basis for measurement of that fair value, as we believe our market capitalization best represents the amount at which Ditech could be bought or sold in a current transaction between willing parties, excluding a control premium.  In the fourth, quarter of fiscal 2007, we completed the annual impairment test, which indicated that there was no impairment.  However, since the first quarter of fiscal 2008, we have experienced a decline our stock price and therefore our market capitalization, due in large part to the recent decline in our operating results. Due to this recent decline in our stock price and market capitalization, it is reasonably possible that an impairment review may be triggered prior to our next annual review in the fourth quarter of fiscal 2008. It is not possible to determine whether, if an impairment review is required, an impairment charge would result or if such charge would be material.

THERE IS RISK THAT OUR AUCTION RATE SECURTIES MAY EXPERIENCE AN OTHER THAN TEMPORARY DECLINE IN VALUE, WHICH WOULD CAUSE A LOSS TO BE REALIZED ON OUR FINANCIAL STATEMENTS.

We have two auction rate securities totaling $10 million of face value that did not settle at auction.  Although we believe that the decline in the fair market value as a result of these securities not settling is temporary, there is a risk that the decline in value may ultimately be deemed to be other than temporary.  To date, the decline in value has been accounted for as an unrealized loss in other comprehensive loss.  However, in the future should we determine that the decline in value is other than temporary it would result in a loss being recognized on our statement of operations, which could be material.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term investment portfolios. Our cash, cash equivalents, and short-term investments are primarily maintained at four major financial institutions in the United States. As of October 31, 2007 and April 30, 2007, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempt to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity.  We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities that have not failed to settle, which prior to this quarter management has been able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments.  Those securities with maturities of greater than one year, including auction rate securities that failed to settle, are classified as long-term investments.  Short and long-term investments consist primarily of corporate bonds and asset backed securities. Our investment securities are maintained at three major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value.  If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale took place.  In the first six months of fiscal 2008, we realized no gains or losses on our short-term investments, but we did record an unrealized loss of $1.2 million on our auction rate securities that failed to settle.

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to settle, are reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of October 31, 2007, we held two auction rate securities totaling $10.0 million of par value, which continue to be rated AA, but recently failed to settle at auctions. While we continue to earn interest on these investments at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value. Accordingly, we have recorded these investments at an estimated fair value of $8.8 million and recorded an unrealized loss on these securities of $1.2 million ($0.7 million, net of taxes) in other comprehensive loss, reflecting the decline in the estimated fair value of these securities. We have concluded that no other-than-temporary impairment losses occurred in the six months ended October 31, 2007 because we believe that the decline in market value is due to general market conditions, these investments are of high credit quality, and we have the intent and ability to hold these investments until the anticipated recovery in market value occurs. We will continue to analyze our auction rate securities each reporting period for impairment and may be required to record an impairment charge if the decline in fair value is determined to be other than temporary. The fair value of these securities has been estimated based on values provided by third parties along with estimates made by management based on its expectation of the assumptions market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions.

The following table presents the hypothetical changes in fair values of our investments as of October 31, 2007, based on discounted cash flow calculation over the remaining term of each investment that are sensitive to changes in interest rates (dollars in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	October 31, 2007	50 BPS	100 BPS	150 BPS
Total investments	$58,953	$58,953	$58,953	$58,953	$58,953	$58,953	$58,953

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

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of October 31, 2007 and April 30, 2007 (in thousands). Carrying value approximates fair value.

	October 31, 2007		April 30, 2007
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$19,163	3.53%	$34,074	4.19%
Short-term investments	50,225	5.26%	100,465	5.25%
Long-term investments	8,728	6.02%	—	—%

Total	$78,116	4.92%	$134,539	4.98%

To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign invoices are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

ITEM 4. Controls And Procedures

Ditech Networks, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of October 31, 2007 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that as of October 31, 2007, our disclosure controls and procedures were not effective because of the material weakness, described below, that was identified in the first quarter of fiscal 2008 for which we have not had sufficient opportunity to demonstrate the effective operation of remediation plan. Notwithstanding the material weakness described below, our management believes that the financial statements included in this Form 10-Q are fairly presented in all material respects in accordance with generally accepted accounting principles.

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

Plan for Remediation of the Material Weakness

We continued our focus on training on accounting for consideration given by a vendor to customer and its related impact on revenue.

In addition, we enhanced the effectiveness of the review process performed by Ditech’s Revenue Recognition Committee by implementing an additional review of non-standard terms in all non-standard customer contracts.

Although we were able to implement the enhanced controls related to this matter during the quarter ended October 31, 2007, these enhancements have not been in place for a sufficient length of time to allow management to obtain a large enough sample size to complete remediation testing of these controls.

Change in Internal Control over Financial Reporting

Other than the enhancements to our controls related to the material weakness discussed above, there has been no change in internal control over financial reporting in the quarter ended October 31, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4A. Controls and Procedures

Not applicable.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006. The defendants moved to dismiss the complaint, and by order dated August 10, 2006, the court granted the defendants’ motion and dismissed the complaint with leave to amend. Defendants filed their Second Amended Complaint on September 11, 2006. Defendants again moved to dismiss, and by order dated March 22, 2007, the court dismissed the Second Amended Complaint with leave to amend. Plaintiffs filed their Third Amended Complaint on April 23, 2007. On May 14, 2007, Defendant again moved to dismiss.  By order dated October 11, 2007, the court dismissed the third amended complaint with prejudice.  On November 8, 2007, plaintiffs filed a notice of appeal to the Ninth U.S. Circuit Court of Appeals.

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

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, Ditech moved to dismiss the amended complaint based on plaintiffs’ failure to make a demand on the board before bringing suit. On the same day, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants’ motion to dismiss without prejudice.  On September 21, 2007, plaintiffs filed a second amended complaint. On November 30, 2007, we moved to dismiss the complaint for failure to make a demand on the board of directors and for lack of standing.  On the same day, the individual defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted.  A hearing on these motions is currently set for February 8, 2008. These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.  These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2007, as filed with the SEC on July 16, 2007, have not substantively changed, except for the following risk factors:

1.     The risk factor “We Depend On A Limited Number Of Customers, The Loss Of Any One Of Which Could Cause Our Revenue To Decrease.” was revised to include first half of fiscal 2008 financial information and to include credit risk associated with our customer concentration and to include inventory risk associated with a decline in our business.

2.     The risk factor “We Are Reliant Primarily On Our Voice Quality Business To Generate Revenue Growth And Profitability, Which Could Limit Our Rate Of Future Revenue Growth.” was revised to include first half of fiscal 2008 financial information.

3.     The risk factor “Our Operating Results Have Fluctuated Significantly In the Past, And We Anticipate That They May Continue To Do So In The Future, Which Could Adversely Affect Our Stock Price.” was revised to include first half of fiscal 2008 financial information.

4.     The risk factor “If We Lose The Services Of Any Of Our Key Management Or Key Technical Personnel, Or Are Unable To Retain Or Attract Additional Technical Personnel, Our Ability To Conduct And Expand Our Business Could Be Impaired” has been revised to remove the reference to the retirement of our former Chief Executive Officer and our search for a new Chief Executive Officer, as we now have a new Chief Executive Officer.

5.     The risk factor “We Currently Are, And In The Future May Be, Subject To Additional Securities Lawsuits.” was updated to describe the current status of the lawsuits.

6.     The risk factor “As Planned We Have Completed A Stock Repurchase, Which Significantly Decreased Our Cash Resources And May Impair Our Ability To Acquire Or Develop Additional Technologies.” was added to describe the risks related to the decrease in our cash, cash equivalents and investments due to the repurchase of our common stock.

7.     The risk factor “There Is Risk That We Will Not Be Able To Fully Utilize The Deferred Tax Assets Recorded On Our Balance Sheet.” was revised to update the figure for net deferred tax assets and to note that we had a net loss.

8.     We have added the risk factors “There Is Risk That Some Or All Of The Goodwill Recorded On Our Balance Sheet Could Be Subject To Impairment Losses Should We Experience A Prolonged Decline In Our Stock Price.” and “There Is Risk That Our Auction Rate Securities May Experience An Other Than Temporary Decline In Value, Which Would Cause A Loss To Be Realized On Our Financial Statements.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 13, 2007, we announced that our Board of Directors had authorized a $60 million stock repurchase program, a portion of which was anticipated to be accomplished in a Dutch Auction Tender Offer.  In August and September 2007 we conducted the Dutch Auction Tender Offer and repurchased approximately $41 million dollars of our common stock.  A summary of the second quarter activity is set forth in the table below:

In thousands, except share and per share amounts	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate DollarValue of Shares that May Yet Be Purchased under the Program
August 1, 2007 to August 31, 2007	—	$—	—	$60,000,000
September 1, 2007 to September 30, 2007	7,410,824	$5.50	7,410,824	$19,001,000
October 1, 2007 to October 31, 2007	—	$—	—	$19,001,000
Total	7,410,824	$—	7,410,824	$19,001,000

There is no expiration date with respect to the remainder of the stock repurchase program.

ITEM 3. Defaults on Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On October 10, 2007, we held our 2007 Annual Meeting of Stockholders at our corporate headquarters in Mountain View, California. Of the 32,250,831 shares entitled to vote at the meeting, 30,654,791 (92.19%) were represented. During this meeting the following matters were voted upon:

				Broker Non-
Matter	For	Against	Withheld/Abstain	votes
Election of two directors to serve until the 2010 annual meeting of stockholders:
William A. Hasler	27,894,463	—	2,760,328	—
Todd G. Simpson, PhD	27,950,287	—	2,699,941	—

Gregory M. Avis and Edwin L. Harper will continue in office as directors in the class of directors to be elected at our 2008 annual meeting of stockholders.  Andrei M. Manoliu, PhD and David M. Sugishita will continue in office as directors in the class of directors to be elected at our 2009 annual meeting of stockholders.

Ratification of the selection of PricewaterhouseCoopers, LLP as Ditech’s independent registered public accounting firm for the fiscal year ending April 30, 2008.	28,459,624	2,187,841	7,325	—

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
2.3(3)

Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson.

3.1(4)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(5)	Bylaws of Ditech Networks, Inc., as amended and restated
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(8)	Employment Letter, dated as of September 24, 2007, between Ditech Networks, Inc. and Todd G. Simpson.
10.2(8)	Change in Control Severance Benefit Plan
10.3(9)	Employment Letter, dated as of August 16, 2007, between Ditech Networks, Inc. and Edwin Harper.
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)            Incorporated by reference from the exhibit with corresponding description from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed August 15, 2007.

(6)            Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed March 30, 2001.

(7)            Incorporated by reference from the exhibit with corresponding descriptions from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(8)            Incorporated by reference from the exhibit with corresponding description from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed September 25, 2007.

(9)            Incorporated by reference to the exhibit with the corresponding title from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed September 7, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Networks, Inc.

Date: December 7, 2007	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
2.3(3)

Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson.

3.1(4)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(5)	Bylaws of Ditech Networks, Inc., as amended and restated
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(8)	Employment Letter, dated as of September 24, 2007, between Ditech Networks, Inc. and Todd G. Simpson.
10.2(8)	Change in Control Severance Benefit Plan
10.3(9)	Employment Letter, dated as of August 16, 2007, between Ditech Networks, Inc. and Edwin Harper.
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)            Incorporated by reference from the exhibit with corresponding description from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed August 15, 2007.

(6)            Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed March 30, 2001.

(7)            Incorporated by reference from the exhibit with corresponding descriptions from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(8)            Incorporated by reference from the exhibit with corresponding description from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed September 25, 2007.

(9)            Incorporated by reference to the exhibit with the corresponding title from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed September 7, 2007.