Form 10-Q
period 2008-01-31
DITECH NETWORKS INC
filed 2008-03-11
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 000-26209

Ditech Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2935531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

825 East Middlefield Road

Mountain View, California 94043

(650)623-1300

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

YES  ☒     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). YES  ☐   NO  ☒

As of February 29, 2008, 26,076,865 shares of the Registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM I.          FINANCIAL STATEMENTS

Ditech Networks, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Revenue	$6,684	$22,078	$27,343	$64,795
Cost of goods sold	2,966	7,976	12,060	21,347

Gross profit	3,718	14,102	15,283	43,448

Operating expenses:
Sales and marketing (1)	3,885	5,557	14,362	18,390
Research and development (1)	3,769	5,077	14,214	15,715
General and administrative (1)	1,994	2,232	7,353	6,407
Amortization of purchased intangible assets	247	246	739	739
Impairment of goodwill	16,423	—	16,423	—

Total operating expenses	26,318	13,112	53,091	41,251

Income (loss) from operations	(22,600)	990	(37,808)	2,197
Other income, net	933	1,711	4,094	5,028

Income (loss) from operations before provision for (benefit from) income taxes	(21,667)	2,701	(33,714)	7,225
Provision for (benefit from) income taxes	(1,997)	694	(7,628)	2,624

Net income (loss)	$(19,670)	$2,007	$(26,086)	$4,601

Per share data:
Basic:
Net income (loss)	$(0.76)	$0.06	$(0.88)	$0.14

Diluted:
Net income (loss)	$(0.76)	$0.06	$(0.88)	$0.14

Weighted shares used in per share calculation:
Basic	25,809	32,641	29,752	32,519
Diluted	25,809	33,819	29,752	33,931

(1) Stock-based compensation expense was allocated by function as follows:

Cost of goods sold	$98	$71	$296	$285
Sales and marketing	316	458	1,290	1,928
Research and development	199	511	922	1,635
General and administrative	322	158	1,082	927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	January 31, 2008	April 30, 2007

Assets
Cash and cash equivalents	$18,121	$34,074
Short-term investments	45,375	100,465
Accounts receivable, net of allowance for doubtful accounts of $315 at January 31, 2008 and $373 at April 30, 2007	3,741	10,324
Inventories	18,896	13,353
Deferred income taxes	7,034	5,936
Other current assets	1,447	1,262

Total current assets	94,614	165,414

Property and equipment, net	5,622	5,781
Long-term investments	8,379	—
Goodwill	—	12,637
Purchased intangibles, net	1,656	2,394
Deferred income taxes	47,350	39,892
Other assets	196	266

Total assets	$157,817	$226,384

Liabilities and Stockholders’ Equity
Accounts payable	$2,125	$2,659
Accrued and other liabilities	4,991	7,148
Deferred revenue	698	3,424
Income taxes payable	309	803
Total current liabilities	8,123	14,034

Long term liabilities	386	405
Total liabilities	8,509	14,439

Common stock, $0.001 par value: 200,000 shares authorized and 26,032 and 33,044 shares issued and outstanding at January 31, 2008 and April 30, 2007, respectively	25	32
Additional paid-in capital	262,311	298,279
Accumulated deficit	(112,082)	(86,366)
Accumulated other comprehensive loss	(946)	—

Total stockholders’ equity	149,308	211,945

Total liabilities and stockholders’ equity	$157,817	$226,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended January 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(26,086)	$4,601
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	1,934	1,967
Provision for doubtful accounts	—	67
Deferred income taxes	(7,535)	2,151
Gain on disposal of fixed assets	(14)	—
Stock-based compensation expense	3,590	4,775
Amortization of purchased intangibles	739	739
Payment of employee-investor portion of convertible debentures	(610)	(403)
Amortization of employee-investor portion of convertible debentures	50	290
Impairment of goodwill	16,423	—
Changes in assets and liabilities:
Accounts receivable	6,583	(8,410)
Inventories	(5,535)	(530)
Other current assets	(185)	284
Income taxes payable	(494)	184
Accounts payable	(534)	2,601
Accrued and other liabilities	(1,616)	(200)
Deferred revenue	(2,726)	(9,028)

Net cash used in operating activities	(16,016)	(912)

Cash flows from investing activities:
Purchases of property and equipment	(1,689)	(2,911)
Purchases of short-term investments	(16,586)	(44,095)
Sales and maturities of short-term investments	61,699	44,710
Proceeds from sale of discontinued operations	—	698
Acquisition of Jasomi Networks, Inc., net of cash received	(3,786)	(2,724)
Investment in other assets	(2)	(106)

Net cash provided by (used in) investing activities	39,636	(4,428)

Cash flows from financing activities:
Repurchase of common stock	(41,006)	—
Tax benefit from exercise of stock options	—	252
Proceeds from employee stock plan issuances	1,433	1,350

Net cash provided by (used in) financing activities	(39,573)	1,602

Net decrease in cash and cash equivalents	(15,953)	(3,738)
Cash and cash equivalents, beginning of period	34,074	35,707

Cash and cash equivalents, end of period	$18,121	$31,969

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of January 31, 2008, and for the three and nine month periods ended January 31, 2008 and 2007, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim periods ended January 31, 2008 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2007, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 16, 2007, file number 000-26209.

Computation of Income (Loss) per Share

Basic income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding, including the dilutive effect of stock options, using the treasury stock method.  Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  Also included in diluted shares for the three and nine months ended January  31, 2007 is the weighted average effect of the potential conversion into common stock of $4.0 million of convertible notes issued as part of the Jasomi Networks, Inc. (“Jasomi”) acquisition, which were convertible into the Company’s common stock at the election of the holder.  At January 31, 2007, the notes potentially converted to a maximum of 447,000 shares of common stock.  Diluted loss per share for the three and nine months ended January 31, 2008 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.  For the three and nine month periods ended January 31, 2008, options totaling 7,209,211 shares and 6,468,408 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.  For the three and nine month periods ended January 31, 2007, options totaling 4,085,236 shares and 3,660,253 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Historical net income (loss) per share, basic and diluted:
Net income (loss)	$(19,670)	$2,007	$(26,086)	$4,601

Basic:
Weighted average shares used in calculation of basic per share amounts	25,809	32,641	29,752	32,519

Net income (loss) per share	$(0.76)	$0.06	$(0.88)	$0.14

Diluted:
Shares used in calculation of basic per share amounts	25,809	32,641	29,752	32,519
Dilutive effect of stock plans	—	730	—	965
Dilutive effect of convertible debentures	—	447	—	447
Shares used in calculation of diluted per share amounts	25,809	33,819	29,752	33,931

Net income (loss) per share	$(0.76)	$0.06	$(0.88)	$0.14

Comprehensive Income (Loss)

For the three and nine months ended January 31, 2008, comprehensive income (loss) was $(19.8) million and $(27.0) million, respectively.  For the three and nine months ended January 31, 2007, comprehensive income (loss) was $2.0 million and $4.6 million, respectively.  Comprehensive income (loss) included the impact of unrealized gains and losses on available for sale investments, net of tax.

Accounting for Stock-Based Compensation

Stock-based compensation expense is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended January 31, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123. Compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by APB 25, as allowed under SFAS 123, to the straight-line single-option approach.  Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated multiple-option approach. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense related to stock options, restricted stock units and restricted stock awards.  The total tax benefit from the exercise of stock options related to deductions in excess of compensation expense recognized was approximately $252,000 during the first nine months of fiscal 2007. There was no tax benefit from the exercise of stock options related to deductions in excess of compensation expense recognized in the first nine months of fiscal 2008.

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

Impairment of Long-lived Assets

The Company evaluates the recoverability of its long-lived assets, including goodwill, on an annual basis in the fourth quarter, or more frequently if indicators of potential impairment arise.  Following the criteria of SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” and SFAS 142 “Goodwill and Other Intangible Assets”, the Company views itself as having a single operating segment and reporting unit and consequently has evaluated its goodwill for impairment based on an evaluation of the fair value of the Company as a whole.  The Company’s quoted share price from NASDAQ is the basis for measurement of that fair value, as the Company’s market capitalization based on share price best represents the amount at which the Company could be bought or sold in a current transaction between willing parties. In the fourth quarter of fiscal 2007, the Company completed the annual impairment test, which indicated that there was no impairment.  However, since the first quarter of fiscal 2008, the Company has experienced a decline its stock price and therefore its market capitalization, due in large part to the recent decline in the Company’s operating results. As a result of the continued depressed state of the Company’s stock price and uncertainty as to when its stock price will return to levels sufficient to justify the recovery of its recorded goodwill, the Company undertook an interim impairment review in the third quarter of fiscal 2008.  As a result of the review, the Company determined that the entire goodwill balance of $16.4 million was impaired and accordingly recorded an impairment charge during the three months ended January 31, 2008.

The Company evaluates the recoverability of its amortizable purchased intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. Measurement of an impairment loss for long-lived assets that the Company expects to hold and use is based on the difference between the fair value and carrying value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.  In addition to the interim review for goodwill impairment discussed above, the Company also performed impairment reviews of its purchased intangibles and other long-lived assets as of January 31, 2008, which review did not indicate any impairment of these assets.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently assessing the impact that SFAS 157 will have on its results of operations, financial position and cash flows, upon adoption in fiscal 2009.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FAS 115   (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS 159 will have on its results of operations, financial position and cash flows, upon adoption in fiscal 2009.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), replacing SFAS 141, “Business Combinations”. SFAS 141R revises existing accounting guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets, liabilities, any noncontrolling interests, and the goodwill acquired. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will impact the accounting for business combinations completed by the Company on or after adoption in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Since the Company does not have any subsidiaries with noncontrolling interests, the Company does not expect this statement will have a material impact on its financial condition, results of operations and cash flows upon adoption on May 1, 2010.

3.             GOODWILL AND PURCHASED INTANGIBLES

Changes in the Company’s goodwill were as follows (in thousands):

Balance as of April 30, 2007	$12,637
New additions to existing goodwill	3,786
Impairment of goodwill	(16,423)
Balance as of January 31, 2008	$—

New additions to existing goodwill in the first nine months of fiscal 2008 were the result of the payment of the non-employee investor portion of the $4.0 million second tranche of the convertible notes plus accrued interest due to former Jasomi shareholders.  The entire $4.0 million plus accrued interest was not recorded in goodwill as $581,000 of the notes was paid to employee-shareholders, and was recorded as a reduction in related accrued compensation.  The remaining portion of the unpaid notes will be paid as certain employees vest in early exercised stock options.  In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), the Company did not record the $4.0 million as acquisition consideration at the date of acquisition, as the Company believed the retention of the designated employees was not assured beyond a reasonable doubt.  As discussed in Note 2, due to a prolonged decline in the Company’s stock price and no clear indication as to when the stock price might recover, the Company undertook an interim evaluation of whether the recorded goodwill balance was impaired.  As a result of this review, the Company recorded an impairment charge equal to the carrying value of goodwill in the third quarter of fiscal 2008.

The carrying value of intangible assets acquired in the Jasomi business combination was as follows (in thousands):

	January 31, 2008
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets:
Core technology	$2,900	$(1,873)	$—	$1,027
Customer relationships	1,100	(568)	—	532
Trade name and trademarks	200	(103)	—	97
Goodwill	16,423	—	(16,423)	—
Total	$20,623	$(2,544)	$(16,423)	$1,656

	April 30, 2007
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets:
Core technology	$2,900	$(1,330)	$—	$1,570
Customer relationships	1,100	(403)	—	697
Trade name and trademarks	200	(73)	—	127
Goodwill	12,637	—	—	12,637
Total	$16,837	$(1,806)	$—	$15,031

In the three months ended January 31, 2008 and 2007, the Company recorded $247,000 and $246,000, respectively, of amortization related to the Jasomi acquisition-related intangible assets.  In the first nine months of fiscal 2008 and 2007, the Company recorded $739,000 and $739,000, respectively, of amortization of Jasomi acquisition-related intangible assets.

Estimated future amortization expense of purchased intangible assets as of January 31, 2008 is as follows (in thousands):

Years ended April 30,

2008 (3 months)	$247
2009	985
2010	381
2011	43

$1,656

Other intangible assets included as a component of Other Assets, comprised (in thousands):

	January 31, 2008			April 30, 2007
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value

Software licenses	$3,359	$(3,359)	$—	$3,359	$(3,287)	$72

Amortization expense related to software licenses was $0 and $17,000 in the three months ended January 31, 2008 and 2007, respectively.  Amortization expense related to software licenses was $72,000 and $27,000 in the first nine months of fiscal 2008 and 2007, respectively.

4.             BALANCE SHEET ACCOUNTS

Inventories. Inventories comprised (in thousands):

	January 31, 2008	April 30, 2007

Raw materials	$2,260	$3,104
Finished goods	16,636	10,249

Total	$18,896	$13,353

Stock-based compensation cost capitalized in inventories at January 31, 2008 and April 30, 2007 was $23,000 and $18,000, respectively.

Investment Securities. Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year, and auction rate securities which management typically has settled on 7, 28 or 35 day auction cycles, are considered short-term investments.  Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities for which we are unable to estimate when they will settle. Short- and long-term investments consist primarily of corporate bonds and asset backed securities, which are rated AA or higher. The Company’s investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the Condensed Consolidated Balance Sheets at fair value.  If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place.  In the first nine months of fiscal 2008, the Company realized no gains or losses on its investments.

At January 31, 2008, the Company held auction rate securities totaling approximately $54 million. These securities are variable rate debt instruments, which bear interest rates that reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years and are primarily issued by municipalities. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates.

As of January 31, 2008, the Company held two AA rated auction rate securities, totaling $10.0 million of par value, which have failed to settle at auctions since the second quarter of fiscal 2008. While the Company continues to earn interest on these investments at the maximum contractual rate, the estimated fair value of these auction rate securities no longer approximates their par value. Accordingly, at January 31, 2008, the Company has recorded these investments at their estimated fair value of $8.4 million and recorded an unrealized loss on these securities of $1.6 million ($1.0 million, net of taxes) in accumulated other comprehensive loss, reflecting the decline in the fair value of these securities. Due to the Company’s inability to estimate when the impacted auction rate securities will settle, it has classified them as long-term consistent with the contractual term of the underlying securities.

The Company has concluded that no other-than-temporary impairment losses occurred in the three and nine months ended January 31, 2008 because the Company believes that the declines in fair value that occurred during fiscal 2008 is due to general market conditions, these investments continue to be of high credit quality, and the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The Company will continue to analyze its auction rate securities each reporting period for impairment and it may be required to record an impairment charge in the Condensed Consolidated Statement of Operations if the decline in fair value is determined to be other than temporary. The fair value of these securities has been estimated by management based on the assumptions that market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions.

As of March 7, 2008, the Company had successfully sold 32% ($17.1 million) of its auction rate securities without incurring any losses. At the time of the Company’s initial investment and through the date of this Report, all of the Company’s auction rate securities remain AA and AAA rated. However, consistent with what has been experienced in the general market during February 2008, the Company had eight additional auction rate securities with an aggregate value of $24.3 million not settle at auction since January 31, 2008.  The Company has continued to classify these securities as short-term, as management believes they have the ability and intent to successfully sell these securities within twelve months.

Accrued and Other Liabilities. Accrued and other liabilities comprised (in thousands):

	January 31, 2008	April 30, 2007

Accrued employee related	$2,633	$4,837
Accrued warranty	613	754
Accrued restructuring	426	—
Other	1,319	1,557

Total	$4,991	$7,148

The Company provides for future warranty costs upon shipment of its products. The specific terms and conditions of those warranties may vary depending upon the product sold, the customer and the country in which it does business. However, the Company’s warranties generally start from the shipment date and continue for a period of one to five years for the hardware element of the Company’s products and 90 days to one year for the software element.

Because the Company’s products are manufactured to a standardized specification and products are internally tested to these specifications prior to shipment, the Company historically has experienced minimal warranty costs. Factors that affect the Company’s warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liability every quarter and makes adjustments to the liability, if necessary.

Changes in the warranty liability, which is included as a component of “Accrued and other liabilities” on the Condensed Consolidated Balance Sheets, during the three and nine-month periods ended January 31, 2008 and 2007 are as follows (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007

Balance as of the beginning of the fiscal period	$742	$1,157	$754	$1,157
Provision for warranties issued during fiscal period	—	64	83	64
Warranty costs incurred during fiscal period	(14)	(101)	(53)	(142)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	(115)	(436)	(171)	(395)

Balance as of January 31	$613	$684	$613	$684

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

5.             RESTRUCTURING

In the second quarter of fiscal 2008, the Company undertook a restructuring of certain of its operations in an effort to streamline its operations and reduce costs. The restructuring included a reduction in the workforce of approximately 23% and the closure of its research and development operations in Canada. As a result of these actions, the Company recorded a restructuring charge of  approximately $1.3 million attributable to severance benefits and costs associated with the closure of the Canadian office, including $250,000 attributable to the loss on abandonment of the Canadian facility lease and losses on assets abandoned at that location, including but not limited to leasehold improvements.  Of the $1.3 million total restructuring charge, $1.0 million was attributable to severance and related benefits, of which amount $913,000 had been paid as of January 31, 2008, with the balance relating to the severance packages to be paid in the fourth quarter of fiscal 2008.  All individuals impacted by the reduction in headcount were notified of the termination of their employment as of October 31, 2007.

6.             STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan

In March and April 1999, the Board adopted, and the stockholders approved, the Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) under which an aggregate of 1,816,666 shares of common stock has been reserved as of January 31, 2008.  Employees who participate in the one-year offering period can have up to 15% of their earnings withheld or purchase a maximum of 700 shares per six-month purchase period, whichever is less, pursuant to the Purchase Plan.  The amount withheld will then be used to purchase shares of the common stock on specified dates determined by the Board.  The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering or end date of the purchase period.  In the first nine months of fiscal 2008, 144,398 shares were purchased under the Purchase Plan.  As of January 31, 2008, 323,959 shares remain available for issuance under the Purchase Plan.

Stock Option and Restricted Stock Plans

The Company’s 1997 Stock Option Plan serves as the successor equity incentive program to the Company’s 1987 Stock Option Plan and the Supplemental Stock Option Plan (the “Predecessor Plans”). All outstanding stock options under the Predecessor Plans continue to be governed by the terms and conditions of the 1997 Stock Option Plan. The Company reserved 4,000,000 shares of common stock for issuance under the 1997 Stock Option Plan. Under the 1997 Stock Option Plan, the Board of Directors could grant incentive or non-statutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock, as determined by the Board of Directors, at grant date. In November 1998, the Company adopted its 1998 Stock Option Plan and determined not to grant any further options under its 1997 Stock Option Plan. The Company has reserved a total of 4,856,082 shares of common stock for issuance under the 1998 Stock Option Plan, under terms similar to those of the 1997 Stock Option Plan. During fiscal 2000, the Company adopted two non-statutory stock option plans under which a total of 1,350,000 shares were reserved for issuance. The terms of non-statutory options granted under these plans are substantially consistent with non-statutory options granted under the 1997 and 1998 plans.  Shares issued through early option exercises are subject to the Company’s right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of January 31, 2008, no shares were subject to repurchase.

On July 25, 2000, the Company purchased the net assets of Atmosphere Networks, and assumed all outstanding stock options that had been granted under the Atmosphere Networks 1997 Stock Plan (the “Atmosphere Plan”). The option shares under the Atmosphere Plan were converted into 122,236 options to purchase the Company’s common stock. The calculation of the conversion of option shares was determined using the approximate fair market values of the Atmosphere Networks and the Company’s common stock prices within a one-week period up to the date of the acquisition. After July 25, 2000, no new options are permitted to be granted under the Atmosphere Plan. The terms of the options granted under this plan are substantially consistent with the terms of options granted under the Company’s stock option plans.

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

In connection with the acquisition of Jasomi on June 30, 2005, the Board of Directors adopted the 2005 New Recruit Stock Plan.  This plan allows for up to 500,000 shares of restricted stock and restricted stock units to be granted to newly hired employees. The Jasomi Canada employees hired by the Company received shares with a vesting schedule of 1/3 of the shares vesting on the first anniversary of the acquisition date, and the remaining vesting in eight (8) successive equal quarterly installments over the two (2)-year period measured from the first anniversary of the closing date. As of January 31, 2008, 216,966 shares remain available for issuance under the 2005 New Recruit Stock Plan.

In November 2005, the Board also adopted the 2005 New Recruit Stock Option Plan.  A total of 200,000 shares were approved for issuance as non-qualified stock options to newly hired employees only.  The terms of the plan are substantially consistent with those of the non-qualified stock options granted under the Company’s other stock option plans, except that the plan does not allow the early exercise of stock options.  In February 2006, another 300,000 shares were approved and added to the reserve in connection with the hiring of the new vice president of worldwide sales. As of January 31, 2008, 87,123 shares remain available for issuance under the plan.

In September 2006, the Board of Directors amended the 2000 Non-Qualified Stock Plan and re-named it the 2006 Equity Incentive Plan, reserving an additional 2,000,000 shares.  As a result of the increase, a total of 7,000,000 shares have been reserved under this plan as of October 31, 2006.  The terms of non-statutory options granted under this plan are substantially consistent with non-statutory options granted under the 2000 plan.  However, the new plan allows for the grant of other types of equity awards, including restricted stock and restricted stock units.  Restricted stock and restricted stock units generally vest over four years, with 25% vesting after the first year and the remaining shares vesting ratably every six months thereafter.

All options under the option plans described above have a ten-year term.

Directors Stock Option Plan

In March 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan. Under this stock option plan, an aggregate of 650,000 shares are reserved as of January 31, 2008. Options granted under the plan have a 5-year term. One-time initial automatic grants of 35,000 shares each are made upon a director’s initial appointment and are subject to annual vesting over a four-year period. Annual automatic grants of 10,000 shares each are made on the date of each annual meeting of stockholders to each incumbent director (provided they have served as a director for at least six months) and are fully vested at the grant date.

Activity under the stock option plans referenced above was as follows (in thousands, except life and exercise price data):

		Outstanding Options
	Shares Available For Grant (1)	Number of Shares	Exercise Price	Aggregate Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances, April 30, 2007	2,438	7,023	$0.36 - $24.69	$55,463	$7.90
Reservation of shares
Restricted stock and restricted stock units issued	(49)
Restricted stock and restricted stock units forfeited	122
Options granted	(1,645)	1,645	$3.26 - $8.20	$6,813	$4.14
Options exercised	—	(249)	$0.36 - $7.19	$(806)	$3.24	$806
Options forfeited	450	(456)	$0.36 - $17.68	$(3,376)	$7.40
Options expired	323	(323)	$2.85 - $17.68	$(3,278)	$10.14
Balances, January 31, 2008	1,639	7,640	$0.36 - $24.69	$54,816	$7.17

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Aggregate Fair Value	Weighted Average Remaining Contractual Term

Fully vested and expected to vest options	6,844	$7.37	$319		4.98
Options vested during the period	5,170	$7.96	$313	$28,153	3.63

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

Restricted stock and restricted stock units activity for the nine months ended January 31, 2008 was as follows (in thousands, except life data):

	Restricted Stock and Restricted Stock Units Outstanding
	Number of Shares or Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Nonvested restricted stock and restricted stock units, April 30, 2007	333
Restricted stock and restricted stock units granted	38
Restricted stock and restricted stock units vested	(98)
Restricted stock and restricted stock units forfeited	(104)

Nonvested restricted stock and restricted stock units, January 31, 2008	169

Fully vested and expected to vest restricted stock and restricted stock units	28	$—	$88	0.7
Fully vested restricted stock and restricted stock units currently exercisable	—	—	—	—

For the nine month period ended January 31, 2008, the total intrinsic value of restricted stock and restricted stock units (“RSUs”) vested was $494,000 and the total fair value of shares vested was $677,000.

As of January 31, 2008, approximately $5.6 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs is expected to be recognized over a weighted-average period of 2.7 and 2.6 years, respectively.

The assumptions used and the resulting estimates of weighted-average fair value per share of options granted and for employee stock purchases under the ESPP during the periods indicated are as follows:

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007

Stock options:
Dividend yield	—	—	—	—
Volatility factor	0.64	0.70	0.64	0.71
Risk-free interest rate	3.5%	4.5%	3.8%	4.7%
Expected life (years)	4.8	4.9	4.8	4.9
Weighted average fair value of options granted during the period	$1.91	$4.39	$2.33	$4.99

Employee stock purchase plan:
Dividend yield	—	—	—	—
Volatility factor	0.54	0.45	0.53	0.46
Risk-free interest rate	3.3%	4.9%	3.3%	5.0%
Expected life (years)	1.0	0.75	1.0	0.71
Weighted average fair value of employee stock purchases during the period	$1.20	$2.14	$1.25	$2.24

Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$3.37	$7.25	$6.42	$7.97

Stock Repurchase

On August 29, 2007, the Company filed a tender offer to repurchase up to 9,100,000 shares, or approximately $50.0 million worth, of the Company’s common stock.  In the second quarter of fiscal 2008, the Company completed the repurchase of 7,410,824 shares of its common stock for an aggregate cost of $41.0 million.  The shares repurchased by the Company were immediately retired and the aggregate price of the retired shares was reflected as a reduction to stockholders’ equity.  The purchase price of the shares was allocated between the components of stockholder’s equity in accordance with the guidance in Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins.”

7.             BORROWING AGREEMENT

In July 2007, the Company renewed its $2.0 million operating line of credit with its bank.  The renewed line of credit, which expires on July 31, 2008, carries the same basic terms as the original line of credit and financial covenants related to minimum effective tangible net worth and cash and cash equivalent and short-term investment balances.  As of January 31, 2008, the Company had no borrowings outstanding under the line of credit and was in compliance with the financial covenants.

8.             INCOME TAXES

Effective May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48,  Accounting for

Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative affect of adopting FIN 48 at May 1, 2007 was a decrease in the liability for uncertain tax positions and the opening accumulated deficit balance of $363,000.  Upon adoption, the liability for uncertain tax positions at May 1, 2007 was $214,000.  Included in the liability for uncertain tax positions at the date of adoption are interest and penalties of $79,000. The liability for uncertain tax positions, if recognized, will decrease the Company’s tax expense. The liability for uncertain tax positions was reduced by $103,000 during the nine months ended January 31, 2008, due to utilization associated with the filing of voluntary disclosures with certain states.  The Company does not anticipate that the amount of liability for uncertain tax positions existing at January 31, 2008 will change significantly within the next 12 months.  Interest and penalties related to the liability for uncertain tax positions are included in the provision for income taxes.

The Company files income tax returns in the U.S. and various foreign jurisdictions.  Most U.S. and foreign jurisdictions have 3 to 10 year periods during which the appropriate taxing authorities may commence an audit. The Company’s U.S. federal tax filings for fiscal 2004 and 2005 are currently being examined.  The Company is not currently under examination by any state or foreign jurisdictions.

The Company recorded a tax benefit of $2.0 million and $7.6 million, respectively, for the three and nine months ended January 31, 2008 for an effective rate of (9)% and (23)%, respectively.  The Company recorded tax expense of $694,000 and $2.6 million, respectively, for the three and nine months ended January 31, 2007 for an effective tax rate of 26% and 36%, respectively.  The effective tax rate for the three and nine months ended January 31, 2007 reflected the Company’s inability to deduct for tax purposes (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants and (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors. These nondeductible items were offset by the favorable impact of the extension of the federal research and development credit. The negative tax rate for the three and nine months ended January 31, 2008 represents the benefits the Company expects to realize in the future when the net operating loss is utilized against future taxable income, offset by the non-deductible nature of the goodwill impairment recorded in the third quarter of fiscal 2008. The Company’s income taxes have been reduced by the tax benefit from employee stock option transactions.  These benefits totaled $68,000 and $252,000, respectively, for the three and nine months ended January 31, 2007, and were recorded to additional paid-in capital.  There were no material tax benefits from employee stock option activity for the nine months ended January 31, 2008.

9.             COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel. All of the lawsuits were consolidated into a single action entitled  In re Ditech Communications Corp. Securities Litigation,  No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006. The defendants moved to dismiss the complaint, and by order dated August 10, 2006, the court granted the defendants’ motion and dismissed the complaint with leave to amend. The plaintiffs filed their Second Amended Complaint on September 11, 2006.  The defendants again moved to dismiss, and by order dated March 22, 2007, the court dismissed the Second Amended Complaint with leave to amend. The plaintiffs filed their Third Amended Complaint on April 23, 2007.  On May 14, 2007, the defendants again moved to dismiss.  By order dated October 11, 2007, the court dismissed the third amended complaint with prejudice.  On November 8, 2007, plaintiffs filed a notice of appeal to the Ninth U.S. Circuit Court of Appeals.

On August 23, 2006, August 25, 2006 and November 3, 2006, three actions were filed in United States District Court for the Northern District of California (Case Nos. C06-05157, C06-05242, and C06-6877) purportedly as derivative actions on behalf of the Company against certain of the Company’s current and former officers and directors alleging that between 1999 and 2001 certain stock option grants were backdated; that these options were not properly accounted for; and that as a result false and misleading financial statements were filed. These three actions have been consolidated under case number C06-05157. On December 1, 2006, a fourth derivative complaint making similar allegations against many of the same defendants was filed in California Superior Court for the County of Santa Clara (Case No.106-CV-075695). On April 19, 2007, the California Superior Court granted the Company’s motion to stay the state court action pending the outcome of the federal consolidated actions.

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, the Company moved to dismiss the amended complaint based on plaintiffs’ failure to make a demand on the board before bringing suit. On the same day, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants’ motion to dismiss without prejudice.  On September 21, 2007, plaintiffs filed a second amended complaint. On November 30, 2007, the Company moved to dismiss the complaint for failure to make a demand on the board of directors and for lack of standing.  On the same day, the individual defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted.  A hearing on these motions was held on February 8, 2008.  However, the Court has not yet ruled on these motions. These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.

The Company cannot predict the outcome of the lawsuits at this time and has made no provisions for potential losses from these lawsuits.

Lease Commitments

At January 31, 2008, future minimum payments under the Company’s current leases are as follows (in thousands):

Years ending April 30,
2008 (3 months)	$248
2009	1,012
2010	1,058
2011	1,095
2012	276

$3,689

10.          REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company currently operates in a single segment - voice quality products.

The Company’s revenue from external customers by geographic region, based on shipment destination, was as follows (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
USA	$3,023	$14,074	$17,607	$42,934
Middle East/Africa	1,189	4,889	3,526	14,672
Far East	1,048	290	2,515	956
Canada	681	17	2,428	1,956
Europe	437	38	664	600
Latin America	306	2,770	603	3,677

Total	$6,684	$22,078	$27,343	$64,795

Sales for the three months ended January 31, 2008 included sales to two customers that represented greater than 10% of total revenue (30% and 17%).   Sales for the nine months ended January 31, 2008 included sales to three customers that represented greater than 10% of total revenue (40%, 15% and 13%).  Sales for the three months ended January 31, 2007 included sales to three customers that represented greater than 10% of total revenue (60%, 22% and 12%).  Sales for the nine months ended January 31, 2007 included sales to two customers that represented greater than 10% of total revenue (60% and 23%).  As of January 31, 2008, the Company had four customers that represented greater than 10% of accounts receivable (31%, 22%, 12% and 11%).  At April 30, 2007, two customers represented greater than 10% of accounts receivable (34% and 27%).

The Company maintained its long-lived assets in the following countries (in thousands):

	January 31, 2008	April 30, 2007

USA	$5,174	$5,379
Canada	438	395
Rest of World	10	7

Total	$5,622	$5,781

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

Since becoming a public company in June 1999, our financial success has been primarily predicated on the macroeconomic environment of U.S. wireline and, more recently, wireless carriers as well as our success in selling to the larger carriers.  Since the beginning of calendar year 2004, large North American telecommunications service providers have been engaged in merger and acquisition activity.  This activity largely drove a decline in our fiscal 2006 revenue as one of our two largest fiscal 2005 U.S. customers was and continues to be involved in post-merger integration and, consequently, orders from that customer since the first quarter of fiscal 2006 have been nominal.  Over the last few quarters, we have experienced delays in purchasing decisions relative to voice quality equipment by our domestic and international carriers due to interplay of budget constraints with the strategic nature of their voice quality deployment and their transition to third generation cellular technology (“3G”) networks.  For the foreseeable future, our revenue will continue to be heavily influenced by the buying trends of Verizon Wireless, our largest customer, which accounted for 64% of our total worldwide revenue in fiscal 2007.  In the first nine months of fiscal 2008, our revenue from Verizon Wireless was $10.9 million, or 40%, of total worldwide revenue.  Our revenue also will continue to be primarily generated from sales of our BVP-Flex, which accounted for 59% of our revenue in fiscal 2007 and 35% of revenue in the first nine months of fiscal 2008.  In an attempt to diversify our customer base, we have added sales and marketing resources over the last few years to focus on new large account opportunities in the United States and internationally.

In the United States, we believe that our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks will be key factors in adding new customers and driving opportunities for revenue growth.  The development of our VQA feature set was originally targeted at the international Global System for Mobile Communications (“GSM”) market but has seen growing importance in the domestic market as well.  We continue to focus sales and marketing efforts on international and domestic mobile carriers who might best apply our VQA solution.  We have added sales resources and invested in customer trials domestically and internationally in an attempt to better avail ourselves of these opportunities as they arise.  Despite these efforts we have experienced mixed results as we remain dependant on the buying patterns of a small, yet more diverse, group of large customers.  In fiscal 2006, Orascom Telecom Holding (Orascom) became our largest VQA customer to-date, as well as a step toward our goal of greater customer diversification.  Although our international business accounted for $24.2 million of revenue in fiscal 2007, largely attributable to Orascom, revenue from international customers for the first nine months of fiscal 2008 was only $9.7 million, due to delays in closing international transactions.

We expect additional long-term opportunities for growth will occur in VoIP-based network deployments as there appears to be a growing trend of service providers transitioning from traditional circuit-switched network infrastructure to VoIP.  As such, since the beginning of fiscal 2005 we have directed, and expect to continue to direct, the majority of our R&D spending towards the development of our Packet Voice Processor, a platform targeting VoIP-based network deployments.  The Packet Voice Processor introduces cost-effective voice format transcoding capabilities and combines our VQA software and newly developed PQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter.  To further develop a presence in the VoIP market and future wireless carrier networks, we acquired Jasomi in the first quarter of fiscal 2006.  Jasomi’s currently available PeerPoint C100 session border controller enables VoIP calls over smaller carrier networks to traverse the network address translation (“NAT”) and protects networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them.  We expect that with the combination of our Packet Voice Processor and session border controller technology we may be able to provide a more comprehensive solution to larger carriers’ border services needs.  To date, we have recognized modest revenue from PeerPoint. The first nine months of fiscal 2008 marked the first period in which revenue from the Packet Voice Processor exceeded 10% of total revenue.

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

Our Customer Base.  Historically, the majority of our sales have been to customers in the United States. These customers accounted for approximately 64% of our revenue in the first nine months of fiscal 2008, and 71% and 87% of our revenue in fiscal 2007 and 2006, respectively. However, sales to some of our customers in the U.S. may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of our newer voice processing products, which are targeted at GSM networks, international revenue will continue to become a larger percentage of our overall revenue.

Our revenue historically has come from a small number of customers.  Our largest customer accounted for approximately 40% of revenue in the first nine months of fiscal 2008, and 64% and 79% of our revenue in fiscal 2007 and 2006, respectively.  Our five largest customers accounted for approximately 76% of revenue in the first nine months of fiscal 2008, and 88% of our revenue in fiscal 2007 and 2006. Consequently, the loss of any one of these customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect in our business.  This was evidenced in fiscal 2006 and again in the first nine months of fiscal 2008, as declines in sales to one of our two largest customers were not offset by increased sales to new and/or other existing customers. The declines in sales in both 2006 and the first nine months of 2008 resulted in a net loss for both periods.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies that are described in our Annual Report on Form 10-K for the year ended April 30, 2007, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of January 31, 2008, we had deferred $3.2 million of revenue.  However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Condensed Consolidated Balance Sheet.  Of the $3.2 million of revenue deferred as of January 31, 2008, approximately $1.7 million was associated with installations and other product related deferrals and $1.5 million was associated with extended warranty contracts, which revenue is recognized ratably over the contract term.  We closely evaluate the credit risk of our customers. In those cases in which we deem credit risk to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date, to effectively provide reasonable assurance of collection, or we defer the revenue until we receive the customer’s payment.

Investments—We consider investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year, and auction rate securities, which we have historically settled on 7, 28 or 35 day auction cycles, as short-term investments. However, when auction rate securities fail to settle at auction, which occurred with respect to two securities in the second and third quarters of fiscal 2008, and we are unable to estimate when the impacted auction rate security will settle, we classify them as long-term consistent with the contractual term of the underlying security.  Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities for which we are unable to estimate when they will settle. Short-term and long-term investments consist primarily of asset backed commercial paper. We have classified our investments as available-for-sale securities in the accompanying consolidated financial statements. We carry available-for-sale securities at fair value, and report unrealized gains and losses as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income, net based on specific identification. We include interest on securities classified as available-for-sale in other income, net.  See also the discussion in liquidity and Item 3 for additional information on auction rate securities.

Inventory Valuation—In conjunction with our ongoing analysis of inventory valuation, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of allowances required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying allowance requirements in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in the recognition of larger than anticipated write-downs.  There were no sales of previously written-down inventory for the three and nine month periods ended January 31, 2008.  For the three and nine months ended January 31, 2007, we sold $0.2 million and $0.5 million, respectively, of previously written-down inventory.   Fiscal 2007 sales of previously written-down inventory had a negligible impact on gross margin as the inventory was sold for approximately its net book value.

Cost of Warranty—At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year.    The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures.  This would result in a decrease in gross profit. As of January 31, 2008, we had recorded $0.6 million of accruals related to estimated future warranty costs.  See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

Goodwill—Our methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi was determined through established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. During the first quarter of fiscal 2008, goodwill increased $3.8 million from $12.6 million recorded at April 30, 2007 as we recorded the payment of the non-employee investor portion of the $4.0 million second and final tranche of convertible notes plus accrued interest. We perform goodwill impairment tests on an annual basis, or more frequently if conditions warrant it.

Impairment of Long-lived Assets—We evaluate the recoverability of our long-lived assets, including goodwill, on an annual basis or more frequently if indicators of potential impairment arise. Following the criteria of SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” and SFAS 142 “Goodwill and Other Intangible Assets”, we view ourselves as having a single operating segment and reporting unit and consequently have evaluated goodwill for impairment based on an evaluation of our fair value as a whole. Our quoted share price from NASDAQ is the basis for measurement of that fair value, as our market capitalization based on share price best represents the amount at which we could be bought or sold in a current transaction between willing parties. In the fourth quarter of fiscal 2007, we completed the annual impairment test, which indicated that there was no impairment.  However, since the first quarter of fiscal 2008, we have experienced a decline in our stock price and therefore our market capitalization, due in large part to the recent decline in our operating results. As a result of our stock price’s continued depressed state and uncertainty as to when our stock price would return to levels sufficient to justify the recovery of our recorded goodwill, we undertook an interim impairment review in the third quarter of fiscal 2008. As a result of the review, we determined that the entire balance of $16.4 million was in fact impaired and therefore recorded an impairment loss as part of our third quarter fiscal 2008 results. We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. We base measurement of an impairment loss for long-lived assets that we expect to hold and use on the difference between the fair value and carrying value of the asset. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell. In addition to the interim review for goodwill impairment discussed above, we also performed impairment reviews of our purchased intangibles and other long-lived assets as of January 31, 2008, which review did not indicate any impairment of these assets.

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

Accounting for Income Taxes—We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items such as valuation allowances for bad debts and inventory, for tax and accounting purposes. These temporary differences, in conjunction with net operating loss and tax credit carryforwards, result in deferred tax assets and liabilities. On a quarterly basis, we review the expiration dates of our net operating loss carryforwards that we believe to be at near-term risk.  In addition, we complete a study on the impact of Section 382 of the Internal Revenue Code on at least a semi-annual basis to determine whether a change in ownership may limit the value of our net operating loss carryforwards.  We have determined that a valuation allowance against our existing deferred tax assets at January 31, 2008 was not required.  We have considered all evidence, positive and negative, pursuant to SFAS 109, Accounting for Income Taxes” and believe that it is more likely than not that our deferred tax assets will be realized based on our long-term projections of future taxable income.  However, as noted below in “Future Growth and Operating Results Subject to Risk,” there are risks to our future financial performance and the financial impact of the risks may be difficult to anticipate.  Consequently, there is a possibility that we may not meet the minimum level of U.S. pre-tax income to utilize our net operating loss carryforwards such that all or a portion of our deferred tax assets will become impaired.  In order to evaluate the sensitivity of possible impairment, we applied a hypothetical 10% decrease to future pre-tax income. This hypothetical decrease would not result in the impairment of our deferred tax assets.

Effective May 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We have classified interest and penalties as a component of tax expense. As a result of the implementation of FIN 48 effective May 1, 2007, we recognized a $0.4 million decrease in the liability for unrecognized tax benefits, which was accounted for as a decrease in the May 1, 2007 balance of accumulated deficit. We do not expect significant change to the liability over the next 12 months.

Recent Accounting Pronouncements.  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently assessing the impact that SFAS 157 will have on our results of operations, financial position and cash flows, upon adoption in fiscal 2009.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FAS 115   (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 159 will have on our results of operations, financial position and cash flows, upon adoption in fiscal 2009.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), replacing SFAS 141, “Business Combinations”. SFAS 141R revises existing accounting guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets, liabilities, any noncontrolling interests, and the goodwill acquired. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R will impact the accounting for business combinations completed by us on or after adoption in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Since we do not have any subsidiaries with noncontrolling interests, we do not expect this statement will have a material impact on our financial condition, results of operations and cash flows upon adoption in fiscal 2010.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our condensed consolidated statements of operations, as a percentage of sales.

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.4	36.1	44.1	32.9
Gross Profit	55.6	63.9	55.9	67.1
Operating expenses:
Sales and marketing	58.1	25.2	52.5	28.4
Research and development	56.4	23.0	52.0	24.3
General and administrative	29.8	10.1	26.9	9.9
Amortization of purchased intangibles	3.7	1.1	2.7	1.1
Impairment of goodwill	245.7	—	60.1	—
Total operating expenses	393.7	59.4	194.2	63.7
Income (loss) from operations	(338.1)	4.5	(138.3)	3.4
Other income, net	13.9	7.7	15.0	7.7
Income (loss) before provision for (benefit from) income taxes	(324.2)	12.2	(123.3)	11.1
Provision for (benefit from) for income taxes	(29.9)	3.1	(27.9)	4.0
Net income (loss)	(294.3)%	9.1%	(95.4)%	7.1%

THREE AND NINE MONTHS ENDED JANUARY 31, 2008 AND 2007.

Revenue.

	Three months ended January 31,		Nine months ended January 31,		Increase From Prior Year,
$s in thousands	2008	2007	2008	2007	3 Month Period	9 Month Period
Revenue	$6,684	$22,078	$27,343	$64,795	$(15,394)	$(37,452)

The decrease in revenue during the three and nine months ended January 31, 2008 was primarily due to a decrease in sales to our largest domestic customer, Verizon Wireless, and an international customer, Orascom, with only modest offsetting increases in other domestic and international business.  Verizon accounted for approximately 30% and 40%, respectively, of our revenue for the three and nine months ended January 31, 2008 as compared to 60% of the revenue for the three and nine months ended January 31, 2007.  Our second largest customer in fiscal 2008, a domestic VoIP customer, accounted for 6% and 15% of our total revenue for the three and nine months ended January 31, 2008 as compared to less than 1% for the corresponding periods in fiscal 2007.   Our second largest customer in fiscal 2007, Orascom, accounted for 17% and 13% of our revenue in the three and nine months ended January 31, 2008, respectively, as compared to 5% and 14%, respectively, of our revenue in the three and nine months ended January 31, 2007.  We believe that the decline in Orascom revenue in absolute dollars may be due to the recently announced plans of its parent company to divest itself of several of its Middle Eastern holdings, including some of the larger operations, to which we had been selling. Although our Broadband Voice Processor Flex (“BVP-Flex”), which has become the primary system purchased by our domestic customers, continues to play a key role in our revenue mix, our Quad Voice Processor (“QVP”) and PVP products and service contracts have grown as a percentage of revenue during fiscal 2008 due in large part to the declining sales to Verizon.

Geographically, our domestic revenue for the three months ended January 31, 2008 totaled 45% of total worldwide revenue as compared to 64% realized for the three months ended January 31, 2007.  The decline in the percentage of domestic revenue for the three months ended January 31, 2008 was largely due to a decline in revenue levels from our largest customer, which is a domestic wireless carrier.  Our domestic revenue for the nine months ended January 31, 2008 was 64% of worldwide revenue as compared to 66% for the comparable period in fiscal 2007.  The modest decrease in domestic revenue as a percentage of total revenue was due to a decline in year-to-date revenue from our largest domestic customer, which decline was greater as a percentage of revenue than the decline from our largest international customer.

Following the success of our BVP-Flex, revenue over the last three fiscal years and the first nine months of fiscal 2008 has been generated largely from domestic sales.  Our international growth has primarily been dependent on our success in selling our VQA enabled QVP.  Although we continue to believe that there are meaningful international revenue opportunities, we continue to experience slower than anticipated purchasing cycles from our existing and prospective international customers, which has resulted in volatility in the level of international revenue from quarter to quarter.  We plan to continue to strategically invest in our international infrastructure and in customer trials to attempt to capture the international revenue opportunities that exist for us.  However, we expect that sales of our BVP-Flex will continue to represent the majority of our revenue in the foreseeable future.  We expect revenue in the fourth quarter of fiscal 2008 to be in the range of $6 million to $9 million, in part due to continued limited visibility of demand and our current estimate of the timing of closure of domestic and international opportunities.

Cost of Goods Sold and Gross Profit.

	Three months ended January 31,		Nine months ended January 31,		Decrease From Prior Year,
$s in thousands	2008	2007	2008	2007	3 Month Period		9 Month Period
Cost of Goods Sold	$2,966	$7,976	$12,060	$21,347	$(5,010)		$(9,287)
Gross Profit	$3,718	$14,102	$15,283	$43,448	$(10,384)		$(28,165)
Gross Margin %	55.6%	63.9%	55.9%	67.1%	(8.3	)% pts	(11.2	)% pts

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold was primarily driven by the decrease in business volume during the three and nine months ended January 31, 2008 as compared to the comparable periods in fiscal 2007.  Our analysis of gross profit below discusses the other factors impacting cost of goods sold.

The declines in our gross margin percentage for both the quarter and nine-month periods ended January 31, 2008, from the same periods in fiscal 2007, were in large part due to changes in our product and customer mix.  Lower margins from sales to our VoIP and international customers were partially offset by the recognition of previously deferred revenue and an increase in the percentage of revenue attributable to service contracts , both of which had higher margins.  Further, our margins in fiscal 2008 have eroded due to our relatively fixed level of manufacturing spending being spread over a smaller revenue base, inventory write-downs related to slow moving raw materials and the decline in material purchases reducing the level of overhead absorption.

We expect that gross margins in the fourth quarter will approximate those realized in the third quarter based on our expectation that we will have a fairly stable product and customer mix.  However, we do continue to expect that our fixed manufacturing costs being spread across a smaller revenue base and our reduced inventory purchasing levels will continue to depress our overall margins. Over the next several quarters, with successful international deployment, we expect pricing pressures to continue as we expand the distribution of our products through value-added resellers and distributors, which could cause our gross margins to decrease.

Sales and Marketing.

	Three months ended January 31,		Nine months ended January 31,		Increase (Decrease) From Prior Year,
$s in thousands	2008	2007	2008	2007	3 Month Period		9 Month Period
Sales & Marketing Expense	$3,885	$5,557	$14,362	$18,390	$(1,672)		$(4,028)
% of Revenue	58.1%	25.2%	52.5%	28.4%	32.9	% pts	24.1	% pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The decrease in sales and marketing expense for the three and nine months ended January 31, 2008 was largely due to decreases of $0.7 million and $1.6 million, respectively, in variable compensation due to the decline in sales levels in fiscal 2008 as compared to fiscal 2007 and a decline in agent fees of $0.6 million for the nine months ended January 31, 2008, as the overall level of international sales on which agent fees are earned declined in fiscal 2008.   In addition, we have experienced a decline in spending in both travel related and variable marketing programs, in an effort to control spending, totaling $0.2 million and $0.7 million. We have also experienced a decline in base pay of $0.5 million and $0.4 million, for the three and nine month periods ended January 31, 2008, respectively, compared to the prior year periods, due to a reduction in headcount attributable to our restructuring from the second quarter of fiscal 2008.  Lastly, we have experienced a decline in our SFAS 123R stock compensation expense of $0.1 million and $0.7 million for the three and nine month periods ended January 31, 2008. See the discussion below for further detail on the trends in our stock compensation expense. These savings were partially offset by increased expenses associated with our restructuring of $0.2 million for the nine month period ended January 31, 2008.  We expect sales and marketing expenses to increase in the fourth quarter of fiscal 2008 due to the increased trade show spending as the fourth quarter of our fiscal year normally is the most active quarter for trade shows.

Research and Development.

	Three months ended January 31,		Nine months ended January 31,		Increase (Decrease) From Prior Year,
$s in thousands	2008	2007	2008	2007	3 Month Period		9 Month Period
Research & Development Expense	$3,769	$5,077	$14,214	$15,715	$(1,308)		$(1,501)
% of Revenue	56.4%	23.0%	52.0%	24.9%	33.4	% pts	27.1	% pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The decrease in spending for the three months ended January 31, 2008 was largely due to reductions in headcount and related compensation costs attributable to the restructuring that occurred in the second quarter of fiscal 2008, which savings totaled $0.7 million.  In addition, we experienced declines in spending on consumed materials, travel and maintenance totaling $0.2 million for the three months ended January 31, 2008 due to our current stage of development, tighter cost controls and reduced headcount and a decline in our SFAS 123R stock compensation costs of $0.3 million. Of the decrease in spending for the nine months ended January 31, 2008, $0.4 million was associated with payroll and related savings due the restructuring late in the second quarter and $0.5 million was associated with reduced spending on consumed materials, consulting and other costs due to the stage of our development efforts.  In addition, we experienced a decline in travel and other spending due to cost control efforts totaling $0.5 million for the nine months ended January 31, 2008.  These declines in spending were partially offset by increased costs in the second quarter associated with the restructuring expense totaling $0.9 million.   Lastly, we have experienced a decline in our SFAS 123R stock compensation expense of $0.7 million for the nine months ended January 31, 2008. See the discussion below for further detail on the trends in our stock compensation expense. We expect research and development spending in the fourth quarter to be relatively consistent with the levels experienced this quarter.

General and Administrative.

	Three months ended January 31,		Nine months ended January 31,		Increase (Decrease) From Prior Year,
$s in thousands	2008	2007	2008	2007	3 Month Period		9 Month Period
General & Administrative Expense	$1,994	$2,232	$7,353	$6,407	$(238)		$946
% of Revenue	29.8%	10.1%	26.9%	9.9%	19.7	% pts	17.0	% pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The decrease in general and administrative spending for the three months ended January 31, 2008 is due to a combination of reduced salaries as a result of the restructuring, reduced variable compensation due to our financial performance for the first three quarters of the year and savings in several areas due to tighter cost control which aggregated $0.3 million. This decrease in spending was partially offset by an increase in SFAS 123R stock compensation of $0.1 million due to recent option grants. The increase in general and administrative spending for the nine months ended January 31, 2008 was largely due to the cost of our outgoing chief executive officer’s retirement package and recruiting costs to find a replacement chief executive officer of $0.6 million.  In addition, we experienced increased professional fees to facilitate the adoption of FIN 48 and increased activity related to our outstanding legal matters, which accounted for an increase of $0.3 million during the nine month period ended January 31, 2008.  These increases were partially offset by $0.2 million of lower variable compensation costs due to our financial performance for the first three quarters of fiscal 2008. We expect general and administrative expenses to increase in the fourth quarter compared to the third quarter due to the timing of costs related to our annual audit.

Stock-based Compensation.

Stock based compensation expense recognized under SFAS 123R in the respective periods of fiscal 2008 and 2007 was as follows:

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007

Cost of Sales	$98	$71	$296	$285
Sales and marketing	316	458	1,290	1,928
Research and development	199	511	922	1,635
General and administrative	322	158	1,082	927
Total	$935	$1,198	$3,590	$4,775

The overall decline in the level of stock compensation was attributable to the timing of option grants that are subject to accounting under SFAS 123R. To the extent that compensation related to older option grants becomes fully recognized and is not replaced with compensation attributable to new option grants, we experience a decline in overall stock compensation expense.  For the nine months ended January 31, 2008, this decline in expense was partially offset by an increase in stock based compensation due to a one time charge of $0.2 million in the second quarter of fiscal 2008 due to the modification of stock options as part of the exiting chief executive officer’s retirement package.  We expect stock compensation expense will begin to stabilize in the coming quarters as the older option grants are replaced with new grants. However, stock compensation can be subject to unexpected changes due to the size and nature of option grants and the underlying price of our common stock within a given quarter.

Amortization of purchased intangible assets.

	Three months ended January 31,		Nine months ended January 31,		Increase (Decrease) From Prior Year,
$s in thousand	2008	2007	2008	2007	3 Month Period		9 Month Period
Amortization of purchased intangible assets	$247	$246	$739	$739	$1		$—
% of Revenue	3.7%	1.1%	2.7%	1.1%	2.6	% pts	1.6	% pts

Purchased intangible assets relate to our acquisition of Jasomi in fiscal 2006 and are being amortized to operating expense over their estimated useful lives which range from four to five years.

Impairment of Goodwill

Since the first quarter of fiscal 2008, we have experienced a decline in our stock price and therefore our market capitalization, due in large part to the recent decline in our operating results. As a result of our stock price’s continued depressed state and uncertainty as to when our stock price would return to levels sufficient to justify the recovery of our recorded goodwill, we undertook an interim impairment review in the third quarter of fiscal 2008. As a result of the review, we determined that the entire goodwill balance of $16.4 million was impaired and therefore recorded an impairment loss in the third quarter fiscal 2008.

Restructuring and Other Charge.

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Cost of Sales	$7	$—	$72	$—
Sales and marketing	46	—	276	—
Research and development	19	—	913	—
General and administrative	(20)	—	504	—
Total	$52	$—	$1,765	$—

In the second quarter of fiscal 2008, we incurred a charge of $1.3 million related to the restructuring of our operations in an effort to reduce spending levels to coincide with the recent declines we have experienced in our revenue.  The restructuring involved the closure of our Canadian research and development facility and a reduction in headcount of approximately 23% of our worldwide headcount.  The employment of all individuals impacted by the reduction in headcount was terminated and over 90% of the severance packages had been paid as of January 31, 2008.  The remaining balance relating to the severance packages will be paid in the fourth quarter of fiscal 2008.

In addition to the restructuring charge, we also incurred other one time benefit costs associated with the retirement package for our CEO in August 2007, which totaled approximately $0.4 million and was included in general and administrative expense.

Other Income, Net.

	Three months ended January 31,		Nine months ended January 31,		Increase (Decrease) From Prior Year,
$s in thousands	2008	2007	2008	2007	3 Month Period		9 Month Period
Other income, net	$933	$1,711	$4,094	$5,028	$(778)		$(934)
% of Revenue	14.0%	7.7%	15.0%	7.8%	6.3	% pts	7.2	% pts

Other income, net consists of interest income on our invested cash and cash equivalent balances, foreign currency activities, and a nominal amount of interest expense. The year-over-year decreases in other income, net were primarily attributable to lower average cash balances, due in large part to the stock repurchase which was completed in the latter half of second quarter of fiscal 2008.

Income Taxes.

	Three months ended January 31,		Nine months ended January 31,		Increase (Decrease) From Prior Year,
$s in thousands	2008	2007	2008	2007	3 Month Period		9 Month Period
Provision for (benefit from) income taxes	(1,997)	$694	$(7,628)	$2,624	$(2,691)		$(10,252)
% of Revenue	(29.9)%	3.1%	(27.9)%	4.0%	(33.0	)% pts	(31.9	)% pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the third quarter of fiscal 2008 was approximately (9)% compared to 26% in the third quarter of fiscal 2007.  The effective tax rate for the nine months ended January 31, 2008 was approximately (23)% compared to 36% for the nine months ended January 31, 2007.  The effective tax rate for the three and nine month periods ended January 31, 2007 reflected Ditech’s inability to deduct for tax purposes (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants and (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors, partially offset by a benefit due to the extension of the Federal R&D tax credit, as well as our determination that the California R&D tax credit would also provide meaningful tax savings.  The negative tax rate for the three and nine month periods ended January 31, 2008 represent the benefits the company expects to realize in the future when the net operating loss is utilized against future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2008, we had cash and cash equivalents of $18.1 million as compared to $34.1 million at April 30, 2007.  In addition, we had short-term investments of $45.4 million as compared to $100.5 million at April 30, 2007.  The decline in our cash and short-term investment balances is in large part due to the $41.0 million used to repurchase our common stock in the second quarter of fiscal 2008, $16.0 million of cash used by operations due to our operating losses during the first nine months of fiscal 2008 and the final $3.8 million payment under Jasomi purchase agreement.

As of January 31, 2008, all of our short-term investments were held in auction rate securities. In addition, we have $8.4 million of long-term investments that are tied to auction rate securities that failed to settle at auction during the second and third quarters of fiscal 2008.  Although these securities would normally be classified as short-term, as they typically settle every 28 days, they have been reclassified to long-term pending them settling at auction. As of March 7, 2008, we had successfully sold 32% ($17.1 million) of our auction rate securities without incurring any losses, and continued to hold $36.7 million of auction rate securities. At the time of our initial investment and through the date of this Report, all of our auction rate securities remain AA and AAA rated. However, consistent with what has been experienced in the general market during February 2008, we had eight additional auction rate securities with an aggregate value of $24.3 million not settle at auction since January 31, 2008. We have continued to classify these securities as short-term, as we believe we have the ability and intent to successfully sell these securities within twelve months. Should we be unsuccessful in migrating to more stable short-term investments or should the issuers not refinance the auction rate securities, we could be faced with longer term liquidity issues, which could impact our ability to fund operations beyond the next twelve to eighteen months and could impact our ability to execute on strategic merger and acquisition opportunities.

We have a $2 million line of credit facility with our bank, which expires in July 2008.  There were no amounts outstanding under the line of credit and we were in compliance with all the financial covenants as of January 31, 2008.

Since March 1997, we have satisfied our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Nine months ended January 31,
$s in thousands	2008	2007
Cash flow from operating activities	$(16,016)	$(912)

The use of cash for the first nine months of fiscal 2008 was largely due to the decline in our business, while still maintaining an infrastructure to support our historical revenue levels.   The other operating factor that impacted cash flows from operations was a $5.5 million growth in our inventory levels in fiscal 2008, largely due to the delays in closing customer opportunities. Further impacting our cash flows from operations was a decline in deferred revenue of $2.7 million due to our having received cash payments in fiscal 2007 for transactions for which we recognized revenue in the current period. Partially offsetting these operating uses of cash were cash inflows due to a $6.6 million reduction in our outstanding accounts receivable balance due to collection of prior sales and the reduced level of current year sales.

Our accounts receivable days sales outstanding at January 31, 2008 was approximately 50 days compared to 48 days at April 30, 2007.

We expect to see continued modest levels of negative cash flows from operations in the coming quarter based on continued softness in revenue resulting in operating losses.  However, we expect the level of negative cash flows from operations to decline from the levels realized in the first nine months of the year as we begin to realize the savings from our restructuring and as we continue to work down our inventory levels.

	Nine months ended January 31,
$s in thousands	2008	2007
Cash flow from investing activities	$39,636	$(4,428)

We generated $39.6 million in cash from our investing activities in the first nine months of fiscal 2008 primarily as a result of liquidating $45.1 million short-term investments, a large part of the proceeds of which was used to repurchase common stock. This in-flow of cash was partially offset by paying $3.8 million to Jasomi’s former non-employee investors for principal and interest under the second tranche of the convertible notes issued in the Jasomi acquisition.  The payment of the notes held by employee-shareholders is included in cash flow from operating activities.  Additionally impacting cash flows from investing activities was the purchase of $1.7 million of equipment, primarily to support our development of the Packet Voice Processor.  We plan to continue to invest in capital assets related to new product features and to support our efforts to sell our VoIP products.

	Nine months ended January 31,
$s in thousands	2008	2007
Cash flow from financing activities	$(39,573)	$1,602

We used $39.6 million of cash in financing activities in the first nine months of fiscal 2008 due to funds used to repurchase over 7 million shares of our common stock.  The cost of the repurchase totaled $41.0 million.  This use of cash was partially offset by $1.4 million received from the employee stock purchase plan and stock option exercises.  Although we expect to continue to have positive cash flows from financing activities due to employee stock plan activity, we would expect the level of cash flows will be lower than recent years due in large part to market conditions for our stock.

We have no material commitments other than obligations under operating leases, particularly our facility leases, and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development, and consulting services.  We currently occupy approximately 61,000 square feet of space in the two buildings that form our Mountain View, California headquarters.  In September 2005, we renegotiated our Mountain View, California lease, which extended the lease term through July 31, 2011 and reduced the rent cost.  In the third quarter of fiscal 2008, we terminated our lease for office space in Calgary, Canada as part of the restructuring that was implemented in the second quarter of fiscal 2008. There will be no further costs associated with that lease.

The following table sets forth our contractual commitments as of January 31, 2008 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years

Operating leases	$4,432	$993	$2,069	$1,370	$—
Purchase commitments	2,997	2,997	—	—	—

Total	$7,429	$3,990	$2,069	$1,370	$—

We believe that we will be able to satisfy our cash requirements for at least the next twelve to eighteen months from our existing cash, short-term investments and our $2.0 million operating line of credit with our bank.  The ability to fund our operations beyond the next twelve to eighteen months will be dependent on the overall demand of telecommunications providers for new capital equipment and our ability to access funds invested in auction rate securities (see risk factor below related to auction rate securities). Should we continue to experience significantly reduced levels of customer demand for our products compared to historical levels of purchases, we could need to find additional sources of cash during the latter part of fiscal 2009 or be forced to further reduce our spending levels to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 76% of our revenue in the first nine months of fiscal 2008 and 88% of our revenue in fiscal 2007 and 2006.  Our largest customer accounted for approximately 40% of our revenue in the first nine months of fiscal 2008 and 64% of our revenue in fiscal 2007.  A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels.  In addition, our customer concentration exposes us to credit risk as, for example, 76% of our accounts receivable balance at January 31, 2008 was from four customers.

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

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue significantly declines, as we experienced in the first nine months of fiscal 2006 and again in the first nine months of fiscal 2008, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price. For example, we have experienced delays in customers finalizing contracts and/or issuing purchase orders, which have resulted in revenues slipping out of the quarter in which we had expected to recognize them. This resulted in a revenue shortfall from investor expectations in the second and fourth quarters of fiscal 2007 and again in the first six months of fiscal 2008.  In each of these cases we experienced a minimum of a 10% - 15% drop in our stock price following the announcement of these revenue shortfalls.

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

THERE IS RISK THAT WE WILL NOT BE ABLE TO FULLY UTILIZE THE DEFERRED TAX ASSETS RECORDED ON OUR BALANCE SHEET.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” we are required to establish a valuation allowance against our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. At January 31, 2008, we had $54.4 million in net deferred tax assets, which we believe are realizable based on the requirements of SFAS 109. However, because we have had volatile operating results in the past, including a net loss in the first nine months of fiscal 2008, and because there is no guarantee that the amount and timing of our future net profits will be sufficient to fully utilize our deferred tax assets, there is a risk that we will have to record valuation allowances in the future. Moreover, there is a risk that unfavorable audits of, for example, tax credit or NOL carryforwards by government agencies or change of ownership limitations (Section 382) may reduce the value of our deferred tax assets. If any of these events were to occur, our financial results for one or more periods would be adversely affected.

THERE IS RISK THAT OUR AUCTION RATE SECURTIES WILL NOT SETTLE AT AUCTION AND WE MAY EXPERIENCE AN OTHER THAN TEMPORARY DECLINE IN VALUE, WHICH WOULD CAUSE A LOSS TO BE REALIZED ON OUR STATEMENT OF OPERATIONS.

As of January 31, 2008, we held two AA rated auction rate securities, totaling $10.0 million of par value, which failed to settle at auctions since the second quarter of fiscal 2008. We believe that the $1.6 million decline in value that we have experienced in these securities as of January 31, 2008 is a temporary event and has been accounted for as an unrealized loss in accumulated other comprehensive loss. In addition, we had eight additional auction rate securities, with an aggregate value of $24.3 million, not settle at auction subsequent to January 31, 2008. It is possible that we will incur further unrealized losses in the fourth quarter. In addition, in the future should we determine that the decline in value is other than temporary, we would recognize a loss on our statement of operations, which could be material. As of March 7, 2008, we continued to hold $36.7 million of auction rate securities. See Item 3. below for a further discussion of our auction rate securities.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term investment portfolios. Our cash, cash equivalents, and short-term investments are primarily maintained at four major financial institutions in the United States. As of January 31, 2008 and April 30, 2007, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempt to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity.  We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities that have not failed to settle, which prior to this quarter management has been able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments.  Those securities with maturities of greater than one year, including auction rate securities that failed to settle, are classified as long-term investments.  Short and long-term investments consist primarily of auction rate securities in asset backed commercial paper. Our investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value.  If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale took place.  In the first nine months of fiscal 2008, we realized no gains or losses on our short-term investments, but we did record an unrealized loss of $1.6 million on our auction rate securities that failed to settle.

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to settle, are reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of January 31, 2008, we held two auction rate securities totaling $10.0 million of par value, which continue to be rated AA, but failed to settle at auctions. While we continue to earn interest on these investments at the maximum contractual rate, the fair value of these auction rate securities no longer approximates par value. Accordingly, we have recorded these investments at a fair value of $8.4 million and recorded an unrealized loss on these securities of $1.6 million ($1.0 million, net of taxes) in accumulated other comprehensive loss, reflecting the decline in the estimated fair value of these securities. We have concluded that no other-than-temporary impairment losses occurred in the nine months ended January 31, 2008 because we believe that the decline in fair value is due to general market conditions, these investments are of high credit quality, and we have the intent and ability to hold these investments until the anticipated recovery in fair value occurs. We will continue to analyze our auction rate securities each reporting period for impairment and may be required to record an impairment charge in the statement of operations if the decline in fair value is determined to be other than temporary. The fair value of these securities has been estimated by management based on assumptions that market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions.

These instruments are not leveraged. Due to the short-term nature of our investments, they are not subject to significant fluctuations in their fair value due to changes in interest rates. As such, the recorded fair value of the investments at January 31, 2008, and April 30, 2007 approximates the fair value after assuming a hypothetical shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over the remaining life of the investments, which shifts are representative of the historical movements in the Federal Funds Rate.

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of January 31, 2008 and April 30, 2007 (in thousands). Carrying value approximates fair value.

	January 31, 2008		April 30, 2007
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$18,121	3.92%	$34,074	4.19%
Short-term investments	45,375	4.80%	100,465	5.25%
Long-term investments	8,379	5.10%	—	—%

Total	$71,875	4.61%	$134,539	4.98%

To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign invoices are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

ITEM 4. Controls And Procedures

Ditech Networks, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of January 31, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that as of January 31, 2008, our disclosure controls and procedures were not effective because of the material weakness, described below, that was identified in the first quarter of fiscal 2008 for which we have not had sufficient opportunity to demonstrate the effective operation of remediation plan. Notwithstanding the material weakness described below, our management believes that the financial statements included in this Form 10-Q are fairly presented in all material respects in accordance with generally accepted accounting principles.

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

Status of Plan for Remediation of the Material Weakness

We continued our focus on training on accounting for consideration given by a vendor to customer and its related impact on revenue.

In addition, we enhanced the effectiveness of the review process performed by Ditech’s Revenue Recognition Committee by implementing an additional review of non-standard terms in all non-standard customer contracts.

Although we were able to implement the enhanced controls related to this matter in the second quarter of fiscal 2008, as of the end of the third quarter of fiscal 2008 these enhancements have not been in place for a sufficient length of time to allow management to obtain a large enough sample size to complete remediation testing of these controls.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended January 31, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, Ditech moved to dismiss the amended complaint based on plaintiffs’ failure to make a demand on the board before bringing suit. On the same day, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants’ motion to dismiss without prejudice.  On September 21, 2007, plaintiffs filed a second amended complaint. On November 30, 2007, we moved to dismiss the complaint for failure to make a demand on the board of directors and for lack of standing.  On the same day, the individual defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted.  A hearing on these motions was held on February 8, 2008.  However, the Court has not yet ruled on these motions. These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.  These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2007, as filed with the SEC on July 16, 2007, have not substantively changed, except for the following risk factors:

1.     The risk factor “We Depend On A Limited Number Of Customers, The Loss Of Any One Of Which Could Cause Our Revenue To Decrease.” was revised to include first nine months of fiscal 2008 financial information and to include credit risk associated with our customer concentration and to include inventory risk associated with a decline in our business.

2.     The risk factor “We Are Reliant Primarily On Our Voice Quality Business To Generate Revenue Growth And Profitability, Which Could Limit Our Rate Of Future Revenue Growth.” was revised to include first nine months of fiscal 2008 financial information.

3.     The risk factor “Our Operating Results Have Fluctuated Significantly In the Past, And We Anticipate That They May Continue To Do So In The Future, Which Could Adversely Affect Our Stock Price.” was revised to include first nine months of fiscal 2008 financial information.

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

8.    We have added the risk factor “There Is Risk That Our Auction Rate Securities Will Not Settle At Auction And We May Experience An Other Than Temporary Decline In Value, Which Would Cause A Loss To Be Realized On Our Statement of Operations.”

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

Ditech Networks, Inc.
Date: March 11, 2008	By:	/s/ WILLIAM J. TAMBLYN
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