Form 10-K
period 2008-04-30
DITECH NETWORKS INC
filed 2008-07-10
CIK 1080667

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2008
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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $62,668,236 as of October 31, 2007 based upon the closing price on the Nasdaq Global Market reported for such date. Excludes an aggregate of 13,357,595 shares of common stock held by executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any such person should not be construed to indicate that a determination has been made that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

          The number of shares outstanding of the Registrant's Common Stock as of July 7, 2008 was 26,235,220 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the 2008 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

DITECH NETWORKS, INC.

FORM 10-K

INDEX

Trademarks:

        Ditech and the Fern logo are registered trademarks of Ditech Networks. VQA and PeerPoint are trademarks of Ditech Networks. This Annual Report on Form 10-K also includes trademarks of companies other than Ditech.

i

Ditech Networks, Inc.

Part I

Item 1—Business

        This Annual Report contains forward-looking statements that relate to future events or future financial performance. In some cases, forward looking statements can be identified by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "targets", "predicts", "intends", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under "Item 1A—Risk Factors" and elsewhere in this Annual Report. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

        Where we use the words "Ditech," "we," "our" or similar expressions, we are referring to Ditech Networks, Inc. and each of our wholly-owned subsidiaries. Our fiscal year ends on April 30. Consequently, when we refer to a specific fiscal year we are referring to the 12 months ended on April 30 of that year. For example, fiscal 2008 means the 12 months ended April 30, 2008.

General

        Ditech Networks, Inc. is a global telecommunications equipment supplier for voice networks. Our solutions enable service providers to deliver consistently clear, secure, end-to-end communications to their customers worldwide. Our voice quality products include echo cancellers, which are used to effectively eliminate echo, a significant problem in existing and emerging voice networks. In the second half of fiscal 2004, we introduced a new line of voice quality products that incorporate both echo cancellation and a new generation of voice quality enhancement technology called Voice Quality Assurance (VQA). VQA addresses various voice quality issues in wireline and wireless networks, including a broader spectrum of echo, background noise and inconsistent voice levels. In the second half of calendar 2006, we introduced the ability to accurately measure and report on audio impairments, a technology called Experience Intelligence (EXi). Over the last three fiscal years, voice quality products, which include our echo cancellation and VQA platforms, have comprised substantially all of our revenue. Beginning in the second half of fiscal 2004 and continuing through fiscal 2008, we have been developing a new platform, the Packet Voice Processor, which represents our entry into service providers' Internet Protocol (IP) networks using Voice over Internet Protocol (VoIP) technology. The Packet Voice Processor incorporates our VQA and EXi technology to address voice quality issues specific to packet networks. In addition, we acquired Jasomi Networks, Inc. (Jasomi) in the first quarter of fiscal 2006. Jasomi developed and sold session border controllers that enable VoIP calls to traverse the network address translation (NAT) and protect networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. We market our products domestically through a direct sales force and, to a lesser extent, through distributors. Internationally, we market our products through the combination of a direct sales force, value-added resellers, system integrators and agents.

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

Mobile Voice Quality Market

  Market Size and Characteristics

        While we supply voice processing products to the wireline network, our primary market is mobile operators. Mobile networks are currently estimated to have over 2.5 billion subscribers worldwide and recent market research reports indicate that this subscriber base is still growing at a significant rate. Global System for Mobile Communications, commonly referred to as GSM, is the predominant technology for mobile communications outside the United States and is growing in popularity domestically. Code-Division Multiple Access, commonly referred to as CDMA, is an alternative mobile technology used primarily in the U.S. and Korea and a number of smaller networks in other parts of the world. Mobile networks are composed of three distinct types of equipment: (1) Radio Access Network (Cellular towers, base station with radio equipment, backhaul equipment and lines to carry traffic back to the switching site and the base station controllers); (2) Mobile Switching Center (MSC) with switching equipment; and (3) Inter MSC network to connect switching sites across the carrier's geographical coverage area.

  Service Providers Challenges—

  Improving Voice Quality and Lowering Costs

        Voice quality is a key competitive differentiator for telecommunication service providers. To deliver excellent voice quality, service providers must eliminate a variety of voice quality problems that include hybrid and acoustic echo, background noise, and inconsistent voice levels. We believe the result can be a reduction in churn, which is the measure of subscribers who cancel their service and move to another carrier.

        In addition to delivering optimized voice quality, carriers in this fiercely competitive environment are seeking to lower the capital and operating costs of their voice networks. Service providers are demanding equipment with greater capacity as well as smaller physical size as space in service provider facilities and central offices becomes more crowded. Service providers are also interested in monitoring voice quality throughout their network so they can rapidly address quality issues and guarantee Quality of Service to their subscribers.

        The need to lower the cost of deploying and operating a mobile voice network is even greater in many international markets where carriers are expanding to reach low-income subscribers. The Radio Access Network, with nearly 70% of overall equipment and installation costs, dominates the cost of deployment in a mobile network. To lower costs, international carriers are utilizing various forms of voice compression to reduce radio bandwidth and infrastructure costs. Voice compression enables carriers to serve more subscribers with less bandwidth. The drawback of these compression technologies, however, is that they can degrade voice quality. Therefore, carriers are seeking solutions that enable them to utilize voice compression while still maintaining consistent voice quality.

  Eliminating Hybrid and Acoustic Echo

        It is important to understand the factors that affect voice quality in mobile calls. There are two types of echo in networks: Hybrid Echo and Acoustic Echo. Hybrid Echo is generated within a telecommunications network and results from signal reflection at the "hybrid," commonly the point where two wires of the local network meet the four wires of the long distance network. Echo becomes noticeable whenever the one-time delay of a rebounded voice signal exceeds 25 milliseconds. If the delay exceeds 32 milliseconds, the quality of the voice call begins to degrade creating an echo, which is reflected back to the person speaking and can become an annoyance during the call. When these echo problems are present, people describe the effect as their voices sounding hollow or like someone talking in a tunnel. Acoustic echo is caused by the sound generated on the speaker device of a telephone or mobile handset being reflected from surfaces such as walls, or being conducted by the device and then captured by the microphone on the same device. Acoustic echo behavior is more diverse since the resulting echo is driven by the specific physical characteristics of the room and the mechanical properties of the device.

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

  Reducing Background Noise and Maintaining Consistent Voice Levels

        To ensure delivery of consistent voice quality, service providers strive to eliminate background noise and inconsistent voice levels. Background noise is a particularly acute problem in mobile voice networks, where users are attempting to use their wireless handset in noisy environments, such as in an airport terminal, on a noisy street or in a crowded restaurant. Background noise also affects the performance of voice transmission in mobile networks that utilize voice compression, as the noise consumes valuable bandwidth. Inconsistent voice levels also degrade voice quality in mobile networks. Variations in voice levels occur when calls are routed between the networks of different service providers, particularly on international calls, resulting in the voice of the speaker often being too high or too low for comfortable listening.

Our Mobile Voice Quality Solutions

        We design, develop, and market stand-alone and system-based voice quality products for mobile networks throughout the world. Our products feature high-capacity, high-availability hardware systems coupled with a sophisticated array of voice optimization and measurement software to enhance the quality of voice communications.

        The key technologies that we have developed and use in our voice processing solutions are:

        Voice Quality Assurance (VQA).    Our VQA technology integrates voice quality optimization features with some of the latest voice processor technology to improve the quality of voice calls in all telecommunications networks, particularly mobile networks. VQA's general features include noise reduction, acoustic echo cancellation, voice level control, and enhanced listener intelligibility.

        Experience Intelligence (EXi):    Our EXi technology provides detailed visibility into voice quality impairments that enter a network. EXi enables a service provider to better manage their overall quality levels by unobtrusively measuring voice quality based on industry standards.

        The key benefits of our voice processing solutions include:

        Network capacity expansion.    Our VQA technology enables mobile carriers to deploy lower-cost, bandwidth-saving compression technologies while still maintaining consistent voice quality. Our VQA technology also enables mobile carriers to deploy a capacity-saving technology called DTX (Discontinuous Transmission). Human conversations typically occupy a phone call 50% of the time for each person. Mobile networks use DTX to stop radio transmission during silent periods. Background noise renders the process of detecting these silent periods more difficult, thus reducing the effectiveness of DTX, increasing radio network traffic and usurping capacity. Our VQA technology detects and minimizes this background noise.

        Codec Transcoding:    The ability to run different voice compression schemes (codecs) within a network allows a provider to optimize the quality versus bandwidth tradeoff. We provide an extensive list of codecs that can be used in conjunction with both VQA and EXi on packet networks.

        Time-to-market advantage.    Our core technology uses intelligent software algorithms, which are a sophisticated process or set of rules for our software to address an array of voice quality problems, running on off-the-shelf electronic integrated circuits and digital signal processors. Competitive voice processing solutions using application-specific integrated circuits are more expensive to design, require more development time and are difficult to upgrade. Our approach leverages rapid technological advances in the commercial integrated circuit and digital signal processor industries, which in turn enable us to invest resources in the development of additional voice quality algorithms to support the growing needs of the telecommunication and networking marketplace. As a result, we believe that we are able to deliver high performance products to market with shorter product development cycles and lower investments in capital equipment than alternative solutions.

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

Our Mobile Voice Quality Products

        Our voice quality products are designed to solve voice quality issues, such as echo, background noise and inconsistent voice levels primarily in mobile networks. Our products also serve wireline and satellite networks. Our echo cancellation product family includes a mixture of both single and multi-port, stand-alone echo cancellers and several broadband, system-based products. In fiscal 2004, we consolidated many of our previous generation product lines enabling customers to migrate to newer, lower cost and higher performance platforms. This also enabled us to reduce costs by streamlining on-going development and increasing manufacturing volumes on fewer hardware components. As part of this product consolidation, we announced the availability of two new voice processing platform families. Unlike our previous products that were designed for echo cancellation only, the new voice processing platforms are designed to support a larger variety of voice processing algorithms, such as the features in VQA and EXi. These products are the Quad Voice Processor (QVP), with four T1 or E1 interfaces, and the Broadband Voice Processor-Flex (BVP-Flex) with high capacity any-to-any interfaces such as DS-3, STS-1, OC-3 and STM-1. Both platforms can be factory configured to support a wide range of digital signal processor, or DSP, computational levels and can be field upgraded to support the purchase of new software features. Over 85% of our revenue in fiscal 2008 and over 95% of our revenue in fiscal 2007 and 2006 was generated by sales of our mobile voice quality products.

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

VoIP Market: Border Solutions and Services Market

  Market Characteristics

        There is a growing trend of wireline service providers transitioning away from traditional circuit-switched network infrastructure to VoIP. VoIP offers service providers' customers an increase in features and functionality while enabling the service providers to simplify network operations, reduce capital expenditures and increase service revenue.

        Our primary focus in our VoIP business is the Mobile Voice Quality and Border Solutions and Services markets. The "border" is the demarcation between the local access network and the VoIP core transport network. Carriers are currently deploying key voice processing devices, such as session border controllers and media gateways, at the borders of their VoIP networks. These devices translate and process calls originating in circuit-based and packet-based access networks, and pass them into the core VoIP network for further processing and eventual service delivery to VoIP subscribers. We believe the VoIP border is emerging as the key location in the network to ensure voice quality and security.

  VoIP Service Provider Challenges

  Voice Quality

        As carriers seek to move mainstream telephone subscribers to their new VoIP service, they must offer the same level of voice quality and service these subscribers have been accustomed to with their circuit-based service. "Toll-quality" service is the industry term for telephone service that always works and is always high quality. To provide toll-quality service, VoIP carriers must address a number of traditional voice challenges and additional challenges associated with transporting voice over a data network.

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

        Voice compression.    As VoIP becomes more widely deployed, carriers will be challenged to support different types of VoIP media streams, including compressed voice, or codec technologies. VoIP carriers, therefore, will seek a means to normalize or translate these codecs before they are transported into the core network.

  End-to-end Service Delivery

        As voice is packetized and transported within the "open," best-available routing world of VoIP, carriers must ensure calls can traverse network boundaries and barriers, including traditional data firewalls. End-to-end service delivery, therefore, becomes a significant challenge to establishing mainstream VoIP service.

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

        The key currently or planned to be available benefits of our VoIP solutions include:

        Toll-quality voice service.    Our Packet Voice Processor system incorporates our VQA, EXi, and codec transcoding functionality. The VQA features on the Packet Voice Processor improve voice quality in a call and offer noise reduction, enhanced voice intelligibility, voice level control and acoustic and hybrid echo cancellation capabilities, restoration of lost packets and less delay. The following voice quality enhancement features are currently available in the Packet Voice Processor:

  •
  Acoustic echo control. Addresses echo problems that are common in VoIP networks due to poor acoustic isolation between the speaker and the microphone of a user's device.

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

        End-to-end connectivity.    Our Packet Voice Processor, when deployed at the border between networks, supports a wide array of codecs from the customer's premise or network edge and normalizes incoming codec types before transmission to the IP backbone. This may also eliminate service providers' need to convert one compressed voice format to another (transcoding) at VoIP service points such as conferencing servers, media servers and voice portal servers, hence saving the service providers costs and allowing for easier deployment and integration of additional enhanced VoIP service platforms in the future. The Packet Voice Processor also provides a full suite of VQA technology features to ensure the delivery of consistently high voice quality in VoIP deployments.

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

Our VoIP Products

        Because of the high expectations of their customers, VoIP service providers are working to provide a service level that is as good as, or better than, services offered over traditional circuit-switched networks. Leveraging our VQA technology, which addresses packet loss and jitter, we believe that our newest product platform, the Packet Voice Processor, addresses these voice quality issues. Our PVP began production shipment in early fiscal 2007 and less than 5% of our revenue in fiscal 2007 and 2006 was generated from our VoIP products. In fiscal 2008, less than 15% of our revenue was generated from our VoIP products, principally our PVP product.

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

        The following table summarizes our current mobile Voice-over-IP products and currently available features.

Product	Description	Functionality
PeerPoint C100 (Session Border Controller)	The PeerPoint Session Border Controller enables enterprises and carriers to connect diverse equipment, traverse firewalls, operate in environments prone to security breach, reduce bandwidth costs, and mitigate some Denial of Service attacks, and is targeted at both North American and international network operators	• Session control • Security • NAT/Firewall traversal • Peering
Packet Voice Processor
	The Packet Voice Processor delivers packet voice processing for an IP network, offering a comprehensive set of voice processing features that ensure consistent, clear voice quality while maximizing carrier service offerings. These features include codec transcoding for wireline and wireless networks, our VQA software suite, and an advanced voice quality monitoring capability. The carrier-grade system offers scalable VoIP processing with Gigabit Ethernet connectivity, targeted at both North American and international network operators	• up to 48,000 VoIP sessions per 7' rack • Any-to-many codec transcoding • Advanced voice quality enhancement • Sophisticated voice quality monitoring and packet quality assurance

Customers

        While we added new customers in fiscal 2008 and continued to do business with major North American long distance companies, the majority of our domestic revenue was generated from sales to Verizon Wireless. Verizon Wireless accounted for 35% of our total worldwide revenue in fiscal 2008 compared to 64% in fiscal 2007. We also had two other customers that each accounted for over 10% of our revenue in fiscal 2008. The first is Intercall/West, a domestic VoIP provider, which accounted for 12% of our fiscal 2008 revenue. The second is our largest international wireless customer, Orascom, which accounted for 11% of fiscal 2008 revenue. Our next two largest customers accounted collectively for 11% of our total company revenue in fiscal 2008. All of our revenue is from external customers.

        We market our products, both domestically and internationally; information by geographic region with respect to revenues from external customers and long-lived assets, is set forth in Note 12 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated by reference here. Historically, the majority of our sales have been to customers in the U.S. These customers accounted for approximately 63%, 71%, and 87%, of our revenue in fiscal 2008, 2007, and 2006, respectively. Virtually all of our long-lived assets are located in the U.S. See "Item 1A—Risk Factors—We May Experience Unforeseen Problems As We Diversify Our International Customer Base, Which Would Impair Our Ability To Grow Our Business" for a discussion of risks associated with both domestic and international operations.

        Backlog.    Our backlog for voice processing products was approximately $3.1 million and $7.0 million as of the first business day of June 2008 and 2007, respectively. Our backlog consists of (1) orders confirmed with a purchase order for product from which we expect to recognize revenue within 120 days to customers with approved credit status, (2) shipments classified as deferred revenue, which we expect to recognize as revenue within 120 days, and (3) deferred maintenance revenue, which we expect to recognize within 120 days. A shipment may be classified as deferred revenue for a variety of reasons including, but not limited to, concerns over collectibility or contractual terms when installation is provided. Backlog at June 1, 2008 and 2007 excludes $6.8 million and $6.9 million, respectively, of orders for which shipment dates are undefined or which extend beyond 120 days. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules, we do not believe that our backlog as of any particular date is necessarily predictive of actual net sales for any future period. However, when backlog levels entering a fiscal quarter are low relative to the forecast revenue for that quarter, it places greater reliance on generating new orders during that fiscal quarter to meet our revenue targets.

Research and Development

        Our engineers are dedicated to and focused on designing and developing next generation voice processing products for both circuit-switched and VoIP networks. Our research and development expenses for fiscal 2008, 2007, and 2006, were approximately $17.9 million, $20.8 million, and $17.9 million, respectively. The decrease in spending in fiscal 2008 was largely due to a reduction in force that was undertaken near the end of the first half of fiscal 2008, which resulted in a reduction in payroll and stock compensation due to decreases in engineering headcount, partially offset by the cost of the reduction in force. Our research and development efforts are driven by market demand and customer feedback. We have created a structured process for undertaking all product development projects. Following an assessment of market demand, our research and development team develops a set of functional product specifications based on input from our product management, sales and post-sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market. As of April 30, 2008, we had 48 employees in Research and Development and we believe that retaining those personnel and recruiting new personnel, as necessary, will be essential to our continued success.

See "Item 1A—Risk Factors" below for a discussion of risks related to timely specification and development of products for commercial viability.

Manufacturing

        We operate as a "virtual" manufacturing organization by relying on contract manufacturers to assemble our voice processing products. The vast majority of our products are currently manufactured by two contract manufacturers that manufacture our products based on rolling forecasts provided by us. The rolling forecasts we submit to our contract manufacturers are based on our expectations of customer demand, or in the case of prototypes or lab equipment, internal demand. We generally do not own the products or components until they are shipped to us. In certain circumstances, we may be liable to our contract manufacturers for carrying and obsolete material charges for excess components purchased based on our forecasts. We perform final test, configuration and shipping functions for our voice processing products. Our raw materials are procured from outside suppliers, primarily through our contract manufacturers. Several components used in our products are sole sourced. We closely monitor supplies of parts and supplier lead times in an attempt to mitigate the risk of component availability affecting our ability to deliver product to our customers. In cases where we believe that a particular sole source component is too critical or expensive to replace and we believe that there may be availability issues, we have, and will continue to, buy components in excess of our immediate needs to help mitigate the risk of component shortages in the future. In procuring digital signal processors for our echo cancellation products, we and our contract manufacturers rely on Texas Instruments as our sole supplier, as our software license agreement with Texas Instruments stipulates that we will only use their processors to run the licensed Texas Instruments software. Our future success will depend in significant part on our ability to obtain components on time, at competitive prices, and in sufficient quantities to meet demand. Although we believe that there are currently ample supplies of components, we have experienced part shortages in prior years, which had a direct impact on revenues and results of operations and we may experience shortages again in the future. See "Item 1A—Risk Factors" below for a discussion of risks related to manufacturing our products.

        We are ISO 9001:2000 and ISO 14001:2004 certified and we encourage our contract manufacturers and strategic partners to be ISO 9000:2000 registered. As part of our 14001-certified management system and our overall commitment to the environment we have investigated the requirements set forth by the RoHS directive, which restricts the use of certain hazardous substances in electrical and electronic equipment. Based on some independent industry benchmarking, and guidance offered by the UK's Department of Trade and Industry, we have designed our product, telecommunication network infrastructure equipment, to comply under the lead-in-solder exemption, commonly known as "5 of 6" compliant with the RoHS directive. We have also completed our investigation in support of the China RoHS initiative and are compliant with this initiative as well. We will continue to monitor the evolution of the EC/95 and related industry activities and will take appropriate compliance action for those products that we sell into EU countries and territories. Effective January 1, 2006, we began shipping Waste Electrical and Electronic Equipment (WEEE) compliant product as referenced in EC/96. We will continue to monitor the evolution of the EC/96 and related industry activities and will take appropriate compliance actions for those products that we sell into EU countries and territories.

Sales and Marketing

        We primarily rely on our direct sales force to sell our voice processing products domestically and on a combination of a direct sales force, value-added resellers, distributors and sales agents internationally. We have continued to expand our network of value-added resellers, distributors, and sales agents that sell our products internationally, and continued to enhance our web site marketing. During fiscal 2006 and 2007, we increased our sales and marketing spending as we invested in sales and marketing headcount, pre- and post-sales support staff and trade shows to support sales growth in those years and to create demand for our products. However, due to the decline in sales in fiscal 2008, we executed some targeted reductions in spending in an effort to control our costs until such time as our sales recover. The focus of spending has been to increase our international presence and to promote the introduction of our new VoIP products. See "Item 1A—Risk Factors" below for a discussion of risks related to effectively marketing and selling our products.

Acquisitions and Dispositions

        Our strategy is to increase new product development both through internal efforts and, when potential acquisitions provide us with a critical new product and/or a decided time-to-market advantage, through acquisitions.

        On June 30, 2005, we acquired Jasomi Networks ("Jasomi") for $10.4 million in cash plus $7.0 million in non-transferable convertible notes. In the first quarter of fiscal 2007, the first $3.0 million of convertible notes were paid off and the remaining balance of $4.0 million was paid off in the first quarter of fiscal 2008. In addition, in connection with the acquisition we transferred $2.0 million into an escrow account to secure indemnification obligations for breaches of representations and warranties made by Jasomi and certain of its affiliates, and this escrowed amount was also paid to the former stockholders of Jasomi in the first quarter of fiscal 2008. We also assumed all of the Jasomi stock options outstanding on the date of the closing, which converted into options to acquire an aggregate of 191,111 shares of Ditech common stock. In addition, we established a restricted stock plan and issued restricted common stock and restricted stock units to Jasomi employees and employees of a Canadian affiliate of Jasomi in the aggregate amount of 393,212 shares of Ditech common stock. See also Note 5 of Notes to the Consolidated Financial Statements.

        We will continue to look to acquire companies that meet market attractiveness and strategic fit criteria. Acquisitions involve numerous risks, which are more fully discussed in "Item 1A—Risk Factors—Acquisitions and Investments May Adversely Affect Our Business."

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

        Our principal competitors in the VoIP space include Sonus Networks, Nortel, Alcatel-Lucent, Cisco, Siemens-Nokia, Audiocodes, Acme Packet, Juniper (Kagoor) and many mid-sized companies and other startups that offer session border controller products. Large OEMs that offer media gateway products such as Nortel, Alcatel-Lucent and Cisco are also potential competitors as our packet products are deployed in networks where equipment from these suppliers is already in the network and where we may affect the long-term incremental deployment of their products.

        Many of our competitors and potential competitors have substantially greater name recognition and technical, financial, marketing, purchasing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, devote greater resources to the development, promotion and sale of products, or deliver competitive products at a lower price. We may not be able to compete successfully against our current or future competitors. See "Item 1A—Risk Factors" below for a discussion of risks related to resources needed to compete globally.

Patents and Intellectual Property Rights

        Our future success will depend, in part, on our ability to protect our intellectual property. We rely primarily on nondisclosure agreements as well as copyright, trademark, trade secret laws, and other methods to protect our proprietary voice processing technologies and processes. However, where it is applicable and when we deem it appropriate, we have and may seek patent protection for technologies or inventions we develop. Nevertheless, these measures may not be adequate to safeguard the proprietary technology underlying our voice quality products.

        In connection with the sale of our echo cancellation intellectual property to Texas Instruments in April 2002, we secured a long-term license of the echo cancellation software from Texas Instruments. The license had an initial four-year royalty-free period after which we (1) extended the royalty-free period for certain legacy DSPs purchased from TI through December 31, 2007 primarily to support our remaining warranty obligation for our end-of-life products and (2) negotiated new pricing based on the purchase of DSPs bundled with the echo software for our current products. We are dependent on the license of this technology and continued support from Texas Instruments, as it is the fundamental technology incorporated in our echo cancellation products.

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

Employees

        As of April 30, 2008, we had 148 employees, 26 of whom were primarily engaged in operations, 48 in research and development, 57 in sales, marketing and technical support and 17 in finance and administration. Our employees are not represented by any collective bargaining agreement, and we have not experienced a work stoppage. We believe our employee relations are good.

Available Information

        You may obtain a free copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports, which we make available as soon as reasonably practicable after our filing or furnishing of these reports with or to the SEC, through our website at www.ditechnetworks.com . Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website should be deemed to be part of this Annual Report. The reports filed with the SEC are also available at www.sec.gov.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

        Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 68% of our revenue in fiscal 2008 and 88% of our revenue in fiscal 2007 and 2006. Our largest customer accounted for approximately 35% of our revenue in fiscal 2008, 64% of our revenue in fiscal 2007 and 79% of our revenue in fiscal 2006. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels. In addition, our customer concentration exposes us to credit risk as, for example, 74% of our accounts receivable balance at April 30, 2008 was from three customers.

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

        We expect that, at least through fiscal 2009, our primary business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, could limit the rate of growth of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for products we sold in the last few fiscal years, which are deployed in mobile and wireline networks. Although the first quarter of fiscal 2008 was the first quarter in which revenue from our Packet Voice Processor targeted at the VoIP market, was greater than 10% of our total revenue, that level of sales of our PVP did not continue throughout the balance of fiscal 2008 and there is no guarantee that we will continue to be successful in selling the Packet Voice Processor in volume into those VoIP networks.

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE WHICH COULD CAUSE OUR SALES TO DECLINE.

        We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. Although we believe we will meet our product introduction timetables, there is no guarantee that delays will not occur. For example, we realized our first modest levels of revenue from our new voice quality features, which are offered on our BVP-Flex and Quad Voice Processor (QVP) voice processing hardware platforms, in the fourth quarter of fiscal 2004 and are continuing to experience numerous customer evaluations of these features around the world. These evaluations have typically taken longer than we anticipated. Although we have experienced substantial revenue from our VQA products over the last two fiscal years, there is no guarantee that our VQA products will continue to meet the expectations of new potential customers and the timing of our realization of any additional revenues from the VQA platforms could be delayed or not materialize at all.

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

        Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue significantly declines, as we experienced in the first nine months of fiscal 2006 and again in fiscal 2008, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price. For example, we have experienced delays in customers finalizing contracts and/or issuing purchase orders, which have resulted in revenues slipping out of the quarter in which we had expected to recognize them. This resulted in a revenue shortfall from investor expectations in the second and fourth quarters of fiscal 2007 and again in the first six months of fiscal 2008. In each of these cases we experienced a minimum of a 10% - 15% drop in our stock price following the announcement of these revenue shortfalls.

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

        Our customers may delay or rescind orders for our existing products in anticipation of the release of our or our competitors' new products, due to merger and acquisition activity or if they are unable to secure sufficient credit to enable their purchases. Further, if our or our competitors' new products substantially replace the functionality of our existing products, our existing products may become obsolete, which could result in inventory write-downs, and/or we could be forced to sell them at reduced prices or even at a loss.

        In addition, the sales cycle for our products is typically lengthy. Before ordering our products, our customers perform significant technical evaluations, which typically last up to 90 days or more for our base echo cancellation systems and up to 180 days or more for our newer VQA and PVP product offerings. Once an order is placed, delivery times can vary depending on the product ordered and the timing of installations or product acceptance may be delayed by our customers. As a result, revenue forecasted for a specific customer for a particular quarter may not occur in that quarter. Further, in a fiscal quarter for which we enter the quarter with a small backlog relative to our revenue target, we are at heightened risk for the factors noted above as we are more dependent on the generation of new orders within the quarter to meet the revenue targets. Because of the potentially large size of our customers' orders, this would adversely affect our revenue for the quarter.

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

        WE MAY NEED TO MODIFY OUR PRODUCTS AS A RESULT OF CHANGES IN INDUSTRY STANDARDS.    The emergence of new industry standards, whether through adoption by official standards committees or widespread use by service providers, could require us to redesign our products. If these standards become widespread, and our products are not in compliance with these standards, our current and potential customers may not purchase our products. The rapid development of new standards increases the risk that our competitors could develop and introduce new products or enhancements directed at new industry standards before us.

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

  •
  the incurrence of debt and contingent liabilities; and

  •
  amortization expenses related to acquisition related intangible assets and impairment of goodwill.

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

WE USE PRIMARILY TWO CONTRACT MANUFACTURERS TO MANUFACTURE OUR PRODUCTS, AND IF WE LOSE THE SERVICES OF THESE MANUFACTURERS THEN WE COULD EXPERIENCE INCREASED MANUFACTURING COSTS AND PRODUCTION DELAYS

        Manufacturing is currently outsourced to primarily two contract manufacturers. We believe that our current contract manufacturing relationships provide us with competitive manufacturing costs for our products. However, if we or these contract manufacturers terminate our relationships, or if we otherwise establish new relationships, we may encounter problems in the transition of manufacturing to another contract manufacturer, which could temporarily increase our manufacturing costs and cause production delays.

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

        When implementing significant technology upgrades, large U.S. and international telecommunications services companies often require one major equipment supplier to act as a "systems integrator" to ensure interoperability of all the network elements. Normally the system integrator would provide the most crucial network elements and also take responsibility for the interoperation of their own equipment with the equipment provided by other suppliers. We are not in a position to take such a lead system integrator position and therefore we may have to partner with a system integrator (other, much larger, telecommunication equipment supplier) to have a chance to win business with certain customers. As a result, we may experience delays in revenue because it could take a long time to agree to terms with the necessary system integrator and the terms may reduce our profitability for that transaction. Moreover, there is no guarantee that we will reach agreement with a system integrator.

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

        The number of installations we will be responsible for may increase as a result of our continued international expansion and recognition of revenue may be dependent on product acceptances that are tied to completion of the installations. In addition, we may not be able to establish more relationships with international value-added resellers and distributors. If we do not, our ability to increase sales could be materially impaired.

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

        If Texas Instruments licenses its echo cancellation software, that it acquired from us in April 2002, to other echo cancellation systems companies, it could increase the level of competition we face. By providing those companies with similar technological advantages to our product offering those companies might be able to compete on a more direct basis with us, which could adversely affect our success in our echo cancellation systems business.

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

        As part of our ISO 14001-certified management system and our overall commitment to the environment we are investigating the requirements set forth by the RoHS directive. Based on some independent industry benchmarking, and guidance offered by the UK's Department of Trade and Industry, we believe that our product, telecommunication network infrastructure equipment, qualifies for the lead-in-solder exemption of the RoHS Directive. Consequently, we have obtained what is commonly called "5 of 6" compliance. We will continue to monitor the evolution of the EC/95 and related industry activities and will take appropriate action for those products that we sell into EU countries and territories. Moreover, we will continue to monitor the evolution of the EC/96 and related industry activities elsewhere in the world and will take appropriate action for those products that we sell into regions adopting new environmental standards. There is no guarantee that we will be successful in complying with these evolving environmental requirements or that the costs involved with compliance might be prohibitive. In either case, if we are unsuccessful in complying with these environmental requirements, it would limit our ability to sell into territories adopting new environmental requirements, which could impact our total revenue and overall results of operations.

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

WE CURRENTLY ARE, AND IN THE FUTURE MAY BE, SUBJECT TO SECURITIES CLASS ACTION LAWSUITS DUE TO DECREASES IN OUR STOCK PRICE.

        We are at risk of being subject to securities class action lawsuits if our stock price declines substantially, as has happened recently. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in May 2005, we announced that we expected our first quarter fiscal 2006 revenue to be approximately one half of our last quarter fiscal 2005 revenue, and our stock price declined dramatically. On June 14, 2005, a lawsuit entitled Richard E. Jaffe v. Ditech Communications Corp., Timothy K. Montgomery and William J. Tamblyn, Case No. C 05 02406 was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech's stock between August 25, 2004 and May 26, 2005. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech, our Chief Financial Officer and our former Chief Executive Officer. Several similar lawsuits were filed and all of the cases were consolidated into a single action. Although the court has dismissed this action with prejudice, the plaintiffs in this action have appealed the dismissal.

        We cannot predict the outcome of the lawsuits. As a result of the recent substantial decline in our stock price, or if our stock price declines substantially in the future, we may be the target of similar litigation. The current, and any future, securities litigation could result in substantial costs and divert management's attention and resources, and could seriously harm our business.

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

THERE IS RISK THAT OUR AUCTION RATE SECURTIES WILL NOT SETTLE AT AUCTION AND WE MAY EXPERIENCE ADDITIONAL OTHER THAN TEMPORARY DECLINES IN VALUE, WHICH WOULD CAUSE ADDITIONAL CHARGES TO BE REALIZED ON OUR STATEMENT OF OPERATIONS.

        As of April 30, 2008, we held ten AA rated auction rate securities, totaling $34.3 million of par value, which failed to settle at auctions. Although the majority of these securities only began to fail to auction in the fourth quarter of fiscal 2008, two of the securities with a par value of $10.0 million have failed to settle since the second quarter of fiscal 2008. Due to the prolonged nature of the decline in value of these two auction rate securities that have failed to settle since the second quarter of fiscal 2008 and no clear indication of when they might settle, we determined that the unrealized loss was no longer temporary. Therefore, we recognized a $4.2 million impairment charge in the consolidated statement of operations in the fourth quarter of fiscal 2008. We believe that the $0.6 million decline in value that we have experienced in the remaining eight auction rate securities as of April 30, 2008 is a temporary event and we have accounted for this decline as an unrealized loss in accumulated other comprehensive loss within stockholders' equity in the consolidated balance sheets. It is possible that we will incur further unrealized losses in fiscal 2009 related to these securities. In addition, in the future should we determine that the decline in value of the other auction rate securities is other than temporary, we would recognize a further impairment charge on our consolidated statement of operations, which could be material. As of June 30, 2008, we continued to hold auction rate securities with a par value of $26.4 million. See Item 7A. below for a further discussion of our auction rate securities.

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

Item 3—Legal Proceedings

        Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech's stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel, seeking monetary damages. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006. The defendants moved to dismiss the complaint, and by order dated August 10, 2006, the court granted the defendants' motion and dismissed the complaint with leave to amend. The plaintiffs filed their Second Amended Complaint on September 11, 2006. The defendants again moved to dismiss, and by order dated March 22, 2007, the court dismissed the Second Amended Complaint with leave to amend. The plaintiffs filed their Third Amended Complaint on April 23, 2007. On May 14, 2007, the defendants again moved to dismiss. By order dated October 11, 2007, the court dismissed the third amended complaint with prejudice. On November 8, 2007, the plaintiffs filed a notice of appeal to the Ninth U.S. Circuit Court of Appeals. The appeal has been fully briefed. No date for oral argument of the appeal has been set.

        On August 23, 2006, August 25, 2006, and November 3, 2006, three actions were filed in United States District Court for the Northern District of California (Case Nos. C06-05157, C06-05242, and C06-6877) purportedly as derivative actions on behalf of Ditech against certain of Ditech's current and former officers and directors alleging that between 1999 and 2001 certain stock option grants were backdated; that these options were not properly accounted for; and that as a result false and misleading financial statements were filed. These three actions have been consolidated under case number C06-05157. On December 1, 2006, a fourth derivative complaint making similar allegations against many of the same defendants was filed in California Superior Court for the County of Santa Clara (Case No.106-CV-075695). On April 19, 2007, the California Superior Court granted Ditech's motion to stay the state court action pending the outcome of the federal consolidated actions.

        The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, Ditech moved to dismiss the amended complaint based on plaintiffs' failure to make a demand on the board before bringing suit. On the same day, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants' motion to dismiss without prejudice. On September 21, 2007, plaintiffs filed a second amended complaint. On November 30, 2007, we moved to dismiss the complaint for failure to make a demand on the board of directors and for lack of standing. On the same day, the individual defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. A hearing on these motions was held on February 8, 2008. On March 26, 2008, the Court granted the individual defendants' motion to dismiss without prejudice, ordering plaintiffs to file any amended complaint by April 25, 2008. Plaintiffs did not file an amended complaint. On April 25, 2008, plaintiffs purported to make a shareholder demand on Ditech's board of directors, demanding that Ditech's board investigate and remedy the alleged stock option manipulation and insider trading. On May 12, 2008, defendants filed a motion for dismissal with prejudice based, in part, on plaintiffs' failure to comply with the Court's March 26, 2008 Order. That motion is set for hearing on August 1, 2008.

        These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.

Item 4—Submission of Matters to a Vote of Security Holders

        Not Applicable.

Executive Officers of the Registrant

        The following are our executive officers, together with their ages and biographical information, as of July 1, 2008:

Name	Age	Position
Todd G. Simpson	42	Chief Executive Officer and Director
William J. Tamblyn	49	Executive Vice President and Chief Financial Officer
Lowell B. Trangsrud	56	Executive Vice President and Chief Operating Officer

        Biographical information relating to our executive officers is as follows:

        Todd G. Simpson joined Ditech in June 2005 as our Vice President, General Manager in connection with our acquisition of Jasomi Networks, Inc., and became the Vice President, Marketing, in May 2007. Mr. Simpson was promoted to our President and Chief Executive Officer in September 2007. Prior to joining Ditech, Mr. Simpson was President and CEO from January 2005 until June 2005. Prior to joining Jasomi, Mr. Simpson was a Founder and Director of Call Genie Inc., a provider of automated voice solutions for the directory services business. From January 2001 to December 2003, Mr. Simpson served as CTO for Zi Corporation, a provider of embedded software for mobile phones, and where previously, in 2000, he was Vice President of Engineering. Prior to this, he founded a series of companies including Headplay Inc. and Conversion Works. He holds a BSc. and PhD. in Computer Science from the University of Calgary.

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

Part II

Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Ditech's common stock is quoted on the NASDAQ Global Market (formerly the Nasdaq National Market) under the symbol "DITC." The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$8.99	$7.35	$11.44	$7.62
Second Quarter	$7.53	$4.40	$9.35	$7.44
Third Quarter	$4.98	$2.96	$8.95	$6.59
Fourth Quarter	$3.36	$2.46	$8.87	$7.09

        On July 7, 2008 the last reported sale price of our common stock as reported on the NASDAQ Global Market was $2.06 per share.

Holders

        According to the records of our transfer agent, there were 102 stockholders of record of Ditech's common stock at July 7, 2008. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

        We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future.

Stock Performance Graph(1)

(1)
This section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of Ditech Networks under the 1933 Act or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

        The following graph shows the total stockholder return of an investment of $100 in cash on April 30, 2003 for (i) our Common Stock; (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Telecommunications Index. All values assume reinvestments of the full amount of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ditech Networks, Inc., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

*
$100 invested on 4/30/03 in stock or index-including reinvestment of dividends. Fiscal year ending April 30.

Item 6—Selected Financial Data

        The consolidated statement of operations data for the fiscal years ended April 30, 2008, 2007 and 2006, and the consolidated balance sheet data as of April 30, 2008 and 2007, have been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended April 30, 2005 and 2004, and the consolidated balance sheet data as of April 30, 2006, 2005, and 2004, have been derived from our consolidated financial statements not included in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto, set forth in "Item 8—Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

	Years Ended April 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$35,089	$84,004	$54,905	$94,055	$69,590
Cost of goods sold	19,595	27,140	16,368	22,184	23,413

Gross profit	15,494	56,864	38,537	71,871	46,177

Operating expenses:
Sales and marketing	19,103	24,496	18,233	16,430	13,168
Research and development	17,881	20,835	17,884	15,826	10,719
General and administrative	9,285	8,534	6,568	7,244	5,308
Amortization of purchased intangible assets	985	985	821	—	—
Impairment of goodwill and other purchased intangibles	17,693	—	—	—	—
In-process research and development	—	—	700	—	—
Restructuring charges	—	—	—	—	275

Total operating expenses	64,947	54,850	44,206	39,500	29,470

Income (loss) from continuing operations	(49,453)	2,014	(5,669)	32,371	16,707
Total other income	676	6,689	4,522	2,430	1,294

Income (loss) from continuing operations before income taxes	(48,777)	8,703	(1,147)	34,801	18,001
Provision for (benefit from) income taxes	45,876	3,385	262	(36,100)	270

Income (loss) from continuing operations	(94,653)	5,318	(1,409)	70,901	17,731
Discontinued operations:
Loss from discontinued operations	—	—	—	—	(2,538)
Gain (loss) on disposition	—	—	887	94	(7,142)
Income tax expense (benefit) from gain (loss) on disposition	—	—	361	(110)	(144)

Income (loss) from discontinued operations	—	—	526	204	(9,536)

Net income (loss)	$(94,653)	$5,318	$(883)	$71,105	$8,195

Per share data
Basic
Income (loss) from continuing operations before cumulative effect of accounting change	$(3.29)	$0.16	$(0.04)	$2.12	$0.56
Discontinued operations	—	—	0.01	0.01	(0.30)
Net income (loss) per share attributable to common stockholders	$(3.29)	$0.16	$(0.03)	$2.13	$0.26

Diluted
Income (loss) from continuing operations before cumulative effect of accounting change	$(3.29)	$0.16	$(0.04)	$2.02	$0.53
Discontinued operations	—	—	0.01	—	(0.29)
Net income (loss) per share attributable to common stockholders	$(3.29)	$0.16	$(0.03)	$2.02	$0.24

Number of shares used in per share calculations:
Basic	28,805	32,579	32,119	33,408	31,734

Diluted	28,805	34,020	32,119	35,140	33,496

	April 30,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,131	$34,074	$35,707	$36,781	$45,610
Short-term investments	14,400	100,465	100,325	98,853	79,899
Total assets	91,130	226,384	219,313	209,720	150,548
Total stockholders' equity	82,050	211,945	198,581	197,265	135,400

        The selected financial data for the five years ended April 30, 2008 reflects the following:

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

        Following our acquisition of Jasomi, we wrote off $0.7 million of in-process R&D in fiscal 2006 and amortized $1.0 million, $1.0 million and $0.8 million of acquired intangible assets in fiscal 2008, 2007 and 2006, respectively.

        In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, we began recognizing stock-based compensation expense based on the fair value of equity instruments granted to employees beginning in fiscal 2007 (See Note 2 of Notes to the

Consolidated Financial Statements). As a result, operating results include stock based compensation charges of:

	Years Ended April 30,
	2008	2007
Cost of Sales	$380	$370
Sales and marketing	1,618	2,714
Research and development	1,127	1,951
General and administrative	1,274	1,124

        In fiscal 2008, we recorded impairment losses related to our goodwill and other purchased intangibles, associated with the Jasomi acquisition, totaling $17.7 million, a write-down for excess levels of inventory of $5.1 million, and an impairment loss of $4.2 million associated with auction rate securities that have failed to settle at auction since the second quarter of fiscal 2008. In addition, we recorded a full valuation allowance of $59.1 million against our deferred tax assets. All of these events had a significant impact on our fiscal 2008 operating results.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. See our cautionary language in the first paragraph of "Item 1. Business" regarding these statements. Our actual results could differ materially from those discussed here. See "Item 1A-Risk Factors" for factors that could cause future results to differ materially.

Overview

        We design, develop and market telecommunications equipment for use in enhancing voice quality and canceling echo in voice calls over wireline, wireless and internet protocol (IP) telecommunications networks. Our products monitor and enhance voice quality and provide security in the delivery of voice services. Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our more recent product introductions have leveraged the processing capacity of our newer hardware platforms to offer not only echo cancellation but also enhanced Voice Quality Assurance ("VQA") features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility.

        Since becoming a public company in June 1999, our financial success has been primarily predicated on the macroeconomic environment of U.S. wireline and, more recently, wireless carriers as well as our success in selling to the larger carriers. Since the beginning of calendar year 2004, large North American telecommunications service providers have been engaged in merger and acquisition activity. This activity largely drove a decline in our fiscal 2006 revenue as one of our two largest fiscal 2005 U.S. customers was and continues to be involved in post-merger integration and, consequently, orders from that customer since the first quarter of fiscal 2006 have been nominal. Over the last few quarters, we have experienced delays in purchasing decisions relative to voice quality equipment by our domestic and international carriers due to the interplay of budget constraints with the strategic nature of their voice quality deployment and their transition to third generation cellular technology ("3G") networks. Our revenue will continue to be generated primarily from sales of our BVP-Flex, which accounted for 42% of our revenue in fiscal 2008.

        In an attempt to diversify our customer base, we have added sales and marketing resources over the last few years to focus on new large account opportunities in the United States and internationally. In the United States, we believe that our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks will be key factors in adding new customers and driving opportunities for revenue growth. The development of our VQA feature set was originally targeted at the international Global System for Mobile Communications ("GSM") market but has seen growing importance in the domestic market as well. We continue to focus sales and marketing efforts on international and domestic mobile carriers who might best apply our VQA solution. We have added sales resources and invested in customer trials domestically and internationally in an attempt to better avail ourselves of these opportunities as they arise. Despite these efforts we have experienced mixed results as we remain dependant on the buying patterns of a small, yet more diverse, group of large customers. In fiscal 2006, Orascom Telecom Holding (Orascom) became our largest VQA customer to-date, as well as a step toward our goal of greater customer diversification. Although our international business accounted for $24.2 million of revenue in fiscal 2007, largely attributable to Orascom, revenue from international customers in fiscal 2008 was only $12.8 million, due to delays in closing international transactions.

        We expect additional long-term opportunities for growth will occur in VoIP-based network deployments as there appears to be a growing trend of service providers transitioning from traditional circuit-switched network infrastructure to VoIP. As such, since the beginning of fiscal 2005 we have directed, and expect to continue to direct, the majority of our R&D spending towards the development of our Packet Voice Processor, a platform targeting VoIP-based network deployments. The Packet Voice Processor introduces cost-effective voice format transcoding capabilities combined with our VQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter. To further develop a presence in the VoIP market and future wireless carrier networks, we acquired Jasomi in the first quarter of fiscal 2006. Jasomi's currently available PeerPoint C100 session border controller enables VoIP calls over smaller carrier networks to traverse the network address translation ("NAT") and protects networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. To date, we have recognized modest revenue from PeerPoint. Although fiscal 2008 marked the first period in which revenue from the Packet Voice Processor exceeded 10% of total revenue, ordering patterns are still volatile leading to spikes in the timing and amount of revenue.

        Exit of Optical Business.    In May 2003, we announced a change to our strategic direction. We decided to focus all of our assets in continuing to grow our voice processing business, including our echo cancellation and VQA products, and as a result we decided to sell our optical communications business. In July 2003, we completed the primary step in our planned exit of our optical communications business through the sale of a large portion of the assets of the optical communications business to JDS Uniphase Corporation ("JDSU"). The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights, which were sold for an aggregate purchase price of up to approximately $6.5 million in cash, of which up to $4.9 million was to be paid to us based on the level of inventory consumed by JDSU, and revenues generated by the optical business acquired by JDSU through June 30, 2005, if any. JDSU also had indemnification rights in connection with the performance of certain warranty obligations relating to optical products that were sold by us on or prior to July 16, 2003. In June 2006, we and JDSU came to a mutual settlement and release whereby JDSU paid us $0.7 million and released us from our warranty obligation. In addition, in June 2006, we completed the closure of our international optical operations. See Note 4 of Notes to the Consolidated Financial Statements.

        We have sold or abandoned all of the assets not purchased by JDSU during fiscal 2004. As a result of exiting the optical business, our Consolidated Statements of Operations reflect the optical business as a discontinued operation for all periods presented. See Note 4 of Notes to the Consolidated Financial Statements.

        Acquisition History.    In the last five fiscal years, we have completed one acquisition. In June 2005, we acquired Jasomi, which developed and sold session border controllers that enable VoIP calls to traverse the NAT and protect networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. The integration of our Packet Voice Processor and Jasomi's session border control technology may enable Ditech to provide a more comprehensive solution to carriers' border service needs. Consideration for the acquisition included $14.8 million in cash, escrow payments, vested options assumed, acquisition costs, and net liabilities assumed plus $7.0 million in non-transferable convertible notes. The payment of the full $7.0 million principal amount of the convertible notes was contingent on the retention of a specified number of designated employees and was broken into two tranches. The conditions of the first tranche were met in June 2006 at which point $3.0 million was paid and reflected as an adjustment to the purchase price. The second tranche of $4.0 million was paid in July 2007, after the conditions related to that tranche were met. We additionally issued shares of Ditech restricted stock to new employees hired as part of the acquisition. See Note 5 of Notes to the Consolidated Financial Statements.

        Our Customer Base.    Historically, the majority of our sales have been to customers in the United States. These customers accounted for approximately 63%, 71% and 87% of our revenue in fiscal 2008, 2007 and 2006, respectively. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of our newer voice processing products, which are targeted at GSM networks, international revenue will begin to become a larger percentage of our overall revenue.

        Our revenue historically has come from a small number of customers. Our largest customer accounted for approximately 35% of our total revenue in fiscal 2008. Our five largest customers accounted for approximately 68%, 88% and 88% of our revenue in fiscal 2008, 2007 and 2006, respectively. Consequently, the loss of any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced in fiscal 2006 as revenue was approximately 58% of our fiscal 2005 revenue primarily due to a lack of orders from one of our two largest fiscal 2005 customers. This caused fiscal 2006 to result in a net loss.

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

        Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of customers. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of April 30, 2008, we had deferred $2.8 million of revenue. To the extent that we have received cash for some or all of a given deferred revenue transaction, we reported it in the Consolidated Balance Sheet as a deferred revenue liability. However, to the extent that we have not collected cash related to the deferred revenue transaction, we reflect the deferred revenue as a reduction in the corresponding account receivable balance. Of the $2.8 million of revenue deferred as of April 30, 2008, $1.1 million related to deferrals associated primarily with installations and other product related deferrals and $1.7 million was associated with maintenance contracts. In dealing with smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

        Investments—We consider investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year, and auction rate securities, which we have historically settled on 7, 28 or 35 day auction cycles, as short-term investments. However, when auction rate securities fail to settle at auction, which occurred in fiscal 2008, and conditions leading to their failure to auction create uncertainty as to whether they will settle in the near-term, we classify them as long-term consistent with the contractual term of the underlying security. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities for which we are unable to estimate when they will settle. Short-term and long-term investments consist primarily of corporate notes and asset backed securities. We have classified our investments as available-for-sale securities in the accompanying consolidated financial statements. We carry available-for-sale securities at fair value, and report unrealized gains and losses as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income, net based on specific identification. We include interest on securities classified as available-for-sale in total other income. See also the discussion in "Liquidity and Capital Resources" and Item 7A for additional information on auction rate securities.

        Inventory Valuation—In conjunction with our ongoing analysis of inventory valuation, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of write-downs required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in the recognition of larger than anticipated write-downs. For example, we recorded an inventory write-down for excess levels of inventory of $5.1 million in fiscal 2008. There were no sales of previously written-down inventory in fiscal 2008. We sold $0.3 million and $0.6 million of other previously written-down inventory in fiscal 2007 and 2006, respectively. Fiscal 2007 and 2006 sales of previously written-down inventory had a negligible impact on gross margin, as we sold the inventory for approximately its net book value.

        Cost of Warranty—At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year. The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures. This would result in a decrease in gross profit. As of April 30, 2008, we had recorded $0.6 million of accruals related to estimated future warranty costs. See Note 3 of the Notes to the Consolidated Financial Statements.

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

        Impairment of Long-lived Assets—We continually monitor events and changes in circumstances that could indicate that carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances arise, we assess the recoverability of our long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carry amount of the assets in question, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Following the criteria of SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" and SFAS 142 "Goodwill and Other Intangible Assets", we view ourselves as having a single operating segment and reporting unit and consequently have evaluated goodwill for impairment based on an evaluation of our fair value as a whole. Our quoted share price from NASDAQ is the basis for measurement of that fair value, as our market capitalization based on share price best represents the amount at which we could be bought or sold in a current transaction between willing parties. Since the first quarter of fiscal 2008, we have experienced a decline in our stock price and therefore our market capitalization, due in large part to the recent decline in our operating results. As a result of our stock price's continued depressed state and uncertainty as to when our stock price would return to levels sufficient to justify the recovery of our recorded goodwill, we undertook an interim impairment review in the third quarter of fiscal 2008. As a result of the review, we determined that the entire goodwill balance of $16.4 million was in fact impaired and therefore recorded an impairment loss as part of our third quarter fiscal 2008 results.

        We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell. In addition to the interim review for goodwill impairment discussed above, we also performed impairment reviews of our purchased intangibles and other long-lived assets as of January 31, 2008, which review did not indicate any impairment of these assets. Due to events that transpired in the fourth quarter of fiscal 2008, including but not limited to a competitor's introduction of a new competitive product that appears to have created a sudden shift in demand away from the legacy Jasomi products, we determined that an impairment had occurred and accordingly recorded a $1.3 million impairment loss in fiscal 2008.

        Accounting for Stock-based Compensation—Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior period results in our Consolidated Financial Statements. In accordance with SFAS 123R, we recognize compensation expense, net of estimated forfeitures, for all stock-based payments (1) granted after May 1, 2006 and (2) prior to but not vested as of May 1, 2006.

        Under SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award's fair value as calculated by the Black-Scholes-Merton ("Black-Scholes") option-pricing model and is recognized as expense, net of estimated forfeitures, ratably over the requisite service period. Given our employee stock options have certain characteristics that are significantly different from traded options and, because changes in the subjective assumptions can materially affect the estimated value, in our opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although we determine the fair value of employee stock options in accordance with SFAS 123R and SAB 107 using the Black-Scholes option-pricing model, that value may not be indicative of the fair value observed between a willing buyer and a willing seller in a market transaction.

        The Black-Scholes model requires various highly judgmental assumptions including expected option life and volatility of our stock price. If any of the assumptions used in the Black-Scholes model or the estimated forfeiture rate changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

        Accounting for Income Taxes—Amounts recorded for income taxes, both current and deferred, are based on estimates of the tax consequences of our operations in the various tax jurisdictions in which we operate. Our deferred taxes are the result of temporary differences resulting from differing treatment of items such as valuation allowances for bad debts and inventory, for tax and accounting purposes. As part of our ongoing assessment of the recoverability of our deferred tax assets, on a quarterly basis we review the expiration dates of our net operating loss carryforwards. In addition, we complete a study on the impact of Section 382 of the Internal Revenue Code on at least a semi-annual basis to determine whether a change in ownership may limit the value of our net operating loss carryforwards. We determined that a full valuation allowance against all of our deferred tax assets at April 30, 2008 was required. We have considered all evidence, positive and negative, pursuant to SFAS 109, Accounting for Income Taxes" and believe that based on our recent operating losses and uncertainty about the magnitude and timing of future operating profits, it is no longer more likely than not that our deferred tax assets will be realized.

        Effective May 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainties in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We have classified interest and penalties as a component of tax expense. As a result of the implementation of FIN 48 effective May 1, 2007, we recognized a $0.4 million decrease in the liability for unrecognized tax benefits, which was accounted for as a decrease in the May 1, 2007 balance of accumulated deficit. We do not expect a significant change to the liability over the next 12 months.

        In general, our effective tax rates differ from the statutory rate primarily due to stock-based compensation, research and experimentation tax credits, state taxes, tax impact of foreign operations, and changes in the state tax rate as it relates to certain deferred tax assets specifically for California purposes only. However in fiscal 2008, the effective tax rate was also significantly impacted by the impairment losses recorded against goodwill and other purchased intangibles and from the establishment of a valuation allowance against our net deferred tax asset position. The state tax rate changed with respect to this deferred tax asset as a result of our filing tax returns in additional other states. The effective tax rate was (94.1)%, 38.9% and (22.9)% for fiscal 2008, 2007, and 2006, respectively. We have completed the two year audit of our federal tax returns for fiscal 2004 and 2005 with no material findings and have begun an audit by one of the state jurisdictions in which we do business for our fiscal 2005 filing. We are currently not under audit for any other years or in any other jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

  Recent Accounting Pronouncements.

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13", which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, "Accounting for Leases". In February 2008, the FASB also issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or discounted at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations, financial position and cash flows, upon adoption beginning in fiscal 2009.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FAS 115 ("SFAS 159"). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 159 will have on our results of operations, financial position and cash flows, upon adoption in fiscal 2009.

        In December 2007, the FASB issued SFAS 141R, Business Combinations ("SFAS 141R"), replacing SFAS 141, "Business Combinations". SFAS 141R revises existing accounting guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets, liabilities, any noncontrolling interests, and the goodwill acquired. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R will impact the accounting for business combinations completed by us on or after adoption in fiscal 2010.

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

        In May 2008, the FASB issued Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion." APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period.

We are currently evaluating the impact of the adoption of this position could have on our financial condition, results of operations and cash flows.

Results of Operations

        The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated:

  Results of Operations

	Years Ended April 30,
	2008	2007	2006
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	55.8	32.3	29.8

Gross profit	44.2	67.7	70.2

Operating expenses:
Sales and marketing	54.4	29.2	33.2
Research and development	51.0	24.8	32.6
General and administrative	26.5	10.2	11.9
Amortization of purchased intangible assets	2.8	1.2	1.5
Impairment of goodwill and other purchased intangibles	50.4	—	—
In-process research and development	—	—	1.3

Total operating expenses	185.1	65.4	80.5

Income (loss) from continuing operations	(140.9)	2.3	(10.3)
Total other income	1.9	8.0	8.2

Income (loss) from continuing operations before provision for income taxes	(139.0)	10.3	(2.1)
Provision for income taxes	130.8	4.0	0.5

Income (loss) from continuing operations	(269.8)	6.3	(2.6)
Discontinued operations:
Gain on disposition	—	—	1.6
Income tax expense from gain on disposition	—	—	0.6

Income from discontinued operations	—	—	1.0

Net income (loss)	(269.8)%	6.3%	(1.6)%

  Discussion of Fiscal Years ended April 30, 2008, 2007, and 2006

  Revenue

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2008	2007	2006	2008	2007
	$s in thousands
Revenue	$35,089	$84,004	$54,905	$(48,915)	$29,099
% Change				(58.2)%	53.0%

        The decrease in revenue in fiscal 2008 as compared to fiscal 2007 was primarily due to a decrease in sales to our largest domestic customer, Verizon Wireless, and our largest international customer, Orascom, with only modest offsetting increases in other domestic and international business. Verizon accounted for approximately 35% of our revenue in fiscal 2008 as compared to 64% and 79% of the revenue in fiscal 2007 and 2006, respectively. This decline in revenue appears to be largely due to

Verizon's shifting focus away from their traditional wireless network deployments, where our product has historically been deployed, to newer 3G networks. Our second largest customer in fiscal 2008, Intercall/West, a domestic VoIP customer, accounted for 12% of our total revenue in fiscal 2008 as compared to less than 1% in fiscal 2007. Our second largest customer in fiscal 2007, Orascom, accounted for 11% in fiscal 2008 as compared to 14% and 3% of our revenue in fiscal 2007 and 2006, respectively. We believe that the decline in Orascom revenue in absolute dollars may be due to the recently announced plans of its parent company to divest itself of several of its Middle Eastern holdings, including some of the larger operations, to which we had been selling. Although our Broadband Voice Processor Flex ("BVP-Flex"), which has become the primary system purchased by our domestic customers, continues to play a key role in our revenue mix, our Quad Voice Processor ("QVP") and PVP products and service contracts have grown as a percentage of revenue during fiscal 2008 due in large part to the declining sales to Verizon.

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

        In fiscal 2008, 2007 and 2006, sales of our Broadband Voice Processor Flex (BVP-Flex) accounted for 42%, 59% and 81% of our revenue, respectively. Because the BVP-Flex provides increased flexibility and easier installation, it has been critical in helping us to acquire and retain our key domestic strategic customers, most prominently Verizon. In fiscal 2004, we introduced our VQA product, which includes our new voice quality features and is primarily targeted at the international GSM market. Although we expected to realize sales of VQA products throughout fiscal 2006 based on the number of customer trials in which we were engaged, we did not realize significant growth in revenue from this product until very late in fiscal 2006 and throughout fiscal 2007 and 2008. During fiscal 2008 and 2007, sales of our VQA product accounted for approximately 17% and 20% of our worldwide revenue, respectively. While the revenue has been slow to materialize, we continue to believe that VQA presents material revenue opportunities, and we will therefore continue to make strategic investments in our international infrastructure and in customer trials.

        Following the success of our BVP-Flex, revenue over the three fiscal years has been generated largely from domestic sales, which represented 63%, 71% and 87% of our fiscal 2008, 2007 and 2006 revenue, respectively. As noted in the preceding paragraph, our international growth has primarily been dependent on our success in selling VQA. Although fiscal 2007 represents our most successful year of selling to international markets, we expect that in the coming year the international portion of our business will continue to grow as a percentage of overall sales as we realize more sales of our VQA applications. However, we expect that our domestic customers will continue to represent the majority of our revenue for the foreseeable future.

        Revenue levels for fiscal 2009 will be dependent on our success in adding new customers domestically and internationally, the network technology and deployment plans of the North American telecommunication service providers and the market acceptance of our Packet Voice Processor. See "Item 1A-Risk Factors" for discussions of risks related to customer concentration and other factors, which could impact the timing and level of revenue.

        See our cautionary language in the first paragraph of "Item 1. Business" regarding forward-looking statements such as the statements made in the prior paragraphs about our expectations regarding our future revenue, as well as statements regarding our expectations in each of the categories below.

  Cost of Goods Sold and Gross Margin

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2008	2007	2006	2008	2007
	$s in thousands
Cost of Goods Sold	$19,595	$27,140	$16,368	$(7,545)	$10,772
% Change				(27.8)%	65.8%
Gross Profit	$15,494	$56,864	$38,537	$(41,370)	$18,327
Gross Margin %	44.2%	67.7%	70.2%	(23.5) pts	(2.5) pts

        Cost of goods sold consists of direct material costs, personnel costs for test and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold in fiscal 2008 was primarily driven by the decrease in business volume during fiscal 2008 as compared to fiscal 2007. However, the decline in cost of goods sold was not directly proportional with the decline in revenue due largely to the fixed nature of our manufacturing costs and the write-down of potentially excess materials. Our analysis of gross margins below discusses the factors impacting cost of goods sold in more detail.

        As noted above, gross margins were adversely impacted by our fixed manufacturing costs representing a larger percentage of our lower revenue base. In fiscal 2008, these costs represented 18.3% of revenue as compared to 7.4% in fiscal 2007. In addition, in fiscal 2008, we recorded a write-down of potentially excess inventory items totaling $5.1 million (14.5% of revenue). These factors more than offset the positive impacts on gross margin realized from an improved customer and product mix in fiscal 2008, including an increase in the percentage of revenue recognized from maintenance and extended warranty contracts due to the decline product shipments in fiscal 2008.

        The increase in cost of goods sold in fiscal 2007, as compared to fiscal 2006, was largely due to the increase in business volume. However, cost of goods sold did not increase in direct proportion with the increase in revenue due to: (1) the inclusion of $0.4 million of costs associated with stock compensation charges pursuant to SFAS 123R in fiscal 2007, and (2) the customer/product mix which was more heavily weighted to lower margin international customers and products, as well as the other factors discussed in the discussion of gross margin below.

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

        We expect gross margins in the fiscal 2009 to be in the range of 55% - 60% based on forecasted product and customer mix and the impact of continued compensation charges due to recording stock compensation expense pursuant to SFAS 123R. Over the next several quarters, if we are successful in international deployment, we expect to experience continued pricing pressures as we expand the distribution of our products through value-added resellers and distributors.

  Sales and Marketing

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2008	2007	2006	2008	2007
	$s in thousands
Sales and Marketing Expense	$19,103	$24,496	$18,233	$(5,393)	$6,263
% of Revenue	54.4%	29.2%	33.2%	25.2 pts	(4.0) pts

        Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. Salaries and related expense decreased $2.9 million in fiscal 2008 as compared to fiscal 2007. This decline was largely due to a reduction in force at the end of the second quarter of fiscal 2008 and reduced variable compensation levels due to lower than planned sales levels. We also saw a reduction in stock-based compensation expense of $1.1 million due to the older options becoming fully vested in fiscal 2008 and lower levels of stock compensation being incurred on newer option grants due to the decline in the price of our stock over much of the last two fiscal years. The other factors that impacted the decline in sales and marketing expense included tighter spending control on travel and marketing programs which resulted in an aggregate reduction of $0.9 million in fiscal 2008 and reduced agent fees of $0.5 million due to reduced international sales in fiscal 2008.

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

        We expect that our sales and marketing expenses in fiscal 2009 will continue to decline from fiscal 2008 levels due to realizing a full year worth of cost reductions from the reduction in force in mid-fiscal 2008 and from continued cost controls. These savings will likely be partially offset by increased variable compensation based on new sales targets for fiscal 2009.

  Research and Development

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2008	2007	2006	2008	2007
	$s in thousands
Research and Development Expense	$17,881	$20,835	$17,884	$(2,954)	$2,951
% of Revenue	51.0%	24.8%	32.6%	26.2 pts	(7.8) pts

        Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The decline in spending in fiscal 2008 was largely driven by the $1.6 million in savings realized in the latter half of the year after the reduction in force that we did at the end of the second quarter of fiscal 2008. The other factors impacting the decline in spending were $1.1 million of reduced consulting, consumed materials and allocation of corporate overhead due to being more focused on fine tuning our recent product introductions rather than completely new product development, which did not require as extensive an expenditure level in fiscal 2008. In addition to these savings, there was a decline in stock-based compensation expense of approximately $0.8 million that was substantially offset by the cost incurred associated with the reduction in force in fiscal 2008.

        The increase in spending in fiscal 2007 was largely driven by salary and related costs which increased $1.7 million due to increases in headcount in the engineering area and merit increases and $1.3 million associated with stock compensation charges attributable to the adoption of SFAS 123R in fiscal 2007. In addition to these increases, we experienced increases in outside service costs to supplement headcount demands and increased deprecation expense associated with increased lab equipment to support new product design and test and increased headcount levels totaling $0.6 million. The latter increases were substantially offset by a reduction in spending on consumable materials due to the later stage of development of our products in fiscal 2007 as compared to fiscal 2006.

        We expect to see a further decline in our research and development spending in fiscal 2009 as we realize a full year's cost savings from the 2008 reduction in force.

  General and Administrative

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2008	2007	2006	2008	2007
	$s in thousands
General and Administrative Expense	$9,285	$8,534	$6,568	$751	$1,966
% of Revenue	26.5%	10.2%	11.9%	16.3 pts	(1.7) pts

        General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. The increase in spending in fiscal 2008 was largely due to the costs associated with retirement of our former CEO during fiscal 2008 and executive search costs associated with locating a new CEO, which aggregated $0.9 million. These increases in spending in fiscal 2008 were partially offset by a $0.2 million decline in variable compensation due to poor company performance in fiscal 2008.

        The increase in fiscal 2007 expense was largely due to the adoption of SFAS 123R, which resulted in $1.1 million of stock compensation. The increase was also impacted by other salary related costs, which increased due to increased headcount and annual merit increases totaling approximately $0.5 million and a $0.3 million increase in professional fees attributable to the various legal matters that we are currently addressing.

        We expect a decrease in general and administrative expenses in fiscal 2009 due to realizing a full year's savings from the reduction in force completed in mid-fiscal 2008 as well as other cost saving measures we expect to put in place in fiscal 2009.

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
in thousands
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

        In fiscal 2008, 2007 and 2006, we recorded compensation expense related to the portion of convertible debentures issued to employee-stockholders, in connection with the acquisition of Jasomi. We amortized the compensation expense to research and development expense and sales and marketing expense over the lives of the convertible debentures. The convertible debentures matured in June 2007, and were settled in cash. See Note 5 of Notes to the Consolidated Financial Statements.

        Convertible debenture amortization included in operating expenses was as follows:

	Years ended April 30,
	2008	2007	2006
	in thousands
Sales and marketing	$46	$339	$563
Research and development	4	25	41

Total	$50	$364	$604

  Amortization of purchased intangible assets

        For the years ended April 30, 2008, 2007 and 2006, we recorded amortization of purchased intangible assets related to the Jasomi acquisition. We are amortizing purchased intangible assets to operating expense over their estimated useful life which ranges from four to five years. See Note 6 of Notes to the Consolidated Financial Statements.

	Years ended April 30,
	2008	2007	2006
	$s in thousands
Amortization of purchased intangible assets	$985	$985	$821
% of revenue	2.8%	1.2%	1.5%

  Impairment of goodwill and other purchase intangibles

        Since the first quarter of fiscal 2008, we have experienced a decline in our stock price and therefore our market capitalization, due in large part to the recent decline in our operating results. As a result of our stock price's continued depressed state and uncertainty as to when our stock price would return to levels sufficient to justify the recovery of our recorded goodwill, we undertook an interim impairment review in the third quarter of fiscal 2008. As a result of the review, we determined that the entire goodwill balance of $16.4 million, attributable to the Jasomi acquisition, was impaired and therefore recorded an impairment loss in the third quarter of fiscal 2008. In addition, we recorded a $1.3 million impairment charge related to the purchase intangibles related to the Jasomi acquisition.

The impairment charge was due in large part to declining sales levels in the small customer portion of the session boarder controller market.

  In-process research and development

Year ended April 30, 2006
$s in thousands
In-process research and development	$700
% of revenue	1.3%

        In fiscal 2006, we incurred a charge for in-process research and development ("in process R&D") acquired as part of our acquisition of Jasomi. The amount of the purchase price for Jasomi allocated to in-process R&D was determined through established valuation techniques common in the high-technology communications equipment industry. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist.

        In valuing in-process R&D, cash flows were based on estimates from our and Jasomi's management and from various public, financial and industry sources. We projected net revenue to grow through calendar 2008 and decline thereafter based on the rate of technology changes in the industry, product life cycles and various projects' stages of development. We estimated cost of goods sold and operating expenses, including research and development expenses and selling, general and administrative expenses, as a percentage of revenue based on historical averages and forward-looking projections. We also included in the projections estimated costs to bring projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated (also referred to as "maintenance" research and development). We based the tax expense on statutory Federal and California tax rates.

        We based the percentage of completion of in-process projects on an averaging of (1) expenses incurred to-date compared to the total estimated development costs for each project, (2) time incurred to-date and remaining time to complete each project and (3) milestone-based percent complete estimates. The in-process projects pertained to general enhancements to PeerPoint software, combining of NAT and Peering capability, increasing throughput capability, enhancing the interface and developing a Denial of Service module. The average percentage complete for the in-process projects was 56% as of the date of the acquisition. At the time of the acquisition, we estimated that these development efforts would be completed in nine months at an estimated cost of approximately $0.7 million. As of April 30, 2008, the remaining estimated cost to complete the project is approximately $0.4 million, primarily due to other projects taking higher priority in fiscal 2008 resulting in most of the development related to the last element of the in-process projects slipping beyond fiscal 2008.

        The 30% cost of capital used to discount estimated cash flows reflects the estimated time to complete the projects and the level of risk involved.

  Stock-based Compensation.

        Stock based compensation expense recognized under SFAS 123R in fiscal 2008 and 2007 was as follows:

	Years ended April 30,
	2008	2007
	in thousands
Cost of Sales	$380	$370
Sales and marketing	1,618	2,714
Research and development	1,127	1,951
General and administrative	1,274	1,124

Total	$4,399	$6,159

        The overall decline in the level of stock compensation in fiscal 2008 was attributable to the timing of option grants that are subject to accounting under SFAS 123R. To the extent that compensation related to older option grants becomes fully recognized and is replaced with compensation attributable to new option grants with lower fair values, we experience a decline in overall stock compensation expense. For fiscal 2008, this decline in expense was partially offset by an increase in stock based compensation due to a one time charge of $0.2 million in the second quarter of fiscal 2008 due to the modification of stock options as part of the exiting chief executive officer's retirement package, which was recorded to general and administrative expense.

        We expect stock compensation expense will begin to stabilize in the coming quarters as pre-fiscal 2007 stock option grants, which have been accounted for using the accelerated multiple option approach, become fully amortized and stock compensation expense becomes solely attributable to post-fiscal 2006 grants which are accounted for using the straight-line single option approach. However, stock compensation can be subject to unexpected changes due to the size and nature of option grants and the underlying price of our common stock within a given period.

  Reduction in Force and Other Charge.

Year ended April 30, 2008
in thousands
Cost of Sales	$72
Sales and marketing	309
Research and development	892
General and administrative	504

Total	$1,777

        In the second quarter of fiscal 2008, we incurred a charge of $1.3 million related to a reduction in force in an effort to reduce spending levels to coincide with the recent declines we have experienced in our revenue. The reduction in force involved the closure of our Canadian research and development facility and a reduction of approximately 23% in our worldwide headcount. The employment of all individuals impacted by the reduction in headcount was terminated and over 90% of the severance packages had been paid as of April 30, 2008. The remaining balance relating to the outplacement services portion of the severance packages should be paid in the first half of fiscal 2009.

        In addition to the charge related to the reduction in force, we also incurred other one time benefit costs associated with the retirement package for our CEO in August 2007, which totaled approximately $0.4 million and was included in general and administrative expense, consistent with the recurring costs associated with the CEO.

  Total Other Income

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2008	2007	2006	2008	2007
	$s in thousands
Total Other Income	$676	$6,689	$4,522	$(6,013)	$2,167
% of Revenue	1.9%	8.0%	8.2%	(6.1) pts	(0.2) pts

        Total other income consists of interest income on our invested cash and cash equivalents and investment balances, offset by other-than-temporary impairment losses on investment securities and a nominal amount of foreign exchange losses. The decrease in total other income in fiscal 2008 was largely due to the decline in our short-term investments due to the repurchase of approximately $41 million of our common stock in the latter part of our second quarter of fiscal 2008 and recent declines in interest rates along with the recognition of a $4.2 million impairment loss on investment securities.

        The increase in total other income in fiscal 2007 compared to 2006 was primarily attributable to higher interest income, due to a significant improvement in the return on our invested cash and larger average invested balances in fiscal 2007.

        Our fiscal 2009 interest income will be dependent on our cash balances and the movement of U.S. interest rates.

  Income Taxes, Continuing Operations

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2008	2007	2006	2008	2007
	$s in thousands
Income Taxes, Continuing Operations	$45,876	$3,385	$262	$42,491	$3,123
% of Revenue	130.8%	4.0%	0.5%	126.8 pts	3.5 pts

        Income taxes consist of federal, state and foreign income taxes. The tax provision for fiscal 2008 resulted in an effective rate of (94%). This rate was largely impacted by the establishment of a full valuation allowance against our deferred tax assets in fiscal 2008 of $59.1 million and the non-deductible impairment loss related to goodwill. The other factors impacting the effective tax rate were modest levels of international and state taxes, which are not directly tied to our overall operating loss but rather to the level of profitability in these tax jurisdictions.

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

        The tax provision (benefit) for fiscal 2006 resulted in an effective tax rate of (23%). The effective tax rate for the year was adversely affected by non-deductible Jasomi acquisition-related charges, including our inability to deduct for tax purposes (1) in-process R&D related to the acquisition of Jasomi and (2) convertible debenture amortization, and the correction of a $1.1 million error in the balance of a deferred tax asset related to a California R&D tax credit. The error originated in the second quarter of fiscal 2005 at the time we released our valuation allowance on deferred tax assets and was corrected in the fourth quarter of fiscal 2006. After conducting a thorough analytical review on materiality, which was brought to the attention of and discussed with the audit committee, management believes that these amounts are not material to previously reported financial statements. Those items were partially offset by the reversal of $1.2 million of reserves on deferred tax assets primarily associated with a California R&D tax credit position under audit by California's Franchise Tax Board. In April 2006, we reached an agreement with the Franchise Tax Board regarding our tax credit positions and consequently revised associated reserves.

        Until such time as we are able to reverse the valuation allowance against our deferred tax assets, we expect the effective tax rate to be at or close to 0% in fiscal 2009 associated with minor levels of taxes for certain state and foreign jurisdictions.

  Income (Loss) from Discontinued Operations

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2008	2007	2006	2008	2007
	$s in thousands
Gain on disposition	$—	$—	$887	$—	$(887)
Income tax expense from gain on disposition	—	—	361	—	(361)

Income from discontinued operations	$—	$—	$526	$—	$(526)

% of Revenue	—%	—%	1.0%	—	(1.0) pts

        In June 2006, we came to a mutual settlement and release with JDSU, related to our sale of a large portion of the assets of our optical communications business to JDSU in fiscal 2004, whereby JDSU paid us $0.7 million. We had recorded receivables of $0.5 million such that the net financial gain from the settlement was $0.2 million. As part of the settlement, JDSU additionally released us from our warranty obligation, which resulted in the release of $0.5 million of our warranty liability. In addition, in June 2006, we completed the closure of our international optical operations and, as a result, reversed our remaining $0.2 million of reserves related to the closure. Net of $0.4 million of tax expense, the transactions resulted in a $0.5 million gain from disposal of our discontinued operations. In fiscal 2006, we completed the wind up of our optical operations, resulting in no financial impact from discontinued operations in fiscal 2008 or 2007. See Note 4 of Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

        As of April 30, 2008, we had cash and cash equivalents of $36.1 million as compared to $34.0 million at April 30, 2007 and $35.7 million as of April 30, 2006. Additionally, we had $14.4 million of short-term investments as of April 30, 2008 compared to $100.5 million of short-term investments as of April 30, 2007 and $100.3 million as of April 30, 2006. At April 30, 2008, we also had $15.1 million of auction rate securities which had been classified as long-term investments, consistent with the maturities of the securities underlying the auction rate instruments, due to uncertainty as to when they may settle. The decline in our cash and investment balances is in large part due to the $41.0 million used to repurchase our common stock in the second quarter of fiscal 2008, $18.7 million of cash used by operations due to our operating losses during fiscal 2008 and the final $3.8 million payment under Jasomi purchase agreement.

        As of April 30, 2008, all of our short-term and long-term investments were held in corporate note and asset backed auction rate securities. The long-term investments are tied to auction rate securities that failed to settle at auction during fiscal 2008, for which there appears to be no near-term market. Although these securities would normally be classified as short-term, as they typically settle every 28 days, they have been reclassified to long-term pending them settling at auction. We have continued to classify some of our auction rate securities as short-term, as we believe we have the ability and intent to successfully sell these securities within twelve months. As of June 30, 2008, we had successfully sold 23% ($7.8 million) of the auction rate securities held as of April 30, 2008, without incurring any losses, and continued to hold $26.4 million of auction rate securities. At the time of our initial investment and through the date of filing of this Annual Report, all of our auction rate securities remain AA and AAA rated. Should we be unsuccessful in migrating to more stable short-term investments or should the issuers not refinance the auction rate securities, we could be faced with longer term liquidity issues, which could impact our ability to fund operations beyond the next twelve to eighteen months and could impact our ability to execute on strategic acquisition opportunities.

        We have a $2 million line of credit facility with our bank, which expires in July 2009. There were no amounts outstanding under the line of credit and we were in compliance with all the financial covenants as of April 30, 2008.

        Since our initial public offering in June 1999, we have satisfied the majority of our liquidity requirements through cash flow generated from operations since our initial public offering, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

  Net Cash flows from Operating Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2008	2007	2006	2008	2007
	in thousands
Net Cash Provided by (Used in) Operating Activities	$(18,643)	$2,475	$14,485	$(21,118)	$(12,010)

        Our cash flow from operations generally follows our trend in net income (loss) of $(94.7) million, 5.3 million, and $(0.9) million for fiscal 2008, 2007 and 2006, respectively, although the fiscal 2008 loss was impacted by large non-cash adjustments related to SFAS 123R compensation, unrealized losses on investment securities, the impairment charges related to our goodwill and other intangible assets and the allowance against our deferred tax assets, which totaled $72.1 million. The use of cash by operations in fiscal 2008 was largely due to the decline in our business, while still maintaining an infrastructure to support our historical revenue levels. The other operating factor that impacted the use of cash by operations was a $2.1 million reduction in our accounts payable and accrued expenses. Further impacting our cash flows from operations was a decline in deferred revenue of $2.2 million due to our having received cash payments in fiscal 2007 for transactions for which we recognized revenue in the current period. Partially offsetting these operating uses of cash were cash inflows due to a $5.0 million reduction in our outstanding accounts receivable balance due to collection of prior sales and the reduced level of current year sales.

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

        Our accounts receivable days sales outstanding at April 30, 2008 was approximately 62 days compared to 48 days at April 30, 2007.

        We expect to see continued modest levels of negative cash flows from operations in the coming year based on expected continued softness in revenue resulting in operating losses. However, we expect the level of negative cash flows from operations to decline from the levels realized in fiscal 2008 as we begin to realize the savings from our reduction in force and as we continue to work down our inventory levels.

  Net Cash flows from Investing Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2008	2007	2006	2008	20076
	$s in thousands
Net Cash Provided by (Used in) Investing Activities	$60,134	$(5,973)	$(16,760)	$66,107	$10,787

        The change in cash flows from investing activities over the years is due to a few key events. In fiscal 2008, we generated $60.1 million of cash primarily as a result of net maturities of $66.3 million of short-term investments, a large part of the proceeds of which was used to repurchase common stock. This in-flow of cash was partially offset by paying $3.8 million to Jasomi's former non-employee investors for principal and interest under the second tranche of the convertible notes issued in the Jasomi acquisition. The payment of the notes held by employee-shareholders is included in cash flow from operating activities. Additionally impacting cash flows from investing activities was the purchase of $2.3 million of equipment, primarily to support our development of the Packet Voice Processor.

        In fiscal 2007 and 2006, we used $2.7 million and $12.6 million of cash, respectively, related to the acquisition of Jasomi (See Note 5 of Notes to the Consolidated Financial Statements) and $3.7 million and $2.6 million for the purchase of equipment in those years, respectively.

        We plan to continue to invest in capital assets related to new product features and to support our efforts to sell our VoIP products.

  Cash flows from Financing Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2008	2007	2006	2008	2007
	$s in thousands
Net Cash Provided by (Used in) Financing Activities	$(39,434)	$1,865	$1,201	$(41,299)	$664

        The cash flow used in financing activities in fiscal 2008 was largely due to the repurchase of over 7 million shares of our common stock. The cost of the repurchase totaled $41.0 million. This use of cash was partially offset by funds received from stock option exercises. We repurchased no common stock in fiscal 2007 or 2006. The limited cash flow from financing activities in fiscal 2007 and 2006 was due to the limited level of option activity during those years largely due to a large portion of the options being out-of-the-money or only marginally in-the-money due to the decline in our stock price.

  Stock Repurchase Programs

        On June 13, 2007, our Board of Directors authorized the repurchase of up to $60 million of common stock under a stock repurchase program. On August 29, 2007, we filed a tender offer to repurchase up to 9,100,000 shares, or approximately $50.0 million worth, of our common stock. In the second quarter of fiscal 2008, we completed the repurchase of 7,410,824 shares of our common stock for an aggregate cost of $41.0 million. The repurchased shares were immediately retired and the aggregate price of the retired shares was reflected as a reduction to stockholders' equity. The purchase price of the shares was allocated between the components of stockholders' equity in accordance with the guidance in Accounting Principles Board Opinion No. 6, "Status of Accounting Research Bulletins."

  Commitments

        We have no material commitments other than obligations under operating leases, particularly our facility lease, and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We currently occupy approximately 61,000 square feet of space in the two buildings that form our Mountain View, California headquarters. In September 2005, we renegotiated our Mountain View, California lease, which extended the lease term through July 31, 2011 and reduced the rent cost.

        Our contractual commitments as of April 30, 2008, by year in which they become due, are as follows:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years
Operating leases	$3,485	$1,057	$2,152	$276	$—
Purchase commitments	3,123	3,123	—	—	—

Total	$6,608	$4,180	$2,152	$276	$—

        We believe that we will be able to satisfy our cash requirements for at least the next twelve to eighteen months from our existing cash and short-term investments and our $2.0 million operating line of credit with our bank. The ability to fund our operations beyond the next twelve to eighteen months will depend on the overall demand of telecommunications providers for new capital equipment and our ability to access funds invested in auction rate securities (see risk factor in Item 1A related to auction rate securities). Should we continue to experience significantly reduced levels of customer demand for our products compared to historical levels of purchases, we could need to find additional sources of cash during the latter part of fiscal 2009 or be forced to further reduce our spending levels to protect our cash reserves.

Off-Balance Sheet Arrangements

        As of April 30, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303 of SEC Regulation S-K.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of April 30, 2008 and 2007, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempted to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

        Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities which prior to the fourth quarter of fiscal 2008 management has been able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments. Those securities with maturities of greater than one year, including auction rate securities that failed to settle and which based on their nature do not appear likely to settle in the near term, are classified as long-term investments. Short and long-term investments consist primarily of auction rate securities in asset backed securities and corporate notes. Our investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Consolidated Balance Sheets at fair value. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale took place. In fiscal 2008, 2007 and 2006, we realized no gains or losses on our investments, but we did recognize an impairment charge of $4.2 million on certain of our auction rate securities that failed to settle and have recorded an additional $0.6 million of unrealized losses on the remaining auction rate securities as a component of accumulated other comprehensive loss.

        Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to settle, are reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of April 30, 2008, we held two auction rate securities totaling $10.0 million of par value, which continue to be rated AA, but failed to settle at auctions since the second quarter of fiscal 2008 and eight additional auction rate securities with a par value of $24.3 million which failed to settle since the fourth quarter of fiscal 2008. While we continue to earn interest on these investments at the maximum contractual rate, the fair value of certain of these auction rate securities no longer approximates par value. Accordingly, we have recorded these investments at a fair value of $29.5 million. Due to the prolonged nature of the decline in the value of the two auction rate securities that have failed to settle since the second quarter of fiscal 2008 and no clear indication of when they might settle, we determined that the unrealized loss was no longer temporary. Therefore, we recognized $4.2 million of impairment charge in the fourth quarter of fiscal 2008 on these two auction rate securities. We believe that the $0.6 million decline in value that we have experienced in the remaining auction rate securities as of April 30, 2008, is a temporary event and has been accounted for as an unrealized loss in accumulated other comprehensive loss. We have concluded that no other-than-temporary impairment losses occurred for the auction rate securities that began to fail to settle in fourth quarter of fiscal 2008 because we believe that the decline in fair value is due to general market conditions, these investments are of high credit quality, and we have the intent and ability to hold these investments until the anticipated recovery in fair value occurs. We will continue to analyze our auction rate securities each reporting period for impairment and may be required to recognize an impairment charge in the statement of operations if the decline in fair value is determined to be other than temporary. The fair value of these securities has been estimated by management based on assumptions that market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions.

        Our investment securities are not leveraged. Due to the short-term nature of our investments, they are not subject to significant fluctuations in their fair value due to changes in interest rates. As such, the recorded fair value of the investments at April, 2008, and 2007 approximates the fair value after assuming a hypothetical shift in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over the remaining life of the investments, which shifts are representative of the historical movements in the Federal Funds Rate. 100 BPS equals 1%.

        The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of April 30, 2008 and 2007 (in thousands). Carrying value approximates fair value.

	April 30, 2008		April 30, 2007
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$36,131	2.61%	$34,074	4.19%
Short-term investments	14,400	4.15%	100,465	5.25%
Long-term investments	15,130	4.50%	—

Total	$65,661	3.38%	$134,539	4.98%

        In fiscal 2008, our return on our cash and cash equivalents ranged from 1.0% to 5.3% and our average return for the year was 3.3% while our return on short-term investments ranged from 4.1% to 5.4% and our average return for the year was 4.9%. The return on our long-term investments ranged from 4.1% to 6.0% and our average return for the year was 4.9%.

        To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign invoices are paid in currencies other than the U.S. dollar, we consider our foreign exchange risk to be immaterial to our consolidated financial position, results of operations or cash flows.

Item 8—Financial Statements and Supplementary Data

DITECH NETWORKS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER DATA

Page
Consolidated Financial Statements of Ditech Networks, Inc.
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets	55
Consolidated Statements of Operations	56
Consolidated Statements of Stockholders' Equity	57
Consolidated Statements of Cash Flows	58
Notes to Consolidated Financial Statements	59
Supplementary Financial Data
Selected Quarterly Financial Data (unaudited)	86
Financial Statement Schedules
Schedule II Valuation and Qualifying Accounts	86

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ditech Networks, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ditech Networks, Inc. and its subsidiaries at April 30, 2008 and April 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the Consolidated Financial Statements, effective May 1, 2006, the Company changed its method of accounting for stock-based compensation.

        As discussed in Note 11 to the Consolidated Financial Statements, effective May 1, 2007, the Company changed its method for accounting for uncertain tax positions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
July 10, 2008

DITECH NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	April 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$36,131	$34,074
Short-term investments	14,400	100,465
Accounts receivable, net of allowance for doubtful accounts of $315 and $373 at April 30, 2008 and 2007, respectively	5,294	10,324
Inventories	13,692	13,353
Deferred income taxes	—	5,936
Other current assets	665	1,262

Total current assets	70,182	165,414
Long-term investments	15,130	—
Property and equipment, net	5,493	5,781
Goodwill	—	12,637
Purchased intangibles, net	139	2,394
Deferred income taxes	—	39,892
Other assets	186	266

Total assets	$91,130	$226,384

LIABILITIES
Current liabilities:
Accounts payable	$2,130	$2,659
Accrued and other liabilities	5,070	7,148
Deferred revenue	1,274	3,424
Income taxes payable	229	803

Total current liabilities	8,703	14,034

Long term accrued expenses	377	405
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value: 5,000 shares authorized and none issued and outstanding at April 30, 2008 and 2007	—	—
Common stock, $0.001 par value: 200,000 shares authorized and 26,090 and 33,044 shares issued and outstanding at April 30, 2008 and 2007, respectively	26	32
Additional paid-in capital	263,254	298,279
Accumulated deficit	(180,650)	(86,366)
Accumulated other comprehensive loss	(580)	—

Total stockholders' equity	82,050	211,945

Total liabilities and stockholders' equity	$91,130	$226,384

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended April 30,
	2008	2007	2006
Revenue
Product revenue	$28,904	$76,964	$54,449
Service revenue	6,185	7,040	456

Total revenue	35,089	84,004	54,905

Cost of goods sold(1)
Cost of product revenue	18,542	25,915	16,044
Cost of service revenue	1,053	1,225	324

Total cost of goods sold	19,595	27,140	16,368

Gross profit	15,494	56,864	38,537

Operating expenses:
Sales and marketing(1)	19,103	24,496	18,233
Research and development(1)	17,881	20,835	17,884
General and administrative(1)	9,285	8,534	6,568
Amortization of purchased intangible assets	985	985	821
Impairment of goodwill and other purchased intangibles	17,693	—	—
In-process research and development	—	—	700

Total operating expenses	64,947	54,850	44,206

Income (loss) from continuing operations	(49,453)	2,014	(5,669)

Other income (expense):
Interest income	4,837	6,707	4,551
Other expense, net	(4,161)	(18)	(29)

Total other income	676	6,689	4,522

Income (loss) from continuing operations before provision for income taxes	(48,777)	8,703	(1,147)
Provision for income taxes	45,876	3,385	262

Income (loss) from continuing operations	(94,653)	5,318	(1,409)
Discontinued operations:
Gain on disposition	—	—	887
Income tax expense from gain on disposition	—	—	361

Income from discontinued operations	—	—	526

Net income (loss)	$(94,653)	$5,318	$(883)

Per share data
Basic
Net income (loss) from continuing operations	$(3.29)	$0.16	$(0.04)
Net income from discontinued operations	—	—	0.01

Net income (loss)	$(3.29)	$0.16	$(0.03)

Diluted
Net income (loss) from continuing operations	$(3.29)	$0.16	$(0.04)
Net income from discontinued operations	—	—	0.01

Net income (loss)	$(3.29)	$0.16	$(0.03)

Number of shares used in per share calculations:
Basic	28,805	32,579	32,119

Diluted	28,805	34,020	32,119

(1)
Employee stock-based compensation expense was as follows for the periods:

Cost of Sales	$380	$370	$—
Sales and marketing	1,618	2,714	256
Research and development	1,127	1,951	619
General and administrative	1,274	1,124	—

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit	Deferred Stock Compensation
	Shares	Amount					Total
Balances, April 30, 2005	31,998	$32	$288,080	$(90,801)	$—	$(46)	$197,265
Issuance of common stock under employee stock plans	256	—	1,201	—	—	—	1,201
Assumed unvested options in Jasomi acquisition	—	—	689	—	(689)	—	—
Assumed vested options in Jasomi acquisition	—	—	483	—	—	—	483
Restricted stock issued	121	—	2,552	—	(2,552)	—	—
Amortization of stock-based compensation	—	—	(37)	—	912	—	875
Reversal of deferred compensation due to terminations	—	—	(192)	—	192	—	—
Tax benefit from exercise of stock options	—	—	190	—	—	—	190
Reclassification of deferred tax asset	—	—	(593)	—	—	—	(593)
Comprehensive loss:
Unrealized gain on available for sale investment securities	—	—	—	—	—	43	43
Net loss	—	—	—	(883)	—	—	(883)

Total comprehensive loss							(840)

Balances, April 30, 2006	32,375	32	292,373	(91,684)	(2,137)	(3)	198,581
Issuance of common stock under employee stock plans	376	—	1,865	—	—	—	1,865
Restricted stock issued	293	—	—	—	—	—	—
Reclassification upon adoption of FAS123R	—	—	(2,137)	—	2,137	—	—
Stock-based compensation expense under FAS123R	—	—	6,178	—	—	—	6,178
Comprehensive income:
Unrealized gain on available for sale investment securities	—	—	—	—	—	3	3
Net income	—	—	—	5,318	—	—	5,318

Total comprehensive income							5,321

Balances, April 30, 2007	33,044	32	298,279	(86,366)	—	—	211,945
Cumulative effect of adjustment related to adoption of FIN 48	—	—	—	369	—	—	369

Adjusted balances. April 30, 2007	33,044	32	298,279	(85,997)	—	—	212,314
Issuance of common stock under employee stock plans	447	1	1,572	—	—	—	1,573
Restricted stock issued	10	—	—	—	—	—	—
Repurchase of common stock	(7,411)	(7)	(40,996)	—	—	—	(41,003)
Stock-based compensation expense under FAS123R	—	—	4,399	—	—	—	4,399
Comprehensive loss:
Unrealized loss on available for sale investment securities	—	—	—	—	—	(580)	(580)
Net loss	—	—	—	(94,653)	—	—	(94,653)

Total comprehensive loss							(95,233)

Balances, April 30, 2008	26,090	$26	$263,254	$(180,650)	$—	$(580)	$82,050

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended April 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(94,653)	$5,318	$(883)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash effect of discontinued operations	—	—	(526)
Depreciation and amortization	2,530	2,716	3,509
Provision for doubtful accounts	—	67	(38)
Loss on disposal of property and equipment	125	—	22
Tax benefit from exercise of stock options	—	—	190
Deferred income taxes	45,827	2,947	1,161
Amortization of deferred stock compensation	—	—	875
Stock-based compensation expense	4,399	6,159	—
Payment of employee-investor portion of convertible debentures	(610)	(408)	—
Amortization of purchased intangibles	985	985	821
Amortization of employee-investor portion of convertible debentures	50	364	—
Amortization of Jasomi contingent consideration	—	—	604
In-process research and development	—	—	700
Impairment of goodwill and other purchased intangibles	17,694	—	—
Impairment on investment securities	4,148	—	—
Other	—	—	95
Changes in assets and liabilities:
Accounts receivable	5,030	(5,115)	4,546
Inventories	(339)	(5,013)	(2,586)
Other current assets	597	684	(1,086)
Income taxes	(205)	332	(1,115)
Accounts payable	(529)	1,083	(1,086)
Accrued and other liabilities	(1,542)	(117)	(1,355)
Deferred revenue	(2,150)	(7,527)	10,637

Net cash provided by (used in) operating activities	(18,643)	2,475	14,485

Cash flows from investing activities:
Purchases of property and equipment	(2,295)	(3,689)	(2,555)
Purchase of available for sale investments	(16,586)	(49,200)	(50,300)
Sales and maturities of available for sale investments	82,801	49,060	48,777
Proceeds from sale of discontinued optical business	—	698	—
Acquisition of Jasomi, net of cash received	(3,786)	(2,724)	(12,636)
Additions to other assets	—	(118)	(46)

Net cash provided by (used in) investing activities	60,134	(5,973)	(16,760)

Cash flows from financing activities:
Repurchase of common stock	(41,006)	—	—
Proceeds from employee stock plan issuances	1,572	1,865	1,201

Net cash provided by (used in) financing activities	(39,434)	1,865	1,201

Net increase (decrease) in cash and cash equivalents	2,057	(1,633)	(1,074)
Cash and cash equivalents, beginning of year	34,074	35,707	36,781

Cash and cash equivalents, end of year	$36,131	$34,074	$35,707

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND NATURE OF BUSINESS

        Ditech Networks, Inc. (the "Company" or "Ditech") designs, develops and markets telecommunications equipment for use in wireline, wireless, satellite and IP telecommunications networks. The Company's products enhance and monitor voice quality and provide security in the delivery of voice services. The Company has established a direct sales force that sells its products in the U.S. and internationally. In addition, the Company is expanding its use of value added resellers and distributors in an effort to broaden its sales channels, and this expanded use of value added resellers and distributors has occurred primarily in the Company's international markets.

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

  Revenue Recognition

        The Company generally recognizes product revenue, including shipping charges, when: persuasive evidence of a definitive agreement exists; shipment to the customer has occurred; title and all risks and rewards of ownership have passed to the customer; acceptance terms, if any have been fulfilled; no significant contractual obligations remain outstanding; the fee is fixed or determinable; and collection is reasonably assured. Revenue associated with service contracts is deferred and recognized ratably over the term of the contract.

        In the event that a shipment transaction does not meet all of the criteria for revenue recognition it is recorded as deferred revenue in the Consolidated Balance Sheet. To the extent that the Company has received cash for some or all of a given deferred revenue transaction, the Company reports it in the Consolidated Balance Sheet as deferred revenue. However, to the extent that the Company has not collected cash related to the deferred revenue transaction, the Company reflects the deferred revenue as a reduction in the corresponding account receivable balance.

        The Company records transaction-based taxes including, but not limited to, sales, use, value added, and excise taxes, on a net basis in its consolidated statements of operations.

  Cost of Goods Sold

        Cost of goods sold is comprised primarily of material, labor including stock-based compensation, overhead, shipping costs, warranty and inventory write-downs.

  Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the trends in customers' payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer's inability to pay. Accounts are considered delinquent or past due, if they have not been paid within the terms provided on the invoice. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.

  Warranties

        The Company currently offers a hardware warranty on all of its products with terms generally ranging from two to five years and software warranty with terms generally ranging from ninety days to one year. The warranty generally provides that the Company will repair or replace any defective product and provide software bug fixes within the warranty period. A provision for the estimated future cost of warranty is made at the time product revenue is recognized, based on the Company's experience and expectations of future conditions.

  Research and Development

        Research and development costs include salaries and salary-related expenses, outside consulting, facilities, consumable materials and allocated corporate costs, which are expensed as incurred.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. Management believes that the financial institutions in which it maintains deposits are financially sound and, accordingly, minimal credit risk exists with respect to these deposits. Substantially all of the Company's cash and cash equivalents are held by four major U.S. financial institutions.

  Investments

        Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year, and auction rate securities which management typically has settled on 7, 28 or 35 day auction cycles, are considered short-term investments. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities that failed to settle during fiscal 2008, for which conditions leading to their failure to auction create uncertainty that they will settle in the near-term. Short- and long-term investments consist primarily of corporate notes and asset backed securities, which are rated AA or higher. The Company's investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the Consolidated Balance Sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. In fiscal 2008, the Company realized no gains or losses on its investments.

        The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and the extent to which the fair value has been below cost-basis, the financial condition of the issuer and our ability to hold the investment for a period of time, which may be sufficient for anticipated recovery of the market value. To the extent that the historical cost of the available for sale security exceeds the estimated fair market value, and the decline in value is deemed to be other-than-temporary, an impairment charge is recorded in the Consolidated Statement of Operations.

  Fair Value of Financial Investments

        Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, are considered to approximate fair value based on their short time to maturity.

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

  Goodwill

        The Company's methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi Networks, Inc. ("Jasomi") was based on established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Goodwill is not amortized.

  Impairment of Long-lived Assets

        The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances arise, the Company assesses the recoverability of its long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of the assets in question, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Following the criteria of SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" and SFAS 142 "Goodwill and Other Intangible Assets", the Company views itself as having a single operating segment and reporting unit and consequently has evaluated its goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company's quoted share price from NASDAQ is the basis for measurement of that fair value, as the Company's market capitalization based on share price best represents the amount at which the Company could be bought or sold in a current transaction between willing parties. Since the first quarter of fiscal 2008, the Company has experienced a decline in its stock price and therefore its market capitalization, due in large part to the recent decline in the Company's operating results. As a result of the continued depressed state of the Company's stock price and uncertainty as to when its stock price will return to levels sufficient to justify the recovery of its recorded goodwill, the Company undertook an interim impairment review in the third quarter of fiscal 2008. As a result of the review, the Company determined that the entire goodwill balance of $16.4 million attributable to the Jasomi acquisition was impaired and accordingly recorded an impairment charge for this amount.

        The Company evaluates the recoverability of its amortizable purchased intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. Measurement of an impairment loss for long-lived assets that the Company expects to hold and use is based on the difference between the fair value and carrying value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The Company performed an interim review of its purchased intangibles and other long-lived assets as of January 31, 2008, which review did not indicate any impairment of these assets. The Company updated the interim review as of April 30, 2008. Due to events that transpired in the fourth quarter of fiscal 2008, including but not limited to a competitor's introduction of a new competitive product that appears to have created a sudden shift in demand away from the legacy Jasomi products, the Company determined that an impairment had occurred and accordingly recorded a $1.3 million impairment loss in fiscal 2008. The impairment charge was based on a comparison of the carrying amounts of the assets to their estimated fair values. The Company estimated the fair value of the assets based on the discounted value of estimated future cash flows over the estimated remaining life of the assets using a discount rate of 19%.

  Certain Risks and Concentrations

        The Company's products are concentrated in the telecommunications equipment industry, which is highly competitive and rapidly changing. Revenue from the Company's products is concentrated with a relatively limited number of customers. One customer accounted for 35%, 64% and 79% of revenue in fiscal 2008, 2007 and 2006, respectively. The second largest customer in fiscal 2008, a domestic VoIP customer, accounted for 12% of revenue in fiscal 2008 and less than 1% of revenue in fiscal 2007. The second largest customer in fiscal 2007 and 2006, an international customer, accounted for 14% and 3% of net revenue, respectively, but only 11% of revenue in fiscal 2008. Net revenue from customers outside the United States, which was primarily denominated in U.S. dollars, was 37%, 29%, and 13% in fiscal 2008, 2007 and 2006, respectively. The Company's gross accounts receivable were concentrated with three customers at April 30, 2008 (representing 46%, 16% and 13% of receivables) and two customers at April 30, 2007 (representing 34% and 27% of receivables). The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on the expected collectibility of accounts receivable.

        A significant component of one of the Company's products is purchased from a sole supplier. If the Company were unable to obtain the component at prices reasonable to the Company, it would experience delays in redesigning the product to function with a component from an alternative supplier. The Company relies on two manufacturers for the assembly of the majority of the Company's products. The Company may experience delays if it were to shift production to an alternative supplier.

  Income Taxes

        The provision for income tax comprises the Company's current tax liability and the change in deferred tax assets and liabilities. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company regularly examines factors that could impact the realization of such deferred tax assets (e.g. ongoing operating losses or limitation to net operating loss and research credit utilization as a result of changes of ownership pursuant to Internal Revenue Code Section 382). In the fourth quarter of fiscal 2008, the Company determined that factors existed that raised sufficient doubt as to the recovery of its recorded deferred tax assets and therefore established a full valuation allowance against its deferred tax assets totaling $59.1 million.

        The Company's income tax calculations are based on application of the respective U.S. federal, state or foreign tax laws. The Company's tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based on its estimates of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Consolidated Statement of Operations.

  Foreign Currency Translation

        The functional currency of all of the Company's foreign subsidiaries is the U.S. dollar. Translation adjustments resulting from remeasuring the foreign currency denominated financial statements of subsidiaries into the U.S. dollar are included in operations. Gains or losses resulting from transactions denominated in currency other than the functional currency are recorded in net income (loss).

  Comprehensive Income (Loss)

        Comprehensive income (loss) for fiscal 2008, 2007 and 2006 was ($95.2) million, $5.3 million, and ($840,000) and included the impact of unrealized gains and losses on available for sale investment securities, net of tax.

  Computation of Income (Loss) per Share

        Basic net income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted net income per share is calculated based on the weighted average number of shares of common stock and potentially dilutive securities outstanding, including the dilutive effect of stock options, using the treasury stock method, and common stock subject to repurchase. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Also included in diluted shares for the year ended April 30, 2007 is the weighted average effect of the potential conversion to common stock of $4.0 million of convertible notes issued as part of the Jasomi Networks, Inc. ("Jasomi") acquisition. As of April 30, 2007, these notes could have either matured or converted into the Company's common stock at the election of the holder. At April 30, 2007, the notes potentially converted into a maximum of 447,000 shares of common stock (See also Note 5). Diluted loss per share for the years ended April 30, 2008 and 2006 is calculated excluding the effects of all potentially dilutive securities, as their effect would be anti-dilutive.

        A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Years Ended April 30,
	2008	2007	2006
Historical net income (loss):
Income (loss) from continuing operations	$(94,653)	$5,318	$(1,409)
Income (loss) from discontinued operations	—	—	526

Net income (loss)	$(94,653)	$5,318	$(883)

Basic income (loss) per share:
Weighted average shares of common stock outstanding	28,805	32,579	32,121
Less stock subject to repurchase	—	—	(2)

Shares used in calculation of basic per share	28,805	32,579	32,119

Income (loss) from continuing operations	$(3.29)	$0.16	$(0.04)
Income from discontinued operations	—	—	0.01

Net income (loss) per share	$(3.29)	$0.16	$(0.03)

Diluted income (loss) per share:
Shares used in calculation of basic per share	28,805	32,579	32,117
Shares subject to repurchase	—	—	2
Dilutive effect of stock plans	—	994	—
Dilutive effect of convertible debentures	—	447	—

Shares used in calculation of diluted per share	28,805	34,020	32,119

Income (loss) from continuing operations	$(3.29)	$0.16	$(0.04)
Income from discontinued operations	—	—	0.01

Net income (loss) per share	$(3.29)	$0.16	$(0.03)

        The computation of diluted net income (loss) per share excluded the following number of shares underlying options, as their effect was anti-dilutive: 6,772,000 shares in fiscal 2008, 3,752,000 shares in fiscal 2007 and 1,521,000 shares in fiscal 2006. Included in the fiscal 2006 anti-dilutive shares are the weighted average effects of the potential conversion to common stock of $7.0 million of convertible notes issued as part of the Jasomi acquisition that could have either matured or converted into Ditech common stock at the election of the holder. As of April 30, 2006, the notes potentially converted into a maximum of 782,139 shares of common stock (See also Note 5).

  Accounting for Stock-Based Compensation

        On May 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, ("SFAS 123R") which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock, restricted stock units ("RSUs") and employee stock purchases under the Company's Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in conjunction with its adoption of SFAS 123R.

        The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of the Company's fiscal year 2007. The Company's Consolidated Financial Statements as of and for the years ended April 30, 2008 and 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for periods prior to fiscal 2007 have not been restated to reflect, and do not include, the impact of SFAS 123R.

        SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock based awards under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statement of Operations.

        Stock-based compensation expense recognized in the Company's Consolidated Statements of Operations for the years ended April 30, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach, to the straight-line single-option approach. Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

        Prior to the adoption of SFAS 123R, the Company accounted for grants of equity instruments to employees using the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and complied with the disclosure provisions of SFAS 123. Accordingly, compensation cost for stock options recorded in the Company's Consolidated Statement of Operations was measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee was required to pay to acquire the stock and was recognized over the vesting period of the related shares. The Company recorded $3.2 million of deferred stock-based compensation expense associated with unvested stock options assumed as part of the Company's acquisition of Jasomi and a restricted stock plan offered to former Jasomi employees hired by the Company. In fiscal 2006, the Company recorded $875,000 of stock-based compensation expense related to the assumed unvested stock options and restricted stock plan.

        Stock-based compensation expense recognized during the year ended April 30, 2008 totaled approximately $4.4 million. Stock-based compensation expense during fiscal 2007 totaled approximately $6.2 million ($3.9 million net of taxes), or approximately a $0.12 per share decrease to basic and diluted net income per common share, and consisted of stock option, restricted stock unit and restricted stock expense. A contra-equity balance of $2.1 million in "Deferred stock compensation" on the Consolidated Balance Sheet was reversed, upon the adoption of SFAS 123R, to "Additional paid-in capital" as of May 1, 2006.

        Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-15, Classification in the Statement of Cash Flows of the Income

Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

        If the Company had applied the fair value recognition provisions of SFAS 123, the Company's net income (loss) for the year ended April 30, 2006 would have been adjusted to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

Year ended April 30, 2006
Net loss as reported	$(883)
Add: Stock-based compensation expense included in reported net loss, net of applicable tax effects	518
Deduct: Stock-based compensation determined under the fair value method for all stock awards, net of applicable taxes	(5,640)

Pro forma net loss	$(6,005)

Basic net loss per share:
As reported	$(0.03)

Pro forma	$(0.19)

Diluted net loss per share:
As reported	$(0.03)

Pro forma	$(0.19)

  Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13", which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, "Accounting for Leases". In February 2008, the FASB also issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or discounted at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS 157 will have on its results of operations, financial position and cash flows, upon adoption beginning in fiscal 2009.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FAS 115 ("SFAS 159"). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS 159 will have on its results of operations, financial position and cash flows, upon adoption in fiscal 2009.

        In December 2007, the FASB issued SFAS 141R, Business Combinations ("SFAS 141R"), replacing SFAS 141, "Business Combinations". SFAS 141R revises existing accounting guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets, liabilities, any noncontrolling interests, and the goodwill acquired. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will impact the accounting for business combinations completed by the Company on or after adoption in fiscal 2010.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Since the Company does not have any subsidiaries with noncontrolling interests, the Company does not expect this statement will have a material impact on its financial condition, results of operations and cash flows upon adoption in fiscal 2010.

        In May 2008, the FASB issued Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion." APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently evaluating the impact of the adoption of this position could have on its financial condition, results of operations and cash flows.

3.     BALANCE SHEET ACCOUNTS

        Inventories:    Inventories comprised (in thousands):

	April 30,
	2008	2007
Raw Materials	$716	$1,626
Work in process	27	—
Finished Goods	12,949	11,727

Total	$13,692	$13,353

        In fiscal 2008, the Company recorded a provision for excess inventory totaling $5.1 million due to decline in sales during fiscal 2008 and expectations about revenue levels in fiscal 2009. In fiscal 2008, 2007 and 2006, the Company sold $0, $337,000 and $634,000, respectively, of previously written-down inventory at approximately net book values.

        Investments:    The following table summarizes the Company's investments as of April 30, 2008 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes	$10,725	$—	$(580)	$10,145
Asset backed securities	23,533	—	(4,148)	19,385

Total	$34,258	$—	$(4,728)	$29,530

        The following table summarizes the Company's investments as of April 30, 2007 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes	$86,490	$—	$—	$86,490
Asset backed securities	13,975	—	—	$13,975

Total	$100,465	$—	$—	$100,465

        Included in corporate notes and asset backed securities are auction rate securities with a par value of $34.3 million and $39.8 million at April 30, 2008 and 2007, respectively. For the years ended April 30, 2008, 2007 and 2006, no gains or losses were realized on the sale of short-term and long-term investments. As of April 30, 2008 and 2007, net unrealized holding losses of $580,000 and $0 were included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets, net of any related tax effect and an "other than temporary" impairment of $4.2 million was recognized in the Consolidated Statement of Operations in fiscal 2008 for two auction rate instruments that have failed to settle at auction since the second quarter of fiscal 2008 and no impairment charges were recognized in fiscal 2007. Subsequent to April 30, 2008, the ratings of the bond issuers, AMBAC and MBIA, were downgraded, which had an impact on certain of the Company's auction rate securities' ratings. These events did not have a material impact on the Company's valuation of these securities as of April 30, 2008.

        Auction rate securities, which have failed to settle at auction and for which management does not have a clear near-term exit strategy are included in long-term investments based on uncertainty as to when they will next settle and on the term of the security underlying the auction rate security. Otherwise they are included in the less than one year category. These securities are variable rate debt instruments, which bear interest rates that reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years and are primarily issued by municipalities. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. At April 30, 2008, $15.1 million of auction rate securities were classified as long-term investments, consistent with the maturities of the securities underlying the auction rate instruments, due to uncertainty as to when they may settle.

        Property and Equipment:    Property and equipment comprised (in thousands):

	April 30,
	2008	2007
Furniture and fixtures	$1,686	$1,904
Equipment	13,850	14,223
Leasehold improvements	1,509	1,634
Computer software	3,983	4,828

	21,028	22,589
Less: accumulated depreciation and amortization	(15,535)	(16,808)

Total	$5,493	$5,781

        Accrued and Other Liabilities:    Accrued and other liabilities comprised (in thousands):

	April 30,
	2008	2007
Accrued employee related	$2,708	$4,837
Accrued warranty	550	754
Accrued professional fees	485	307
Accrued restructuring costs	240	—
Other accrued expenses	1,087	1,250

Total	$5,070	$7,148

        Warranty Accrual.    The Company provides for future warranty costs upon shipment of its products. The specific terms and conditions of those warranties may vary depending on the product sold, the customer and the country in which it does business. However, the Company's hardware warranties generally start from the shipment date and continue for a period of two to five years while the software warranty is generally ninety days to one year.

        Because the Company's products are manufactured to a standardized specification and products are internally tested to these specifications prior to shipment, the Company historically has experienced minimal warranty costs. Factors that affect the Company's warranty liability include the number of installed units, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability, if necessary. In fiscal 2007, the Company reversed approximately $395,000 due to the favorable resolution of a potential recall of a defective component in one of the Company's older products sold to a past customer. In fiscal 2008, the adjustment to warranty accrual reflected improved warranty history for the Company's products over the last year.

        Changes in the warranty accrual, which is included as a component of "Accrued and other liabilities" on the Consolidated Balance Sheet, were as follows (in thousands):

	Year ended April 30,
	2008	2007
Balance as of the beginning of the fiscal period	$754	$1,157
Provision for warranties issued during the fiscal period	83	103
Warranty costs incurred during the fiscal period	(69)	(111)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	(218)	(395)

Balance as of the end of the fiscal period	$550	$754

        Reduction in Force.    In the second quarter of fiscal 2008, the Company undertook a reduction in force in an effort to streamline its operations and reduce costs. The reduction in the workforce totaled approximately 23% of the workforce and the closure of its research and development operations in Canada. As a result of these actions, the Company recorded a charge of approximately $1.3 million attributable to severance benefits and costs associated with the closure of the Canadian office, including $250,000 attributable to the loss on abandonment of the Canadian facility lease and losses on assets abandoned at that location, including but not limited to leasehold improvements, all of which cost have been incurred in fiscal 2008 and the related accrual has been fully utilized. The balance of the $1.3 million charge, or approximately $1.0 million, was attributable to severance and related benefits, of which amount $914,000 had been paid as of April 30, 2008, with the balance relating to the outplacement services and severance packages, which should be paid no later than in the first half of fiscal 2009. All individuals impacted by the reduction in headcount were notified of the termination of their employment as of October 31, 2007.

4.     DISCONTINUED OPERATIONS

        On July 16, 2003, the Company completed the primary step in the planned exit of its optical communications business through the sale of a large portion of the assets of its optical communications business to JDSU, pursuant to an Asset Purchase Agreement (the "Purchase Agreement"). The assets sold consisted primarily of inventory, certain specified optical-related equipment and intellectual property rights. As a result of exiting the optical business, the Company's Consolidated Statements of Operations reflect the optical business as a discontinued operation for all periods presented.

        In June 2006, the Company completed the final elements of its exit of the optical business. First, the Company came to a mutual settlement and release with JDSU whereby JDSU paid Ditech $718,000. The Company had recorded receivables of $534,000 such that the net gain from the settlement was $184,000. As part of the settlement, JDSU additionally released the Company from its warranty obligation, which resulted in the release of $514,000 of its warranty accrual. In addition, in June 2006, the Company completed the closure of its final international optical operations and, as a result, reversed its remaining $189,000 of reserves related to contingencies associated with the closure of those operations. Net of $361,000 of tax expense, the transactions resulted in a $526,000 gain from disposal of the Company's discontinued operations. As the resolution of these contingencies occurred before the Company filed its annual report for fiscal 2006, they were reflected as a subsequent event in the fiscal 2006 financial statements.

        The following table shows the components of the gain from the disposal of the Company's discontinued operations (in thousands):

Year ended April 30, 2006
Proceeds from sale	$184
Less: Net book value of assets sold	—
Transaction costs	—

Gain on sale	184
Costs to exit remainder of optical business	(703)

Income from disposition	887
Income tax expense (benefit)	361

Net income (loss) from disposition	$526

5.     BUSINESS COMBINATION

        On June 30, 2005, the Company acquired privately-held Jasomi Networks, Inc. ("Jasomi"). Jasomi developed and sold session border controllers, which enables VoIP calls to traverse the network address translation (NAT) and protects networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. The combination of Ditech's Packet Voice Processor and Jasomi's session border control technology may enable Ditech to provide a comprehensive solution to VoIP carriers' border service needs.

        The acquisition consideration paid totaled $14.8 million and included a cash payment of $10.4 million that was paid at closing, an additional $2.0 million in cash that was placed in escrow, with the remainder consisting of the assumption of vested stock options, acquisition costs and net liabilities assumed. The escrowed cash was to be available to satisfy any claims for indemnification that Ditech may make for certain breaches of representations, warranties and covenants set forth in the acquisition agreements. Upon the second anniversary of the acquisition, the full $2.0 million was release from escrow and remitted to the Jasomi shareholders. In addition, further acquisition consideration not yet recorded included $7.0 million in non-transferable convertible notes, divided into two tranches with principal amounts of $3.0 million and $4.0 million, respectively. As the holders of the notes did not elect to covert any of the balances on their maturities, the Company paid the $3.0 million on the first anniversary of the acquisition and the $4.0 million on the second anniversary. Both tranches were paid along with accrued interest at the rate of 5%. As the payment of these convertible notes was contingent on the retention of a specified number of designated employees. In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), the Company did not record the $7.0 million as acquisition consideration related to these note until they were paid, as at the closing date of the acquisition the Company believed the retention of the designated employees was not assured beyond a reasonable doubt. The portion of the notes that was issued to employee-stockholders, totaling $947,000, plus interest was amortized as compensation expense over the life of each note. In fiscal 2008, 2007 and 2006, the Company recorded $50,000, $364,000 and $604,000, respectively, of compensation expense related to the notes.

        Ditech also (1) assumed Jasomi unvested stock options outstanding on the date of the closing, which converted into options to buy 112,343 shares of the Company's common stock, and (2) issued to Jasomi employees restricted stock and restricted stock units for an aggregate of 393,212 shares of the Company's common stock. The intrinsic value of the unvested options assumed and restricted shares granted to Jasomi employees were initially recorded as deferred stock-based compensation and were being amortized as compensation expense over the remaining respective vesting periods. Upon adoption of SFAS 123R on May 1, 2006, the unamortized deferred compensation balance was reversed against additional paid-in capital. The restricted stock has a three year vesting schedule while the unvested options assumed typically have a ten year term and a four year vesting period. In fiscal 2006, the Company recognized $875,000 of compensation expense related to assumed but unvested options and the restricted stock plan.

        The 78,768 vested stock options assumed, at an intrinsic value of $483,000, were recorded as part of the purchase consideration.

        The Company allocated the purchase price to in-process research and development ("in-process R&D"), goodwill and identified intangibles through established valuation techniques in the high-technology communications equipment industry. In-process R&D was expensed at the time of the acquisition because technological feasibility was not established and no future alternative use existed.

        In valuing in-process R&D, cash flow projections were based on estimates from Ditech and Jasomi management and from various public, financial and industry sources. The Company expected net revenue to grow through calendar 2008 and decline thereafter based on the rate of technology changes in the industry, product life cycles and various projects' stages of development. The Company estimated cost of goods sold and operating expenses, including research and development expenses and selling, general and administrative expenses, as a percentage of revenue based on historical averages and forward-looking projections. The Company also included in the projections estimated costs to bring projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated (also referred to as "maintenance" research and development). The Company based tax expense on statutory Federal and California tax rates.

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

6.     GOODWILL AND PURCHASED INTANGIBLES

        The carrying value of intangible assets acquired in the Jasomi business combination is as follows (in thousands):

	April 30, 2008
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(2,054)	$(763)	$83
Customer relationships	1,100	(624)	(429)	47
Trade name and trademarks	200	(113)	(78)	9
Goodwill	16,423	—	(16,423)	—

Total	$20,623	$(2,791)	$(17,693)	$139

	April 30, 2007
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(1,330)	$—	$1,570
Customer relationships	1,100	(403)	—	697
Trade name and trademarks	200	(73)	—	127
Goodwill	12,637	—	—	12,637

Total	$16,837	$(1,806)	$—	$15,031

        In fiscal 2008 and 2007, the goodwill attributable to the Jasomi acquisition increased by $3.8 million and $2.7 million, respectively. The increases were associated with the payment of the convertible notes payable. In fiscal 2008, the Company recorded an impairment loss of $16.4 million against the full recorded goodwill balance and a $1.3 million impairment loss against the other purchased intangible assets associated with the Jasomi acquisition.

        In fiscal 2008, 2007 and 2006, the Company recorded $985,000, $985,000 and $821,000, respectively, of amortization of Jasomi acquisition-related intangible assets.

        Estimated future amortization expense of purchased intangible assets as of April 30, 2008 is as follows (in thousands):

Years ending April 30,
2009	$97
2010	38
2011	4
2012 and thereafter	—

$139

        Other intangible assets included as a component of Other Assets, comprised (in thousands):

	April 30, 2008			April 30, 2007
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Software licenses	$3,359	$(3,359)	$—	$3,359	$(3,287)	$72

        Amortization expense related to software licenses was $72,000, $287,000 and $761,000 in fiscal 2008, 2007 and 2006, respectively.

7.     COMMITMENTS AND CONTINGENCIES

  Leases

        The Company leases its principal office facilities in Mountain View, California under a non-cancelable operating lease expiring on July 31, 2011. As part of the extension of the Mountain View, California lease term in September 2005, the landlord provided $442,000 for tenant improvements. This amount was recorded in accrued and other liabilities and is being amortized over the remaining term of the lease as a reduction in rent expense. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. The Company also has less significant operating leases on other offices and certain office equipment.

        At April 30, 2008, future minimum payments under the leases are as follows (in thousands):

Years ending April 30,
2009	$1,057
2010	1,058
2011	1,094
2012	276
Thereafter	—

$3,485

        Rent expense under all leases for the years ended April 30, 2008, 2007 and 2006, was $1.6 million, $1.5 million and $1.6 million, respectively.

  Credit Facility

        In July 2007, the Company renewed its $2.0 million operating line of credit with its bank. The renewed line of credit, which expires on July 31, 2008, carries the same basic terms as the original line of credit and financial covenants related to minimum effective tangible net worth and cash and cash equivalent and short-term investment balances. Advances under the line bear interest at the rate of prime plus 0.25%. As of April 30, 2008, the Company had no borrowings outstanding under the line of credit and was in compliance with the financial covenants.

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

  Legal Proceedings

        Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech's stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning

VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel, seeking monetary damages. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006. The defendants moved to dismiss the complaint, and by order dated August 10, 2006, the court granted the defendants' motion and dismissed the complaint with leave to amend. The plaintiffs filed their Second Amended Complaint on September 11, 2006. The defendants again moved to dismiss, and by order dated March 22, 2007, the court dismissed the Second Amended Complaint with leave to amend. The plaintiffs filed their Third Amended Complaint on April 23, 2007. On May 14, 2007, the defendants again moved to dismiss. By order dated October 11, 2007, the court dismissed the third amended complaint with prejudice. On November 8, 2007, plaintiffs filed a notice of appeal to the Ninth U.S. Circuit Court of Appeals. The appeal has been fully briefed. No date for oral argument of the appeal has been set.

        On August 23, 2006, August 25, 2006 and November 3, 2006, three actions were filed in United States District Court for the Northern District of California (Case Nos. C06-05157, C06-05242, and C06-6877) purportedly as derivative actions on behalf of the Company against certain of the Company's current and former officers and directors alleging that between 1999 and 2001 certain stock option grants were backdated; that these options were not properly accounted for; and that as a result false and misleading financial statements were filed. These three actions have been consolidated under case number C06-05157. On December 1, 2006, a fourth derivative complaint making similar allegations against many of the same defendants was filed in California Superior Court for the County of Santa Clara (Case No.106-CV-075695). On April 19, 2007, the California Superior Court granted the Company's motion to stay the state court action pending the outcome of the federal consolidated actions.

        The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, the Company moved to dismiss the amended complaint based on plaintiffs' failure to make a demand on the board before bringing suit. On the same d ay, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants' motion to dismiss without prejudice. On September 21, 2007, plaintiffs filed a second amended complaint. On November 30, 2007, the Company moved to dismiss the complaint for failure to make a demand on the board of directors and for lack of standing. On the same day, the individual defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. A hearing on these motions was held on February 8, 2008. On March 26, 2008, the Court granted the individual defendants' motion to dismiss without prejudice, ordering plaintiffs to file any amended complaint by April 25, 2008. Plaintiffs did not file an amended complaint. On April 25, 2008, plaintiffs purported to make a shareholder demand on Ditech's board of directors, demanding that Ditech's board investigate and remedy the alleged stock option manipulation and insider trading. On May 12, 2008, defendants filed a motion for dismissal with prejudice based, in part, on plaintiffs' failure to comply with the Court's March 26, 2008 Order. That motion is set for hearing on August 1, 2008.

        These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.

        The Company cannot predict the outcome of the lawsuits at this time and has hence made no provisions for potential losses from these lawsuits.

8.     SALE OF ECHO CANCELLATION TECHNOLOGY

        On April 16, 2002, the Company sold its echo cancellation and voice enhancement software technology, the associated product licenses and all of the related assets to Texas Instruments for an aggregate price of $26.8 million. In connection with the sale, Ditech received, at no cost, a license from Texas Instruments and Telogy Networks, Inc., a wholly owned subsidiary of Texas Instruments, to use the existing echo cancellation and voice enhancement software and any enhancements in Ditech's products for a period of four years. A value of $3.0 million was assigned to this four year license period, which value was amortized to cost of goods sold over the four year term ending in April 2006. After the initial four-year royalty-free period ending in April 2006, the Company (1) extended the royalty-free period for certain legacy digital signal processors ("DSPs") purchased from TI through December 31, 2007 primarily to support Ditech's remaining warranty obligation for its end-of-life products and (2) negotiated new pricing based on the purchase of DSP bundled with the echo software for the Company's current products.

9.     PREFERRED STOCK

        Ditech is authorized to issue, from time to time, in one or more series, 5,000,000 shares of preferred stock at a $0.001 par value. The Board of Directors may determine the rights, preferences, privileges and restrictions granted or imposed upon any series of preferred stock. As of April 30, 2008, no preferred stock was outstanding.

        In March 2001, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan designed to enable Ditech stockholders to realize the full value of their investment and to provide for fair and equal treatment for all Ditech stockholders in the event that an unsolicited attempt is made to acquire Ditech. Under the Plan, stockholders will receive one right to purchase one-thousandth of a share of newly designated Series A Junior Participating Preferred Stock of Ditech at an initial exercise price of $75.00 for each outstanding share of Ditech common stock held at the close of business on April 16, 2001 or issued thereafter. The rights expire on March 25, 2011.

10.   STOCKHOLDERS' EQUITY

Employee Equity Plans

  Employee Stock Purchase Plan

        In March and April 1999, the Board adopted, and the stockholders approved, the Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which an aggregate of 1,816,666 shares of common stock have been reserved as of April 30, 2008. Employees who participate in the one-year offering period can have up to 15% of their earnings withheld for the purchase of up to a maximum of 700 shares per six-month purchase period pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of common stock on specified dates determined by the Board. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering or end date of the purchase period. In fiscal 2008, 2007 and 2006, 144,398, 159,361 and 131,665 shares, respectively, were purchased under the Purchase Plan. As of April 30, 2008, 323,959 shares remain available for issuance under the Purchase Plan.

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

        During fiscal 2000, the Company adopted two non-statutory stock option plans, the 1999 Non-Officer Equity Incentive Plan and the 2000 Non-Qualified Stock Plan, under which a total of 1,350,000 shares were reserved for issuance. The terms of non-statutory options granted under these plans are substantially consistent with non-statutory options granted under the 1997 and 1998 plans. Shares issued through early option exercises are subject to the Company's right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of April 30, 2008, no shares were subject to repurchase.

        On July 25, 2000, the Company purchased the net assets of Atmosphere Networks, and assumed all outstanding stock options that had been granted under the Atmosphere Networks 1997 Stock Plan (the "Atmosphere Plan"). The option shares under the Atmosphere Plan were converted into 122,236 options to purchase the Company's common stock. The calculation of the conversion of option shares was determined using the approximate fair market values of the Atmosphere Networks and the Company's common stock prices within a one-week period up to the date of the acquisition. After July 25, 2000, no new options are permitted to be granted under the Atmosphere Plan. The options granted under this plan are substantially consistent with the terms of options granted under the Company's stock option plans.

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

        On June 30, 2005, the Company acquired Jasomi and assumed all outstanding stock options that had been granted under the Jasomi Networks 2001 Stock Plan (the "Jasomi Plan"). The options under the Jasomi Plan were converted into 191,111 options to purchase the Company's common stock. The calculation of the conversion of options was determined using the approximate fair market values of the Jasomi and the Company's common stock prices within a one-week period up to the date of the acquisition. After June 30, 2005, no new options are permitted to be granted under the Jasomi Plan. The options granted under this plan are substantially consistent with the terms of options granted under the Company's stock option plans.

        In connection with the acquisition of Jasomi on June 30, 2005, the Board of Directors adopted the 2005 New Recruit Stock Plan. This plan allows for up to 500,000 shares of restricted stock and restricted stock units to be granted to newly hired employees. The Jasomi Canada employees hired by the Company received shares with a vesting schedule of 1/3 of the shares vesting on the first anniversary of the acquisition date, and the remaining vesting in eight (8) successive equal quarterly installments over the two (2)-year period measured from the first anniversary of the closing date. As of April 30, 2008, 219,071 shares remain available for issuance under the 2005 New Recruit Stock Plan.

        In November 2005, the Board also adopted the 2005 New Recruit Stock Option Plan. A total of 200,000 shares were approved for issuance as non-qualified stock options to new hired employees only. The terms of the plan are substantially consistent with the non-qualified stock options granted under the Company's other stock option plans, except that the plan does not allow the early exercise of stock options. In February 2006, another 300,000 shares were approved and added to the reserve in connection with the hiring of the new vice president of worldwide sales. As of April 30, 2008, 500,000 shares have been reserved under the plan.

        In September 2006, the Board of Directors amended the 2000 Non-Qualified Stock Plan and re-named it the 2006 Equity Incentive Plan, reserving an additional 2,000,000 shares. As a result of the increase, a total of 7,000,000 shares have been reserved under this plan as of April 30, 2008. The terms of non-statutory options granted under this plan are substantially consistent with non-statutory options granted under the 2000 plan. However, the new plan allows for the grant of other types of equity awards, including restricted stock and restricted stock units. Restricted stock and restricted stock units generally vest over four years with 25% vesting after the first year and the remaining shares vesting ratably every six months thereafter.

        All options under the option plans described above have a ten-year term.

  Directors Stock Option Plan

        In March 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan. Under this stock option plan an aggregate of 650,000 shares have been reserved as of April 30, 2008. Options granted under the plan have a 5-year term. Currently, one-time initial automatic grants of 35,000 shares each are made upon a director's initial appointment and are subject to annual vesting over a four-year period. Annual automatic grants of 10,000 shares each are made on the date of each annual meeting of stockholders to each incumbent director (provided they have served as a director for at least six months) and are fully vested at the grant date.

        Activity under the stock plans referenced above was as follows (in thousands, except life and exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price
Balances, April 30, 2005	2,408	4,802	$9.04
Reservation of shares	1,000
Restricted stock and restricted stock units issued	(369)
Assumed outstanding options	—	191	$0.36
Options granted	(2,272)	2,272	$6.97
Options exercised	—	(125)	$3.24
Options forfeited	119	(130)	$9.79
Options expired	82	(82)	$31.09

Balances, April 30, 2006	968	6,928	$7.95
Reservation of shares	2,000
Restricted stock and restricted stock units issued	(292)
Restricted stock and restricted stock units forfeited	74
Options granted	(837)	837	$7.41
Options exercised	—	(217)	$4.33
Options forfeited	258	(258)	$8.55
Options expired	267	(267)	$10.08

Balances, April 30, 2007	2,438	7,023	$7.90
Restricted stock and restricted stock units issued	(53)
Restricted stock and restricted stock units forfeited	140
Options granted	(1,743)	1,743	$4.08
Options exercised	—	(303)	$3.12
Options forfeited	891	(896)	$7.17
Options expired	507	(507)	$9.63

Balances, April 30, 2008	2,180	7,060	$7.13

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

        The aggregate intrinsic value of stock options exercised in fiscal 2008, 2007 and 2006 was $554,000, $791,000 and $608,000, respectively.

        The summary of options vested and exercisable at April 30, 2008 comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	6,702	$7.26	$176	4.45
Options exercisable	5,098	$8.01	$170	3.08

        The summary of unvested restricted stock awards for fiscal 2008 comprised (in thousands, except life):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2007	227	$7.27
Restricted stock issued	41	$6.17
Restricted stock vested	(56)	$7.18
Restricted stock forfeited	(88)	$7.22

Nonvested restricted stock, April 30, 2008	124	$6.98

        The aggregate intrinsic value of vested and expected to vest restricted stock units, which had a weighted average remaining contractual term of 0.8 years, was $49,000 at April 30, 2008. No restricted stock units were exercisable as of April 30, 2008. For the years ended April 30, 2008 and 2007, the total fair value of shares vested was $3.1 million and $0.5 million, respectively.

        As of April 30, 2008, approximately $6.0 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs is expected to be recognized over a weighted-average period of 2.8 years for options and 2.6 years for restricted stock and restricted stock units.

        The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation in fiscal 2008 and 2007 under SFAS 123R and for proforma disclosures under SFAS 123 in fiscal 2006 for options granted and for employee stock purchases under the ESPP during these periods are as follows:

	Years ended April 30,
	2008	2007	2006
Stock options:
Dividend yield(1)	—	—	—
Volatility factor(2)	0.62	0.69	0.82
Risk-free interest rate(3)	3.4%	4.5%	4.1%
Expected life (years)(4)	4.3	4.9	4.0
Weighted average fair value of options granted during the period	$2.11	$4.48	$4.22
Employee stock purchase plan:(5)
Dividend yield(1)	—	—	—
Volatility factor(2)	.53	.46	0.93
Risk-free interest rate(3)	3.3%	5.0%	4.5%
Expected life (years)(4)	.97	.71	0.50
Weighted average fair value of employee stock purchases during the period	$1.25	$2.24	$3.14
Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$6.17	$7.37	$6.49

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

Stock Repurchase Program

        On June 13, 2007, the Company announced that its Board of Directors had authorized a $60 million stock repurchase program, a portion of which was to be accomplished in a Dutch Auction Tender Offer. On August 29, 2007, the Company filed a tender offer to repurchase up to 9,100,000 shares, or approximately $50.0 million worth, of the Company's common stock. In the second quarter of fiscal 2008, the Company completed the repurchase of 7,410,824 shares of its common stock for an aggregate cost of $41.0 million. The shares repurchased by the Company were immediately retired and the aggregate price of the retired shares was reflected as a reduction to stockholders' equity. There is no expiration date with respect to the remainder of the stock repurchase program.

        The aggregate purchase price of the shares of the Company's common stock repurchased was reflected as a reduction to stockholders' equity. In accordance with Accounting Principles Board Opinion No. 6, "Status of Accounting Research Bulletins," the Company allocated the purchase price of the repurchased shares as an increase in accumulated deficit and a reduction in common stock and additional paid-in capital.

11.   INCOME TAXES

        The provision for income taxes reflected in the Consolidated Statements of Operations for the years ended April 30:

	2008	2007	2006
	in thousands
Current:
Federal	$—	$315	$4
State	(12)	119	(1,171)
Foreign	61	4	71

Total Current	$49	$438	$(1,096)

Deferred:
Federal	$37,958	$2,854	$168
State	7,869	93	1,190

Total Deferred	45,827	2,947	1,358

Total	$45,876	$3,385	$262

        The components of the Company's deferred tax assets consisted of:

	April 30,
	2008	2007
	in thousands
Deferred tax assets (liabilities):
Uniform capitalization	$3,124	$1,728
Depreciation	219	385
Inventory reserves	3,428	1,341
Other reserves and accruals	3,276	1,474
Stock-based compensation under SFAS 123R	3,402	2,171
Purchased technology, goodwill and other intangibles	1,604	1,117
Tax credits	10,458	9,894
Net operating losses	33,563	27,718

Total deferred tax assets	59,074	45,828
Valuation allowance	(59,074)	—

Net deferred tax assets	$—	$45,828

        Due to continued losses from operations and uncertainty as to the magnitude and timing of future operating profits, the Company recorded a full valuation allowance against its deferred tax assets in fiscal 2008. As of April 30, 2007, the Company had no valuation allowance against its deferred tax assets.

        As of April 30, 2008, the Company has federal and state tax net operating loss carryforwards of approximately $88.4 million and $69.8 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2016, and the state net operating loss carry forwards will begin to expire in fiscal 2012. As of April 30, 2008, the Company had federal and state tax credit carryforwards of approximately $6.9 million and $5.2 million, respectively.

        The Company's effective tax rate differs from the U.S. federal statutory income tax rate for the years ended April 30, principally due to the following:

	2008	2007	2006
Tax provision at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.4	6.0	5.7
Non-deductible in-process R&D and other acquisition related amortization	—	—	(46.3)
Other permanent differences	0.3	4.3	(7.1)
Correction of California R&D tax credit error	—	—	(100.3)
True-up adjustments to deferred tax assets	—	—	(11.4)
Reversal of reserves associated with California R&D tax credit position	—	—	101.5
Research Credit	1.6	(11.1)
Impairment of goodwill	(13.3)
Valuation allowance	(121.2)	—	—
Other	(0.9)	4.7	—

Effective tax rate	(94.1)%	38.9%	(22.9)%

        The tax provision for fiscal 2008 resulted in an effective tax rate of (94%). The effective rate for the year was adversely impacted by the non-deductible impairment charge related to goodwill and other purchased intangible assets of $17.7 million and the establishment of a full valuation allowance of $59.1 million against the Company's deferred tax assets.

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

        The tax provision for fiscal 2006 resulted in an effective tax rate of (23%). The effective tax rate for the year was adversely affected by non-deductible Jasomi acquisition-related charges, including the Company's inability to deduct for tax purposes (1) in-process R&D related to the acquisition of Jasomi and (2) convertible debenture amortization, and the correction of a $1.1 million error in the balance of a deferred tax asset related to a California R&D tax credit. The error originated in the second quarter of fiscal 2005 at the time the Company released its valuation allowance on deferred tax assets and was corrected in the fourth quarter of fiscal 2006. After conducting a thorough analytical review on materiality, which was brought to the attention of and discussed with the audit committee, management believed that such amounts are not material to previously reported financial statements. Those items were partially offset by the reversal of $1.2 million of reserves on deferred tax assets primarily associated with a California R&D tax credit position under audit by California's Franchise Tax Board. In April 2006, the Company reached an agreement with the Franchise Tax Board regarding its tax credit positions and consequently revised associated reserves. The agreement did not result in the assessment of additional tax.

        The Company's income taxes payable for federal, state, and foreign purposes have been reduced by the tax benefits from employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. The net tax benefits from employee stock option transactions were $0.2 million for fiscal 2006, and were reflected as an increase to additional paid-in capital in the Consolidated Balance Sheet only for 2006. The Company did not record a benefit to the Consolidated Statements of Shareholders' Equity for fiscal 2008 and 2007 as a result of electing to use FAS 109 ordering with respect to reduction to the current tax provision. Accordingly, the net operating losses carryforward from pre-2007 years were utilized first to offset the current taxes payable prior to the impact of current year tax benefits from employee stock options.

        Effective May 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, "Accounting for Income Taxes", and requires additional disclosures about uncertain tax positions. Under FIN 48, the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more-likely-than-not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative affect of adopting FIN 48 at May 1, 2007 was a decrease in the liability for uncertain tax positions and the opening accumulated deficit balance of $369,000.

        The following is a roll forward of the Company's total gross unrecognized tax benefits for fiscal 2008 (in thousands)

Balance as of May 1, 2007	$270,983
Tax positions related to current year:
Additions for tax positions related to R&D credits	174,612
Additions for Foreign Taxes	146,405
Tax positions related to prior year:
Reductions for tax positions related to State Taxes	(43,264)
Reductions for tax positions related to Foreign Taxes	(25,340)

Balance as of April 30, 2008	$523,396

        The unrecognized tax benefits of $523,000 include $141,000 of uncertain tax positions that would impact the Company's effective tax rate if recognized. In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. Interest and penalties included in the statement of operations related to uncertain tax positions is immaterial for the fiscal year ended April 30, 2008. The Company does not anticipate that the amount of liability for uncertain tax positions existing at April 30, 2008 will change significantly within the next 12 months.

        The Company files income tax returns in the U.S. and various foreign jurisdictions. Most U.S. and foreign jurisdictions have 3 to 10 year periods during which the appropriate taxing authorities may commence an audit. The examination of the Company's U.S. federal tax filings for fiscal 2004 and 2005 was completed in the fourth quarter of fiscal 2008 with no material findings and the Company is beginning a review with one of the state jurisdiction in which it operates for the fiscal 2005 filing. The Company is not currently under examination by any other state or foreign jurisdictions.

12.   REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

        The Company currently operates in a single segment, voice quality products.

        The Company's revenue from external customers by geographic region, based on shipment destination, was as follows (in thousands):

	Years Ending April 30,
	2008	2007	2006
USA	$22,268	$59,806	$47,992
Asia Pacific	3,883	960	983
Canada	3,365	2,233	2,056
Latin America	872	4,905	595
Middle East/Africa	3,807	15,329	1,519
Europe	894	771	1,760

Total	$35,089	$84,004	$54,905

        The Company's long lived assets by geographic region were as follows (in thousands):

	As of April 30,
	2008	2007
USA	$5,484	$5,379
Canada	—	395
Rest of World	9	7

Total	$5,493	$5,781

13.   PROFIT SHARING PLAN

        The Company maintains a 401(k) profit sharing plan for all eligible employees. Employees may contribute to the Plan based on statutory limits. Any Company contributions are at the discretion of the Board of Directors. The Company made contributions to the Plan during fiscal 2008, 2007, and 2006 of $57,000, $68,000 and $58,000, respectively.

14.   SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended April 30,
	2008	2007	2006
	in thousands
Operating:
Interest paid	$—	$—	$—
Income taxes paid	549	93	191

15.   SUBSEQUENT EVENTS

        On June 10, 2008, the Company extended its $2.0 million line of credit with its bank until July 31, 2009. The extended line of credit carries substantially the same terms and conditions as the existing line of credit.

SUPPLEMENTARY FINANCIAL DATA (unaudited)

	Fiscal 2008				Fiscal 2007
	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$14,022	$6,637	$6,684	$7,746	$21,619	$21,098	$22,078	$19,209
Gross profit	$9,339	$2,226	$3,718	$211	$15,063	$14,283	$14,102	$13,416
Net income (loss)	$(1,003)	$(5,413)	$(19,670)	$(68,567)	$1,523	$1,071	$2,007	$717
Basic per share data
Net income (loss)	$(0.03)	$(0.18)	$(0.76)	$(2.64)	$0.05	$0.03	$0.06	$0.02
Diluted per share data
Net income (loss)	$(0.03)	$(0.18)	$(0.76)	$(2.64)	$0.04	$0.03	$0.06	$0.02

(1)
The third quarter of fiscal 2008 includes an impairment charge of $16.4 million against the goodwill recorded as part of the Jasomi acquisition.

(2)
The fourth quarter of fiscal 2008 includes an impairment charge of $1.3 million against the purchased intangibles recorded as part of the Jasomi acquisition, a $4.2 million impairment charge for an other than temporary decline in the value of two auction rate securities, a $4.8 million write-down of excess inventory and a $59.1 million valuation allowance against the full value of the recorded deferred tax assets.

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended April 30, 2006
Allowance for doubtful accounts	$344	$28	$(66)	$306
Year ended April 30, 2007
Allowance for doubtful accounts	$306	$80	$(13)	$373
Year ended April 30, 2008
Allowance for doubtful accounts	$373	$—	$(58)	$315
Deferred tax asset valuation allowance(1)	$—	$59,073	$—	$59,073

(1)
Based on the level of recent financial losses and projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was no longer more likely than not that certain of its deferred tax assets were expected to be realized and therefore established a valuation allowance on deferred tax assets in fiscal 2008 totaling $59.1 million.

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

Disclosure Controls and Procedures

        Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of April 30, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of April 30, 2008, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Ditech. Under supervision and with the participation of our management, including Todd Simpson, our principal executive officer, and William Tamblyn, our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management has concluded that, as of April 30, 2008, our internal control over financial reporting was effective based on these criteria.

        The effectiveness of our internal control over financial reporting as of April 30, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included at the beginning of Item 8 herein.

Change in Internal Control over Financial Reporting

        There has been no change in internal control over financial reporting in the quarter ended April 30, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T)—Controls and Procedures

        Not applicable.

Item 9B—Other Information

        None.

Part III

Item 10—Directors, Executive Officers and Corporate Governance

        Directors.    Information concerning our Directors, including with respect to procedures by which security holders may recommend nominees to our Board of Directors and with respect to the composition of our Audit Committee, is incorporated herein by reference to the section entitled "Proposal 1—Election of Directors" contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than August 28, 2008 in connection with the solicitation of proxies for the Company's 2008 Annual Meeting of Stockholders (the "Proxy Statement").

        Executive Officers.    Information concerning our Executive Officers is set forth under the section entitled "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

        Section 16(a) Beneficial Ownership Reporting Compliance.    Information concerning compliance with Section 16(a) of the Securities Act of 1934 is set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement and is incorporated herein by reference.

        Code of Business Conduct and Ethics.    The information required by this Item with respect to our code of conduct and ethics is incorporated herein by reference from the section captioned "Proposal 1—Election of Directors—Code of Business Conduct and Ethics" contained in the Proxy Statement.

Item 11—Executive Compensation

        The information required by this Item is set forth in the Proxy Statement under the captions "Executive Compensation and Related Information," including under "Compensation Discussion and Analysis," "Compensation of Directors" and "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report." Such information is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item with respect to security ownership of beneficial owners and management is set forth in the Proxy Statement under the caption, "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides certain information with respect to all of our equity compensation plans and grants made outside of any plans in effect as of April 30, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(c)
Equity Compensation Plans Approved by Security Holders(1)	6,370,627	$7.01	1,739,777
Equity Compensation Plans Not Approved by Security Holders(2)	708,526	$8.23	762,560

Total	7,079,153	$7.13	2,502,337

(1)
Consists of Ditech's 2006 Equity Incentive Plan, 1999 Employee Stock Purchase Plan, 1999 Non-Employee Directors' Stock Option Plan, 1998 Stock Option Plan, and 1997 Stock Option Plan. With respect to the 1999 Employee Stock Purchase Plan, 323,959 shares available for issuance are included in column (c) in the reserve. Excluded are 125,205 shares of unvested Restricted Stock Awards. No amounts with respect to the 1999 Employee Stock Purchase Plan are included in columns (a) or (b).

(2)
Consists of Ditech's 1999 Non-Officer Equity Incentive Plan, the 2005 New Recruit Stock Plan, and the 2005 New Recruit Stock Option Plan, and options assumed in connection with the Atmosphere Networks, Inc. acquisition in July 2000 (623 shares) and the Jasomi acquisition in June of 2005 (56,906 shares). Stockholder approval was not required for the assumption of such options. Excluded are 17,905 shares of unvested Restricted Stock Awards.

Description of Equity Compensation Plans Adopted Without the Approval of Stockholders

        The following equity compensation plans of Ditech were in effect as of April 30, 2008 and were adopted without the approval of our stockholders: the 1999 Non-Officer Equity Incentive Plan, the 2005 New Recruit Stock Plan, and the 2005 New Recruit Stock Option Plan.

1999 Non-officer Equity Incentive Plan

        The material features of Ditech's 1999 Non-Officer Equity Incentive Plan (the "1999 Plan") are outlined below:

General

        The 1999 Plan provides for the grant of nonstatutory stock options, stock bonuses and rights to purchase restricted stock (collectively "awards"). To date, we have granted only stock options under the 1999 Plan. An aggregate of 1,000,000 shares of Common Stock is reserved for issuance under the 1999 Plan.

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

        Award Vesting.    Awards granted under the 1999 Plan may become exercisable (in the case of options) or released from a repurchase option in favor of Ditech (in the case of stock bonuses and restricted stock purchase awards) in cumulative increments ("vest") as determined by the Board. The Board has the power to accelerate the time during which an option or a restricted stock purchase award may vest or be exercised. In addition, options granted under the 1999 Plan may permit exercise prior to vesting, but in such event the participant may be required to enter into an early exercise stock purchase agreement that allows Ditech to repurchase unvested shares, generally at their exercise price, should the participant's service terminate before vesting.

        Term.    The maximum term of options granted under the 1999 Plan is 10 years. Options under the 1999 Plan generally terminate three months after termination of the participant's service, subject to extension in certain circumstances. Ditech generally may repurchase shares that have been issued pursuant to stock bonuses or restricted stock purchase awards granted under the 1999 Plan but have not yet vested as of the date the participant terminates his or her service with Ditech.

        Effect of Certain Corporate Transactions.    In the event of (i) a dissolution or liquidation of Ditech or (ii) certain specified types of merger, consolidation or similar transactions (collectively, a "corporate transaction"), any surviving or acquiring corporation may assume options outstanding under the Option Plan or may substitute similar options. If any surviving or acquiring corporation does not assume such options or substitute similar options, then with respect to options held by optionholders whose service with Ditech or an affiliate has not terminated as of the effective date of the corporate transaction, the vesting of such options (and, if applicable, the time during which such options may be exercised) will be accelerated in full and the options will terminate if not exercised at or prior to such effective date.

2005 New Recruit Stock Plan

        In connection with our acquisition of Jasomi Networks on June 30, 2005, the Board of Directors adopted the 2005 New Recruit Stock Plan. The 2005 New Recruit Stock Plan does not require approval by our stockholders due to its qualification under the "inducement grant exception" provided by Rule 4350(i)(1)(A)(iv) of the NASD Marketplace Rules. The 2005 New Recruit Stock Plan provides for the grant of restricted stock awards and restricted stock unit awards to newly-hired employees as an inducement for those individuals to enter into an employment relationship with Ditech or its affiliates. For purposes of the 2005 New Recruit Stock Option Plan, eligible employees includes only those individuals newly hired by Ditech or its affiliates, so long as those persons either (i) were not previously employed or serving as a director of Ditech or its affiliates, or (ii) entered into an employment relationship with us following a bona fide period of non-employment. The aggregate number of shares of common stock that may be issued pursuant to restricted stock awards and restricted stock unit awards under the 2005 New Recruit Stock Plan is 500,000 shares. Jasomi Networks employees hired by

Ditech received grants of restricted stock or restricted stock units that vested with respect to 1/3 of the shares subject to their award on the first anniversary of the grant date, and with respect to the balance of the shares in a series of eight (8) successive equal quarterly installments over the two year period measured from the first anniversary of the grant date. All grants under the 2005 New Recruit Stock Plan to eligible employees must be approved either by a majority of "independent directors" within the meaning of Rule 4200 of the NASD Marketplace Rules, or by our Compensation Committee.

2005 New Recruit Stock Option Plan

        In November 2005, the Board adopted the 2005 New Recruit Stock Option Plan. The 2005 New Recruit Stock Option Plan does not require approval by our stockholders due to its qualification under the "inducement grant exception" provided by Rule 4350(i)(1)(A)(iv) of the NASD Marketplace Rules. The 2005 New Recruit Stock Option Plan provides for the grant of nonstatutory stock options to newly-hired employees as an inducement for those individuals to enter into an employment relationship with Ditech or its affiliates. For purposes of the 2005 New Recruit Stock Option Plan, eligible employees includes only those individuals newly hired by Ditech or its affiliates, so long as those persons either (i) were not previously employed or serving as a director of Ditech or its affiliates, or (ii) entered into an employment relationship with us following a bona fide period of non-employment. The aggregate number of shares of common stock that may be issued pursuant to nonstatutory stock options under the 2005 New Recruit Stock Option Plan is 500,000 shares. Such number includes the 300,000 shares added to the reserve in connection with the hiring of a new Vice President of Worldwide Sales in February 2006. All grants under the 2005 New Recruit Stock Plan to eligible employees must be approved either by a majority of "independent directors" within the meaning of Rule 4200 of the NASD Marketplace Rules, or by our Compensation Committee.

Item 13—Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item with respect to related party transactions is set forth in the Proxy Statement under the heading "Certain Relationships and Related Party Transactions." Such information is incorporated herein by reference.

        The information required by this Item with respect to the independence of our Directors is set forth in the Proxy Statement in the section entitled "Proposal 1—Election of Directors." Such information is incorporated herein by reference.

Item 14—Principal Accountant Fees and Services

        The information required by this Item is set forth in the Proxy Statement under the Proposal entitled "Ratification of Selection of Independent Registered Public Accounting Firm." Such information is incorporated herein by reference.

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

DITECH NETWORKS, INC.
July 10, 2008	By:	/s/ TODD G. SIMPSON, PHD Todd G. Simpson, PhD President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ TODD G. SIMPSON, PHD Todd G. Simpson, PhD	President, Chief Executive Officer, and Director (principal executive officer)	July 10, 2008
/s/ WILLIAM J. TAMBLYN William J. Tamblyn	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	July 10, 2008
/s/ GREGORY M. AVIS Gregory M. Avis	Director	July 10, 2008
/s/ FRANCIS A. DRAMIS, JR Francis A. Dramis, Jr.	Director	July 10, 2008
/s/ EDWIN L. HARPER Edwin L. Harper	Chairman of the Board of Directors	July 10, 2008
/s/ WILLIAM A. HASLER William A. Hasler	Director	July 10, 2008
/s/ ANDREI M. MANOLIU, PHD Andrei M. Manoliu, PhD	Director	July 10, 2008
/s/ DAVID M. SUGISHITA David M. Sugishita	Director	July 10, 2008

Exhibit Index

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech and JDSU.
2.3(29)	Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson.
3.1(4)	Restated Certificate of Incorporation of Ditech
3.2(5)	Bylaws of Ditech, as amended and restated on March 28, 2002
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(7)	Lease Agreement, dated August 18, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended January 25, 1999
10.2(7)(8)	1997 Stock Option Plan
10.3(8)(18)	1998 Amended and Restated Stock Option Plan
10.4(8)(15)	1999 Employee Stock Purchase Plan
10.5(8)(24)	1999 Non-Employee Directors' Stock Option Plan, as amended
10.6(7)(8)	Employment Agreement, dated October 3, 1997, as amended September 15, 1998, between Ditech and Timothy Montgomery
10.7(8)(14)	1999 Non-Officer Equity Incentive Plan
10.8(8)(10)	Employment Letter, dated as of September 24, 2007, between Ditech Networks, Inc. and Todd G. Simpson.
10.9(8)(11)	Employment Letter, dated as of August 16, 2007, between Ditech Networks, Inc. and Edwin Harper.
10.11(8)(20)	Jasomi Networks, Inc. 2001 Stock Plan
10.13(8)	Cash Compensation Arrangements with Executive Officers
10.14(8)	Cash Compensation Arrangements with Non-Employee Directors
10.15(8)(27)	2005 New Recruit Stock Plan
10.16(7)(8)	Form of Indemnity Agreement to be entered between Ditech and each of its current executive officers and directors
10.18(7)	Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
10.19(7)(8)	Form of option agreement under the 1997 Stock Option Plan
10.20(7)(8)	Form of option agreement under the 1998 Stock Option Plan
10.22(8)(21)	2005 New Recruit Stock Option Plan
10.23(8)(26)	Form of Stock Option Agreement under the 2005 New Recruit Stock Option Plan
10.26(3)	Second Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LLC
10.27(25)	Fourth Amendment to Lease Agreement dated July 31, 2005, between Middlefield II LLC and Ditech
10.28(8)(12)	2000 Non-Qualified Stock Option Plan
10.31(1)(9)	Software License Agreement, dated as of April 16, 2002, by and between Ditech and Telogy
10.32(9)(16)	Amendment No. 1 to Telogy Software License between Ditech Communications Corporation and Texas Instruments Incorporated, dated May 21, 2003
10.34.(8)	Severance Agreement, dated April 28, 2008, between Gary Testa and Ditech Networks, Inc.
10.35(8)(19)	Form of option agreement under the 1999 Non-Employee Directors' Stock Option Plan

10.36(8)(21)	Offer Letter, executed February 4, 2006, between Ditech and Gary Testa
10.37(28)(35)	Amendment No. 2 to TELOGY SOFTWARE LICENSE AGREEMENT between Ditech Communications Corporation and Texas Instruments Incorporated
10.38(8)(30)	2006 Equity Incentive Plan
10.39(8)(10)	Amended and Restated Change In Control Severance Benefit Plan
10.40(8)(32)	Form of Stock Option Agreement to be Used for Grants of Stock Options Under the Ditech Networks, Inc. 2006 Equity Incentive Plan
10.41(8)(33)	2006 Equity Incentive Plan Restricted Stock Award Agreement
10.42(8)(33)	2006 Equity Incentive Plan Restricted Stock Unit Award Agreement
10.43(8)(34)	Transition and Retirement Agreement, dated May 8, 2007, between Timothy K. Montgomery and Ditech Networks, Inc.
10.44(8)(22)	Amendment to Relocation Arrangement with Gary Testa, dated May 16, 2007
10.45(8)(22)	Relocation Arrangement with Todd Simpson, dated May 9, 2007
21.1	Subsidiaries of Ditech Networks, Inc.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)
Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed August 15, 2007 (Commission File No. 000-26209).

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

(10)
Incorporated by reference from the exhibit with corresponding description from Ditech's Current Report on Form 8-K (File No. 000-26209), filed September 25, 2007.

(11)
Incorporated by reference to the exhibit with the corresponding title from Ditech's Current Report on Form 8-K (File No. 000-26209), filed September 7, 2007.

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

(15)
Incorporated by reference to Appendix B to Ditech's Amendment No. 1 to Proxy Statement (Commission File No. 333-110821), filed August 9, 2006.

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

(22)
Incorporated by reference from the exhibit with corresponding number from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2007, filed July 16, 2007 (Commission File No. 000-26209).

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

(27)
Incorporated by reference to the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (Commission No. 333-126292), filed June 28, 2005.

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

(30)
Incorporated by reference from such plan filed with Ditech's Proxy Statement filed August 2, 2006 (Commission File No. 000-26209).

(32)
Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed September 21, 2006 (Commission File No. 000-26209).

(33)
Incorporated by reference from the exhibit with corresponding title from Ditech's Quarterly Report on Form 10-Q, filed March 12, 2007 (Commission File No. 000-26209).

(34)
Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed May 10, 2007 (Commission File No. 000-26209).

(35)
Confidential treatment has been requested as to a portion of this exhibit. The confidential portion of such exhibit has been omitted and filed separately with the Commission.

QuickLinks

DITECH NETWORKS, INC. FORM 10-K INDEX
Ditech Networks, Inc. Part I
  Item 1—Business
  Item 1A—Risk Factors
  Item 1B—Unresolved Staff Comments
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
  Item 8—Financial Statements and Supplementary Data
DITECH NETWORKS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER DATA
Report of Independent Registered Public Accounting Firm
DITECH NETWORKS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
DITECH NETWORKS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
DITECH NETWORKS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
DITECH NETWORKS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
DITECH NETWORKS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II Valuation and Qualifying Accounts (in thousands)
  Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A—Controls and Procedures
  Item 9A(T)—Controls and Procedures
  Item 9B—Other Information
Part III
  Item 10—Directors, Executive Officers and Corporate Governance
  Item 11—Executive Compensation
  Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
  Item 13—Certain Relationships and Related Transactions, and Director Independence
  Item 14—Principal Accountant Fees and Services
Part IV
  Item 15—Exhibits and Financial Statement Schedules
SIGNATURES
Exhibit Index