Form 10-Q
period 2008-07-31
DITECH NETWORKS INC
filed 2008-09-08
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). YES  ☐   NO  ☒

As of August 31, 2008, 26,220,301 shares of the Registrant’s common stock were outstanding.

Ditech Networks, Inc.

FORM 10-Q for the Quarter Ended July 31, 2008

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Networks, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,
	2008	2007

Revenue
Product revenue	$2,819	$12,611
Service revenue	1,713	1,411
Total revenue	4,532	14,022

Cost of goods sold
Product revenue	2,100	4,366
Service revenue	269	317
Total cost of goods sold(1)	2,369	4,683

Gross profit	2,163	9,339

Operating expenses:
Sales and marketing(1)	3,566	5,292
Research and development(1)	3,427	5,051
General and administrative(1)	2,055	2,498
Amortization of purchased intangible assets	24	246

Total operating expenses	9,072	13,087

Loss from operations	(6,909)	(3,748)
Other income (expense), net	(78)	1,646

Loss before provision for (benefit from) income taxes	(6,987)	(2,102)
Provision for (benefit from) income taxes	39	(1,099)

Net loss	$(7,026)	$(1,003)

Per share data:
Basic:
Net loss	$(0.27)	$(0.03)

Diluted:
Net loss	$(0.27)	$(0.03)

Weighted shares used in per share calculation:
Basic	26,037	32,921
Diluted	26,037	32,921

(1)           Stock-based compensation expense was as follows for the periods:

Cost of goods sold	$95	$119
Sales and marketing	143	601
Research and development	230	447
General and administrative	228	200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	July 31, 2008	April 30, 2008

Assets
Cash and cash equivalents	$39,069	$36,131
Short-term investments	9,600	14,400
Accounts receivable, net of allowance for doubtful accounts of $315 at July 31, 2008 and April 30, 2008	3,889	5,294
Inventories	13,474	13,692
Other current assets	828	665

Total current assets	66,860	70,182

Long-term investments	11,430	15,130
Property and equipment, net	5,099	5,493
Purchased intangibles, net	115	139
Other assets	186	186

Total assets	$83,690	$91,130

Liabilities and Stockholders’ Equity
Accounts payable	$1,851	$2,130
Accrued expenses	3,629	5,070
Deferred revenue	1,303	1,274
Income taxes payable	250	229
Total current liabilities	7,033	8,703

Long term accrued expenses	368	377

Commitments and contingencies (Note 8)

Common stock, $0.001 par value: 200,000 shares authorized and 26,238 and 26,090 shares issued and outstanding at July 31, 2008 and April 30, 2008, respectively	26	26
Additional paid-in capital	264,086	263,254
Accumulated deficit	(187,676)	(180,650)
Accumulated other comprehensive loss	(147)	(580)

Total stockholders’ equity	76,289	82,050

Total liabilities and stockholders’ equity	$83,690	$91,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended July 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(7,026)	$(1,003)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	614	657
Loss on disposal of property and equipment	4	—
Deferred income taxes	—	(1,098)
Stock-based compensation expense	696	1,367
Impairment loss on investments	607	—
Amortization of purchased intangibles	24	246
Payment of employee-investor portion of convertible debenture	—	(590)
Amortization of employee-investor portion of convertible debentures	—	50
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,405	2,358
Inventories	218	(4,950)
Other current assets	(163)	(288)
Income taxes	21	(470)
Accounts payable	(279)	1,179
Accrued expenses and other	(1,450)	(1,247)
Deferred revenue	29	(2,759)

Net cash used in operating activities	(5,300)	(6,548)

Cash flows from investing activities:
Purchases of property and equipment	(224)	(1,128)
Purchases of available for sale investments	—	(1,575)
Sales and maturities of available for sale investments	8,326	6,400
Acquisition of Jasomi Networks, Inc.	—	(3,786)
Investment in other assets	—	(1)

Net cash provided by (used in) investing activities	8,102	(90)

Cash flows from financing activities:
Proceeds from employee stock plan issuances	136	896

Net cash provided by financing activities	136	896

Net increase (decrease) in cash and cash equivalents	2,938	(5,742)
Cash and cash equivalents, beginning of period	36,131	34,074

Cash and cash equivalents, end of period	$39,069	$28,332

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of July 31, 2008, and for the three month periods ended July 31, 2008 and 2007, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. The April 30, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for the interim period ended July 31, 2008 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2008, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 10, 2008, file number 000-26209.

Computation of Loss per Share

Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three months ended July 31, 2008 and 2007 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.  For the three month periods ended July 31, 2008 and 2007, common stock equivalents, primarily options, totaling 6,799,000 shares and 7,090,000 shares, respectively, were excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended, July 31
	2008	2007
Net loss per share, basic and diluted:
Net loss	$(7,026)	$(1,003)

Basic:
Weighted average shares outstanding	26,137	33,142
Less restricted stock included in weighted shares outstanding subject to vesting	(100)	(221)
Weighted average shares used in calculation of basic loss per share	26,037	32,921

Net loss per share	$(0.27)	$(0.03)

Diluted:
Shares used in calculation of basic loss per share	26,037	32,921
Restricted stock included in weighted shares outstanding subject to vesting	—	—
Dilutive effect of stock plans	—	—
Dilutive effect of convertible debentures	—	—
Shares used in calculation of diluted loss per share	26,037	32,921

Net loss per share	$(0.27)	$(0.03)

Comprehensive Income (Loss)

For the three month periods ended July 31, 2008 and 2007, the comprehensive loss was $(6.6) million and $(1.0) million, respectively and included the impact of unrealized gains and losses on available for sale investments, net of tax.

Accounting for Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended July 31, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006, the date of adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by APB 25, as allowed under SFAS 123, to the straight-line single-option approach.  Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in the first quarter of fiscal 2008 and 2007. Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15,  Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option .  SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

Investments

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year, and auction rate securities which management typically has settled on 7, 28 or 35 day auction cycles, are considered short-term investments. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities that failed to settle during fiscal 2008, for which conditions leading to their failure at auction create uncertainty as to whether they will settle in the near-term. Short- and long-term investments consist of auction rates securities, which have underlying instruments that consist primarily of corporate notes and asset backed securities, and are rated AA or higher. The Company’s investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the Condensed Consolidated Balance Sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. In the first quarter of fiscal 2009 and 2008, the Company realized no gains or losses on its investments.

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and the extent to which the fair value has been below cost-basis, the financial condition of the issuer and the Company’s ability to hold the investment for a period of time, which may be sufficient for anticipated recovery of the market value. To the extent that the historical cost of the available for sale security exceeds the estimated fair market value, and the decline in value is deemed to be other-than-temporary, an impairment charge is recorded in the Condensed Consolidated Statement of Operations. In the first quarter of fiscal 2009, the Company recognized an impairment loss of $0.6 million.

Impairment of Long-lived Assets

The Company evaluates the recoverability of its long-lived assets on an annual basis in the fourth quarter, or more frequently if indicators of potential impairment arise.  The Company evaluates the recoverability of its amortizable purchased intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. Measurement of an impairment loss for long-lived assets that the Company expects to hold and use is based on the difference between the fair value and carrying value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, “Accounting for Leases”. In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or discounted at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted SFAS 157 for its financial assets effective May 1, 2008, which did not have a material impact on its results of operations, financial position or cash flows (see Note 3). The Company is currently assessing the impact that adoption of SFAS 157 for its non-financial assets and liabilities will have on its results of operations, financial position and cash flows, upon adoption in fiscal 2010.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FAS 115 (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company elected not to apply the fair value option of SFAS 159. As a result, adoption of SFAS 159 did not have a material impact on the Company’s results of operations, financial position and cash flows, upon adoption in fiscal 2009.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently evaluating the impact that adoption of this position could have on its financial condition, results of operations and cash flows, upon adoption in fiscal 2010.

3.             BALANCE SHEET ACCOUNTS

Inventories comprised (in thousands):

	July 31, 2008	April 30, 2008

Raw materials	$523	$716
Work in progress	33	27
Finished goods	12,918	12,949

Total	$13,474	$13,692

Stock-based compensation included in inventories at July 31, 2008 and April 30, 2008 was $16,000 and $17,000, respectively.

Fair Value Measurements of Financial Assets and Liabilities

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its short-term and long-term investments.

When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds; such items are classified in Level 1 of the fair value hierarchy. As of July 31, 2008 the Company held auction rate securities with a par value of $25.9 million, which are included in short and long-term investments. At July 31, 2008, there were no active markets for these auction rate securities or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2008 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds	$35,379	$35,379	$—	$—
Auction rate securities	21,030	—	—	21,030

Total assets	$56,409	$35,379	$—	$21,030

The following table presents the changes in the Level 3 fair value category for the three months ended July 31, 2008 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
			Other	Purchases, Sales,	Transfers in
	May 1,		Comprehensive	Issuances and	and/or (out)	July 31,
	2008	Earnings	Loss	(Settlements)	of Level 3	2008

Assets
Auction rate securities	$29,530	(607)	433	(8,326)	—	$21,030

Accrued expenses comprised (in thousands):

	July 31, 2008	April 30, 2008

Accrued employee related	$1,589	$2,708
Accrued warranty	628	550
Accrued professional fees	291	485
Accrued restructuring costs	82	240
Other accrued expenses	1,039	1,087

Total	$3,629	$5,070

Warranties. The Company provides for future warranty costs upon shipment of its products. The specific terms and conditions of those warranties may vary depending upon the product sold, the customer and the country in which it does business. However, the Company’s warranties generally start from the shipment date and continue for a period of two to five years for the hardware element of the Company’s products and 90 days to one year for the software element.

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands):

	Three Months Ended July 31,
	2008	2007

Balance as of April 30	$550	$754
Provision for warranties issued during fiscal period	111	16
Warranty costs incurred during fiscal period	(33)	(16)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	—	(56)

Balance as of July 31	$628	$698

4.             PURCHASED INTANGIBLES

On June 30, 2005, the Company acquired Jasomi Networks, (Jasomi”). In the first quarter of fiscal 2008, the Company paid the final $3 million tranche of the $7 million convertible note payable associated with the purchase of Jasomi. The carrying value of intangible assets acquired in the Jasomi business combination was as follows (in thousands):

	July 31, 2008
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(2,072)	$(763)	$65
Customer relationships	1,100	(629)	(429)	42
Trade name and trademarks	200	(114)	(78)	8
Total	$4,200	$(2,815)	$(1,270)	$115

	April 30, 2008
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(2,054)	$(763)	$83
Customer relationships	1,100	(624)	(429)	47
Trade name and trademarks	200	(113)	(78)	9
Total	$4,200	$(2,791)	$(1,270)	$139

In the first quarter of fiscal 2009 and 2008, the Company recorded $24,000 and $246,000, respectively, of amortization of Jasomi acquisition-related intangible assets.

Estimated future amortization expense of purchased intangible assets as of July 31, 2008 is as follows (in thousands):

Years ended April 30,

2009 (nine months)	$73
2010	38
2011	4
$115

5.             STOCKHOLDERS’ EQUITY

Employee Equity Plans

The Company utilizes a combination of Employee Stock Purchase, Stock Option and Restricted Stock plans as a means to provide equity ownership in the Company for its employees. In addition, the Company has a Non-employee Directors Stock Option Plan, In the first quarter of fiscal 2009, 63,788 shares of common stock were issued under the Employee Stock Purchase Plan (“ESPP”) and 260,171 shares remain available for issuance under that plan as of July 31, 2008.

Activity under the stock option and restricted stock plans was as follows (in thousands, except life and exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price
Balances, April 30, 2008	2,180	7,060	$7.13
Restricted stock and restricted stock units issued	(94)
Restricted stock and restricted stock units forfeited	8
Options granted	(328)	328	$2.31
Options exercised	—	(9)	$0.58
Options forfeited	59	(59)	$5.11
Options expired	692	(692)	$8.17

Balances, July 31, 2008	2,517	6,628	$6.81

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

The aggregate intrinsic value of stock options exercised in the first quarter of fiscal 2009 and 2008 was $15,000 and $289,000, respectively.

The summary of options vested and exercisable at July 31, 2008 comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	6,144	$7.01	$86	4.42
Options exercisable	4,501	$7.99	$85	3.02

The summary of unvested restricted stock awards for the first quarter of fiscal 2009 comprised (in thousands, except life):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2008	124	$6.98
Restricted stock issued	72	$2.30
Restricted stock vested	(19)	$7.31
Restricted stock forfeited	(6)	$7.46

Nonvested restricted stock, July 31, 2008	171	$4.96

The aggregate intrinsic value of vested and expected to vest restricted stock units, which had a weighted average remaining contractual term of 1.4 years, was $15,000 at July 31, 2008. For the periods ended July 31, 2008 and 2007, the total fair value of restricted shares that vested was $0.1 million and $0.2 million, respectively.

As of July 31, 2008, there was approximately $4.5 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs that is expected to be recognized over a weighted-average period of 2.6 years for options and 2.4 years for restricted stock and restricted stock units.

The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation in the first quarter of fiscal 2009 and 2008 under SFAS 123R for options granted and for employee stock purchases under the ESPP, during these periods are as follows:

	Three months ended July 31,
	2008	2007
Stock options:
Dividend yield(1)	—	—
Volatility factor(2)	0.60	0.67
Risk-free interest rate(3)	3.5%	5.0%
Expected life (years)(4)	4.6	4.8
Weighted average fair value of options granted during the period	$1.20	$4.73

Employee stock purchase plan:(5)

Dividend yield(1)	—	—
Volatility factor(2)	0.43	0.41
Risk-free interest rate(3)	2.4%	5.0%
Expected life (years)(4)	0.49	0.50
Weighted average fair value of employee stock purchases during the period	$0.63	$2.11

Restricted stock and restricted stock units:

Weighted average fair value of restricted stock and RSUs granted during the period	$2.30	$8.03

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

(4) The expected life of stock options granted under the Stock Option Plans is based on historical exercise patterns, which the Company believes are representative of future behavior. The expected life of grants under the ESPP represents the amount of time remaining in the 12-month offering window.

(5) Assumptions for the Purchase Plan relate to the most recent enrollment period. Enrollment is currently permitted in May and November of each year.

6.             BORROWING AGREEMENT

In June 2008, the Company renewed its line of credit with its bank.  The new line of credit has substantially the same terms as the prior line of credit and expires on July 31, 2009. There were no borrowings outstanding under the line of credit as of July 31, 2008 and the Company was in compliance with its financial covenants.

7.             INCOME TAXES

Effective May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The liability for uncertain tax positions, if recognized, will decrease the Company’s tax expense. The Company does not anticipate that the amount of liability for uncertain tax positions existing at July 31, 2008 will change significantly within the next 12 months.  Interest and penalties related to the liability for uncertain tax positions are included in provision for income taxes.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. Most U.S. and foreign jurisdictions have 3 to10 years of open tax years. However, all the Company’s tax years since fiscal 1998 will be open to examination by the U.S. federal and certain state tax authorities due to the Company’s overall net operating loss and/or tax credit carryforward position. The Company is currently under audit by one state jurisdiction in which it operates for its fiscal 2005 filing but is not under examination by any other tax jurisdictions.

The Company recorded a tax provision of $39,000 for the three months ended July 31, 2008 resulting in an effective tax rate of less than 1%.  The Company recorded a tax benefit of $1,099,000 for the three months ended July 31, 2007 resulting in an effective tax rate of (52)%. The effective tax rate for the three months ended July 31, 2008 reflected the effects of a full valuation allowance against the federal and state net operating loss and tax credit carryforwards created during the quarter due to uncertainty as to the recoverability of those items due to the Company’s continuing operating losses. The tax provision for the quarter ended July 31, 2008 is attributable to certain state and foreign jurisdictions in which the Company operates.

The effective tax rate for the three months ended July 31, 2007 reflected the favorable impact associated with federal and California research credits partially offset by the Company’s inability to deduct for tax purposes: (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants; and (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors.

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

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, the Company moved to dismiss the amended complaint based on plaintiffs’ failure to make a demand on the board before bringing suit. On the same day, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants’ motion to dismiss without prejudice.  Plaintiffs filed a second amended complaint on September 21, 2007.  On November 30, 2007, defendants moved to dismiss plaintiffs’ second amended complaint for failure to make a demand on the board and for failure to state a claim.  On March 26, 2008, the Court granted the individual defendants’ motion to dismiss without prejudice, requiring that plaintiffs file any amended complaint by April 25, 2008.  Plaintiffs did not file an amended complaint.  As a result, on May 12, 2008, defendants moved to dismiss plaintiffs’ action with prejudice.  The parties agreed to postpone the hearing on defendants’ motion so that they could engage in mediation.  These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.

The Company cannot predict the outcome of the lawsuits at this time and has made no provisions for potential losses from these lawsuits.

Lease Commitments

At July 31, 2008, future minimum payments under the Company’s current operating leases are as follows (in thousands):

Years ended April 30,

2009 (nine months)	773
2010	1,058
2011	1,094
2012	276

$3,201

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

9.             REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company currently operates in a single segment - voice processing products.

Geographic revenue information comprises (in thousands):

	Three months ended July 31,
	2008	2007

USA	$3,136	$11,366
Canada	94	1,352
Middle East/Africa	592	993
Rest of World	710	311

Total	$4,532	$14,022

Sales for the three months ended July 31, 2008 included three customers that represented greater than 10% of total revenue (30%, 16% and 13%).    Sales for the three months ended July 31, 2007 included two customers that represented greater than 10% of total revenue (52% and 21%).  As of July 31, 2008, the Company had three customers that represented greater than 10% of accounts receivable (29%, 23% and 13%).  At April 30, 2008, three customers represented greater than 10% of accounts receivable (46%, 16% and 13%).

The Company maintained substantially all of its property and equipment in the United States at July 31, 2008 and April 30, 2008.

10.                                          Subsequent Event

In August 2008, the Company undertook a reduction in force in an attempt to further reduce its operating expenses. The cost of the reduction in force will be recorded in the second quarter of fiscal 2009.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended April 30, 2008, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 10, 2008. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our future financial operating results, plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See “Future Growth and Operating Results Subject to Risk” at the end of this Item 2 for factors that could cause future results to differ materially.

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

We expect additional long-term opportunities for growth will occur in voice over internet protocol, or “VoIP,” based network deployments as there appears to be a growing trend of service providers transitioning from traditional circuit-switched network infrastructure to VoIP. As such, since the beginning of fiscal 2005 we have directed, and expect to continue to direct, the majority of our R&D spending towards the development of our Packet Voice Processor, a platform targeting VoIP-based network deployments and creation of licensed versions of our core technology for use in other elements within communications networks such as Bluetooth headsets. The Packet Voice Processor introduces cost-effective voice format transcoding capabilities combined with our VQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter. Although fiscal 2008 marked the first period in which revenue from the Packet Voice Processor exceeded 10% of total revenue, ordering patterns are still volatile leading to spikes in the timing and amount of revenue.

Acquisition History.    In the last five fiscal years, we have completed one acquisition. In June 2005, we acquired Jasomi, which developed and sold session border controllers that enable VoIP calls to traverse the network address translation, or “NAT,” and protect networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. Consideration for the acquisition totaled approximately $21.8 million.  We additionally issued shares of Ditech restricted stock to new employees hired as part of the acquisition.

Our Customer Base.    Historically, the majority of our sales have been to customers in the United States. These customers accounted for approximately 69% of our revenue in the first quarter of fiscal 2009 and 63% and 71% of our revenue in fiscal 2008 and 2007, respectively. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of certain of our voice processing products, which are targeted at GSM networks, international revenue will become a larger percentage of our overall revenue.

Our revenue historically has come from a small number of customers. Our largest customer accounted for approximately 30% of our revenue in the first quarter of fiscal 2009 and 35% of our total revenue in fiscal 2008. Our five largest customers accounted for approximately 71% of our revenue in the first quarter of fiscal 2009 and 68% and 88% of our revenue in fiscal 2008 and 2007, respectively. Consequently, the loss of any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced in fiscal 2006 and again in fiscal 2008 and the first quarter of fiscal 2009 as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies that are described in our Annual Report on Form 10-K filed on July 10, 2008, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of July 31, 2008, we had deferred $2.2 million of revenue.  However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Condensed Consolidated Balance Sheet.  Of the $2.2 million of revenue deferred as of July 31, 2008, approximately $0.6 million was associated with installations and other product related deferrals and $1.6 million was associated with maintenance contracts.  In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date, to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

Investments— We consider investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year, and auction rate securities, which we have historically settled on 7, 28 or 35 day auction cycles, as short-term investments. However, when auction rate securities fail to settle at auction, which occurred in fiscal 2008, and conditions leading to their failure to auction create uncertainty as to whether they will settle in the near-term, we classify them as long-term consistent with the contractual term of the underlying security. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities for which we are unable to estimate when they will settle. Short-term and long-term investments consist primarily of corporate notes and asset backed securities. We have classified our investments as available-for-sale securities in the accompanying consolidated financial statements. We carry available-for-sale securities at fair value, and report unrealized gains and losses as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income, net based on specific identification. We include interest on securities classified as available-for-sale in total other income. See also the discussion in “Liquidity and Capital Resources” and Item 3 for additional information on auction rate securities.

Inventory Valuation Allowances— In conjunction with our ongoing analysis of inventory valuation, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of write-downs required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in the recognition of larger than anticipated write-downs. For example, we recorded an inventory write-down for excess levels of inventory of $5.1 million in fiscal 2008. There were no sales of previously written-down inventory in the first quarter of fiscal 2009 or in fiscal 2008.

Cost of Warranty— At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year.    The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures.  This would result in a decrease in gross profits. As of July 31, 2008, we had recorded $0.6 million of accruals related to estimated future warranty costs.  See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Impairment of Long-lived Assets— We continually monitor events and changes in circumstances that could indicate that carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances arise, we assess the recoverability of our long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carry amount of the assets in question, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell.

Accounting for Stock-based Compensation —Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“Black-Scholes”) option-pricing model and is recognized as expense, net of estimated forfeitures, ratably over the requisite service period.  Given our employee stock options have certain characteristics that are significantly different from traded options and, because changes in the subjective assumptions can materially affect the estimated value, in our opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options.  Although we determine the fair value of employee stock options in accordance with SFAS 123R and SAB 107 using the Black-Scholes option-pricing model, that value may not be indicative of the fair value observed between a willing buyer and a willing seller in a market transaction.

The Black-Scholes model requires various highly judgmental assumptions including expected option life and volatility. If any of the assumptions used in the Black-Scholes model or the estimated forfeiture rate changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Accounting for Income Taxes — Amounts recorded for income taxes, both current and deferred, are based on estimates of the tax consequences of our operations in the various tax jurisdictions in which we operate. Our deferred taxes are the result of temporary differences resulting from differing treatment of items such as valuation allowances for bad debts and inventory, for tax and accounting purposes. As part of our ongoing assessment of the recoverability of our deferred tax assets, on a quarterly basis we review the expiration dates of our net operating loss carryforwards. In addition, we complete a study on the impact of Section 382 of the Internal Revenue Code on at least a semi-annual basis to determine whether a change in ownership may limit the value of our net operating loss carryforwards. We determined that a full valuation allowance against all of our deferred tax assets beginning as of April 30, 2008 was required. We have considered all evidence, positive and negative, pursuant to SFAS 109, Accounting for Income Taxes” and believe that based on our recent operating losses and uncertainty about the magnitude and timing of future operating profits, it is no longer more likely than not that our deferred tax assets will be realized.

Effective May 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We have classified interest and penalties as a component of tax expense. As a result of the implementation of FIN 48 effective May 1, 2007, we recognized a $0.4 million decrease in the liability for unrecognized tax benefits, which was accounted for as a decrease in the May 1, 2007 balance of accumulated deficit. We do not expect a significant change to the liability for uncertain tax positions over the next 12 months.

The effective tax rate was less than 1% and (52.2)% for the first quarter of  fiscal 2009 and 2008, respectively. In general, our effective tax rates differ from the statutory rate primarily due to stock-based compensation, research and experimentation tax credits, state taxes and the tax impact of foreign operations. However beginning with the fourth quarter of fiscal 2008, the effective tax rate was also significantly impacted by the establishment of a valuation allowance against our net deferred tax asset position.

We have completed the two year audit of our federal tax returns for fiscal 2004 and 2005 with no material findings and have begun an audit by one of the state jurisdictions in which we do business for our fiscal 2005 filing. Other than the one state previously noted, we are currently not under audit for any other years or in any other jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Recent Accounting Pronouncements   In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, “Accounting for Leases”. In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or discounted at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There was no material impact from our adoption of SFAS No. 157 relative to our financial assets and liabilities effective May 1, 2008.  We are currently assessing the impact that SFAS 157 will have on our non-financial assets and liabilities, on our results of operations, financial position and cash flows, upon adoption beginning in fiscal 2010.

In February 2007, the FASB issued Statement No. 159,The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FAS 115  (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to apply the fair value option under SFAS 159 upon adoption on May 1, 2008.  As such, the application of the standard did not have a material impact on our results of operations, financial position and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 .. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Since we do not have any subsidiaries with noncontrolling interests, we do not expect this statement will have a material impact on our financial condition, results of operations and cash flows upon adoption in fiscal 2010.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently evaluating the impact of the adoption of this position could have on our financial condition, results of operations and cash flows.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three Months Ended
	July 31,
	2008	2007
Revenue	100.0%	100.0%
Cost of goods sold	52.3	33.4
Gross Profit	47.7	66.6
Operating expenses:
Sales and marketing	78.7	37.7
Research and development	75.6	36.0
General and administrative	45.4	17.8
Amortization of purchased intangibles	0.5	1.8
Total operating expenses	200.2	93.3
Loss from operations	(152.5)	(26.7)
Other income (loss), net	(1.7)	11.7
Loss before provision for (benefit from) income taxes	(154.2)	(15.0)
Provision for (benefit from) for income taxes	0.8	(7.8)
Net loss	(155.0)%	(7.2)%

THREE MONTHS ENDED JULY 31, 2008 AND 2007.

Revenue.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2008	2007	from Prior Year
Revenue	$4,532	$14,022	$(9,490)

The decrease in revenue during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was largely due to a decrease in revenue from our largest domestic customer, Verizon, as well as declines in the overall purchases from the next four largest customers in fiscal 2008, without an anticipated offsetting increase in other domestic and international business to offset these declines.  In the aggregate, our top five customers in the first quarter of fiscal 2009 accounted for $3.2 million of revenue as opposed to the top five customers in the first quarter of fiscal 2008, which accounted for $12.8 million.  Verizon accounted for approximately 30% of our revenue in the first quarter of fiscal 2009 as compared to 52% of the revenue in the first quarter of fiscal 2008.  This decline in revenue appears to be largely due to Verizon shifting focus away from their traditional wireless network deployments, where our product has historically been installed, to newer 3G networks. Our second largest customer in the first quarter of fiscal 2009 and 2008, a domestic VoIP customer, accounted for 16% of fiscal 2009 revenue as compared to approximately 21% in the first quarter of fiscal 2008. Our third largest customer in the first quarter of fiscal 2009 and 2008, Orascom, accounted for 13% of our first quarter fiscal 2009 revenue and 7% of our first quarter of fiscal 2008 revenue.  No other customer in the first quarter of fiscal 2009 or fiscal 2008 accounted for more than 10% of our revenue.  We believe that the decline in Orascom revenue in absolute dollars may be due to the recently announced plans of its parent company to divest itself of several of its Middle Eastern holdings, including some of the larger operations to which we had been selling. Although our Broadband Voice Processor Flex (“BVP-Flex”), which has become the primary system purchased by our domestic customers, continues to play a key role in our revenue mix, our Quad Voice Processor (“QVP”) and PVP products and service contracts have grown as a percentage of revenue during fiscal 2008 due in large part to the declining sales to Verizon.  Further, due to the decline in our product shipments over the last few quarters, maintenance revenue has become a larger percentage of our revenue mix, although it has remained a fairly constant dollar value over the last year.

Geographically, our first quarter fiscal 2009 revenue was primarily domestic at 69% of total worldwide revenue, which was a decrease from 81% of revenue reported in the first quarter of fiscal 2008.  The decrease in the domestic portion of our revenue was primarily driven by the decline in Verizon purchasing activity.  Following the success of our BVP-Flex, revenue over the last three fiscal years and the first quarter of fiscal 2009 has been generated largely from domestic sales.  Our international growth has primarily been dependent on our success in selling VQA. Although we continue to believe that there are meaningful international revenue opportunities, we continue to experience slower than anticipated purchasing cycles from our existing and prospective international customers, which has resulted in volatility in the level of international revenue from quarter to quarter.  We plan to continue to invest in our international infrastructure and in customer trials to attempt to capture the international revenue opportunities that exist for us.  However, we expect that sales of our TDM-based BVP-Flex QVP products will continue to represent the majority of our revenue in the foreseeable future.    We expect revenue in the second quarter of fiscal 2009 to increase modestly from the first quarter of fiscal 2009.

Cost of Goods Sold and Gross Profit.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2008	2007	from Prior Year
Cost of goods sold	$2,369	$4,683	$(2,314)
Gross profit	$2,163	$9,339	$(7,176)
Gross margin %	47.7%	66.6%	(18.9	)pts

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold was primarily driven by the decrease in business volume during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.  Our analysis of gross profit below discusses the other factors, which are impacting cost of good sold and resulting in the net decline in the gross margin percentage.

Our gross margin percentage declined in the first quarter of fiscal 2009 as a result of our under absorbed manufacturing overhead costs representing a larger percentage of our revenues.  This was due to reductions in production and purchasing levels in fiscal 2009 that led to increased amounts of under absorbed overhead and to the fiscal 2009 decline in revenue causing the under absorption to become a larger percentage of our revenues.  In addition, we experienced increases in our provisions for excess inventory and warranty provision in the first quarter of fiscal 2009 as compared to fiscal 2008.  These factors were partially offset by a more favorable revenue mix in the first quarter of fiscal 2009 as compared to fiscal 2008 that was largely driven by an increase in the percentage of revenue derived from maintenance contracts and the recognition of previously deferred revenue.

All other things being equal, we expect that as our revenue levels increase, gross margin percentages should increase slightly from the current levels as the continued under absorption of manufacturing overheads will become a smaller percentage of a larger revenue base, resulting in improved margins.  However, we could experience further pricing pressures as we expand the distribution of our products internationally through value-added resellers and distributors, which could cause our gross margins to decrease.

Sales and Marketing.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2008	2007	from Prior Year
Sales and marketing	$3,566	$5,292	$(1,726)
% of revenue	78.7%	37.7%	41.0	pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The decrease in sales and marketing expense in the first quarter of fiscal 2009 was largely due to the impacts of the reduction in force that occurred at the end of second quarter of fiscal 2008 and subsequent attrition in the sale and marketing organizations.  The resulting reduction in headcount had a direct impact on both base pay and variable compensation, which experienced a combined reduction of $1.0 million.  The reduction in headcount also impacted travel and related expenses which experienced a $0.2 million decrease from the first quarter of 2008.  Lastly sales and marketing spending declined due in the first quarter of fiscal 2009 due to a $0.5 million decline in stock-based compensation attributable to employees in the sales and marketing organizations.  See the discussion in the Stock-based Compensation section below.   We expect sales and marketing expenses to decrease in the second quarter of fiscal 2009 as we have undertaken additional cost reduction efforts in the first half of the second quarter of fiscal 2009.

Research and Development.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2008	2007	from Prior Year
Research and development	$3,427	$5,051	$(1,624)
% of revenue	75.6%	36.0%	39.6	pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The decrease in expense in the first quarter of fiscal of 2009 as compared to the first quarter of fiscal 2008 was also largely driven by the reduction in force that occurred at the end of the second quarter of fiscal 2008 and subsequent attrition.  As a result of the reduction and the related closure of our Canadian research operations, we experienced a decline in payroll and related expenses and facilities costs totaling $1.2 million.  Due to the stage of development of our products, we experienced a $0.2 million decline in our spending on prototype materials consumed by our research and development team, as our development is currently heavily focused on refining our current product offerings and looking at ways to leverage our core algorithms into other devices through out telecommunication networks. We also experienced a $0.2 million decline in stock-based compensation attributable to employees in the sales and marketing organizations.  See the discussion in the Stock-based Compensation section below.   We expect research and development expenses to decrease in the second quarter of fiscal 2009 as we have undertaken additional cost reduction efforts in the first half of the second quarter of fiscal 2009.

General and Administrative.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2008	2007	from Prior Year
General and administrative	$2,055	$2,498	$(443)
% of revenue	45.4%	17.8%	27.6	pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The decrease in general and administrative expense in fiscal 2009 was largely due to decreased professional fees due to our fiscal 2008 adoption of FIN 48 and decreased activity related to our outstanding legal matters which totaled approximately $0.2 million and decreased recruiting costs of approximately $0.2 million associated with the search for a new CEO after our ex-CEO announced his retirement in the first quarter of fiscal 2008.  We expect general and administrative expenses to decrease in the second quarter of fiscal 2009 as we have undertaken additional cost reduction efforts in the first half of the second quarter of fiscal 2009 and due to the seasonal nature of our spending on audit and tax services.

Stock-based Compensation.

Stock based compensation expense recognized under SFAS 123R in the first quarter of fiscal 2009 and fiscal 2008 was as follows:

	Three months ended July 31,
$’s in thousands	2008	2007
Cost of good sold	$95	$119
Sales and marketing	143	601
Research and development	230	447
General and administrative	228	200
Total	$696	$1,367

The decline in stock based compensation is due to two key factors.  First and foremost is the reduction in options outstanding and therefore stock compensation linked to the reduction in force that occurred at the end of the second quarter of fiscal 2008.  The second key element of the decline is linked to the timing of option grants that are subject to accounting under SFAS 123R. As compensation related to older options, which were granted at higher fair values per share due to the stock price at the time of grant, become fully amortized, they are being replaced by newer option grants which are being issued at lower fair values due largely to the decline in our stock price.   We expect to continue to experience a declining level of expense related to stock compensation.

Other Income(Expense), Net.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2008	2007	from Prior Year
Other income (expense), net	$(78)	$1,646	$(1,724)
% of revenue	(1.7)%	11.7%	(13.4	)pts

Other income, net consists of interest income on our invested cash and cash equivalent balances, impairment charges on our long-term investments, foreign currency activities, and a nominal amount of interest expense. The decline in other income (expense), net was due to two main factors.  The first is a decline in interest earned on our cash and investments due in part to declining interest rates but even more from the decline in our invested cash as we used over $40 million in fiscal 2008 to repurchase some of our common stock, as well as our use of cash as a result of our operating losses.  The other key factor has been the recognition of a $0.6 million impairment loss on certain of our long-term investments in auction rate securities.  See Item 3 for a further discussion of our investments in auction rate securities.  We expect that the returns on our cash and investments will continue to experience marginal declines as we continue to use cash as a result of our anticipated operating losses in the second quarter.  It is possible that we will experience further impairment charges on certain of our long-term investments, although it is not possible to estimate the timing and magnitude of such losses.

Income Taxes.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2008	2007	from Prior Year
Provision for (benefit from) income taxes	$39	$(1,099)	$1,138
% of revenue	0.9%	(7.8)%	8.7	pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the first quarter of fiscal 2009 was less than 1% compared to (52)% in the first quarter of fiscal 2008.  The effective tax rate for the first quarter of fiscal 2009 reflected our establishment of a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards.  As a result of this valuation allowance, our tax expense for the first quarter of fiscal 2009 is limited to certain minor state and foreign tax jurisdictions where we report limited profits.  The effective tax rate for the first quarter of fiscal 2008 reflected our inability to deduct for tax purposes (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants and (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors.  These items were partially offset by favorable levels of R&D credit due to continued expanded spending on product development.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2008, we had cash and cash equivalents of $39.1 million as compared to $36.1 million at April 30, 2008. Additionally we had short-term investments of $9.6 million as of July 31, 2008 as compared to $14.4 million at April 30, 2008 and $11.4 million and $15.1 million of long-term investments as of July 31, 2008 and April 30, 2008, respectively.  As of July 31, 2008, we renewed our $2 million line of credit facility with our bank.  The line of credit expires on July 31, 2009 and carries substantially the same terms as the old line of credit.   There were no amounts outstanding under the line as of July 31, 2008.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Three months ended July 31,
$’s in thousands	2008	2007
Cash flow from operating activities	$(5,300)	$(6,548)

The net use of cash in operations for the first quarter of fiscal 2009 was primarily attributable to the $7.0 million net loss experienced for the quarter, which was largely driven by lower than anticipated revenue levels.  The main items included in the operating loss for the first quarter of fiscal 2009, which did not have direct impact on cash flows from operations were depreciation and amortization and stock based-compensation which totaled $1.3 million.  Although we experienced a $1.4 million reduction in our accounts receivable balance due to declining revenues and collections subsequent to April 30, 2008, the favorable impact on cash during the first quarter of 2009 was substantially offset by a reduction in our accrued liabilities due to payment of various employee and professional service accruals subsequent to April 30, 2008.

Our accounts receivable days sales outstanding at July 31, 2008 was approximately 77 days compared to 62 days at April 30, 2008.  Over the last couple of quarters, our days sales outstanding has been impacted by a non-linear pattern in our revenues.

We expect cash flows from operations to continue to be a use due to our continued operating losses.

	Three months ended July 31,
$’s in thousands	2008	2007
Cash flow from investing activities	$8,102	$(90)

We generated $8.1 million in cash from our investing activities in the first quarter of fiscal 2009.  This cash generation was attributable to the liquidation of auction rate securities, at par value, the proceeds from which were invested in highly liquid cash instruments.  We expect that we will continue to generate cash from investing activities in the second quarter of fiscal 2009 as we continue to liquidate short-term investments and reinvest the proceeds in highly liquid cash instruments.

	Three months ended July 31,
$’s in thousands	2008	2007
Cash flow from financing activities	$136	$896

We generated $0.1 million of cash flow from financing activities in the first quarter of fiscal 2008 due to funds received from the employee stock purchase plan and stock option exercises.   We expect to continue to have modest positive cash flows from financing activities due to employee stock plan activity.

We have no material commitments other than obligations under operating leases, particularly our facility leases and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting.  We currently occupy approximately 61,000 square feet of space in the two buildings that form our Mountain View, California headquarters.  In September 2005, we renegotiated our Mountain View, California lease, which extended the lease term through July 31, 2011 and reduced the rent cost.  Our contractual obligations as of July 31, 2008 did not change materially from April 30, 2008, and were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years
Operating leases	$3,201	$773	$2,152	$276	$—
Purchase commitments	2,956	2,956	—	—	—

Total	$6,157	$3,729	$2,152	$276	$—

We believe that we will be able to satisfy our cash requirements for at least the next two years from our existing cash and short-term investments together with anticipated cash generated from operations.  We renewed our $2 million line of credit, which now expires in July 2009. The ability to fund our operations beyond the next two fiscal years will be dependent on the overall demand of telecommunications providers for new capital equipment. Although we have taken additional steps to reduce our operating expenses subsequent to July 31, 2008, if our customers further reduce their purchases of our products compared to historical levels of purchases, we may need to find additional sources of cash during fiscal 2010 or be forced to further reduce our spending levels to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 71% of our revenue in the first quarter of fiscal 2009 and 68% and 88% of our revenue in fiscal 2008 and 2007, respectively. Our largest customer accounted for approximately 30% of our revenue in the first quarter of fiscal 2009 and 35% and 64% of our revenue in fiscal 2008 and 2007, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels. In addition, our customer concentration exposes us to credit risk as, for example, 65% of our accounts receivable balance at July 31, 2008 was from three customers.

Since the beginning of calendar year 2004, North American telecommunication service providers have been involved in a series of merger and acquisition activities and some affected telecommunication service providers are still assessing the network technology and deployment plans. In any merger, product purchases for network deployment may be reviewed, postponed or canceled based on revised plans for technology or network expansion for the merged entity. We believe this is what happened at Nextel when, in December 2004, they announced a plan to merge with Sprint. Consequently, our fiscal 2006 revenue from Nextel was nominal compared to 37% of our total worldwide revenue, or $34.9 million, in fiscal 2005. More recently, we have also experienced changes in buying patterns due to carrier transitions from their legacy TDM/wireline networks to VoIP networks.  This transition has directly impacted the timing and magnitude of carrier’s buying patterns, as they are looking to minimize their investment in their legacy network configurations but have been slow to deploy large scale VoIP networks.  Until we get through these two major transitions, our revenue could be more volatile due to timing issues around large customer purchases.

WE ARE RELIANT PRIMARILY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

We expect that, at least through fiscal 2009, our primary business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, could limit the rate of growth of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for products we sold in the last few fiscal years, which are deployed in mobile and wireline networks. Although fiscal 2008 was the first year in which revenue from our Packet Voice Processor (PVP) targeted at the VoIP market was greater than 10% of our total revenue, due to the slower than anticipated market transition to VoIP networks and the protracted nature of customer evaluation of our VoIP platform, sales of our PVP product have been volatile from quarter to quarter.  As such, there is no guarantee that revenue from our PVP product in any given quarter will continue to exceed 10% of our total revenue or that we will continue to be successful in selling the PVP in volume into those VoIP networks.

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE WHICH COULD CAUSE OUR SALES TO DECLINE.

We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. Although we believe we will meet our product introduction timetables, there is no guarantee that delays will not occur. For example, we realized our first modest levels of revenue from our new voice quality features, which are offered on our BVP-Flex and Quad Voice Processor (QVP) voice processing hardware platforms, in the fourth quarter of fiscal 2004 and are continuing to experience numerous customer evaluations of these features around the world. These evaluations have typically taken longer than we anticipated. Although we have experienced substantial revenue from our VQA products over the last two fiscal years, there is no guarantee that our VQA products will continue to meet the expectations of new potential customers or that customers will continue to invest heavily in traditional TDM/wireline network infrastructure. As such, the timing of our realization of any additional revenues from the VQA platforms could be delayed or not materialize at all.

The PVP, which has only experienced modest levels of production shipments to date, provides voice processing functionality to enable the deployment of end-to-end VoIP services. This is the first packet-based product developed by us. The product may not achieve broad market acceptance due to feature or capabilities mismatches with customer requirements, product pricing, or limitations of our sales and marketing organizations to properly interact with customers to communicate the benefits of the product.

We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new products, most recently our PVP and our voice quality features offered on our BVP-Flex and QVP hardware platforms. Our new and/or existing products may not be able to address evolving demands in the telecommunications market in a timely or effective way. Even if they do, customers in these markets may purchase or otherwise implement competing products.

AS WE MODIFY OUR CORE ALGORITHMS FOR USE IN OTHER ELEMENTS OF COMMUNICATIONS NETWORKS, THERE IS NO GUARANTEE THAT WE WILL BE SUCCESSFUL IN CAPTURING MARKET SHARE OR THAT IT WILL NOT ADVERSELY IMPACT THE SALE OF OUR EXISTING PRODUCTS.

We have begun to work with equipment providers for other elements of communications networks, most notably Bluetooth headset providers, to license our voice algorithms for use in their devices.  Although we believe that porting our algorithms to these new devices will not be a material undertaking, there is no guarantee that we will be successful in the porting efforts or that we will gain market acceptance.  Further, there is no guarantee that if and when our algorithms become adopted in other portions of the communications network that they will not reduce the demand for our existing voice processing platforms, which could adversely impact our revenues and increase the risk for excess or obsolete inventory in our existing platforms.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND WE ANTICIPATE THAT THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue significantly declines, as we experienced in the first nine months of fiscal 2006 and again in fiscal 2008, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price. For example, we have experienced delays in customers finalizing contracts and/or issuing purchase orders, which have resulted in revenues slipping out of the quarter in which we had expected to recognize them. This resulted in revenue shortfalls from investor expectations during several quarters over the last 18 months and ultimately resulted in us experiencing declines in our stock price following the announcement of these revenue shortfalls.

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

When implementing significant technology upgrades, large U.S. and international telecommunications services companies often require one major equipment supplier to act as a “systems integrator” to ensure interoperability of all the network elements. Normally the system integrator would provide the most crucial network elements and also take responsibility for the interoperation of their own equipment with the equipment provided by other suppliers. We are not in a position to take such a lead system integrator position and therefore we may have to partner with a system integrator (other, much larger, telecommunication equipment supplier) to have a chance to win business with certain customers. As a result, we may experience delays in revenue because it could take a long time to agree to terms with the necessary system integrator and the terms may reduce our profitability for that transaction. Moreover, there is no guarantee that we will reach agreement with a system integrator.

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

OUR STOCK REPURCHASE SIGNIFICANTLY DECREASED OUR CASH RESOURCES AND MAY IMPAIR OUR ABILITY TO ACQUIRE OR DEVELOP ADDITIONAL TECHNOLOGIES.

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

As of July 31, 2008, we held nine AA rated auction rate securities, totaling $25.9 million of par value, which failed to settle at auctions. Although the majority of these securities only began to fail to auction in the fourth quarter of fiscal 2008, two of the securities with a par value of $10.0 million have failed to settle since the second quarter of fiscal 2008. Due to the prolonged nature of the decline in value of these two auction rate securities that have failed to settle since the second quarter of fiscal 2008 and no clear indication of when they might settle, we determined that the unrealized loss was no longer temporary. Therefore, we have recognized a total of $4.8 million of impairment charges in the condensed consolidated statement of operations since the fourth quarter of fiscal 2008. We believe that the $0.1 million decline in value that we have experienced in the remaining seven auction rate securities as of July 31, 2008 is a temporary event and we have accounted for this decline as an unrealized loss in accumulated other comprehensive loss within stockholders’ equity in the condensed consolidated balance sheets. It is possible that we will incur further unrealized losses in fiscal 2009 related to these securities. In addition, in the future should we determine that the decline in value of the other auction rate securities is other than temporary, we would recognize a further impairment charge on our condensed consolidated statement of operations, which could be material. As of August  31, 2008, we continued to hold auction rate securities with a par value of $20.5 million. See Item 3. below for a further discussion of our auction rate securities.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of July 31 2008 and April 30, 2008, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempted to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities which prior to the fourth quarter of fiscal 2008 management has been able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments. Those securities with maturities of greater than one year, including auction rate securities that failed to settle and which based on their nature do not appear likely to settle in the near term, are classified as long-term investments. Short and long-term investments consist primarily of auction rate securities in asset backed securities and corporate notes. Our investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale took place. In the first quarter of fiscal 2009 and during fiscal 2008, we realized no gains or losses on our investments, but we did recognize impairment charges of $0.6 million in the first quarter of fiscal 2009 and $4.2 million in fiscal 2008 on certain of our auction rate securities that failed to settle and have recorded a cumulative unrealized loss of  $0.1 million on the remaining auction rate securities as a component of accumulated other comprehensive loss.

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to settle, are reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of July 31, 2008 and April 30, 2008, we held two auction rate securities totaling $10.0 million of par value, which continue to be rated AA but failed to settle at auctions since the second quarter of fiscal 2008, and as of July 31, 2008 we held seven additional auction rate securities with a par value of $15.9 million (eight additional auction rate securities with a par value of $24.3 million as of April 30, 2008) which failed to settle since the fourth quarter of fiscal 2008. While we continue to earn interest on these investments at the maximum contractual rate, the fair value of certain of these auction rate securities no longer approximates par value. Accordingly, we have recorded these investments at a fair value of $21.0 million as of July 31, 2008 ($29.5 million as of April 30, 2008). Due to the prolonged nature of the decline in the value of the two auction rate securities that have failed to settle since the second quarter of fiscal 2008 and no clear indication of when they might settle, we determined that the unrealized loss was no longer temporary. Therefore, we have recognized $0.6 million and a $4.2 million of impairment charges in the first quarter of fiscal 2009 and the fourth quarter of fiscal 2008, respectively, on these two auction rate securities. We believe that the $0.1 million decline in value that we have experienced in the remaining auction rate securities as of July 31, 2008, is a temporary event and has been accounted for as an unrealized loss in accumulated other comprehensive loss. We have concluded that no other-than-temporary impairment losses occurred for the auction rate securities that began to fail to settle in fourth quarter of fiscal 2008 because we believe that the decline in fair value is due to general market conditions, these investments are of high credit quality, and we have the intent and ability to hold these investments until the anticipated recovery in fair value occurs. We will continue to analyze our auction rate securities each reporting period for impairment and may be required to recognize an impairment charge in the statement of operations if the decline in fair value is determined to be other than temporary. The fair value of these securities has been estimated by management based on assumptions that market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions.

Our investment securities are not leveraged. Due to the short-term nature of our investments, they are not subject to significant fluctuations in their fair value due to changes in interest rates. As such, the recorded fair value of the investments at July 31, 2008 and April 30, 2008 approximates the fair value after assuming a hypothetical shift in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over the remaining life of the investments, which shifts are representative of the historical movements in the Federal Funds Rate. 100 BPS equals 1%.

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of July 31, 2008 and April 30, 2008 (dollars in thousands). Carrying value approximates fair value.

	July 31, 2008		April 30, 2008
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$39,069	2.36%	$36,131	2.61%
Short-term investments	9,600	4.21%	14,400	4.15%
Long-term investments	11,430	4.27%	15,130	4.50%

Total	$60,099	3.02%	$65,661	3.38%

To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign invoices are paid in currencies other than the U.S. dollar, we consider our foreign exchange risk immaterial to our consolidated financial position, results of operations and cash flows.

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

Disclosure Controls and Procedures

Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of July 31, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of July 31, 2008, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended July 31, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T – Controls and Procedures

Not Applicable

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

On August 23, 2006, August 25, 2006, and November 3, 2006, three actions were filed in United States District Court for the Northern District of California (Case Nos. C06-05157, C06-05242, and C06-6877) purportedly as derivative actions on behalf of the Company against certain of the Company’s current and former officers and directors alleging that between 1999 and2001 certain stock option grants were backdated; that these options were not properly accounted for; and that as a result false and misleading financial statements were filed. These three actions have been consolidated under case number C06-05157. On December 1, 2006, a fourth derivative complaint making similar allegations against many of the same defendants was filed in California Superior Court for the County of Santa Clara (Case No.106-CV-075695). On April 19, 2007, the California Superior Court granted the Company’s motion to stay the state court action pending the outcome of the federal consolidated actions.

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, the Company moved to dismiss the amended complaint based on plaintiffs’ failure to make a demand on the board before bringing suit. On the same day, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants’ motion to dismiss without prejudice.  Plaintiffs filed a second amended complaint on September 21, 2007.  On November 30, 2007, defendants moved to dismiss plaintiffs’ second amended complaint for failure to make a demand on the board and for failure to state a claim.  On March 26, 2008, the Court granted the individual defendants’ motion to dismiss without prejudice, requiring that plaintiffs file any amended complaint by April 25, 2008.  Plaintiffs did not file an amended complaint.  As a result, on May 12, 2008, defendants moved to dismiss plaintiffs’ action with prejudice.  The parties agreed to postpone the hearing on defendants’ motion so that they could engage in mediation.  These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2008, as filed with the SEC on July 10, 2008, have not substantively changed, except for the following risk factors:

1. The risk factor “We Depend On A Limited Number Of Customers, The Loss Of Any One Of Which Could Cause Our Revenue To Decrease,” was revised to include first quarter of fiscal 2009 financial information and to include credit risk associated with our customer concentration, as well as to include the risk of changing buying patterns of our customers.

2. The risk factor “We Are Reliant Primarily On Our Voice Quality Business To Generate Revenue Growth And Profitability, Which Could Limit Our Rate Of Future Revenue Growth,” was revised to update information for our first quarter of fiscal 2009.

3. The risk factor “If We Do Not Successfully Develop And Introduce New Products, Our Products May Become Obsolete Which Could Cause Our Sales to Decline,” was revised to include the risk that our customers may not continue to invest heavily in traditional TDM/wireline network infrastructure.

4.  We have added the following risk factor:  “As We Modify Our Core Algorithms For Use In Other Elements Of Communications Networks, There Is No Guarantee That We Will Be Successful In Capturing Market Share Or That It Will Not Adversely Impact The Sale Of Our Existing Products.”

5. The risk factor “Our Operating Results Have Fluctuated Significantly In the Past, And We Anticipate That They May Continue To Do So In The Future, Which Could Adversely Affect Our Stock Price.” was revised to include first quarter of fiscal 2009 financial information.

6.  The risk factor “There Is Risk That Our Auction Rate Securities Will Not Settle At Auction And We May Experience Additional Other Than Temporary Declines In Value, Which Could Cause Additional Charges To Be Realized On Our Statement Of Operations” has been revised to include first quarter fiscal 2009 financial information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Networks, Inc.
Date: September 5, 2008	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments

2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
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

(5) Incorporated by reference from the exhibit 3.1 to Ditech’s Current Report on Form 8-K (File No.000-26209), filed August 15, 2007.

(6) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed March 30, 2001.

(7) Incorporated by reference from the exhibit with corresponding descriptions from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(8) Incorporated by reference from Item 5.02 of Ditech’s Current Report on Form 8-K (File No. 000-26209), filed May 15, 2008 and June 10, 2008.