Form 10-Q
period 2008-10-31
DITECH NETWORKS INC
filed 2008-12-08
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

As of November 30, 2008, 26,263,988 shares of the Registrant’s common stock were outstanding.

Ditech Networks, Inc.

FORM 10-Q for the Quarter Ended October 31, 2008

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Networks, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
Revenue
Product revenue	$2,515	$5,103	$5,334	$17,714
Service revenue	1,607	1,534	3,320	2,945
Total revenue	4,122	6,637	8,654	20,659

Cost of goods sold
Product revenue	1,936	4,142	4,036	8,508
Service revenue	193	269	463	586
Total cost of goods sold(1)	2,129	4,411	4,499	9,094

Gross profit	1,993	2,226	4,155	11,565

Operating expenses:
Sales and marketing (1)	3,061	5,185	6,626	10,477
Research and development (1)	3,422	5,394	6,849	10,445
General and administrative (1)	2,100	2,861	4,155	5,359
Amortization of purchased intangible assets	24	246	49	492

Total operating expenses	8,607	13,686	17,679	26,773

Loss from operations	(6,614)	(11,460)	(13,524)	(15,208)
Other income, net	(253)	1,515	(329)	3,161

Loss before provision for (benefit from) income taxes	(6,867)	(9,945)	(13,853)	(12,047)
Provision for (benefit from) income taxes	97	(4,532)	136	(5,631)

Net loss	$(6,964)	$(5,413)	$(13,989)	$(6,416)

Per share data:
Basic and diluted:
Net loss	$(0.27)	$(0.18)	$(0.54)	$(0.20)

Weighted shares used in per share calculation:
Basic and diluted	26,060	30,533	26,048	31,727

(1) Stock-based compensation expense was allocated by function as follows:

Cost of goods sold	$57	$79	$152	$198
Sales and marketing	245	373	387	974
Research and development	144	276	374	723
General and administrative	280	560	508	760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	October 31, 2008	April 30, 2008

Assets
Cash and cash equivalents	$43,288	$36,131
Short-term investments	2,520	14,400
Accounts receivable, net of allowance for doubtful accounts of $289 at October 31, 2008 and $315 at April 30, 2008	1,900	5,294
Inventories	13,720	13,692
Other current assets	1,048	665

Total current assets	62,476	70,182

Long-term investments	10,646	15,130
Property and equipment, net	4,570	5,493
Purchased intangibles, net	90	139
Other assets	186	186

Total assets	$77,968	$91,130

Liabilities and Stockholders’ Equity
Accounts payable	$2,300	$2,130
Accrued expenses	3,727	5,070
Deferred revenue	1,372	1,274
Income taxes payable	210	229

Total current liabilities	7,609	8,703

Long term accrued expenses	340	377
Total liabilities	7,949	9,080

Commitments and contingencies (Note 9)

Common stock, $0.001 par value: 200,000 shares authorized and 26,213 and 26,090 shares issued and outstanding at October 31, 2008 and April 30, 2008, respectively	26	26
Additional paid-in capital	264,803	263,254
Accumulated deficit	(194,639)	(180,650)
Accumulated other comprehensive loss	(171)	(580)

Total stockholders’ equity	70,019	82,050

Total liabilities and stockholders’ equity	$77,968	$91,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended October 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(13,989)	$(6,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,205	1,284
Impairment loss on investments	1,367	—
Deferred income taxes	—	(5,667)
(Gain)/loss on disposal of property and equipment	14	(14)
Stock-based compensation expense	1,415	2,654
Amortization of purchased intangibles	49	492
Payment of employee-investor portion of convertible debenture	—	(605)
Amortization of employee-investor portion of convertible debentures	—	50
Other	—	2
Changes in assets and liabilities:
Accounts receivable	3,394	7,115
Inventories	(28)	(5,273)
Other current assets	(383)	82
Income taxes	(19)	(385)
Accounts payable	170	(777)
Accrued expenses and other	(1,380)	134
Deferred revenue	98	(2,492)

Net cash used in operating activities	(8,087)	(9,816)

Cash flows from investing activities:
Purchases of property and equipment	(296)	(1,551)
Purchases of available for sale investments	—	(13,636)
Sales and maturities of available for sale investments	15,406	53,899
Acquisition of Jasomi Networks, Inc., net of cash received	—	(3,786)
Decrease in other assets	—	(3)

Net cash provided by investing activities	15,110	34,923

Cash flows from financing activities:
Repurchase of common stock	—	(40,999)
Proceeds from employee stock plan issuances	134	981

Net cash provided by (used in) financing activities	134	(40,018)

Net increase (decrease) in cash and cash equivalents	7,157	(14,911)
Cash and cash equivalents, beginning of period	36,131	34,074

Cash and cash equivalents, end of period	$43,288	$19,163

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

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of October 31, 2008, and for the three and six month periods ended October 31, 2008 and 2007, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. The April 30, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for the interim period ended October 31, 2008 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2008, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 10, 2008, file number 000-26209.

Computation of Income (Loss) per Share

Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the three and six-month periods ended October 31, 2008 and 2007. Diluted loss per share for the three and six month periods ended October 31, 2008 and 2007 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.  For the three and six-month periods ended October 31, 2008, common stock equivalents, primarily options, totaling approximately 6,558,000 shares and 6,678,000 shares, respectively, were excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive. For the three and six month periods ended October 31, 2007, common stock equivalents, primarily options, totaling approximately 7,262,000 shares and 7,169,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	October 31,		October 31,
	2008	2007	2008	2007
Net loss per share, basic and diluted:
Net loss	$(6,964)	$(5,413)	$(13,989)	$(6,416)

Basic:
Weighted average shares outstanding	26,129	30,747	26,133	31,945
Less restricted stock included in weighted shares outstanding subject to vesting	(69)	(214)	(85)	(218)
Shares used in calculation of basic loss per share amounts	26,060	30,533	26,048	31,727

Net loss per share	$(0.27)	$(0.18)	$(0.54)	$(0.20)

Diluted:
Shares used in calculation of basic per share amounts	26,060	30,533	26,048	31,727
Dilutive effect of stock plans	—	—	—	—
Shares used in calculation of diluted per share amounts	26,060	30,533	26,048	31,727

Net loss per share	$(0.27)	$(0.18)	$(0.54)	$(0.20)

Comprehensive Income (Loss)

For the three and six months ended October 31, 2008, comprehensive loss was $7.0 million and $13.6 million, respectively, and included the impact of unrealized gains and losses on available for sale investments.  For the three and six months ended October 31, 2007, comprehensive loss was $6.1 million and $7.1 million, respectively, and included the impact of unrealized gains and losses on available for sale investments, net of tax.

Accounting for Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended October 31, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006, the date of adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by APB 25, as allowed under SFAS 123, to the straight-line single-option approach.  Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in the first half of each of fiscal 2009 and 2008. Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.  SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

Investments

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year, and auction rate securities which management typically has settled on 7, 28 or 35 day auction cycles, are considered short-term investments. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities that have failed to settle since fiscal 2008, for which conditions leading to their failure at auction create uncertainty as to whether they will settle in the near-term. Short- and long-term investments consist of auction rates securities, which have underlying instruments that consist primarily of corporate notes and asset backed securities, and are rated AA or higher at the time of purchase. The Company’s investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the Condensed Consolidated Balance Sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. In the first half of fiscal 2009 and 2008, the Company realized no gains or losses on its investments.

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and the extent to which the fair value has been below cost-basis, the financial condition of the issuer and the Company’s ability to hold the investment for a period of time, which may be sufficient for anticipated recovery of the market value. To the extent that the historical cost of the available for sale security exceeds the estimated fair market value, and the decline in value is deemed to be other-than-temporary, an impairment charge is recorded in the Condensed Consolidated Statement of Operations. During the three and six months ended October 31, 2008, the Company recognized impairment losses of $0.8 million and $1.4 million, respectively.

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

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or discounted at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted SFAS 157 for its financial assets effective May 1, 2008, which did not have a material impact on its results of operations, financial position or cash flows (see Note 3). The Company is currently assessing the impact that adoption of SFAS 157 for its non-financial assets and liabilities will have on its results of operations, financial position and cash flows, upon adoption in fiscal 2010.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which provides clarification on the application of SFAS 157 as it relates to financial assets that need to be valued but for which the market has become inactive.  The FSP was effective immediately on the date of its issuance and application of the FSP during the second quarter did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

3.             BALANCE SHEET ACCOUNTS

Inventories

Inventories comprised (in thousands):

	October 31, 2008	April 30, 2008

Raw materials	$804	$716
Work in progress	206	27
Finished goods	12,710	12,949

Total	$13,720	$13,692

Stock-based compensation included in inventories at October 31, 2008 and April 30, 2008 was $10,000 and $17,000, respectively.

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

When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds; such items are classified in Level 1 of the fair value hierarchy. As of October 31, 2008 the Company held auction rate securities with a par value of $18.8 million, which are included in short and long-term investments. At October 31, 2008, there were no active markets for these auction rate securities or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2008 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds	$40,042	$40,042	$—	$—
Auction rate securities	13,166	—	—	13,166

Total	$53,208	$40,042	$—	$13,166

The following table presents the changes in the Level 3 fair value category for the three and six-month periods ended October 31, 2008 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
			Other	Purchases, Sales,	Transfers in
	August 1,		Comprehensive	Issuances and	and/or (out)	October 31,
	2008	Earnings	Loss	(Settlements)	of Level 3	2008

Assets
Auction rate securities	$21,030	(760)	(24)	(7,080)	—	$13,166

		Net Realized/Unrealized
		Gains (Losses) included in
			Other	Purchases, Sales,	Transfers in
	May 1,		Comprehensive	Issuances and	and/or (out)	October 31,
	2008	Earnings	Loss	(Settlements)	of Level 3	2008

Assets
Auction rate securities	$29,530	(1,367)	409	(15,406)	—	$13,166

Accrued Expenses

Accrued expenses comprised (in thousands):

	October 31, 2008	April 30, 2008

Accrued employee related	$1,796	$2,708
Accrued warranty	515	550
Accrued professional fees	125	485
Accrued restructuring costs	393	240
Other accrued expenses	898	1,087

Total	$3,727	$5,070

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the three and six-month periods ended October 31, 2008 and 2007 are as follows (in thousands):

	Three months ended		Six months ended
	October 31,		October 31,
	2008	2007	2008	2007

Balance as of the beginning of the fiscal period	$628	$698	$550	$754
Provision for warranties issued during fiscal period	109	67	220	83
Warranty costs incurred during fiscal period	(53)	(23)	(86)	(39)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	(169)	—	(169)	(56)

Balance as of October 31	$515	$742	$515	$742

4.             PURCHASED INTANGIBLES

On June 30, 2005, the Company acquired Jasomi Networks, (Jasomi”). The carrying value of intangible assets acquired in the Jasomi business combination was as follows (in thousands):

	October 31, 2008
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(2,090)	$(763)	$47
Customer relationships	1,100	(635)	(429)	36
Trade name and trademarks	200	(115)	(78)	7
Total	$4,200	$(2,840)	$(1,270)	$90

	April 30, 2008
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(2,054)	$(763)	$83
Customer relationships	1,100	(624)	(429)	47
Trade name and trademarks	200	(113)	(78)	9
Total	$4,200	$(2,791)	$(1,270)	$139

In the three months ended October 31, 2008 and 2007, the Company recorded $24,000 and $246,000, respectively, of amortization of Jasomi acquisition-related intangible assets. In the six months ended October 31, 2008 and 2007, the Company recorded $49,000 and $492,000, respectively, of amortization of Jasomi acquisition-related intangible assets.

Estimated future amortization expense of purchased intangible assets as of October 31, 2008 is as follows (in thousands):

Years ended April 30,

2009 (six months)	$48
2010	38
2011	4
$90

5.             RESTRUCTURING

At the beginning of the second quarter of fiscal 2009, the Company undertook a reduction in force in an attempt to reduce its operating expenses. The reduction of force totaled approximately 15% of the Company’s workforce.  As a result of the reductions in headcount over the last twelve months, the Company determined that it no longer needs approximately 20% of its Mountain View headquarters and has undertaken to sublease that space for some or all of the remainder of the lease term.  As a result of these actions, the Company recorded a charge in the second quarter of fiscal 2009 totaling approximately $0.9 million.  Of this amount, $0.6 million was related to severance and benefits for the impacted employees and the balance of $0.3 million was related to the estimated loss from subleasing the space vacated in September 2008.  All individuals impacted by the reduction in headcount have been notified of the termination of their employment as of October 31, 2008. As of October 31, 2008, $0.5 million or 86% of the $0.6 million total severance related costs had been paid.  The remaining severance related costs, which primarily relate to outplacement services and COBRA, will be paid over the next twelve months.

At the end of the second quarter of fiscal 2008, the Company undertook a restructuring of certain of its operations in an effort to streamline its operations and reduce costs. The restructuring included a reduction in the workforce of approximately 23% and the closure of its research operations in Canada. As a result of these actions the Company recorded a restructuring charge of approximately $1.3 million attributable to severance benefits paid and accrued and costs associated with the closure of the Canadian office, including $250,000 attributable to the loss on abandonment of the Canadian facility lease and losses on assets abandoned at that location.  Of the $1.3 million total restructuring charge, $1.0 million was attributable to severance and related benefits. In the second quarter of fiscal 2009, approximately $24,000 of estimated outplacement benefit accrual related to this reduction in force expired unused and was reversed back to the same financial lines to which it was originally recorded.  All individuals impacted by the reduction in headcount were notified of the termination of their employment as of October 31, 2007.

Reduction in force costs for the three and six-month periods ended October 31, 2008 and 2007 were as follows (in thousands):

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
Cost of Sales	$31	$65	$31	$65
Sales and marketing	234	230	234	230
Research and development	243	894	243	894
General and administrative	374	524	374	524
Total	$882	$1,713	$882	$1,713

6.            STOCKHOLDERS’ EQUITY

Employee Equity Plans

The Company utilizes a combination of Employee Stock Purchase, Stock Option and Restricted Stock plans as a means to provide equity ownership in the Company for its employees. In addition, the Company has a Non-employee Directors Stock Option Plan.  In the six months ended October 31, 2008, 63,788 shares of common stock were issued under the Employee Stock Purchase Plan (“ESPP”) and 260,171 shares remain available for issuance under that plan as of October 31, 2008.

Activity under the stock option and restricted stock plans was as follows (in thousands, except life and exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price
Balances, April 30, 2008	2,180	7,060	$7.13
Restricted stock and restricted stock units issued	(94)
Restricted stock and restricted stock units forfeited	43
Options granted	(657)	657	$1.84
Options exercised	—	(10)	$0.57
Options forfeited	290	(290)	$4.61
Options expired	1,000	(1,000)	$8.18

Balances, October 31, 2008	2,762	6,417	$6.55

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

The aggregate intrinsic value of stock options exercised in the first six months of fiscal 2009 and 2008 was $15,000 and $428,000, respectively.

The summary of options vested, exercisable and expected to vest at October 31, 2008 comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	6,103	$6.71	$22	4.98
Options exercisable	4,444	$7.79	$22	3.19

The summary of unvested restricted stock awards for the first six months of fiscal 2009 comprised (in thousands, except life):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2008	124	$6.98
Restricted stock issued	72	$2.30
Restricted stock vested	(22)	$7.11
Restricted stock forfeited	(33)	$6.47

Nonvested restricted stock, October 31, 2008	141	$4.69

The aggregate intrinsic value of vested and expected to vest restricted stock units, which had a weighted average remaining contractual term of 1.1 years, was $6,000 at October 31, 2008. For the six months ended October 31, 2008 and 2007, the total fair value of restricted shares that vested was $0.2 million and $0.3 million, respectively.

As of October 31, 2008, there was approximately $4.0 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs that is expected to be recognized over a weighted-average period of 2.5 years for options and 2.1 years for restricted stock and restricted stock units.

The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation in the three and six-month periods ended October 31, 2008 and 2007 under SFAS 123R for options granted and for employee stock purchases under the ESPP, during these periods are as follows:

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007

Stock options:
Dividend yield(1)	—	—	—	—
Volatility factor(2)	0.65	0.64	0.63	0.64
Risk-free interest rate(3)	2.7%	4.2%	3.1%	4.3%
Expected life (years)(4)	4.6	4.8	4.6	4.8
Weighted average fair value of options granted during the period	$0.74	$2.84	$0.98	$3.01

Employee stock purchase plan:(5)
Dividend yield(1)	—	—	—	—
Volatility factor(2)	0.71	0.41	0.71	0.41
Risk-free interest rate(3)	1.4%	5.0%	1.4%	5.0%
Expected life (years)(4)	0.5	0.5	0.5	0.5
Weighted average fair value of employee stock purchases during the period	$0.81	$2.11	$0.81	$2.11

Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$2.30	$5.17	$2.30	$6.73

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

7.            BORROWING AGREEMENT

 In the first quarter of fiscal 2009, the Company renewed its $2.0 million operating line of credit with its bank.  The renewed line of credit, which expires on July 31, 2009, carries the same basic terms and financial covenants related to minimum effective tangible net worth and cash and cash equivalent and short-term investment balances as the original line of credit.  As of October 31, 2008, the Company had no borrowings outstanding under the line of credit but was not in compliance with the loan covenant related to minimum tangible net worth.  The Company is beginning discussions with the bank to modify the covenant and obtain a waiver of the current non-compliance.

8.            INCOME TAXES

Effective May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The liability for uncertain tax positions, if recognized, will decrease the Company’s tax expense. The Company does not anticipate that the amount of liability for uncertain tax positions existing at October 31, 2008 will change significantly within the next 12 months.  Interest and penalties related to the liability for uncertain tax positions are included in provision for income taxes.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The tax years since fiscal 1998 are subject to examination by the Internal Revenue Service and certain state tax authorities due to the Company’s net operating loss and/or tax credit carry forwards generated in those years. The Company is currently under audit by one state jurisdiction in which it operates for its fiscal 2005 filing but is not under examination by any other tax jurisdictions.

The Company recorded a tax provision of $97,000 and $136,000, respectively, for the three and six months ended October 31, 2008 resulting in an effective tax rate of approximately 1%.  The effective tax rate for the three and six months ended October 31, 2008 reflected the effects of a full valuation allowance against the Company’s net deferred tax assets principally from the federal and state net operating loss and tax credit carry forwards created in fiscal 2009 because of uncertainty as to the recoverability of those items due to the Company’s continuing operating losses. The tax provision for the three and six months ended October 31, 2008 is attributable to certain state and foreign jurisdictions in which the Company operates.

The Company recorded a tax benefit of $4.5 million and $5.6 million, respectively, for the three and six months ended October 31, 2007 resulting in an effective tax rate of (46)% and (47)%, respectively. The effective tax rate for the three and six months ended October 31, 2007 reflected the favorable impact associated with federal and California operating losses and research credits partially offset by the Company’s inability to deduct for tax purposes: (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants; and (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors.

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

Lease Commitments

At October 31, 2008, future minimum payments under the Company’s current operating leases are as follows (in thousands):

Years ended April 30,

2009 (Six months)	$515
2010	1,058
2011	1,094
2012	276

$2,943

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

10.         REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company currently operates in a single segment - voice quality products.

The Company’s revenue from external customers by geographic region, based on shipment destination, was as follows (in thousands):

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007

USA	$1,912	$3,218	$5,047	$14,584
Middle East/Africa	727	1,343	1,319	2,337
Canada	381	395	475	1,747
Far East	906	1,366	1,297	1,467
Other	196	315	516	524

Total	$4,122	$6,637	$8,654	$20,659

Sales for the three months ended October 31, 2008 included three customers that represented greater than 10% of total revenue (27%, 21 and 11%).  Sales for the six months ended October 31, 2008 included three customers that represented greater than 10% of total revenue (29% 10% and 10%).  Sales for the three months ended October 31, 2007 included four customers that represented greater than 10% of total revenue (23%, 20%, 12% and 10%).   Sales for the six months ended October 31, 2007 included three customers that represented greater than 10% of total revenue (43%, 18% and 11%).  As of October 31, 2008, the Company had four customers that represented greater than 10% of accounts receivable (43%, 24%, 14% and 11%).  At April 30, 2008, three customers represented greater than 10% of accounts receivable (46%, 16% and 13%).

The Company maintained substantially all of its property and equipment in the United States at October 31, 2008 and April 30, 2008.

11.                               SUBSEQUENT EVENT

In November 2008, the Company completed a further reduction in force in its continuing effort to more closely align its cost structure with current revenue levels.  The reduction in force impacted approximately 15 employees and contractors or approximately 13% of the Company’s workforce immediately prior to the reduction.  The costs of the reduction in force, which are expected to total less than $0.5 million, will be reported as part of the Company’s third quarter fiscal 2009 operating results.

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

Overview

We design, develop and market telecommunications equipment for use in enhancing voice quality and canceling echo in voice calls over wireline, wireless and internet protocol (IP) telecommunications networks. Our products monitor and enhance voice quality and provide security in the delivery of voice services. Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our more recent TDM-based product introductions have leveraged the processing capacity of our newer hardware platforms to offer not only echo cancellation but also enhanced Voice Quality Assurance (“VQA”) features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility.  Our most recent product introduction offers all the voice capabilities of our TDM-based products along with codec transcoding to meet the new challenges faced by carriers deploying VoIP technologies.

Since becoming a public company in June 1999, our financial success has been primarily predicated on the macroeconomic environment of U.S. wireline and, more recently, wireless carriers as well as our success in selling to the larger carriers. Since the beginning of calendar year 2004, large North American telecommunications service providers have been engaged in merger and acquisition activity. This activity largely drove a decline in our fiscal 2006 revenue as one of our two largest fiscal 2005 U.S. customers was and continues to be involved in post-merger integration and, consequently, orders from that customer since the first quarter of fiscal 2006 have been nominal. Over the last several quarters, not only have we continued to see changing strategies related to voice quality impacting the timing and amount of potential domestic and international customer demand, but we have also experienced delays in purchasing decisions due to the interplay of budget constraints with the strategic nature of their voice quality deployment and their transition to third generation cellular technology (“3G”) networks.

We believe that the current market conditions around the world could create further delays in purchasing decisions both as carriers tighten their capital investment activity due to internal budget constraints and as tighter credit hampers their ability to borrow to facilitate network expansion and/or upgrades.

Despite the previously mentioned delays due to budget and uncertainty around network architecture, we continue to believe that in the United States our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks will be key factors in adding new customers and driving opportunities for revenue growth. The development of our VQA feature set, which was originally targeted at the international Global System for Mobile Communications (“GSM”) market, has seen growing importance in the domestic market as well. We continue to focus sales and marketing efforts on international and domestic mobile carriers who might best apply our VQA solution. We have continued to invest in customer trials domestically and internationally in an attempt to better avail ourselves of these opportunities as they arise. Despite these efforts, we have experienced mixed results as we remain dependant on the buying patterns of a small, yet more diverse, group of large customers.

We expect additional long-term opportunities for growth will occur in voice over internet protocol, or “VoIP,” based network deployments as there appears to be a growing trend of service providers transitioning from traditional circuit-switched network infrastructure to VoIP. As such, since the beginning of fiscal 2005 we have directed, and expect to continue to direct, the majority of our R&D spending towards the development of our Packet Voice Processor, a platform targeting VoIP-based network deployments.  The Packet Voice Processor introduces cost-effective voice format transcoding capabilities combined with our VQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter. Although fiscal 2008 marked the first period in which revenue from the Packet Voice Processor exceeded 10% of total revenue, ordering patterns are still volatile leading to spikes in the timing and amount of revenue from this product.  In addition to the PVP development efforts, we have begun focusing on the creation of licensed versions of our core technology for use in other elements within communications networks, such as Bluetooth headsets.

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

Our Customer Base.    Historically, the majority of our sales have been to customers in the United States. These customers accounted for approximately 58% of our revenue in the first six months of fiscal 2009 and 63% and 71% of our revenue in fiscal 2008 and 2007, respectively. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. We expect that as we expand shipments of certain of our voice processing products, which are targeted at GSM networks, international revenue will become a larger percentage of our overall revenue.

Our revenue historically has come from a small number of customers. Our largest customer accounted for approximately 29% of our revenue in the first half of fiscal 2009 and 35% of our total revenue in fiscal 2008. Our five largest customers accounted for approximately 62% of our revenue in the first half of fiscal 2009 and 68% and 88% of our revenue in fiscal 2008 and 2007, respectively. Consequently, the loss of any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced in fiscal 2006 and again over the last eighteen months as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies that are described in our Annual Report on Form 10-K filed on July 10, 2008, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of October 31, 2008, we had deferred $3.0 million of revenue.  However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Condensed Consolidated Balance Sheet.  Of the $3.0 million of revenue deferred as of October 31, 2008, approximately $1.8 million was associated with installations and other product related deferrals and $1.2 million was associated with maintenance contracts.  In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date, to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

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

Inventory Valuation Allowances— In conjunction with our ongoing analysis of inventory valuation, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of write-downs required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in the recognition of larger than anticipated write-downs. For example, we recorded an inventory write-down for excess levels of inventory of $5.1 million in fiscal 2008. There were no sales of previously written-down inventory during the three and six-month periods ended October 31, 2008 and 2007.

Cost of Warranty— At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year.  The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures.  This would result in a decrease in gross profits. As of October 31, 2008, we had recorded $0.5 million of accruals related to estimated future warranty costs.  See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

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

Accounting for Income Taxes — Amounts recorded for income taxes, both current and deferred, are based on estimates of the tax consequences of our operations in the various tax jurisdictions in which we operate. Our deferred taxes are the result of temporary differences resulting from differing treatment of items such as valuation allowances for bad debts and inventory, for tax and accounting purposes. As part of our ongoing assessment of the recoverability of our deferred tax assets, on a quarterly basis we review the expiration dates of our net operating loss and research credit carry forwards. In addition, we complete a study on the impact of Section 382 of the Internal Revenue Code on at least a semi-annual basis to determine whether a change in ownership may limit the value of our net operating loss carry forwards. We determined that a full valuation allowance against all of our deferred tax assets beginning as of April 30, 2008 was required. We have considered all evidence, positive and negative, pursuant to SFAS 109, Accounting for Income Taxes, and believe that based on our recent operating losses and uncertainty about the magnitude and timing of future operating profits, it is no longer more likely than not that our deferred tax assets will be realized.

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

The effective tax rate was approximately 1% and (46)% for the three months ended October 31, 2008 and 2007, respectively. The effective tax rate for the six months ended October 31, 2008 and 2007 was approximately 1% and (47)%, respectively.  In general, our effective tax rates differ from the statutory rate primarily due to stock-based compensation, research and experimentation tax credits, state taxes and the tax impact of foreign operations. However beginning with the fourth quarter of fiscal 2008, the effective tax rate was also significantly impacted by the establishment of a valuation allowance against our net deferred tax asset position.  As a result, the effective tax rate reflects the tax consequences of certain of the smaller state and foreign jurisdictions in which we report limited profits.

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

In February 2008, the FASB also issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or discounted at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There was no material impact from our adoption of SFAS No. 157 relative to our financial assets and liabilities effective May 1, 2008.  We are currently assessing the impact that SFAS 157 will have on our non-financial assets and liabilities, on our results of operations, financial position and cash flows, upon adoption beginning in fiscal 2010.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which provides clarification on the application of SFAS 157 as it relates to financial assets that need to be valued but for which the market has become inactive.  The FSP was effective immediately on the date of its issuance and application of the FSP during the second quarter did not have a material impact on our results of operations, financial position or cash flows.

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

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.7	66.5	52.0	44.0
Gross Profit	48.3	33.5	48.0	56.0
Operating expenses:
Sales and marketing	74.3	78.1	76.6	50.7
Research and development	83.0	81.3	79.1	50.6
General and administrative	50.9	43.1	48.0	25.9
Amortization of purchased intangibles	0.6	3.7	0.6	2.4
Total operating expenses	208.8	206.2	204.3	129.6
Loss from operations	(160.5)	(172.7)	(156.3)	(73.6)
Other income, net	(6.1)	22.9	(3.8)	15.3
Loss before provision for (benefit from) income taxes	(166.6)	(149.8)	(160.1)	(58.3)
Provision for (benefit from) income taxes	2.4	(68.4)	1.5	(27.3)
Net loss	(169.0)%	(81.4)%	(161.6)%	(31.0)%

THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007.

Revenue.

	Three months ended October 31,		Six months ended October 31,		Change From Prior Year
$s in thousands	2008	2007	2008	2007	3 Month Period	6 Month Period
Revenue	$4,122	$6,637	$8,654	$20,659	$(2,515)	$(12,005)

The decrease in revenue during the three and six months ended October 31, 2008 compared to the same periods in fiscal 2008 was largely due to a decrease in revenue from our largest domestic customer, Verizon, as well as declines in the overall purchases from the next four largest customers in fiscal 2008, without an increase in other domestic and international business to offset these declines.  In the aggregate, our top five customers in fiscal 2009 accounted for $3.1 million and $5.4 million, respectively, of revenue in the three and six months ended October 31, 2008 as opposed to the top five customers in the same periods of fiscal 2008, which accounted for $4.9 million and $16.8 million, respectively.

Our largest customer in both fiscal 2009 and 2008, Verizon, accounted for approximately $1.1 million and $2.5 million, respectively, of our revenue during the three and six months ended October 31, 2008 as compared to $1.5 million and $8.9 million, respectively, during the corresponding periods of fiscal 2008.  This decline in revenue, both in real terms and as a percentage of revenue, appears to be largely due to Verizon shifting focus away from their traditional wireless network deployments, where our product has historically been installed, to newer 3G networks. The mix of customers that represent our next four largest customers has changed year over year but is reflective of a growing trend of our international business becoming a larger percentage of our revenue base mostly due to the decline in our domestic revenues exceeding the rate of decline we have experienced internationally and our VoIP product offering beginning to take hold, primarily domestically.  Two customers, other than Verizon, accounted for over 10% of our revenue for the three and six month periods ended October 31, 2009 and 2008.

Although we have experienced a consistent number of customers representing greater than 10% of our revenues during the first half of fiscal 2009 and 2008, the overall dollar magnitude of the revenue from these customers continues to trend down as buying decisions continue to be slow to materialize and are generally for more conservative amounts than buying patterns experienced in fiscal 2006 and 2007.  We believe that this protracted buying process and the smaller ordering levels are a function of tighter capital spending budgets and tighter credit markets, as well as uncertainty in the technical direction that companies are looking to take.  This indecision around future network design appears to have made carriers leery to invest heavily in legacy circuit switched technology due to the risk of stranding investments upon conversion to VoIP.  However on the VoIP side, we are experiencing carriers moving into the VoIP space in a more conservative manner than was expected by industry analysts, resulting in deployments at a fraction of the size which we are accustomed to seeing for circuit switched network deployments.  Although our initial VoIP product design was designed for large scale deployments and therefore was not easily adaptable to meet the smaller scale deployments that most carriers wanted to undertake, we have recently completed development of a smaller scale version of PVP product, which we hope will more closely meet current market demands.

Geographically, our domestic revenue for the three months ended October 31, 2008 totaled 46% of total worldwide revenue as compared to 48% realized for the three months ended October 31, 2007.  Our domestic revenue for the six months ended October 31, 2008 was 58% of worldwide revenue as compared to 71% for the comparable period in fiscal 2008.  The decrease in the domestic portion of our revenue both in real terms and as a percentage of total revenue was primarily driven by the decline in Verizon purchasing activity.  Our international revenue has primarily been dependent on our success in selling VQA. Although we continue to believe that there are meaningful international revenue opportunities, we continue to experience slower than anticipated purchasing cycles from our existing and prospective international customers, which has resulted in volatility in the level of international revenue from quarter to quarter.  We plan to continue to invest in our international infrastructure and in customer trials to attempt to capture the international revenue opportunities that exist for us.  However, we expect that sales of our TDM-based BVP-Flex and QVP products will continue to represent the majority of our revenue in the foreseeable future.    We expect revenue in the third quarter of fiscal 2009 to remain relatively consistent with the quarterly levels experienced in the first half of fiscal 2009.

Cost of Goods Sold and Gross Profit.

	Three months ended October 31,		Six months ended October 31,		Change From Prior Year
$s in thousands	2008	2007	2008	2007	3 Month Period		6 Month Period
Cost of goods sold	$2,129	$4,411	$4,499	$9,094	$(2,282)		$(4,595)
Gross profit	1,993	2,226	4,155	11,565	(233)		(7,410)
Gross margin%	48.3%	33.5%	48.0%	56.0%	14.8	%pts	(8.0	)%pts

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold was primarily driven by the decrease in business volume during the three and six months ended October 31, 2008 as compared to the three and six months ended October 31, 2007.  Our analysis of gross profit below discusses the other factors driving changes in cost of goods sold.

Our gross margin percentage increased during the three months ended October 31, 2008, as compared to the comparable period in fiscal 2008, primarily as a result of reduced manufacturing and service overhead costs, which are allocated to cost of sales, attributable to the reductions in force that occurred at the end of the second quarter of fiscal 2008 and again at the beginning of the second quarter of fiscal 2009.   These favorable trends in spending were partially offset by our under absorbed manufacturing overhead costs representing a larger percentage of our revenues.  This was due to reductions in production and purchasing levels in fiscal 2009 that led to increased amounts of under absorbed overhead and to the fiscal 2009 decline in revenue causing the under absorption to become a larger percentage of our revenues.  The favorable movement in manufacturing and service allocations during the second quarter of fiscal 2009 was also partially offset by increases in our provisions for excess inventory and warranty provision in the first quarter of fiscal 2009 as compared to fiscal 2008.

Our gross margin percentage decreased during the six months ended October 31, 2008, as compared to the comparable period in fiscal 2008, primarily largely due to our under absorbed manufacturing overhead costs representing a larger percentage of our revenues and increased provisions for excess inventory and warranty costs during the first half of fiscal 2009.  These factors that lead to declines in our gross margin percentage were only partially offset by the reductions in manufacturing and service allocations to cost of sales.

All other things being equal, we expect that if our revenue levels increase, gross margin percentages should increase slightly from the current levels as the continued under absorption of manufacturing overheads will become a smaller percentage of a larger revenue base, resulting in improved margins.  However, we could experience further pricing pressures as we expand the distribution of our products internationally through value-added resellers and distributors, which could cause our gross margins to decrease.

Sales and Marketing.

	Three months ended October 31,		Six months ended October 31,		Change From Prior Year
$s in thousands	2008	2007	2008	2007	3 Month Period		6 Month Period
Sales & Marketing Expense	$3,061	$5,185	$6,626	$10,477	$(2,124)		$(3,851)
% of Revenue	74.3%	78.1%	76.6%	50.7%	(3.8	)%pts	25.9	%pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The decrease in sales and marketing expense in the three and six month periods ending October 31, 2008, as compared to the corresponding periods in fiscal 2008 was largely due to the impacts of the reduction in force that occurred at the end of second quarter of fiscal 2008 and subsequent attrition in the sale and marketing organizations and the reduction in force completed at the beginning of the second quarter of fiscal 2009.  The resulting reduction in headcount had a direct impact on both base pay and variable compensation, which experienced a combined reduction of $1.4 million and $2.5 million during the three and six months periods, respectively.  The reduction in headcount also impacted travel and related expenses which experienced a $0.5 million and $0.7 million decrease during the three and six month periods, respectively and also resulted in a reduction in stock compensation for the during the six months ended October 31, 2008 of approximately $0.6 million.  Lastly sales and marketing spending declined by $0.1 million and $0.3 million during the three and six months periods, respectively due to tighter cost control through the adoption of a more focused marketing communications program.  We expect sales and marketing expenses to decrease in the third quarter of fiscal 2009 as we realize the full benefits from reduction in force that was completed in the second quarter of fiscal 2009.

Research and Development.

	Three months ended October 31,		Six months ended October 31,		Change From Prior Year
$s in thousands	2008	2007	2008	2007	3 Month Period		6 Month Period
Research & Development Expense	$3,422	$5,394	$6,849	$10,445	$(1,972)		$(3,596)
% of Revenue	83.0%	81.3%	79.1%	50.6%	1.7	%pts	28.5	%pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The decrease in expense during the three and six month periods ended October 31, 2008 as compared to the corresponding periods in fiscal 2008 was largely driven by the reduction in force that occurred at the end of the second quarter of fiscal 2008 and subsequent attrition and the reduction in force that occurred at the beginning of the second quarter of fiscal 2009.  As a result of the reduction and the related closure of our Canadian research operations, we experienced a decline in payroll and related expenses totaling $1.1 million and $2.2 million during the three and six months ended October 31, 2008, respectively.  Due to the fiscal 2008 reduction in force impacting a larger number of employees in the engineering area than the reduction in force in the second quarter of fiscal 2009, we experienced a $0.7 million reduction in termination and office closure costs in both the three and six months ended October 31, 2008.  We also experienced a $0.1 million and $0.3 million decline in stock-based compensation attributable to employees in the research and development organization during the three and six months ended October 31, 2008, respectively.  See the discussion in the Stock-based Compensation section below.   Lastly, in the six months ended October 31, 2008 we also experienced a $0.2 million decline in spending related to consumed materials associated with a reduction in the level of prototype material purchases due to the stage of development of our products.  We expect research and development expenses to decrease in the third quarter of fiscal 2009 as we realize the full benefits from reduction in force that was completed in the second quarter of fiscal 2009.

General and Administrative.

	Three months ended October 31,		Six months ended October 31,		Change From Prior Year
$s in thousands	2008	2007	2008	2007	3 Month Period		6 Month Period
General & Administrative Expense	$2,100	$2,861	$4,155	$5,359	$(761)		$(1,204)
% of Revenue	50.9%	43.1%	48.0%	25.9%	7.8	%pts	22.1	%pts

 General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The decrease in general and administrative expense during the three and six months ended October 31, 2008 was largely due to a decrease in special charges attributable to the separation package for the departing CEO in fiscal 2008.  As a result, general and administrative spending declined by $0.7 million for both the three and six months ended October 31, 2008.  The decline during the three and six months ended October 31, 2008 also reflected the decrease in recruiting costs of approximately $0.1 million and $0.3 million, respectively, associated with the search for a new CEO after our CEO announced his retirement in the first quarter of fiscal 2008.  Finally, the decline in spending also was impacted by a decline in spending on professional services of $0.2 million for the six months ended October 31, 2008 due largely to the incremental costs incurred in the first quarter of fiscal 2008 associated with the adoption of FIN 48.  We expect general and administrative expenses to decrease modestly in the third quarter of fiscal 2009 due to the seasonal nature of our spending on audit and tax services.

Stock-based Compensation.

Stock-based compensation expense recognized under SFAS 123R in fiscal 2009 and 2008 was as follows:

	Three months ended October 31,		Six months ended October 31,
$s in thousands	2008	2007	2008	2007
Cost of Sales	$57	$79	$152	$198
Sales and marketing	245	373	387	974
Research and development	144	276	374	723
General and administrative	280	560	508	760
Total	$726	$1,288	$1,421	$2,655

The decline in stock based compensation for the three and six months ended October 31, 2008 is due to two key factors.  First and foremost is the reduction in options outstanding and therefore stock compensation linked to the reductions in force that occurred since the end of the second quarter of fiscal 2008.  The second key element of the decline is linked to the timing of option grants that are subject to accounting under SFAS 123R. As compensation related to older options, which were granted at higher fair values per share due to the stock price at the time of grant, become fully amortized, they are being replaced by newer option grants which are being issued at lower fair values due largely to the decline in our stock price.   We expect to continue to experience a declining level of expense related to stock compensation.

Amortization of purchased intangible assets.

	Three months ended October 31,		Six months ended October 31,		Change From Prior Year
$s in thousands	2008	2007	2008	2007	3 Month Period		6 Month Period
Amortization of purchased intangible assets	$24	$246	$49	$492	$(222)		$(443)
% of Revenue	0.6%	3.7%	0.6%	2.4%	(3.1	)%pts	(1.8	)%pts

Purchased intangible assets relate to our acquisition of Jasomi in fiscal 2006 and are being amortized to operating expense over their estimated useful lives which range from four to five years.  The decline in amortization is largely due to the $1.3 million impairment charge that was recognized at the end of fiscal 2008.

Reduction in Force and Related Charges.

	Three months ended October 31,		Six months ended October 31,
$s in thousands	2008	2007	2008	2007
Cost of Sales	$31	$65	$31	$65
Sales and marketing	234	230	234	230
Research and development	243	894	243	894
General and administrative	374	524	374	524
Total	$882	$1,713	$882	$1,713

In the second quarter of fiscal 2009, we incurred a charge of $0.9 million related to the reduction in force and related charges undertaken in an effort to reduce spending levels to coincide with the more recent declines we had experienced in our revenue.  The reduction in force resulted in approximately a 15%  reduction in our worldwide headcount and the vacating of approximately 20% of the space in our Mountain View headquarters.  The space vacated is currently being marketed for sublease.  As of the end of the second quarter of fiscal 2009, all costs associated with the fiscal 2008 reduction in force had been incurred, except for approximately $24,000 related to outplacement services which lapsed without being used and was therefore reversed to the same financial lines to which it was originally recorded in the second quarter of fiscal 2008.

 In addition to the fiscal 2008 restructuring costs, in the second quarter of fiscal 2008 we also incurred other one time benefit costs associated with the retirement package for our CEO in August 2007, which totaled approximately $0.4 million and was included in general and administrative expense.

Other Income, Net.

	Three months ended October 31,		Six months ended October 31,		Increase (Decrease) From Prior Year,
$s in thousands	2008	2007	2008	2007	3 Month Period		6 Month Period
Other income, net	$(253)	$1,515	$(329)	$3,161	$(1,768)		$(3,490)
% of Revenue	(6.1)%	22.9%	(3.8)%	15.3%	(29.0	)%pts	(19.1	)%pts

Other income, net consists of interest income on our invested cash and cash equivalent balances, foreign currency activities, and a nominal amount of interest expense. The decreases in other income, net for both the three and six months ended October 31, 2008 were primarily attributable to lower average cash balances, due in large part to the $41 million stock repurchase which was completed in the latter half of second quarter of fiscal 2008, as well as lower average returns on our invested cash due to the shift in our investment portfolio from auction rate securities to more liquid money funds.  The reduction also reflects impairment charges associated with two of our investments in auction rate securities during the three and six month periods ended October 31, 2008 of $0.8 million and $1.4 million, respectively.

Income Taxes.

	Three months ended October 31,		Six months ended October 31,		Decrease From Prior Year,
$s in thousands	2008	2007	2008	2007	3 Month Period		6 Month Period
Provision for (benefit from) income taxes	$97	$(4,532)	$136	$(5,631)	$4,629		$5,767
% of Revenue	2.4%	(68.4)%	1.5%	(27.3)%	70.8	%pts	28.8	%pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the second quarter of fiscal 2009 was approximately 1% compared to (46)%  in the second quarter of fiscal 2008.  The effective tax rate for the six months ended October 31, 2008 was approximately 1% compared to (47)%  for the six months ended October 31, 2007.  The effective tax rate for the three and six months ended October 31, 2008 reflected our establishment of a full valuation allowance against our deferred tax assets, including our net operating loss carry forwards.  As a result of this valuation allowance, our tax expense for the three and six months ended October 31, 2008 is limited to certain state and foreign tax jurisdictions where we report limited profits.  The effective tax rate for the three and six months ended October 31, 2007 reflected our inability to deduct for tax purposes (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants and (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors.  These items were partially offset by favorable levels of R&D credit due to continued expanded spending on product development.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2008, we had cash and cash equivalents of $43.3 million as compared to $36.1 million at April 30, 2008.  In addition, we had short-term investments of $2.5 million as compared to $14.4 million at April 30, 2008. In addition, as of October 31, 2008, we had long-term investments of $10.6 million as compared to $15.1 million at April 30, 2008. These long-term investments are tied to auction rate securities that failed to settle at auction.  Although these securities would normally be classified as short-term, as they typically settle every 7, 28 or 35 days, because they failed to settle at auction they have been reclassified to long-term pending them settling at auction (see Note 3 of Notes to the Condensed Consolidated Financial Statements). The decline in our aggregate cash and investment balances in fiscal 2009 is in large part due to the $8.1 million of cash used by operations primarily due to our operating losses during the first six months of fiscal 2009.  We have a $2 million line of credit facility with our bank, which expires in July 2009.  There are no amounts outstanding as of October 31, 2008 under the line of credit.  As of October 31, 2008, we were not in compliance with the loan covenant related to minimum tangible net worth.  We are beginning discussions with the bank to modify the covenant and obtain a waiver of the current non-compliance.

Since March 1997, we have satisfied our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Six months ended October 31,
	2008	2007
Cash flow from operating activities	$(8,087)	$(9,816)

The use of cash for the first half of fiscal 2009 was largely due to our continued operating losses.   The other operating factor that impacted cash flows from operations was a decline in accrued expenses of $1.4 million primarily due to declines in employee related accruals as a result of the pay-down of certain accrued liabilities during the first six months of fiscal 2009 and reduced levels of new accrual activity in fiscal 2009 due to the reductions in forces completed in the first half of the fiscal 2009, as well as reduced levels of variable compensation due to our operating performance during the first half of fiscal 2009 .  Partially offsetting these operating uses of cash were cash inflows due to a $3.4 million reduction in our outstanding accounts receivable balance due to collection of prior sales and the reduced level of current year sales.

Our accounts receivable days sales outstanding at October 31, 2008 was approximately 42 days compared to 62 days at April 30, 2008.

We expect to see continued modest levels of negative cash flows from operations in the coming quarter based on continued softness in revenue resulting in operating losses.

	Six months ended October 31,
	2008	2007
Cash flow from investing activities	$15,110	$34,923

We generated $15.1 million in cash from our investing activities in the first half of fiscal 2009 primarily as a result of liquidating $15.4 million of investments, the proceeds from which were invested in cash and cash equivalents.  Additionally impacting cash flows from investing activities was the purchase of $0.3 million of equipment, primarily to support our product development efforts.  We plan to continue to invest in capital assets related to new product features and to support our efforts to sell our VoIP products.

	Six months ended October 31,
	2008	2007
Cash flow from financing activities	$134	$(40,018)

We generated $0.1 million of cash in financing activities in the first half of fiscal 2009 due to funds received from the employee stock purchase plan and stock option exercises.  Although we expect to continue to have positive cash flows from financing activities due to employee stock plan activity, the level of cash flow will vary depending on market conditions.

We have no material commitments other than obligations under operating leases, particularly our facility leases, and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting.  We currently occupy approximately 61,000 square feet of space in the two buildings that form our Mountain View, California headquarters.  In September 2005, we renegotiated our Mountain View, California lease, which extended the lease term through July 31, 2011 and reduced the rent cost.  We have engaged a leasing company to sublease approximately 11,200 square feet of our Mountain View headquarters which we have vacated due to reduced space needs since the latest reduction in force that we affected in the second quarter of fiscal 2009.

The following table sets forth our contractual commitments as of October 31, 2008:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years
Operating leases	$2,943	$515	$2,152	$276	$—
Purchase commitments	3,247	3,247	—	—	—

Total	$6,190	$3,762	$2,152	$276	$—

We believe that we will be able to satisfy our cash requirements for at least the next eighteen months from our existing cash, short-term and long-term investments.  The ability to fund our operations beyond the next eighteen months will be dependent on the overall demand of telecommunications providers for new capital equipment. Should we continue to experience significantly reduced levels of customer demand for our products compared to historical levels of purchases, we could need to find additional sources of cash during the latter part of fiscal 2010 or be forced to further reduce our spending levels to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 62% of our revenue in the first half of fiscal 2009 and 68% and 88% of our revenue in fiscal 2008 and 2007, respectively. Our largest customer accounted for approximately 29% of our revenue in the first half of fiscal 2009 and 35% and 64% of our revenue in fiscal 2008 and 2007, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels. In addition, our customer concentration exposes us to credit risk as, for example, 91% of our accounts receivable balance at October 31, 2008 was from four customers.

Since the beginning of calendar year 2004, North American telecommunication service providers have been involved in a series of merger and acquisition activities and some affected telecommunication service providers are still assessing the network technology and deployment plans. In any merger, product purchases for network deployment may be reviewed, postponed or canceled based on revised plans for technology or network expansion for the merged entity. We believe this is what happened at Nextel when, in December 2004, they announced a plan to merge with Sprint. Consequently, our fiscal 2006 revenue from Nextel was nominal compared to 37% of our total worldwide revenue, or $34.9 million, in fiscal 2005. More recently, we have also experienced changes in buying patterns due to carrier transitions from their legacy TDM/networks to VoIP networks and the impact of the world-wide economic and credit crisis.  These more recent factors have directly impacted the timing and magnitude of carrier’s buying patterns, as they are closely watching their capital spending and are looking to minimize their investment in their legacy network configurations but have been slow to deploy large scale VoIP networks.  Until carrier transition strategies from their legacy TDM/networks to VoIP networks get clarified and the economic and credit markets return to a more normal state, our revenue could be more volatile due to timing issues around large customer purchases.

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

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE WHICH COULD CAUSE OUR SALES TO DECLINE.

We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. Although we believe we will meet our product introduction timetables, there is no guarantee that delays will not occur. For example, we realized our first modest levels of revenue from our new voice quality features, which are offered on our BVP-Flex and Quad Voice Processor (QVP) voice processing hardware platforms, in the fourth quarter of fiscal 2004 and are continuing to experience numerous customer evaluations of the latest versions of these features around the world. These evaluations have typically taken longer than we anticipated. Although we have experienced substantial revenue from our VQA products over the last two fiscal years, there is no guarantee that our VQA products will continue to meet the expectations of new potential customers or that customers will continue to invest heavily in traditional TDM/wireline network infrastructure. As such, the timing of our realization of any additional revenues from the VQA platforms could be delayed or not materialize at all.

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

We have begun to work with equipment providers for other elements of communications networks, most notably Bluetooth headset providers, to license our voice algorithms for use in their devices.  Although we believe that porting our algorithms to these new devices will not be a material undertaking, there is no guarantee that we will be successful in the porting efforts or that we will gain market acceptance.  In addition, as the barriers to entry related to technology embedded in Bluetooth devices are low, there is no guarantee that our competitors, who may have more resources and/or market presence, will not enhance their offerings to compete directly with our technology.  Further, there is no guarantee that if and when our algorithms become adopted in other portions of the communications network that they will not reduce the demand for our existing voice processing platforms, which could adversely impact our revenues and increase the risk for excess or obsolete inventory in our existing platforms.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND WE ANTICIPATE THAT THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue significantly declines, as we experienced in fiscal 2008 and the first six months of fiscal 2009, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price. For example, we have experienced delays in customers finalizing contracts and/or issuing purchase orders, which have resulted in revenues slipping out of the quarter in which we had expected to recognize them. This resulted in revenue shortfalls from investor expectations during several quarters over the last 18 months and ultimately resulted in us experiencing declines in our stock price following the announcement of these revenue shortfalls.

OUR REVENUE MAY VARY FROM PERIOD TO PERIOD.

Factors that could cause our revenue to fluctuate from period to period include:

•       changes in capital spending in the telecommunications industry and larger macroeconomic trends, including but not limited to the impacts of the current world-wide economic crisis;

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

As of October 31, 2008, we held five AA and two A rated auction rate securities, totaling $18.8 million of par value, which failed to settle at auctions. Although the majority of these securities only began to fail to auction in the fourth quarter of fiscal 2008, two of the securities with a par value of $10.0 million have failed to settle since the second quarter of fiscal 2008. Due to the prolonged nature of the decline in value of these two auction rate securities that have failed to settle since the second quarter of fiscal 2008, the severity of the decline and no clear indication of when they might settle, we determined that the unrealized loss was no longer temporary. Therefore, we have recognized a total of $5.5 million of impairment charges in the condensed consolidated statement of operations since the beginning of the fourth quarter of fiscal 2008 ($1.4 million in fiscal 2009). We believe that the $0.2 million decline in value that we have experienced in the remaining five auction rate securities as of October 31, 2008 is a temporary event and we have accounted for this decline as an unrealized loss in accumulated other comprehensive loss within stockholders’ equity in the condensed consolidated balance sheets. It is possible that we will incur further unrealized losses in fiscal 2009 related to these securities. In addition, in the future should we determine that the decline in value of the other auction rate securities is other than temporary, we would recognize a further impairment charge on our condensed consolidated statement of operations, which could be material. As of November  30, 2008, we continued to hold auction rate securities with a par value of $17.4 million. See Item 3. below for a further discussion of our auction rate securities.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of October 31 2008 and April 30, 2008, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempted to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities which prior to the fourth quarter of fiscal 2008 management has been able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments. Those securities with maturities of greater than one year, including auction rate securities that failed to settle and which based on their nature do not appear likely to settle in the near term, are classified as long-term investments. Short and long-term investments consist primarily of auction rate securities in asset backed securities and corporate notes. Our investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale took place. In the first half of fiscal 2009 and during fiscal 2008, we realized no gains or losses on our investments, but we did recognize impairment charges of $1.4 million in the first half of fiscal 2009 and $4.1 million in fiscal 2008 on certain of our auction rate securities that failed to settle and have recorded a cumulative unrealized loss of  $0.2 million on the remaining auction rate securities as a component of accumulated other comprehensive loss.

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to settle, are reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of October 31, 2008 and April 30, 2008, we held two auction rate securities totaling $10.0 million of par value, which had an original rating at the time we purchased them of AA but are currently rated A and have failed to settle at auctions since the second quarter of fiscal 2008.  As of October 31, 2008, we held five additional auction rate securities with a par value of $8.8 million (eight additional auction rate securities with a par value of $24.3 million as of April 30, 2008) which continue to be rated AA or better but failed to settle since the fourth quarter of fiscal 2008. While we continue to earn interest on these investments at the maximum contractual rate, the fair value of certain of these auction rate securities no longer approximates par value. Accordingly, we have recorded these investments at a fair value of $13.2 million as of October 31, 2008 ($29.5 million as of April 30, 2008). Due to the prolonged nature and the severity of the decline in the value of the two auction rate securities that have failed to settle since the second quarter of fiscal 2008 and no clear indication of when they might settle, we determined that the unrealized loss was no longer temporary. Therefore, we have recognized $1.4 million and a $4.1 million of impairment charges in the first half of fiscal 2009 and the fourth quarter of fiscal 2008, respectively, on these two auction rate securities. We believe that the $0.2 million decline in value that we have experienced in the remaining auction rate securities as of October 31, 2008, is a temporary event and has been accounted for as an unrealized loss in accumulated other comprehensive loss. We have concluded that no other-than-temporary impairment losses occurred for the auction rate securities that began to fail to settle in fourth quarter of fiscal 2008 because we believe that the decline in fair value is due to general market conditions, these investments are of high credit quality, and we have the intent and ability to hold these investments until the anticipated recovery in fair value occurs. We will continue to analyze our auction rate securities each reporting period for impairment and may be required to recognize an impairment charge in the statement of operations if the decline in fair value is determined to be other than temporary. The fair value of these securities has been estimated by management based on assumptions that market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions.

Our investment securities are not leveraged. Due to the short-term nature of our investments, they are not subject to significant fluctuations in their fair value due to changes in interest rates. As such, the recorded fair value of the investments at October 31, 2008 and April 30, 2008 approximates the fair value after assuming a hypothetical shift in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over the remaining life of the investments, which shifts are representative of the historical movements in the Federal Funds Rate. 100 BPS equals 1%.

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of October 31, 2008 and April 30, 2008 (dollars in thousands). Carrying value approximates fair value.

	October 31, 2008		April 30, 2008
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$43,288	2.35%	$36,131	2.61%
Short-term investments	2,520	5.61%	14,400	4.15%
Long-term investments	10,646	4.60%	15,130	4.50%

Total	$56,454	2.92%	$65,661	3.38%

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

Disclosure Controls and Procedures

Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of October 31, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of October 31, 2008, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended October 31, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2008, as filed with the SEC on July 10, 2008, have not substantively changed, except for the following risk factors:

1. The risk factor “We Depend On A Limited Number Of Customers, The Loss Of Any One Of Which Could Cause Our Revenue To Decrease,” was revised to include first half of fiscal 2009 financial information and to include credit risk associated with our customer concentration, as well as to include the risk of changing buying patterns of our customers and the current world-wide economic crisis.

2. The risk factor “We Are Reliant Primarily On Our Voice Quality Business To Generate Revenue Growth And Profitability, Which Could Limit Our Rate Of Future Revenue Growth,” was revised to update information for our first half of fiscal 2009.

3. The risk factor “If We Do Not Successfully Develop And Introduce New Products, Our Products May Become Obsolete Which Could Cause Our Sales to Decline,” was revised to include the risk that our customers may not continue to invest heavily in traditional TDM/network infrastructure.

4.  We have added the following risk factor:  “As We Modify Our Core Algorithms For Use In Other Elements Of Communications Networks, There Is No Guarantee That We Will Be Successful In Capturing Market Share Or That It Will Not Adversely Impact The Sale Of Our Existing Products.”

5. The risk factor “Our Operating Results Have Fluctuated Significantly In the Past, And We Anticipate That They May Continue To Do So In The Future, Which Could Adversely Affect Our Stock Price.” was revised to include first half of fiscal 2009 financial information.

6.  The risk factor “Our Revenue May Vary From Period to Period.” was revised to reference the current world-wide economic crisis.

7.  The risk factor “There Is Risk That Our Auction Rate Securities Will Not Settle At Auction And We May Experience Additional Other Than Temporary Declines In Value, Which Could Cause Additional Charges To Be Realized On Our Statement Of Operations” has been revised to include first half fiscal 2009 financial information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 12, 2008, we held our 2008 Annual Meeting of Stockholders at our corporate headquarters in Mountain View, California. Of the 26,236,228 shares entitled to vote at the meeting, 22,828,393 (87.01%) were represented. During this meeting the following matters were voted upon:

Matter	For	Against	Withheld/Abstain	Brorker Non-votes
Election of three directors to serve until the 2011 annual meeting of stockholders:
Gregory M. Avis	17,301,535	—	5,526,858	—
Francis (Fran) Dramis, Jr.	17,434,715	—	5,393,678	—
Edwin L. Harper	17,323,259	—	5,505,134	—

Andrei M. Manoliu, PhD and David M. Sugishita will continue in office as directors in the class of directors to be elected at our 2009 annual meeting of stockholders.  William A. Hasler and Todd G. Simpson will continue in office as directors in the class of directors to be elected at our 2010 annual meeting of stockholders.

Ratification of the selection of Burr, Pilger & Mayer, LLP as Ditech’s independent registered public accounting firm for the fiscal year ending April 30, 2009.	20,587,470	58,559	2,182,364	—

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Networks, Inc.

Date: December 8, 2008	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
2.3(3)

Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson.

3.1(4)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(5)	Bylaws of Ditech Networks, Inc., as amended and restated
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the exhibit with the corresponding description from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed April 30, 2002.

(2)	Incorporated by reference from the exhibit with the corresponding description from Ditech’s Current Report on Form 8-K (File No. 000-26209) filed July 30, 2003.

(3)	Incorporated by reference from the exhibit with the corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005 (File No. 000-26209), filed July 14, 2005.

(4)	Incorporated by reference from Exhibit 3.2 to Ditech’s Current Report on Form 8-K (File No. 000-26209), filed May 22, 2006.

(5)	Incorporated by reference from Exhibit 3.1 to Ditech’s Current Report on Form 8-K (File No. 000-26209), filed August 15, 2007.

(6)	Incorporated by reference from Exhibit 99.2 to Ditech’s Current Report on Form 8-K (File No. 000-26209), filed March 30, 2001.

(7)	Incorporated by reference from the exhibit with the corresponding description from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.