Form 10-Q
period 2009-01-31
DITECH NETWORKS INC
filed 2009-03-11
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

YES  ☐     NO  ☒

As of February 28, 2009, 26, 256,917 shares of the Registrant’s common stock were outstanding.

Ditech Networks, Inc.

FORM 10-Q for the Quarter Ended January 31, 2009

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Networks, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2009	2008	2009	2008
Revenue
Product revenue	$3,864	$5,016	$9,198	$22,730
Service revenue	1,035	1,668	4,355	4,613
Total revenue	4,899	6,684	13,553	27,343

Cost of goods sold
Product revenue	2,287	2,719	6,323	11,227
Service revenue	173	247	636	833
Total cost of goods sold(1)	2,460	2,966	6,959	12,060

Gross profit	2,439	3,718	6,594	15,283

Operating expenses:
Sales and marketing (1)	2,366	3,885	8,992	14,362
Research and development (1)	3,004	3,769	9,853	14,214
General and administrative (1)	1,266	1,994	5,421	7,353
Amortization of purchased intangible assets	25	247	73	739
Impairment of goodwill	—	16,423	—	16,423

Total operating expenses	6,661	26,318	24,339	53,091

Loss from operations	(4,222)	(22,600)	(17,745)	(37,808)
Other income, net	346	933	15	4,094

Loss before provision for (benefit from) income taxes	(3,876)	(21,667)	(17,730)	(33,714)
Provision for (benefit from) income taxes	(86)	(1,997)	50	(7,628)

Net loss	$(3,790)	$(19,670)	$(17,780)	$(26,086)

Per share data:
Basic and diluted:
Net loss	$(0.15)	$(0.76)	$(0.68)	$(0.88)

Weighted shares used in per share calculation:
Basic and diluted	26,115	25,809	26,068	29,752

(1) Stock-based compensation expense was allocated by function as follows:

Cost of goods sold	$64	$98	$216	$296
Sales and marketing	45	316	432	1,290
Research and development	(95)	199	279	922
General and administrative	121	322	629	1,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	January 31, 2009	April 30, 2008

Assets
Cash and cash equivalents	$40,935	$36,131
Short-term investments	83	14,400
Accounts receivable, net of allowance for doubtful accounts of $289 at January 31, 2009 and $315 at April 30, 2008	4,168	5,294
Inventories	14,332	13,692
Other current assets	935	665

Total current assets	60,453	70,182

Long-term investments	8,161	15,130
Property and equipment, net	3,989	5,493
Purchased intangibles, net	66	139
Other assets	186	186

Total assets	$72,855	$91,130

Liabilities and Stockholders’ Equity
Accounts payable	$2,209	$2,130
Accrued expenses	3,325	5,070
Deferred revenue	605	1,274
Income taxes payable	129	229

Total current liabilities	6,268	8,703

Long term accrued expenses	312	377
Total liabilities	6,580	9,080

Commitments and contingencies (Note 9)

Common stock, $0.001 par value: 200,000 shares authorized and 26,257 and 26,090 shares issued and outstanding at January 31, 2009 and April 30, 2008, respectively	26	26
Additional paid-in capital	264,983	263,254
Accumulated deficit	(198,429)	(180,650)
Accumulated other comprehensive loss	(305)	(580)

Total stockholders’ equity	66,275	82,050

Total liabilities and stockholders’ equity	$72,855	$91,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended January 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(17,780)	$(26,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,789	1,934
Impairment loss on investments	1,367	—
Deferred income taxes	—	(7,535)
(Gain)/loss on disposal of property and equipment	18	(14)
Loss on disposal of property and equipment related to restructuring	262	—
Stock-based compensation expense	1,556	3,590
Amortization of purchased intangibles	73	739
Payment of employee-investor portion of convertible debenture	—	(610)
Amortization of employee-investor portion of convertible debentures	—	50
Impairment of goodwill	—	16,423
Changes in assets and liabilities:
Accounts receivable	1,126	6,583
Inventories	(721)	(5,535)
Other current assets	(270)	(185)
Income taxes	(100)	(494)
Accounts payable	79	(534)
Accrued expenses and other	(1,809)	(1,616)
Deferred revenue	(669)	(2,726)

Net cash used in operating activities	(15,079)	(16,016)

Cash flows from investing activities:
Purchases of property and equipment	(486)	(1,689)
Purchases of available for sale investments	(83)	(16,586)
Sales and maturities of available for sale investments	20,277	61,699
Acquisition of Jasomi Networks, Inc., net of cash received	—	(3,786)
Decrease in other assets	—	(2)

Net cash provided by investing activities	19,708	39,636

Cash flows from financing activities:
Repurchase of common stock	—	(41,006)
Proceeds from employee stock plan issuances	175	1,433

Net cash provided by (used in) financing activities	175	(39,573)

Net increase (decrease) in cash and cash equivalents	4,804	(15,953)
Cash and cash equivalents, beginning of period	36,131	34,074

Cash and cash equivalents, end of period	$40,935	$18,121

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

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of January 31, 2009, and for the three and nine month periods ended January 31, 2009 and 2008, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. The April 30, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for the interim period ended January 31, 2009 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2008, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 10, 2008, file number 000-26209.

Computation of Income (Loss) per Share

Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the three and nine-month periods ended January 31, 2009 and 2008. Diluted loss per share for the three and nine month periods ended January 31, 2009 and 2008 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.  For the three and nine-month periods ended January 31, 2009, common stock equivalents, primarily options, totaling approximately 5,492,000 shares and 6,283,000 shares, respectively, were excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive. For the three and nine-month periods ended January 31, 2008, common stock equivalents, primarily options, totaling approximately 7,209,000 shares and 6,468,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three months ended January 31,		Nine months ended January 31,
	2009	2008	2009	2008
Net loss per share, basic and diluted:
Net loss	$(3,790)	$(19,670)	$(17,780)	$(26,086)

Basic:
Weighted average shares outstanding	26,163	25,944	26,141	29,942
Less restricted stock included in weighted shares outstanding subject to vesting	(49)	(135)	(73)	(190)
Shares used in calculation of basic loss per share amounts	26,115	25,809	26,068	29,752

Net loss per share	$(0.15)	$(0.76)	$(0.68)	$(0.88)

Diluted:
Shares used in calculation of basic per share amounts	26,115	25,809	26,068	29,752
Dilutive effect of stock plans	—	—	—	—
Shares used in calculation of diluted per share amounts	26,115	25,809	26,068	29,752

Net loss per share	$(0.15)	$(0.76)	$(0.68)	$(0.88)

Comprehensive Income (Loss)

For the three and nine months ended January 31, 2009, comprehensive loss was $3.9 million and $17.5 million, respectively, and included the impact of unrealized gains and losses on available for sale investments.  For the three and nine months ended January 31, 2008, comprehensive loss was $19.8 million and $27.0 million, respectively, and included the impact of unrealized gains and losses on available for sale investments, net of tax.

Accounting for Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended January 31, 2009 and 2008 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006, the date of adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by APB 25, as allowed under SFAS 123, to the straight-line single-option approach.  Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in the first nine months of each of fiscal 2009 and 2008. Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15,  Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.  SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

Investments

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year, and auction rate securities which management typically has settled on 7, 28 or 35 day auction cycles, are considered short-term investments. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities that have failed to settle since fiscal 2008, for which conditions leading to their failure at auction create uncertainty as to whether they will settle in the near-term. Short- and long-term investments consist of auction rates securities, which have underlying instruments that consist primarily of AMBAC preferred stock, corporate notes and asset backed securities.  Although the AMBAC security is rated Ba1 and the other auction rate security is rated A3 they were both rated AA or higher at the time of purchase. The Company’s investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the Condensed Consolidated Balance Sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. In the first nine months of fiscal 2009 and 2008, the Company realized no gains or losses on its investments.

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and the extent to which the fair value has been below cost-basis, the financial condition of the issuer and the Company’s ability to hold the investment for a period of time, which may be sufficient for anticipated recovery of the market value. To the extent that the historical cost of the available for sale security exceeds the estimated fair market value, and the decline in value is deemed to be other-than-temporary, an impairment charge is recorded in the Condensed Consolidated Statement of Operations. During the nine months ended January 31, 2009, the Company recognized impairment losses of $1.4 million.  There was no impairment loss in the three months ended January 31, 2009 or in the three and nine months ended January 31, 2008.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. Since the Company does not currently have any convertible debt, it does not expect this statement will have a material impact on its financial condition, results of operations and cash flows upon adoption in fiscal 2010.

3.             BALANCE SHEET ACCOUNTS

Inventories

Inventories comprised (in thousands):

	January 31, 2009	April 30, 2008

Raw materials	$752	$716
Work in progress	29	27
Finished goods	13,551	12,949

Total	$14,332	$13,692

Stock-based compensation included in inventories at January 31, 2009 and April 30, 2008 was $13,000 and $17,000, respectively.

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

When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds; such items are classified in Level 1 of the fair value hierarchy. As of January 31, 2009 the Company held auction rate securities with a par value of $14.0 million, which are included in long-term investments. At January 31, 2009, there were no active markets for these auction rate securities or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds	$40,201	$40,201	$—	$—
Certificates of deposit	83	83	—	—
Auction rate securities	8,161	—	—	8,161

Total	$48,445	$40,284	$—	$8,161

The following table presents the changes in the Level 3 fair value category for the three and nine-month periods ended January 31, 2009 (in thousands):

		Net Realized/Unrealized Gains (Losses) included in
	November 1, 2008	Earnings	Other Comprehensive Loss	Purchases, Sales, Issuances and (Settlements)	Transfers in and/or (out) of Level 3	January 31, 2009

Assets
Auction rate securities	$13,145	—	$(134)	$(4,850)	—	$8,161

		Net Realized/Unrealized Gains (Losses) included in
	May 1, 2008	Earnings	Other Comprehensive Loss	Purchases, Sales, Issuances and (Settlements)	Transfers in and/or (out) of Level 3	January 31, 2009

Assets
Auction rate securities	$29,530	$(1,367)	$275	$(20,277)	—	$8,161

Accrued Expenses

Accrued expenses comprised (in thousands):

	January 31, 2009	April 30, 2008

Accrued employee related	$1,546	$2,708
Accrued warranty	511	550
Accrued professional fees	66	485
Accrued restructuring costs	296	240
Other accrued expenses	906	1,087

Total	$3,325	$5,070

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance

Sheet, during the three and nine-month periods ended January 31, 2009 and 2008 are as follows (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2009	2008	2009	2008

Balance as of the beginning of the fiscal period	$515	$742	$550	$754
Provision for warranties issued during fiscal period	55	—	275	83
Warranty costs incurred during fiscal period	(28)	(14)	(114)	(53)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	(31)	(115)	(200)	(171)

Balance as of January 31	$511	$613	$511	$613

4.             PURCHASED INTANGIBLES

On June 30, 2005, the Company acquired Jasomi Networks, (Jasomi”). The carrying value of intangible assets acquired in the Jasomi business combination was as follows (in thousands):

	January 31, 2009
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(2,107)	$(763)	$30
Customer relationships	1,100	(640)	(429)	31
Trade name and trademarks	200	(117)	(78)	5
Total	$4,200	$(2,864)	$(1,270)	$66

	April 30, 2008
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(2,054)	$(763)	$83
Customer relationships	1,100	(624)	(429)	47
Trade name and trademarks	200	(113)	(78)	9
Total	$4,200	$(2,791)	$(1,270)	$139

In the three months ended January 31, 2009 and 2008, the Company recorded $25,000 and $247,000, respectively, of amortization of Jasomi acquisition-related intangible assets. In the nine months ended January 31, 2009 and 2008, the Company recorded $73,000 and $739,000, respectively, of amortization of Jasomi acquisition-related intangible assets.

Estimated future amortization expense of purchased intangible assets as of January 31, 2009 is as follows (in thousands):

Years ended April 30,

2009 (three months)	$24
2010	38
2011	4
$66

5.             RESTRUCTURING

At the beginning of both the second and third quarters of fiscal 2009, the Company undertook reductions in force in an attempt to reduce its operating expenses. The reduction of force represented approximately 21% of the Company’s workforce as of April 30, 2008.  As a result of the reductions in headcount that have occurred over the last twelve months, the Company determined that it no longer needed approximately 20% of its Mountain View headquarters and has undertaken to sublease that space for some or all of the remainder of the lease term.  In addition, certain fixed assets have been idled due to the reduction in employees.  As there is no current plan to utilize these assets, the Company has decided to sell or scrap the assets.  As a result of these actions, the Company recorded charges in the three and nine months ended January 31, 2009 totaling approximately $0.5 million and $1.4 million, respectively.  The amount recorded in the third quarter of fiscal 2009 was comprised of severance and related benefits totaling $0.2 million, as well as an estimated loss associated with the abandonment of idled fixed assets totaling $0.3 million.  Of the $1.4 million recorded in the first nine months of fiscal 2009, $0.8 million was related to severance and related benefits for the impacted employees and the balance of $0.6 million was related to the estimated $0.3 million loss from subleasing the space vacated in September 2008 and $0.3 million related to the estimated loss on abandonment of idled fixed assets.  All individuals impacted by the reductions in headcount were notified of the termination prior to the end of the period in which their severance costs were recorded. As of January 31, 2009, 94% of the $0.8 million aggregate severance related costs had been paid.  The remaining severance related costs, which primarily relate to outplacement services and COBRA, will be paid over the next twelve months.

At the end of the second quarter of fiscal 2008, the Company undertook a restructuring of certain of its operations in an effort to streamline its operations and reduce costs. The restructuring included a reduction in the workforce of approximately 23% and the closure of its research operations in Canada. As a result of these actions the Company recorded a restructuring charge of approximately $1.3 million attributable to severance benefits paid and accrued and costs associated with the closure of the Canadian office, including $250,000 attributable to the loss on abandonment of the Canadian facility lease and losses on assets abandoned at that location.  Of the $1.3 million total restructuring charge, $1.0 million was attributable to severance and related benefits. In the three and nine months ended January 31, 2009, approximately $40,000 and $64,000, respectively, of estimated outplacement benefit accrual related to this reduction in force expired unused and was reversed back to the same financial lines to which it was originally recorded.  All individuals impacted by the reduction in headcount were notified of the termination of their employment as of October 31, 2007.

Reduction in force costs for the three and nine-month periods ended January 31, 2009 and 2008 were as follows (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2009	2008	2009	2008
Cost of Sales	$—	$7	$31	$72
Sales and marketing	89	46	323	276
Research and development	371	19	614	913
General and administrative	25	(20)	399	504
Total	$485	$52	$1,337	$1,765

6.            STOCKHOLDERS’ EQUITY

Employee Equity Plans

The Company utilizes a combination of Employee Stock Purchase, Stock Option and Restricted Stock plans as a means to provide equity ownership in the Company for its employees. In addition, the Company has a Non-employee Directors Stock Option Plan.  In the nine months ended January 31, 2009, 114,452 shares of common stock were issued under the Employee Stock Purchase Plan (“ESPP”) and 209,507 shares remain available for issuance under that plan as of January 31, 2009.

Activity under the stock option and restricted stock plans was as follows (in thousands, except life and exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price
Balances, April 30, 2008	2,180	7,060	$7.13
Restricted stock and restricted stock units issued	(94)
Restricted stock and restricted stock units forfeited	55
Options granted	(1,080)	1,080	$1.43
Options exercised	—	(10)	$0.57
Options forfeited	363	(363)	$4.51
Options expired	2,395	(2,395)	$7.80
Plan shares expired	(1,123)

Balances, January 31, 2009	2,696	5,372	$5.87

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

The aggregate intrinsic value of stock options exercised in the first nine months of fiscal 2009 and 2008 was $16,000 and $526,000, respectively.

The summary of options vested, exercisable and expected to vest at January 31, 2009 comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	5,006	$6.10	$85	6.00
Options exercisable	3,260	$7.70	$29	4.40

The summary of unvested restricted stock awards for the first nine months of fiscal 2009 comprised (in thousands, except life):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2008	124	$6.98
Restricted stock issued	72	$2.30
Restricted stock vested	(34)	$7.08
Restricted stock forfeited	(42)	$6.24

Nonvested restricted stock, January 31, 2009	120	$4.41

The aggregate intrinsic value of vested and expected to vest restricted stock units, which had a weighted average remaining contractual term of 1.1 years, was $6,000 at January 31, 2009. For the nine months ended January 31, 2009 and 2008, the total fair value of restricted shares that vested was $0.2 million and $0.3 million, respectively.

As of January 31, 2009, there was approximately $3.4 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs that is expected to be recognized over a weighted-average period of 2.4 years for options and 1.8 years for restricted stock and restricted stock units.

The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation in the three and nine-month periods ended January 31, 2009 and 2008 under SFAS 123R for options granted and for employee stock purchases under the ESPP, during these periods are as follows:

	Three months ended January 31,		Nine months ended January 31,
	2009	2008	2009	2008

Stock options:
Dividend yield(1)	—	—	—	—
Volatility factor(2)	0.68	0.64	0.65	0.64
Risk-free interest rate(3)	1.6%	3.5%	2.5%	3.8%
Expected life (years)(4)	4.6	4.8	4.6	4.8
Weighted average fair value of options granted during the period	$0.46	$1.91	$0.76	$2.33

Employee stock purchase plan:(5)
Dividend yield(1)	—	—	—	—
Volatility factor(2)	0.93	0.54	0.84	0.53
Risk-free interest rate(3)	0.4%	3.3%	0.8%	3.3%
Expected life (years)(4)	1.0	1.0	0.8	1.0
Weighted average fair value of employee stock purchases during the period	$0.45	$1.20	$0.59	$1.25

Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$—	$3.37	$2.30	$6.42

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

7.            BORROWING AGREEMENT

In the first quarter of fiscal 2009, the Company renewed its $2.0 million operating line of credit with its bank.  The renewed line of credit, which expires on July 31, 2009, carries the same basic terms and financial covenants related to minimum effective tangible net worth and cash and cash equivalent and short-term investment balances as the original line of credit.  As of January 31, 2009, the Company had no borrowings outstanding under the line of credit but was not in compliance with the loan covenant related to minimum tangible net worth.  In February 2009, the Company completed a modification of the line of credit which included the establishment of new financial covenants and a waiver of the covenant violation as of January 31, 2009.

8.            INCOME TAXES

Effective May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48,  Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109  (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The liability for uncertain tax positions, if recognized, will decrease the Company’s tax expense. The Company does not anticipate that the amount of liability for uncertain tax positions existing at January 31, 2009 will change significantly within the next 12 months.  Interest and penalties related to the liability for uncertain tax positions are included in provision for income taxes.

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

The Company recorded a tax provision (benefit) of $(86,000) and $50,000, respectively, for the three and nine months ended January 31, 2009 resulting in an effective tax rate of approximately (2%) and less than 1%, respectively.  The effective tax rate for the three and nine months ended January 31, 2009 reflected the effects of a full valuation allowance against the Company’s net deferred tax assets principally from the federal and state net operating loss and tax credit carry forwards created in fiscal 2009 because of uncertainty as to the recoverability of those items due to the Company’s continuing operating losses. The tax provision for the three and nine months ended January 31, 2009 is attributable to certain state and foreign jurisdictions in which the Company operates.

The Company recorded a tax benefit of $2.0 million and $7.6 million, respectively, for the three and nine months ended January 31, 2008 resulting in an effective tax rate of (9)% and (23)%, respectively. The effective tax rate for the three and nine months ended January 31, 2008 reflected the favorable impact associated with federal and California operating losses and research credits partially offset by the Company’s inability to deduct for tax purposes: (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants; (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors; and (3) the non-deductible nature of the impairment charge for goodwill recorded in the third quarter of fiscal 2008.

9.            COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning Voice Quality Assurance product orders (VQA orders) and the potential effect on Ditech of the merger between Sprint and Nextel, seeking monetary damages. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation,  No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006. The defendants moved to dismiss the complaint, and by order dated August 10, 2006, the court granted the defendants’ motion and dismissed the complaint with leave to amend. The plaintiffs filed their Second Amended Complaint on September 11, 2006. The defendants again moved to dismiss, and by order dated March 22, 2007, the court dismissed the Second Amended Complaint with leave to amend. The plaintiffs filed their Third Amended Complaint on April 23, 2007. On May 14, 2007, the defendants again moved to dismiss. By order dated October 11, 2007, the court dismissed the third amended complaint with prejudice. On November 8, 2007, the plaintiffs filed a notice of appeal to the Ninth U.S. Circuit Court of Appeals. The appeal has been fully briefed. Oral argument of the appeal has been set for April14, 2009.

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

Lease Commitments

At January 31, 2009, future minimum payments under the Company’s current operating leases are as follows (in thousands):

Years ended April 30,

2009 (three months)	$258
2010	1,058
2011	1,094
2012	276

$2,686

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

10.         REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company currently operates in a single segment - voice processing products.

The Company’s revenue from external customers by geographic region, based on shipment destination, was as follows (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2009	2008	2009	2008

USA	$1,463	$3,023	$6,509	$17,607
Middle East/Africa	659	1,189	1,978	3,526
Canada	368	681	843	2,428
Far East	2,380	1,048	3,677	2,515
Other	29	743	546	1,267

Total	$4,899	$6,684	$13,553	$27,343

Sales for the three months ended January 31, 2009 included three customers that represented greater than 10% of total revenue (45%, 15 and 13%).  Sales for the nine months ended January 31, 2009 included two customers that represented greater than 10% of total revenue (24% and 16%).  Sales for the three months ended January 31, 2008 included two customers that represented greater than 10% of total revenue (30% and 17%).   Sales for the nine months ended January 31, 2008 included three customers that represented greater than 10% of total revenue (40%, 15% and 13%).  As of January 31, 2009, the Company had three customers that represented greater than 10% of accounts receivable (53%, 20% and 14%).  At April 30, 2008, three customers represented greater than 10% of accounts receivable (46%, 16% and 13%).

The Company maintained substantially all of its property and equipment in the United States at January 31, 2009 and April 30, 2008.

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

Overview

We design, develop and market telecommunications equipment for use in enhancing voice quality and canceling echo in voice calls over wireline, wireless and internet protocol (IP) telecommunications networks. Our products monitor and enhance voice quality and provide transcoding in the delivery of voice services. Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our more recent TDM-based product introductions have leveraged the processing capacity of our newer hardware platforms to offer not only echo cancellation but also enhanced Voice Quality Assurance (“VQA”) features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility.  Our most recent product introduction offers all the voice capabilities of our TDM-based products along with codec transcoding to meet the new challenges faced by carriers deploying VoIP technologies.

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

Despite the previously mentioned delays due to budget and uncertainty around network architecture, we continue to believe that in the United States our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks will be key factors in adding new customers and driving opportunities for revenue growth. The development of our VQA feature set, which was originally targeted at the international Global System for Mobile Communications (“GSM”) market, has seen growing importance in the domestic market as well. We continue to focus sales and marketing efforts on international and domestic mobile carriers who might best apply our VQA solution. We have continued to invest in customer trials domestically and internationally in an attempt to better avail ourselves of these opportunities as they arise. Despite these efforts, we have experienced mixed results as we remain dependant on the buying patterns of a small, yet more diverse, group of carriers.

We expect additional long-term opportunities for growth will occur in voice over internet protocol, or “VoIP,” based network deployments as there appears to be a growing trend of service providers transitioning from traditional circuit-switched network infrastructure to VoIP. As such, since the beginning of fiscal 2005 we have directed the majority of our R&D spending towards the development of our Packet Voice Processor (PVP), a platform targeting VoIP-based network deployments.  The Packet Voice Processor introduces cost-effective voice format transcoding capabilities combined with our VQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter. Although fiscal 2008 marked the first period in which revenue from the Packet Voice Processor exceeded 10% of total revenue, ordering patterns are still volatile leading to spikes in the timing and amount of revenue from this product.

In addition to the PVP development efforts, we have begun developing other product offerings that leverage off our expertise in voice technology including but not limited to the creation of licensed versions of our core technology for use in other elements within communications networks, such as Bluetooth headsets and the recent announcement of our new mStage product, which is currently in development.  While the Bluetooth opportunities are focused on moving our expertise in voice quality to the communication interface devices at the fringe of the voice networks, mStage will enable mobile subscribers to use their voice as well as their thumbs to interact with web applications like social networking and IM on-demand, even during a phone call.  We are undertaking these new opportunities in an effort to not only diversify our product offerings but also our customer base.  We believe that these products could help generate a more predictable revenue base, which we believe is less susceptible to our customer’s decisions on the timing and nature of the network expansions than our legacy product offerings have experienced on a stand alone basis.

Acquisition History.    Although we regularly evaluate whether there are acquisition candidates that have technologies that would compliment our products and core strengths, in the last five fiscal years, we have completed only one acquisition. In June 2005, we acquired Jasomi, which developed and sold session border controllers that enable VoIP calls to traverse the network address translation, or “NAT,” and protect networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. Consideration for the acquisition totaled approximately $21.8 million.  We additionally issued shares of Ditech restricted stock to new employees hired as part of the acquisition.

Our Customer Base.    Historically, the majority of our sales have been to customers in the United States. Although these customers have traditionally accounted for well over 50% of our revenue in a given period, they are becoming a smaller percentage due to the growing interest in our VQA technology in several key international markets.  Domestic customers accounted for approximately 48% of our revenue in the first nine months of fiscal 2009 and 63% and 71% of our revenue in fiscal 2008 and 2007, respectively. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. Growth in international revenue, as a percentage of total review, has been largely driven by demand from customers in South East Asia, the Middle East and Latin America.  We expect our international demand to continue to be heavily influenced these markets as they are experiencing the highest level of growth and commonly have the most need for cost effective solutions to address voice quality in their growing networks.

Our revenue historically has come from a small number of customers. Our largest customer accounted for approximately 24% of our revenue in the first nine months of fiscal 2009 and 35% of our total revenue in fiscal 2008. Our five largest customers accounted for approximately 64% of our revenue in the first nine months of fiscal 2009 and 68% and 88% of our revenue in fiscal 2008 and 2007, respectively. Consequently, the loss of any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced in fiscal 2006 and again over the last eighteen months as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies that are described in our Annual Report on Form 10-K filed on July 10, 2008, the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the United States and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of January 31, 2009, we had deferred $3.5 million of revenue.  However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Condensed Consolidated Balance Sheet.  Of the $3.5 million of revenue deferred as of January 31, 2009, approximately $2.7 million was associated with installations and other product related deferrals and $0.8 million was associated with maintenance contracts.  In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date, to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

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

Inventory Valuation Allowances— In conjunction with our ongoing analysis of inventory valuation, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of write-downs required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in the recognition of larger than anticipated write-downs. For example, we recorded an inventory write-down for excess levels of inventory of $5.1 million in fiscal 2008. There were no sales of previously written-down inventory during the three and nine-month periods ended January 31, 2009 and 2008.

Cost of Warranty— At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year.    The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures.  This would result in a decrease in gross profits. As of January 31, 2009, we had $0.5 million accrued related to estimated future warranty costs.  See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

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

Accounting for Income Taxes — Amounts recorded for income taxes, both current and deferred, are based on estimates of the tax consequences of our operations in the various tax jurisdictions in which we operate. Our deferred taxes are the result of temporary differences resulting from differing treatment of items such as valuation allowances for bad debts and inventory, for tax and accounting purposes. As part of our ongoing assessment of the recoverability of our deferred tax assets, on a quarterly basis we review the expiration dates of our net operating loss and research credit carry forwards. In addition, we complete a study on the impact of Section 382 of the Internal Revenue Code on at least a semi-annual basis to determine whether a change in ownership may limit the value of our net operating loss carry forwards. We determined that a full valuation allowance against all of our deferred tax assets beginning as of April 30, 2008 was required. We have considered all evidence, positive and negative, pursuant to SFAS 109,  Accounting for Income Taxes , and believe that based on our recent operating losses and uncertainty about the magnitude and timing of future operating profits, it is no longer more likely than not that our deferred tax assets will be realized.

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

The effective tax rate was approximately (2)% and (9)% for the three months ended January 31, 2009 and 2008, respectively. The effective tax rate for the nine months ended January 31, 2009 and 2008 was less than 1% and approximately (23)%, respectively.  In general, our effective tax rates differ from the statutory rate primarily due to stock-based compensation, research and experimentation tax credits, state taxes and the tax impact of foreign operations. However beginning with the fourth quarter of fiscal 2008, the effective tax rate was also significantly impacted by the establishment of a valuation allowance against our net deferred tax asset position.  As a result, the effective tax rate reflects the tax consequences of certain of the smaller state and foreign jurisdictions in which we report limited profits.

We have begun an audit by one of the state jurisdictions in which we do business for our fiscal 2005 filing. Other than this one state, we are currently not under audit for any other years or in any other jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. Since we do not currently have any convertible debt, we do not expect this statement will have a material impact on our financial condition, results of operations and cash flows upon adoption in fiscal 2010.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statements of operations, as a percentage of sales.

	Three months ended January 31,		Nine months ended January 31,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.2	44.4	51.3	44.1
Gross Profit	49.8	55.6	48.7	55.9
Operating expenses:
Sales and marketing	48.3	58.1	66.4	52.5
Research and development	61.3	56.4	72.7	52.0
General and administrative	25.8	29.8	40.0	26.9
Amortization of purchased intangibles	0.5	3.7	0.5	2.7
Impairment of goodwill	—	245.7	—	60.1
Total operating expenses	136.0	393.7	179.6	194.2
Loss from operations	(86.2)	(338.1)	(130.9)	(138.3)
Other income, net	7.1	13.9	0.1	15.0
Loss before provision for (benefit from) income taxes	(79.1)	(324.2)	(130.8)	(123.3)
Provision for (benefit from) income taxes	(1.8)	(29.9)	0.4	(27.9)
Net loss	(77.3)%	(294.3)%	(131.2)%	(95.4)%

THREE AND NINE MONTHS ENDED JANUARY 31, 2009 AND 2008.

Revenue.

					Change From Prior Year
	Three months ended January 31,		Nine months ended January 31,		3 Month	9 Month
$s in thousands	2009	2008	2009	2008	Period	Period
Revenue	$4,899	$6,684	$13,553	$27,343	$(1,785)	$(13,790)

The decrease in revenue during the three and nine months ended January 31, 2009 compared to the same periods in fiscal 2008 was largely due to a decrease in revenue from our largest domestic customer, Verizon, as well as declines in the overall purchases from the next four largest customers in fiscal 2008, without an increase in other domestic and international business to offset these declines.  In the aggregate, our top five customers in fiscal 2009 accounted for $4.3 million and $8.6 million, respectively, of revenue in the three and nine months ended January 31, 2009 as opposed to the top five customers in the same periods of fiscal 2008, which accounted for $4.6 million and $20.9 million, respectively.

Our largest customer in both fiscal 2009 and 2008, Verizon, accounted for approximately $0.7 million and $3.2 million, respectively, of our revenue during the three and nine months ended January 31, 2009 as compared to $2.0 million and $10.9 million, respectively, during the corresponding periods of fiscal 2008.  This decline in revenue, both in real terms and as a percentage of revenue, appears to be largely due to Verizon shifting focus away from their traditional wireless network deployments, where our product has historically been installed, to newer 3G networks. The mix of customers that represent our next four largest customers has changed year over year but is reflective of a growing trend of our international business becoming a larger percentage of our revenue base mostly due to the decline in our domestic revenues exceeding the rate of decline we have experienced internationally and our VoIP product offering beginning to take hold, primarily domestically.  Two customers, other than Verizon, accounted for over 10% of our revenue for the three month periods ended January 31, 2009 and 2008.  For the nine months ended January 31, 2009 and 2008, one customer and two customers, respectively, accounted for more that 10% of revenue.

Although we have experienced a consistent number of customers representing greater than 10% of our revenues during the first nine months of fiscal 2009 and 2008, the overall dollar magnitude of the revenue from these customers continues to trend down as buying decisions continue to be slow to materialize and are generally for more conservative amounts than buying patterns experienced in fiscal 2006 and 2007.  We believe that this protracted buying process and the smaller ordering levels are a function of tighter capital spending budgets and tighter credit markets, as well as uncertainty in the technical direction that companies are looking to take.  This indecision around future network design appears to have made carriers leery to invest heavily in legacy circuit switched technology due to the risk of stranding investments upon conversion to VoIP.  However, on the VoIP side we are experiencing carriers moving into the VoIP space in a more conservative manner than was expected by industry analysts, resulting in deployments at a fraction of the size which we are accustomed to seeing for circuit switched network deployments.  Although our initial VoIP product was designed for large scale deployments and therefore was not easily adaptable to meet the smaller scale deployments that most carriers wanted to undertake, we have recently completed development of a smaller scale version of PVP product, which we hope will more closely meet current market demands.

Geographically, our domestic revenue for the three months ended January 31, 2009 totaled 30% of total worldwide revenue as compared to 45% realized for the corresponding period in fiscal 2008.  Our domestic revenue for the nine months ended January 31, 2009 was 48% of worldwide revenue as compared to 64% for the comparable period in fiscal 2008.  The decrease in the domestic portion of our revenue both in real terms and as a percentage of total revenue was primarily driven by the decline in Verizon purchasing activity.  Our international revenue has primarily been dependent on our success in selling VQA. Although we continue to believe that there are meaningful domestic and international revenue opportunities, we continue to experience slower than anticipated purchasing cycles from our existing and prospective customers, which has resulted in volatility in the level of revenue from quarter to quarter.  We plan to continue to invest in customer trials to attempt to capture the world-wide revenue opportunities that exist for us.  We expect that sales of our TDM-based BVP-Flex and QVP products will continue to represent the majority of our revenue in the foreseeable future, as carriers continue to be cautious in their deployment strategies of VoIP based communications networks.  We expect revenue in the fourth quarter of fiscal 2009 to be flat to up by as much as 15% as compared to our third quarter of fiscal 2009 revenue level.

Cost of Goods Sold and Gross Profit.

					Change From Prior Year
	Three months ended January 31,		Nine months ended January 31,		3 Month		9 Month
$s in thousands	2009	2008	2009	2008	Period		Period
Cost of goods sold	$2,460	$2,966	$6,959	$12,060	$(506)		$(5,101)
Gross profit	2,439	3,718	6,594	15,283	(1,279)		(8,689)
Gross margin%	49.8%	55.6%	48.7%	55.9%	(5.8	)%pts	(7.2	)%pts

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold was primarily driven by the decrease in business volume during the three and nine months ended January 31, 2009 as compared to the three and nine months ended January 31, 2008.  Our analysis of gross margin below discusses the other factors driving changes in cost of goods sold.

Our gross margin percentage decreased during the three months ended January 31, 2009, as compared to the same period in fiscal 2008, primarily as a result of a change in customer and product mix between the two periods.   The most notable change in this mix was a decline in maintenance revenue as a percentage of the overall revenue, due in large part to a decline the level of maintenance support purchased by our largest maintenance customer.  As maintenance revenue has historically had a higher margin than our product revenue, this decline in maintenance revenue resulted in a decline in our overall margins.

Our gross margin percentage decreased during the nine months ended January 31, 2009, as compared to the comparable period in fiscal 2008, largely due to our under absorbed manufacturing overhead costs during the first half of the year representing a larger percentage of our revenues and increased provisions for excess inventory and warranty costs during the first nine of fiscal 2009. The change in product and customer mix in the third quarter, discussed above, also contributed to the decline in year-to-date margin, but to a lesser degree.  These factors that lead to declines in our gross margin percentage were only partially offset by the reductions in manufacturing and service allocations to cost of sales as a result of reduced spending in the manufacturing and service organizations due to the reductions in force.

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

Sales and Marketing.

					Change From Prior Year
	Three months ended January 31,		Nine months ended January 31,		3 Month		9 Month
$s in thousands	2009	2008	2009	2008	Period		Period
Sales & Marketing	$2,366	$3,885	$8,992	$14,362	$(1,519)		$(5,370)
% of Revenue	48.3%	58.1%	66.4%	52.5%	(9.8	)%pts	13.9	%pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The decrease in sales and marketing expense in the three and nine month periods ending January 31, 2009, as compared to the corresponding periods in fiscal 2008 was largely due to the impacts of the reductions in force that have occurred since the end of second quarter of fiscal 2008 and subsequent attrition in the sale and marketing organizations.  The resulting reduction in headcount had a direct impact on both base pay and variable compensation, which experienced a combined reduction of $0.9 million and $3.6 million during the three and nine months periods, respectively.  The reduction in headcount also impacted travel and related expenses which experienced a $0.2 million and $0.8 million decrease during the three and nine month periods, respectively and also resulted in a reduction in stock compensation for the three and nine months ended January 31, 2009 of approximately $0.2 million and $0.8 million, respectively.  We also experienced a decline in the three months ended January 31, 2009 of $0.3 million due to reductions in outside service spending again tied to our focus on tighter cost control.  Lastly, sales and marketing spending declined by $0.3 million during the nine months periods due to tighter cost control through the adoption of a more focused marketing communications program.  We expect sales and marketing expenses to decrease slightly in the fourth quarter of fiscal 2009 as we realize the full benefits from the reductions in force that was completed in the second and third quarters of fiscal 2009.

Research and Development.

					Change From Prior Year
	Three months ended January 31,		Nine months ended January 31,		3 Month		9 Month
$s in thousands	2009	2008	2009	2008	Period		Period
Research & Development	$3,004	$3,769	$9,853	$14,214	$(765)		$(4,361)
% of Revenue	61.3%	56.4%	72.7%	52.0%	4.9	%pts	20.7	%pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The decrease in expense during the three and nine month periods ended January 31, 2009 as compared to the corresponding periods in fiscal 2008 was largely driven by the reductions in force that have occurred since the end of the second quarter of fiscal 2008 and subsequent attrition.  As a result of these reductions in force and the related closure of our Canadian research operations in fiscal 2008, we experienced a decline in payroll and related expenses totaling $0.5 million and $3.0 million during the three and nine months ended January 31, 2009, respectively.  We also experienced a $0.3 million and $0.7 million decline in stock-based compensation attributable to employees in the research and development organization during the three and nine months ended January 31, 2009, respectively.  See the discussion in the Stock-based Compensation section below.   Lastly, in the nine months ended January 31, 2009 we also experienced a $0.5 million decline in spending related to travel and corporate overhead costs allocated to engineering due to the reduction in headcount and space needs.  We expect research and development expenses to decrease in the fourth quarter of fiscal 2009 as we realize the full benefits from the reduction in force that was completed in the third quarter of fiscal 2009, partially offset by increasing investment in our new development projects such as licensing our voice quality software for inclusion in Bluetooth devises and our new mStage voice interface device.

General and Administrative.

					Change From Prior Year
	Three months ended January 31,		Nine months ended January 31,		3 Month		9 Month
$s in thousands	2009	2008	2009	2008	Period		Period
General & Administrative	$1,266	$1,994	$5,421	$7,353	$(728)		$(1,932)
% of Revenue	25.8%	29.8%	40.0%	26.9%	(4.0	)%pts	13.1	%pts

 General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The decline in spending was impacted by a decline in spending on professional services of $0.2 million and $0.4 million for the three and nine months ended January 31, 2009, respectively, due largely to the incremental costs incurred in the first quarter of fiscal 2008 associated with the adoption of FIN 48 and reduced outside legal costs associated with our ongoing legal proceedings, as discussed in Note 9 of our condensed consolidated financial statements included in Item 1, Part I of this report.  Fiscal 2009 general and administrative spending also experienced a decline in stock compensation due to the departure of the former CEO and due to the reductions in force since the second quarter of fiscal 2008 of $0.2 million and $0.4 million for the three and nine months ending January 31, 2009, respectively.  In addition, the three months ended January 31, 2009 experienced a decline in spending for travel and related costs, as well as several miscellaneous cost categories totaling $0.2 million as part of tighter cost control efforts.  General and administrative spending also declined during the three and nine months ended January 31, 2009 by approximately $0.1 million and $0.3 million, respectively, due to reduced payroll and related costs associated with the reductions in force that have occurred since the second quarter of fiscal 2008.  The decrease in general and administrative expense during the nine months ended January 31, 2009 was also due to a decrease in special charges attributable to the separation package for the departing CEO in fiscal 2008 and the search for his replacement.  As a result, general and administrative spending declined by $0.7 million for the nine months ended January 31, 2009. We expect general and administrative expenses to increase modestly in the fourth quarter of fiscal 2009 due to the seasonal nature of our spending on audit and tax services.

Stock-based Compensation.

Stock-based compensation expense recognized under SFAS 123R in fiscal 2009 and 2008 was as follows:

	Three months ended January 31,		Nine months ended January 31,
$s in thousands	2009	2008	2009	2008
Cost of Sales	$64	$98	$216	$296
Sales and marketing	45	316	432	1,290
Research and development	(95)	199	279	922
General and administrative	121	322	629	1,082
Total	$135	$935	$1,556	$3,590

The decline in stock based compensation for the three and nine months ended January 31, 2009 is due to two key factors.  First and foremost is the reduction in options outstanding and therefore stock compensation linked to the reductions in force that occurred since the end of the second quarter of fiscal 2008.  The second key element of the decline is linked to the timing of option grants that are subject to accounting under SFAS 123R. As compensation related to older options, which were granted at higher fair values per share due to the stock price at the time of grant, become fully amortized, they are being replaced by newer option grants which are being issued at lower fair values due largely to the decline in our stock price.   We expect to continue to experience a declining level of expense related to stock compensation.

Impairment of Goodwill

In the fiscal 2008, we have experienced the start of a protracted decline in our stock price and therefore our market capitalization, due in large part to the decline in our operating results. As a result of our stock price’s depressed state and uncertainty as to when our stock price would return to levels sufficient to justify the recovery of our recorded goodwill, we undertook an interim impairment review in the third quarter of fiscal 2008. As a result of the review, we determined that the entire goodwill balance of $16.4 million was impaired and therefore recorded an impairment loss in the third quarter fiscal 2008.  There was no similar charge in fiscal 2009.

Amortization of purchased intangible assets.

	Three months		Nine months		Change From Prior Year
	ended January 31,		ended January 31,		3 Month		9 Month
$s in thousands	2009	2008	2009	2008	Period		Period
Amortization of purchased intangible assets	$25	$247	$73	$739	$(222)		$(666)
% of Revenue	0.5%	3.7%	0.5%	2.7%	(3.2	)%pts	(2.2	)%pts

Purchased intangible assets relate to our acquisition of Jasomi in fiscal 2006 and are being amortized to operating expense over their estimated useful lives which range from four to five years.  The decline in amortization is largely due to the $1.3 million impairment charge that was recognized at the end of fiscal 2008.  See Note 4 of our condensed consolidated financial statements included in Item 1, Part I of this report.

Reduction in Force and Related Charges.

	Three months ended January 31,		Nine months ended January 31,
$s in thousands	2009	2008	2009	2008
Cost of Sales	$—	$7	$31	$72
Sales and marketing	89	46	323	276
Research and development	371	19	614	913
General and administrative	25	(20)	399	504
Total	$485	$52	$1,337	$1,765

In the third quarter of fiscal 2009, we incurred a charge of $0.5 million related to the reduction in force and related charges undertaken in an effort to reduce spending levels to coincide with the more recent declines we had experienced in our revenue.  This reduction in force along with that in the second quarter of fiscal 2009 has resulted in a 21% reduction in headcount during fiscal 2009 and a charge for the nine months ended January 31, 2009 of $1.4 million.  As a result of the cumulative reductions in force since the second quarter of fiscal 2008, the charges for the three and nine months ended January 31, 2009 included the estimated costs to vacate approximately 20% of the space in our Mountain View headquarters and the cost associated with abandoning certain idled fixed assets, resulting in charges of $0.3 million and $0.6 million, respectively. The space vacated is currently being marketed for sublease.  During the three and nine months ended January 31, 2009, approximately $40,000 and $64,000, respectively, related to accrued outplacement services lapsed without being used and was therefore reversed to the same financial lines to which it was originally recorded in the second quarter of fiscal 2008.  All other costs associated with the fiscal 2008 reduction in force have been incurred.  All severance payments associated with the fiscal 2009 reductions in force have been paid as of January 31, 2009.  The only costs remaining to be paid as of January 31, 2009 are estimated outplacement costs for the reductions in force totaling less than $0.1 million and the balance of the loss on sublease of the vacated space in the Mountain View headquarter of $0.2 million.

In addition to the fiscal 2008 restructuring costs, in the second quarter of fiscal 2008 we also incurred other one time benefit costs associated with the retirement package for our departing CEO in August 2007, which totaled approximately $0.4 million and was included in general and administrative expense.

Other Income, Net.

	Three months		Nine months		Increase (Decrease) From Prior Year,
	ended January 31,		ended January 31,		3 Month		9 Month
$s in thousands	2009	2008	2009	2008	Period		Period
Other income, net	$346	$933	$15	$4,094	$(587)		$(4,079)
% of Revenue	7.1%	14.0%	0.1%	15.0%	(6.9	)%pts	(14.9	)%pts

Other income, net consists of interest income on our invested cash and cash equivalent balances, foreign currency activities, and a nominal amount of interest expense. The decreases in other income, net for both the three and nine months ended January 31, 2009 were primarily attributable to lower average cash balances, due in large part to the $41 million stock repurchase which was completed in the latter half of second quarter of fiscal 2008, as well as lower average returns on our invested cash due to the shift in our investment portfolio from auction rate securities to more liquid money funds.  The reduction also reflects impairment charges associated with certain of our investments in auction rate securities during the nine months ended January 31, 2009 of $1.4 million.

Income Taxes.

	Three months		Nine months		Decrease From Prior Year,
	ended January 31,		ended January 31,		3 Month		9 Month
$s in thousands	2009	2008	2009	2008	Period		Period
Provision for (benefit from) income taxes	$(86)	$(1,997)	$50	$(7,628)	$1,911		$7,678
% of Revenue	(1.8)%	(29.9)%	0.4%	(27.9)%	28.1	%pts	28.3	%pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the third quarter of fiscal 2009 was approximately (2)% compared to (9)%  in the third quarter of fiscal 2008.  The effective tax rate for the nine months ended January 31, 2009 was less than 1% compared to (23)%  for the nine months ended January 31, 2008.  The effective tax rate for the three and nine months ended January 31, 2009 reflected our establishment of a full valuation allowance against our deferred tax assets, including our net operating loss carry forwards.  As a result of this valuation allowance, our tax expense for the three and nine months ended January 31, 2009 is limited to certain state and foreign tax jurisdictions where we report limited profits.  The effective tax rate for the three and nine months ended January 31, 2008 reflected our inability to deduct for tax purposes (1) stock-based compensation expense associated with (i) most non-U.S. employees and (ii) incentive stock option grants, (2) amortization of debentures associated with the Jasomi acquisition that are payable to employee-investors and (3) the non-deductible nature of the impairment charge for goodwill.  These items were partially offset by favorable levels of R&D credit due to continued expanded spending on product development.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2009, we had cash and cash equivalents of $40.9 million as compared to $36.1 million at April 30, 2008.  In addition, we had short-term investments of $0.1 million as compared to $14.4 million at April 30, 2008. As of January 31, 2009, we also had long-term investments of $8.2 million as compared to $15.1 million at April 30, 2008. These long-term investments are tied to auction rate securities that failed to settle at auction.  Although these securities would normally be classified as short-term, as they typically settle every 7, 28 or 35 days, because they failed to settle at auction they have been reclassified to long-term pending them settling at auction (see Note 3 of our condensed consolidated financial statements included in Item 1, Part I of this report). The decline in our aggregate cash and investment balances in fiscal 2009 is in large part due to the $15.1 million of cash used by operations primarily due to our operating losses during the first nine months of fiscal 2009.  We have a $2 million line of credit facility with our bank, which expires in July 2009.  There are no amounts outstanding as of January 31, 2009 under the line of credit.  As of January 31, 2009, we were not in compliance with the loan covenant related to minimum tangible net worth.  In February 2009, we completed a modification of the line of credit which included the establishment of new financial covenants and a waiver of the covenant violation as of January 31, 2009.

We believe that the steps we have taken over the last 12 to 15 months to reduce our operating expenses and to drive our legacy business to be at or near cash flow break even will begin to be more evident in our financial results in the coming quarters.  However, we do expect to continue to invest in our newer product offerings, which we believe will help diversify our customer base and hopefully add more predictability to our revenue streams. We expect that the investments in our new products will result in continued negative cash flows from operations until such time that we experience a resurgence of demand for our legacy products closer to their historical levels or our new products gain traction in the market and begin to generate meaningful revenue streams.

Since March 1997, we have satisfied our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Nine months ended January 31,
	2009	2008
Cash flow from operating activities	$(15,079)	$(16,016)

The use of cash for the first nine months of fiscal 2009 was largely due to our continued operating losses.   The other operating factor that impacted cash flows from operations was a decline in accrued expenses of $1.8 million primarily due to declines in employee related accruals as a result of the pay-down of certain accrued liabilities during the first nine months of fiscal 2009.  Partially offsetting these operating uses of cash were cash inflows due to a $1.1 million reduction in our outstanding accounts receivable balance due to collection of prior sales and the reduced level of current year sales.

Our accounts receivable days sales outstanding at January 31, 2009 was approximately 77 days compared to 62 days at April 30, 2008.

We expect to see continued modest levels of negative cash flows from operations in the coming quarter based on continued softness in revenue resulting in operating losses.

	Nine months ended January 31,
	2009	2008
Cash flow from investing activities	$19,708	$39,636

We generated $19.7 million in cash from our investing activities in the first nine months of fiscal 2009 primarily as a result of liquidating $20.3 million of investments, the proceeds from which were invested in cash and cash equivalents.  Additionally impacting cash flows from investing activities was the purchase of $0.5 million of equipment, primarily to support our product development efforts.  We plan to continue to invest in capital assets related to new product features and to support our efforts to sell our VoIP products.

	Nine months ended January 31,
	2009	2008
Cash flow from financing activities	$175	$(39,573)

We generated $0.2 million of cash in financing activities in the first nine months of fiscal 2009 due to funds received from the employee stock purchase plan and stock option exercises.  Although we expect to continue to have positive cash flows from financing activities due to employee stock plan activity, the level of cash flow will vary depending on market conditions.

We have no material commitments other than obligations under operating leases, particularly our facility leases, and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting.  We currently occupy approximately 61,000 square feet of space in the two buildings that form our Mountain View, California headquarters.  In September 2005, we renegotiated our Mountain View, California lease, which extended the lease term through July 31, 2011 and reduced the rent cost.  We have engaged a leasing company to sublease approximately 11,200 square feet of our Mountain View headquarters which we have vacated due to reduced space needs as a result of the cumulative affect of the reductions in force that we have completed since the second quarter of fiscal 2008.

The following table sets forth our contractual commitments as of January 31, 2009:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years
Operating leases	$2,686	$258	$2,152	$276	$—
Purchase commitments	2,684	2,684	—	—	—

Total	$5,370	$2,942	$2,152	$276	$—

We believe that we will be able to satisfy our cash requirements for at least the next eighteen months from our existing cash, short-term and long-term investments.  The ability to fund our operations beyond the next eighteen months will be dependent on the overall demand of telecommunications providers for new capital equipment. Should we continue to experience significantly reduced levels of customer demand for our products compared to historical levels of purchases, we may need to find additional sources of cash during the latter part of fiscal 2010 or be forced to further reduce our spending levels to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 64% of our revenue in the first nine months of fiscal 2009 and 68% and 88% of our revenue in fiscal 2008 and 2007, respectively. Our largest customer accounted for approximately 24% of our revenue in the nine months of fiscal 2009 and 35% and 64% of our revenue in fiscal 2008 and 2007, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels. In addition, our customer concentration exposes us to credit risk as, for example, 89% of our accounts receivable balance at January 31, 2009 was from four customers.

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

Recent worldwide market turmoil may adversely affect our customers which directly impacts our business and results of operations.

Our operations and performance depend on our customers having adequate resources to purchase our products and services. The unprecedented turmoil in the global markets and the global economic downturn generally continues to adversely impact our customers and potential customers. These market and economic conditions have continued to deteriorate despite government intervention globally, and may remain volatile and uncertain for the foreseeable future. Customers have altered and may continue to alter their purchasing and payment activities in response to deterioration in their businesses, lack of credit, economic uncertainty and concern about the stability of markets in general, and these customers may reduce, delay or terminate purchases of, and payment for, our products and services. If we are unable to adequately respond to changes in demand resulting from deteriorating market and economic conditions, our financial condition and operating results may be materially and adversely affected.

IN PERIODS OF WORSENING ECONOMIC CONDITIONS, OUR EXPOSURE TO CREDIT RISK AND PAYMENT DELINQUENCIES ON OUR ACCOUNTS RECEIVABLE SIGNIFICANTLY INCREASES.

A substantial majority of our outstanding accounts receivables are not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.

OUR CASH AND CASH EQUIVALENTS AND OUR SHORT AND LONG-TERM INVESTMENTS COULD BE ADVERSELY AFFECTED IF THE FINANCIAL INSTITUTIONS IN WHICH WE HOLD THESE FUNDS FAIL.

We maintain the cash and cash equivalents and our short and long-term investments with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents (other than our auction rate securities which are classified as long-term investments); however, we can provide no assurance that access to our invested balances will not be impacted by adverse conditions in the financial and credit markets.

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

THERE IS NO GUARANTEE THAT OUR DEVELOPMENT EFFORTS ON OUR NEW MSTAGE PRODUCT WILL BE COMPLETED IN THE DESIRED TIME FRAME OR THAT WE WILL EXPERIENCE THE DESIRED CUSTOMER DEMAND AND DIVERSIFICATION.

Although we have received positive feed back from the market related to our recent product announcements related to our mStage product, there is no guarantee that we will be successful in our development efforts or that they will be completed in a timely enough manner to generate meaningful levels of revenue and capture market share before our competitors attempt to introduce competing technology.  In addition, there is no guarantee that the market will embrace the use of a voice interface to interact with web applications like social networking and IM on-demand, during a phone call, which also could lead to actual revenue from this new product not achieving our expectations. If we fail to generate meaningful revenue from our new products in development, we may not be able to recoup our investment in these products and, further, our ability to become profitable may be adversely impacted.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND WE ANTICIPATE THAT THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue significantly declines, as we experienced in fiscal 2008 and the first nine months of fiscal 2009, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price. For example, we have experienced delays in customers finalizing contracts and/or issuing purchase orders, which have resulted in revenues slipping out of the quarter in which we had expected to recognize them. This resulted in revenue shortfalls from investor expectations during several quarters over the last 24 months and ultimately resulted in us experiencing declines in our stock price following the announcement of these revenue shortfalls.

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

•       changes in end user requirements; and

•       evolving industry standards.

WE MAY NOT BE ABLE TO RESPOND QUICKLY AND EFFECTIVELY TO RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY.    The emerging nature of these products and their rapid evolution will require us to continually improve the performance, features and reliability of our products, particularly in response to competitive product offerings. We may not be able to respond quickly and effectively to these developments. The introduction or market acceptance of products incorporating superior technologies or the emergence of alternative technologies and new industry standards could render our existing products, as well as our products currently under development, obsolete and unmarketable. In addition, we may have only a limited amount of time to penetrate certain markets, and we may not be successful in achieving widespread acceptance of our products before competitors offer products and services similar or superior to our products. We may fail to anticipate or respond on a cost-effective and timely basis to technological developments, changes in industry standards or end user requirements. We may also experience significant delays in product development or introduction. In addition, we may fail to release new products or to upgrade or enhance existing products on a timely basis.

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

As of January 31, 2009, we held one A3 rated auction rate security (A3 rated ARS) and one Ba1 rated auction rate security (Ba1 rated ARS), totaling $14.0 million of par value, both of which failed to settle at auctions. The A3 rated ARS only began to fail to auction in the fourth quarter of fiscal 2008, while the Ba1 rated ARS with a par value of $10.0 million has failed to settle since the second quarter of fiscal 2008. Due to the prolonged nature of the decline in value of the Ba1 rated auction rate security that has failed to settle since the second quarter of fiscal 2008, the severity of the decline and no clear indication of when it might settle, we determined that the unrealized loss was no longer temporary. Therefore, we have recognized a total of $5.5 million of impairment charges in the condensed consolidated statement of operations since the beginning of the fourth quarter of fiscal 2008 ($1.4 million in fiscal 2009). We believe that the $0.3 million decline in value that we have experienced in the A3 rated ARS as of January 31, 2009 is a temporary event and we have accounted for this decline as an unrealized loss in accumulated other comprehensive loss within stockholders’ equity in the condensed consolidated balance sheets. It is possible that we will incur further declines in value in these two securities during the remainder of fiscal due to changing facts related to the underlying collateral, changes in the amount and timing of cash flow streams being generated by the securities, which play a key role in the overall valuation model, as well as changes in the overall market. In addition, in the future should we determine that these declines in value are other than temporary, we would recognize a further impairment charge on our condensed consolidated statement of operations, which could be material. As of February 28, 2009, we continued to hold auction rate securities with a par value of $13.7 million. See Item 3. below for a further discussion of our auction rate securities.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of January 31 2009 and April 30, 2008, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempted to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities which prior to the fourth quarter of fiscal 2008 management has been able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments. Those securities with maturities of greater than one year, including auction rate securities that failed to settle and which based on their nature do not appear likely to settle in the near term, are classified as long-term investments. Short and long-term investments consist primarily of auction rate securities in AMBAC preferred stock, asset backed securities and corporate notes. Our investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale took place. In the first nine months of fiscal 2009 and during fiscal 2008, we realized no gains or losses on our investments, but we did recognize impairment charges of $1.4 million in the first nine months of fiscal 2009 and $4.1 million in fiscal 2008 on certain of our auction rate securities that failed to settle and have recorded a cumulative unrealized loss of $0.3 million on the remaining auction rate securities as a component of accumulated other comprehensive loss.

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to settle, are reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of January 31, 2009 and April 30, 2008, we held one auction rate security totaling $10.0 million of par value, which had an original rating at the time we purchased them of AA but is currently rated Ba1 (Ba1 rated ARS) and has failed to settle at auctions since the second quarter of fiscal 2008.  As of January 31, 2009, we held one additional auction rate security with a par value of $4.0 million (eight additional auction rate securities with a par value of $24.3 million as of April 30, 2008) which continue to be rated A3 (A3 rated ARS) but failed to settle since the fourth quarter of fiscal 2008. While we continue to earn interest on these investments at the maximum contractual rate, the fair value of these auction rate securities no longer approximates par value. Accordingly, we have recorded these investments at a fair value of $8.2 million as of January 31, 2009 ($29.5 million as of April 30, 2008). Due to the prolonged nature and the severity of the decline in the value of the Ba1 rated ARS that have failed to settle since the second quarter of fiscal 2008 and no clear indication of when it might settle, we determined that the unrealized loss was no longer temporary. Therefore, we have recognized $1.4 million and a $4.1 million of impairment charges in the first nine months of fiscal 2009 and the fourth quarter of fiscal 2008, respectively, on this auction rate security. We believe that the $0.3 million decline in value that we have experienced in the A3 rated ARS as of January 31, 2009, is a temporary event and has been accounted for as an unrealized loss in accumulated other comprehensive loss. We have concluded that no other-than-temporary impairment losses occurred for the A3 rated ARS that began to fail to settle in fourth quarter of fiscal 2008 because we believe that the decline in fair value is due to general market conditions, this investment is of high credit quality, and we have the intent and ability to hold this investment until the anticipated recovery in fair value occurs. We will continue to analyze our auction rate securities each reporting period for impairment and may be required to recognize an impairment charge in the statement of operations if the decline in fair value is determined to be other than temporary. The fair value of these securities has been estimated by management based on assumptions that market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions.

Our investment securities are not leveraged. Due to the short-term nature of our investments, they are not subject to significant fluctuations in their fair value due to changes in interest rates. As such, the recorded fair value of the investments at January 31, 2009 and April 30, 2008 approximates the fair value after assuming a hypothetical shift in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over the remaining life of the investments, which shifts are representative of the historical movements in the Federal Funds Rate. 100 BPS equals 1%.

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of January 31, 2009 and April 30, 2008 (dollars in thousands). Carrying value approximates fair value.

	January 31, 2009		April 30, 2008
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$40,935	1.52%	$36,131	2.61%
Short-term investments	83	3.58%	14,400	4.15%
Long-term investments	8,161	2.62%	15,130	4.50%

Total	$49,096	1.71%	$65,661	3.38%

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

Disclosure Controls and Procedures

Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of January 31, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of January 31, 2009, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended January 31, 2009 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T — Controls and Procedures

Not Applicable

Part II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech’s stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel, seeking monetary damages. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation,  No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006. The defendants moved to dismiss the complaint, and by order dated August 10, 2006, the court granted the defendants’ motion and dismissed the complaint with leave to amend. The plaintiffs filed their Second Amended Complaint on September 11, 2006. The defendants again moved to dismiss, and by order dated March 22, 2007, the court dismissed the Second Amended Complaint with leave to amend. The plaintiffs filed their Third Amended Complaint on April 23, 2007. On May 14, 2007, the defendants again moved to dismiss. By order dated October 11, 2007, the court dismissed the third amended complaint with prejudice. On November 8, 2007, the plaintiffs filed a notice of appeal to the Ninth U.S. Circuit Court of Appeals. The appeal has been fully briefed. Oral argument of the appeal has been set for April 14, 2009.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2008, as filed with the SEC on July 10, 2008, have not substantively changed, except for the following risk factors:

1. The risk factor “We Depend On A Limited Number Of Customers, The Loss Of Any One Of Which Could Cause Our Revenue To Decrease,” was revised to include first nine months of fiscal 2009 financial information and to include credit risk associated with our customer concentration, as well as to include the risk of changing buying patterns of our customers and the current world-wide economic crisis.

2. The risk factor “We Are Reliant Primarily On Our Voice Quality Business To Generate Revenue Growth And Profitability, Which Could Limit Our Rate Of Future Revenue Growth,” was revised to update information for our first nine months of fiscal 2009.

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

5. The risk factor “Our Operating Results Have Fluctuated Significantly In the Past, And We Anticipate That They May Continue To Do So In The Future, Which Could Adversely Affect Our Stock Price.” was revised to include first nine months of fiscal 2009 financial information.

6.  The risk factor “Our Revenue May Vary From Period to Period.” was revised to reference the current world-wide economic crisis.

7.  The risk factor “There Is Risk That Our Auction Rate Securities Will Not Settle At Auction And We May Experience Additional Other Than Temporary Declines In Value, Which Could Cause Additional Charges To Be Realized On Our Statement Of Operations” has been revised to include first nine months of fiscal 2009 financial information.

8.     The risk factor “Recent Worldwide Market Turmoil May Adversely Affect Our Customers Which Directly Impacts Our Business And Results Of Operations” was added to address the impacts of current world-wide economic crisis on our business.

9.     The risk factor “In Periods Of Worsening Economic Conditions, Our Exposure To Credit Risk And Payment Delinquencies On Our Accounts Receivable Significantly Increases” was added to address the impacts of current world-wide economic crisis on collection risks.

10.   The risk factor “Our Cash And Cash Equivalents And Short and Long-term Investments Could Be Adversely Affected If The Financial Institutions In Which We Hold Our Cash And Cash Equivalents Fail” was added to address the risk of the current world-wide economic crisis on our ability to access our invested cash.

11.   The risk factor “There Is No Guarantee That Our Development Efforts On Our New mStage Product Will Be Completed In The Desired Time Frame Or That We Will Experience The Desired Customer Demand And Diversification” was added to address certain risks associated with our new products.

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

Ditech Networks, Inc.

Date: March 9, 2009	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
2.3(3)

Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson.

3.1(4)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(5)	Bylaws of Ditech Networks, Inc., as amended and restated
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(8)(9)	Amendment to Letter Agreement dated December 15, 2008 between Ditech Networks, Inc. and Todd Simpson
10.2(8)(9)	Amended and Restated Change In Control Severance Benefit Plan
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the exhibit with the corresponding description from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed April 30, 2002.

(2)	Incorporated by reference from the exhibit with the corresponding description from Ditech’s Current Report on Form 8-K (File No. 000-26209) filed July 30, 2003.

(3)	Incorporated by reference from the exhibit with the corresponding number from Ditech’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005 (File No. 000-26209), filed July 14, 2005.

(4)	Incorporated by reference from Exhibit 3.2 to Ditech’s Current Report on Form 8-K (File No. 000-26209), filed May 22, 2006.

(5)	Incorporated by reference from Exhibit 3.1 to Ditech’s Current Report on Form 8-K (File No. 000-26209), filed August 15, 2007.

(6)	Incorporated by reference from Exhibit 99.2 to Ditech’s Current Report on Form 8-K (File No. 000-26209), filed March 30, 2001.

(7)	Incorporated by reference from the exhibit with the corresponding description from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(8)	Management contract or compensatory plan or arrangement.

(9)	Filed herewith.