Form 10-K
period 2009-04-30
DITECH NETWORKS INC
filed 2009-07-02
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From To

COMMISSION FILE NUMBER: 000-26209

DITECH NETWORKS, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	94-2935531 (I.R.S. Employer Identification No.)

825 East Middlefield Road
Mountain View, CA 94043
(Address, Including Zip Code, of Registrant's Principal Executive Offices)

(650) 623-1300
(Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	The NASDAQ Stock Market, Inc

Securities Registered Pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $10,714,423 as of October 31, 2008 based upon the closing price on the Nasdaq Global Market reported for such date. Excludes an aggregate of 13,146,954 shares of common stock held by executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any such person should not be construed to indicate that a determination has been made that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

          The number of shares outstanding of the Registrant's Common Stock as of June 30, 2009 was 26,307,406 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the 2009 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

DITECH NETWORKS, INC.

FORM 10-K

INDEX

Trademarks:

        Ditech and the Fern logo are registered trademarks of Ditech Networks. VQA, PeerPoint, mStage and toktok are trademarks of Ditech Networks. This Annual Report on Form 10-K also includes trademarks of companies other than Ditech.

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

        Where we use the words "Ditech," "we," "our" or similar expressions, we are referring to Ditech Networks, Inc. and each of our wholly-owned subsidiaries. Our fiscal year ends on April 30. Consequently, when we refer to a specific fiscal year we are referring to the 12 months ended on April 30 of that year. For example, fiscal 2009 means the 12 months ended April 30, 2009.

General

        Ditech Networks, Inc. is a global telecommunications equipment supplier for voice networks. We develop, produce and sell voice quality enhancement solutions as well as voice applications solutions to telecommunication service providers worldwide. Our voice quality enhancement solutions enable service providers to deliver consistently clear, end-to-end communications to their subscribers. We believe our new voice application platform will revolutionize modern communications by enabling carriers to benefit from voice-enabled Web 2.0 and unified communications services.

        Our voice quality products include echo cancellers, which are used to effectively eliminate echo, a significant problem in existing and emerging voice networks. In the second half of fiscal 2004, we introduced a new line of voice quality products that incorporate both echo cancellation and a new generation of voice quality enhancement technology called Voice Quality Assurance (VQA). VQA addresses various voice quality issues in wireline and wireless networks, including a broader spectrum of echo, background noise and inconsistent voice levels. In the second half of calendar 2006, we introduced the ability to accurately measure and report on audio impairments, a technology called Experience Intelligence (EXi). Over the last three fiscal years, voice quality products, which include our echo cancellation and VQA platforms, have comprised substantially all of our revenue. Beginning in the second half of fiscal 2004 and continuing through fiscal 2009, we have been developing an IP platform, the Packet Voice Processor (PVP), which represents our entry into service providers' Internet Protocol (IP) networks using Voice over Internet Protocol (VoIP) technology. The Packet Voice Processor incorporates our VQA and EXi technology to address voice quality issues specific to packet networks. In addition, we acquired Jasomi Networks, Inc. (Jasomi) in the first quarter of fiscal 2006. Jasomi developed and sold session border controllers that enable VoIP calls to traverse the network address translation (NAT) and protect networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. As of the end of fiscal 2009, we had incorporated some functionality from the Jasomi platform into the PVP and have now limited research and development and marketing efforts for the Jasomi product.

        Our voice application initiative could represent a significant growth opportunity for us. In February of 2009, we announced the mStage Media Processor platform, which we are designing to enable carriers to cost-effectively offer access to telephony and web-based applications before, during, and after a phone conversation. We believe the mStage Media Processor ("mStage") is a revolutionary, propriety network-based platform for carriers that is being designed to allow the web to become part of a voice conversation, and it is based on COTS NEBS-III compliant hardware to efficiently support a wide range of media services and media mixing. This is intended to bring carriers into the "open mobile application" market across all of their mobile telephone offerings by allowing developers to build voice-to-web and web-to-voice applications on the carrier grade platform. In March of 2009, we announced toktok. toktok is being designed to be a new, compelling voice-enabled service to connect people with popular web productivity tools through one word spoken during a phone call. toktok is being designed to easily integrate web applications, social networks, Google calendar and Gmail contacts enabling people to schedule appointments, create new tasks, conference in others, and more—all mid-conversation. The service is being designed to instantly activate when 'toktok' is said during a phone call, eliminating the hassle and worry of dropping a call while manually checking availability or fumbling through a contact list. We also intend to enable carriers and third-party software developers to create an unlimited number of additional applications beyond what Ditech will provide via an open development program.

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

Mobile Voice Quality Market

  Market Size and Characteristics

        While we supply voice processing products to both wireless and wireline communications networks, our primary market is mobile operators. Mobile networks are currently estimated to have over 2.5 billion subscribers worldwide and recent market research reports indicate that this subscriber base is still growing, which is putting increased emphasis on carrier demands for additional capacity while maintaining call quality. Global System for Mobile Communications, commonly referred to as GSM, is the predominant technology for mobile communications outside the United States and is growing in popularity domestically. Code-Division Multiple Access, commonly referred to as CDMA, is an alternative mobile technology used primarily in the U.S. and Korea and a number of smaller networks in other parts of the world. Mobile networks are composed of three distinct types of equipment: (1) Radio Access Network (Cellular towers, base station with radio equipment, backhaul equipment and lines to carry traffic back to the switching site and the base station controllers); (2) Mobile Switching Center (MSC) with switching equipment; and (3) Inter MSC network to connect switching sites across the carrier's geographical coverage area.

  Service Providers Challenges

  Improving Voice Quality and Lowering Costs

        Voice quality is a key competitive differentiator for telecommunication service providers. To deliver excellent voice quality, service providers must eliminate a variety of voice quality problems that include hybrid and acoustic echo, background noise, and inconsistent voice levels. We believe the result of delivering excellent voice quality can be a reduction in churn, which is the measure of subscribers who cancel their service and move to another carrier.

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

Our Mobile Voice Quality Products

        Our voice quality products are designed to solve voice quality issues, such as echo, background noise and inconsistent voice levels primarily in mobile networks. Our products also serve wireline and satellite networks. Our echo cancellation product family includes a mixture of both single and multi-port, stand-alone echo cancellers and several broadband, system-based products. In fiscal 2004, we consolidated many of our previous generation product lines enabling customers to migrate to newer, lower cost and higher performance platforms. This also enabled us to reduce costs by streamlining on-going development and increasing manufacturing volumes on fewer hardware components. As part of this product consolidation, we announced the availability of two new voice processing platform families. Unlike our previous products that were designed for echo cancellation only, the new voice processing platforms are designed to support a larger variety of voice processing algorithms, such as the features in VQA and EXi. These products are the Quad Voice Processor (QVP), with four T1 or E1 interfaces, and the Broadband Voice Processor-Flex (BVP-Flex) with high capacity any-to-any interfaces such as DS-3, STS-1, OC-3 and STM-1. Both platforms can be factory configured to support a wide range of digital signal processor, or DSP, computational levels and can be field upgraded to support the purchase of new software features. Revenue generated by sales of our mobile voice quality products comprised 88%, 85% and more than 95% of total revenues in fiscal 2009, 2008 and 2007, respectively.

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

Our VoIP Solutions

        We design, develop and market systems that ensure service providers can provide consistently clear, end-to-end VoIP communications to their customers throughout the world. Our products feature high-capacity, high-availability hardware systems coupled with a sophisticated array of voice enhancement and monitoring software to enhance the quality and delivery of voice communications. Our Packet Voice Processor began production shipments in first half of fiscal 2007 and we continue to develop features as we review and clarify customer requirements. PeerPoint, our session border controller product, is currently available.

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

Our VoIP Products

        Because of the high expectations of their customers, VoIP service providers are working to provide a service level that is as good as, or better than, services offered over traditional circuit-switched networks. Leveraging our VQA technology, which addresses packet loss and jitter, we believe that our newest product platform, the Packet Voice Processor, addresses these voice quality issues. Our PVP began production shipment in early fiscal 2007 and less than 5% of our revenue in fiscal 2007 was generated from our VoIP products. In fiscal 2009 and 2008, approximately 12% and 15% of our revenue, respectively, was generated from our VoIP products, principally our PVP product.

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
Packet Voice Processor

The Packet Voice Processor delivers packet voice processing for an IP network, offering a comprehensive set of voice processing features that ensure consistent, clear voice quality while maximizing carrier service offerings. These features include codec transcoding for wireline and wireless networks, our VQA software suite, and an advanced voice quality monitoring capability. The carrier-grade system offers scalable VoIP processing with Gigabit Ethernet connectivity, targeted at both North American and international network operators

• up to 48,000 VoIP sessions per 7' rack • Any-to-many codec transcoding • Advanced voice quality enhancement • Sophisticated voice quality monitoring and packet quality assurance

Voice Services Market

  Market Characteristics

        Mobile phone penetration in the United States has been estimated to have surpassed 85%, and it is predicted to reach 100% within five years. Mobile phone penetration has already been estimated to have passed 100% in several countries, due to many customers having multiple lines of service and multiple mobile communications devices. Thus, for mobile operators, a key path to revenue growth is to up-sell value added services as opposed to adding subscribers.

        Studies also suggest that mobile data services now contribute an additional 33% to carriers' average revenue per user, up significantly from a few years earlier. These studies estimate that smartphones, which allow users to more easily connect to web-based services, will reach a penetration level of one in three within the next few years. These studies also show that at the same time, carriers and mobile phone vendors are creating application stores, allowing users to purchase additional applications and services, with over one billion applications having been downloaded from Apple's iPhone store alone.

        Based upon these data points, we believe that our voice applications initiative is a significant market opportunity. Our goal is to enable the use of speech commands to request, consume, and share web based services and content from the mobile phone.

  Our Voice Services Offering

        In the first quarter of calendar 2009, we announced that we are in early stages of delivering a platform enabling on-demand, voice-driven, "mid-call accessible" applications and services to be delivered to customers on wireless and wireline voice networks. Our first application, which was also announced in the first calendar quarter of 2009, toktok, is being designed to enable mobile subscribers to "use their voice as well as their thumbs" to interact with web applications/services like social networking and instant messaging ("IM") on demand, even "on-the fly" during a telephone call. These applications can also be designed to proactively reach out to the user as events occur. Examples of these services include: voice control of typical phone functions (i.e. three-way calling), receiving notification of events while a user is on a phone call (i.e. "you have an appointment in 15 minutes"), and the ability to interact with social networks (i.e. "your Facebook friend is 'poking' you"). We believe its unique combination of capabilities has the potential to open a new market for applications enabling high-value for-fee services to consumers at low cost:

  •
  High simultaneous subscriber volume support;

  •
  "On-the-fly" keyword-spotting technology that operates across all mobile telephones;

  •
  Easy access to internet applications from any mobile telephone through voice interaction; and

  •
  Bi-directional (commands and alerts) interaction with web-based applications.

        This platform comprises both proprietary hardware and software:

  •
  mStage™ Media Processor

  •
  Mobile 2.0 Media Applications

        We believe that the mStage™ Media Processor ("mStage") is a revolutionary, propriety network-based platform for mobile carriers that can allow the web to become part of a voice conversation. mStage is based on COTS NEBS-III compliant hardware that efficiently supports Ditech-provided media services (i.e. keyword spotting, VQA) and media mixing. In addition, mStage includes proprietary management and operating layers which provide carrier-grade reliability and manageability.

        mStage enables a Ditech-proprietary open interface designed to enable carriers and third-party software developers to create an unlimited number of additional applications. This is intended to bring carriers into the "open mobile application" market across all of their mobile telephone offerings by allowing developers to build voice-to-web and web-to-voice applications on the carrier grade platform.

        In addition, we are also designing our first offering to include a series of Mobile 2.0 media applications, as follows:

  •
  Dial by name:  Call contacts by speaking their name; currently integrates with Google's Gmail contact management system

  •
  N-Way Conferencing:  Add any number of parties to a call by using voice commands

  •
  Voicemail to email:  Receive voice mail as an e-mail

  •
  Voice Notes:  Record notes, action items, and reminders and receive them as e-mail

  •
  Calendar Access:  Review calendar entries and schedule/delete meetings during a call

  •
  Reminders/Alerts:  Receive voice notification of meetings, caller ID, and other scheduled events or unscheduled alerts

  •
  Voice Pokes:  Allow other parties to send voice messages to you during a call

        These media applications are designed to run any carrier-grade Application Server (i.e. IBM's WebSphere, BEA's WebLogic, JBOSS, etc.). We do not intend to compete against the application server vendors; our voice service products are designed to add value on top of those products. These media applications also require an Interactive Voice Response ("IVR") system, and our offering is designed to use any of the commercially available IVR solutions (i.e. AT&T's Watson, IBM's WebSphere Voice Server, and Nuance's Recognizer) that carriers typically already have licensed for other applications.

        The initial product release of toktok is currently in alpha test, with beta testing expected to be completed in the first half of fiscal 2010. We expect development of the first release of mStage to also be completed by the middle to end of fiscal 2010. We expect to begin to recognize our first revenue from the new voice products in the latter half of fiscal 2010. We are continuing to develop new applications utilizing voice to interface with historically key-board only applications.

Customers

        While we added new customers in fiscal 2009 and continued to do business with major North American long distance companies, the majority of our domestic revenue was generated from sales to Verizon Wireless. Verizon Wireless accounted for 22% of our total worldwide revenue in fiscal 2009 compared to 35% in fiscal 2008. We also had two other customers that each accounted for over 10% of our revenue in fiscal 2009. The first is PT Excelcom, a wireless carrier in Indonesia, which accounted for 12% of our fiscal 2009 revenue. The second is Qtel, a wireless carrier in Qatar, which accounted for 11% of fiscal 2009 revenue. Our next two largest customers accounted collectively for 15% of our total company revenue in fiscal 2009. All of our revenue is from external customers.

        We market our products, both domestically and internationally; information by geographic region with respect to revenues from external customers and long-lived assets, is set forth in Note 10 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and our measures of profit and loss are included in our Consolidated Financial Statements and this information is incorporated by reference here. Historically, the majority of our sales have been to customers in the U.S. These customers accounted for approximately 46%, 63%, and 71%, of our revenue in fiscal 2009, 2008, and 2007, respectively. Virtually all of our long-lived assets are located in the U.S. See "Item 1A—Risk Factors—We May Experience Unforeseen Problems As We Diversify Our International Customer Base, Which Would Impair Our Ability To Grow Our Business" for a discussion of risks associated with both domestic and international operations.

        Backlog.    Our backlog for voice processing products was approximately $1.5 million and $3.1 million as of the first business day of June 2009 and 2008, respectively. Our backlog consists of (1) orders confirmed with a purchase order for product from which we expect to recognize revenue within 120 days to customers with approved credit status, (2) shipments classified as deferred revenue, which we expect to recognize as revenue within 120 days, and (3) deferred maintenance revenue, which we expect to recognize within 120 days. A shipment may be classified as deferred revenue for a variety of reasons including, but not limited to, concerns over collectiblity or contractual terms when installation is provided. Backlog at June 1, 2009 and 2008 excludes $1.5 million and $6.8 million, respectively, of orders for which shipment dates are undefined or which extend beyond 120 days. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules, we do not believe that our backlog as of any particular date is necessarily predictive of actual net sales for any future period. However, when backlog levels entering a fiscal quarter are low relative to the forecast revenue for that quarter, it places greater reliance on generating new orders during that fiscal quarter to meet our revenue targets.

Research and Development

        Our engineers are dedicated to and focused on designing and developing next generation voice processing products for both circuit-switched and VoIP networks. Our research and development expenses for fiscal 2009, 2008 and 2007, were approximately $12.6 million, $17.9 million, and $20.8 million, respectively. The decrease in spending in fiscal 2009 was largely due to a reduction in force that was undertaken early in the third quarter of fiscal 2009, which resulted in a reduction in payroll and stock compensation due to decreases in engineering headcount, partially offset by the cost of the reduction in force. Our research and development efforts are driven by market demand and customer feedback. We have created a structured process for undertaking all product development projects. Following an assessment of market demand, our research and development team develops a set of functional product specifications based on input from our product management, sales and post-sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market. As of April 30, 2009, we had 33 employees in Research and Development and we believe that retaining those personnel and recruiting new personnel, as necessary, will be essential to our continued success.

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

Sales and Marketing

        We primarily rely on our direct sales force to sell our voice processing products domestically and on a combination of a direct sales force, value-added resellers, distributors and sales agents internationally. We have continued to expand our network of value-added resellers, distributors, and sales agents that sell our products internationally, and continued to enhance our web site marketing. During fiscal 2007, we increased our sales and marketing spending as we invested in sales and marketing headcount, pre- and post-sales support staff and trade shows to support sales growth in those years and to create demand for our products. However, due to the decline in sales in fiscal 2008 and again in fiscal 2009, we executed some targeted reductions in spending in an effort to control our costs until such time as our sales recover. The focus of spending has been to increase our international presence and to promote the introduction of our new VoIP products. See "Item 1A—Risk Factors" below for a discussion of risks related to effectively marketing and selling our products.

Acquisitions and Dispositions

        Our strategy is to increase new product development both through internal efforts and, when potential acquisitions provide us with a critical new product and/or a decided time-to-market advantage, through acquisitions. We intend to continue to look to acquire companies that meet market attractiveness and strategic fit criteria. Acquisitions involve numerous risks, which are more fully discussed in "Item 1A—Risk Factors—Acquisitions and Investments May Adversely Affect Our Business."

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

        Our principal competitors for stand-alone echo and voice quality products in circuit-switched networks are Dialogic Communications (formerly NMS Communications Corporation) and Tellabs. However, the primary competition in the voice processing market comes from voice switch manufacturers, of which there are several companies competing in this space, the more formidable of which are Nortel, Alcatel-Lucent, Nokia, Ericsson, Siemens-Nokia, Huawei and ZTE. These switch manufacturers do not independently sell echo cancellation products or compete in the open echo cancellation market; however, they integrate echo cancellation functionality within their switch product offerings, either as hardware modules or as software running on chips. A widespread adoption of internal echo cancellation solutions could present a competitive threat to us by eliminating demand for our echo cancellation system products.

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

        Our principal competitors in the Voice Services space are not yet clear. We believe that the Voice Services market is a nascent market, and as such, there do not appear to be any other players that would have a large overlap with the products that we are developing. Independent software vendors such as Nuance Communications and Comverse Technology as well as other technology startups could potentially develop overlapping applications in the future. It is also possible that communications equipment vendors such as Radisys Corporation and similar media server vendors could develop products similar to our mStage and toktok offering. A subset of the services enabled by mStage has historically been successfully demonstrated and delivered, and received strong acclaim in the market, but was hobbled by very high cost and highly limited by prior available technologies (e.g., the Wildfire system). We believe that our innovation is designed to permit the equivalent, and more advanced, open functionality to be delivered to customers at a very low relative cost.

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

Patents and Intellectual Property Rights

        Our future success will depend, in part, on our ability to protect our intellectual property. We rely primarily on nondisclosure agreements as well as copyright, trademark, trade secret laws, and other methods to protect our proprietary voice processing technologies and processes. However, where it is applicable and when we deem it appropriate, we have and may seek patent protection for technologies or inventions we develop, including but not limited to the pending patent applications related to our mStage/toktok products. Nevertheless, these measures may not be adequate to safeguard the proprietary technology underlying our voice quality products.

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

        A few industry participants, such as Alcatel-Lucent, Nortel Networks and certain major universities and research laboratories hold substantial inventories of intellectual property. This concentration of intellectual property in the hands of a few major entities also poses certain risks to us in seeking to hire qualified personnel. We have on a few occasions recruited personnel from these entities. These entities or others may claim the misappropriation or infringement of their intellectual property, particularly when and if employees of these entities leave to work for us. We may not be able to avoid litigation in the future, particularly if new employees join us after having worked for a competing company. Litigation could be very expensive to defend, regardless of the merits of the claims, and could have a material adverse effect on our business, financial condition and results of operations.

Employees

        As of April 30, 2009, we had 105 employees, 19 of whom were primarily engaged in operations, 33 in research and development, 39 in sales, marketing and technical support and 14 in finance and administration. Our employees are not represented by any collective bargaining agreement, and we have not experienced a work stoppage. We believe our employee relations are good.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

        Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 60% of our revenue in fiscal 2009 and 68% and 88% of our revenue in fiscal 2008 and 2007, respectively. Our largest customer accounted for approximately 22% of our revenue in fiscal 2009 and 35% and 64% of our revenue in fiscal 2008 and 2007, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels. In addition, our customer concentration exposes us to credit risk as, for example, 81% of our accounts receivable balance at April 30, 2009 was from five customers.

        Since the beginning of calendar year 2004, North American telecommunication service providers have been involved in a series of merger and acquisition activities and some affected telecommunication service providers are still assessing the network technology and deployment plans. In any merger, product purchases for network deployment may be reviewed, postponed or canceled based on revised plans for technology or network expansion for the merged entity. More recently, we have also experienced changes in buying patterns due to carrier transitions from their legacy TDM/networks to VoIP networks and the impact of the world-wide economic and credit crisis. These more recent factors have directly impacted the timing and magnitude of carrier's buying patterns, as they are closely watching their capital spending and are looking to minimize their investment in their legacy network configurations but have been slow to deploy large scale VoIP networks. Until carrier transition strategies from their legacy TDM/networks to VoIP networks get clarified and the economic and credit markets return to a more normal state, our revenue could be more volatile due to timing issues around large customer purchases.

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

IN PERIODS OF WORSENING ECONOMIC CONDITIONS, OUR EXPOSURE TO CREDIT RISK AND PAYMENT DELINQUENCIES ON OUR ACCOUNTS RECEIVABLE SIGNIFICANTLY INCREASES.

        A substantial majority of our outstanding accounts receivables are not secured and a growing percentage of our receivables are from international customers. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.

OUR CASH AND CASH EQUIVALENTS AND OUR SHORT AND LONG-TERM INVESTMENTS COULD BE ADVERSELY AFFECTED IF THE FINANCIAL INSTITUTIONS IN WHICH WE HOLD THESE FUNDS FAIL.

        We maintain the cash and cash equivalents and our short and long-term investments with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents (other than our auction rate securities which are classified as long-term investments); however, we can provide no assurance that access to our invested balances will not be impacted by adverse conditions in the financial and credit markets.

WE ARE RELIANT PRIMARILY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

        We expect that, at least through fiscal 2010, our primary business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, could limit the rate of growth of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for products we sold in the last few fiscal years, which are deployed in mobile and wireline networks. Although fiscal 2008 was the first year in which revenue from our Packet Voice Processor (PVP) targeted at the VoIP market was greater than 10% of our total revenue, due to the slower than anticipated market transition to VoIP networks and the protracted nature of customer evaluation of our VoIP platform, sales of our PVP product have been volatile from quarter to quarter. As such, there is no guarantee that revenue from our PVP product in any given quarter will continue to exceed 10% of our total revenue or that we will continue to be successful in selling the PVP in volume into those VoIP networks.

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE WHICH COULD CAUSE OUR SALES TO DECLINE.

        We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. For example, the growth of our company is substantially dependent on the successful commercial launch of our mStage and toktok products, which have not yet been made commercially available. If these products do not receive substantial commercial acceptance, the ability to grow our business will be adversely impacted. In addition, although we have experienced substantial revenue from our VQA products over the last few fiscal years, there is no guarantee that our VQA products will continue to meet the expectations of new potential customers or that customers will continue to invest heavily in traditional TDM/wireline network infrastructure. As such, the timing of our realization of any additional revenues from the VQA platforms could be delayed or not materialize at all.

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

        We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new products, most recently our mStage and toktok products. Our new and/or existing products may not be able to address evolving demands in the telecommunications market in a timely or effective way. Even if they do, customers in these markets may purchase or otherwise implement competing products.

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

        Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue significantly declines, as we experienced in fiscal 2008 and fiscal 2009, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price. For example, we have experienced delays in customers finalizing contracts and/or issuing purchase orders, which have resulted in revenues slipping out of the quarter in which we had expected to recognize them. This resulted in revenue shortfalls from investor expectations during several quarters over the last 24 months and ultimately resulted in us experiencing declines in our stock price following the announcement of these revenue shortfalls.

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

        Manufacturing is currently outsourced to primarily two contract manufacturers. We believe that our current contract manufacturing relationships provide us with competitive manufacturing costs for our products. However, recently the down turn in business, not only from Ditech but other customers, has required one of our contract manufacturers to scale down production and consolidate some of its operations. As a result, production of our products will now be shifted to a new plant. This change in production location, combined with the very limited production levels that Ditech is currently projecting for this contract manufacturer, could result in longer lead times for production runs, which could be detrimental to us if we have unexpected spikes in demand which require quick production turn around times. Further, if we or these contract manufacturers terminate our relationships, or if we otherwise establish new relationships, we may encounter problems in the transition of manufacturing to another contract manufacturer, which could temporarily increase our manufacturing costs and cause production delays.

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

        We face competition from two direct manufacturers of stand-alone voice processing products, Tellabs and Dialogic Communications (formerly Natural Microsystems). The other competition in these markets comes from voice switch manufacturers. These switch manufacturers do not sell voice processing products or compete in the stand-alone voice processing product market, but they integrate voice processing functionality within their switches, either as hardware modules or as software running on chips. A more widespread adoption of internal voice processing solutions would present an increased competitive threat to us, if the net result was the elimination of demand for our voice processing system products.

        We believe we will face competition for our Voice Applications initiative. Independent software vendors could develop competing applications. These independent software companies have access to the necessary technology to develop competing applications. In addition, some of these independent software vendors have more experience with voice recognition technology.

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

WE CURRENTLY ARE, AND IN THE FUTURE MAY BE, SUBJECT TO SECURITIES CLASS ACTION LAWSUITS DUE TO DECREASES IN OUR STOCK PRICE.

        We are at risk of being subject to securities class action lawsuits if our stock price declines substantially, similar to what happened in 2005. Although we were successful in that litigation, if our stock price declines substantially in the future, we may be the target of similar litigation. The current, and any future, securities litigation could result in substantial costs and divert management's attention and resources, and could seriously harm our business.

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

        As of April 30, 2009, we held one A3 rated auction rate security (A3 rated ARS) and one B3 rated auction rate security (B3 rated ARS), totaling $13.7 million of par value, both of which failed to settle at auctions. The A3 rated ARS began to fail to auction in the fourth quarter of fiscal 2008, and the B3 rated ARS with a par value of $10.0 million has failed to settle since the second quarter of fiscal 2008. Due to the prolonged nature of the decline in value of the B3 rated auction rate security that has failed to settle since the second quarter of fiscal 2008, the severity of the decline and no clear indication of when it might settle, we determined that the unrealized loss was no longer temporary. Therefore, we have recognized a total of $8.9 million of impairment charges in the consolidated statement of operations since the beginning of the fourth quarter of fiscal 2008 ($4.7 million in fiscal 2009). We believe that the $0.3 million decline in value that we have experienced in the A3 rated ARS as of April 30, 2009 is a temporary event and we have accounted for this decline as an unrealized loss in accumulated other comprehensive loss within stockholders' equity in the condensed consolidated balance sheets. It is possible that we will incur further declines in value in these two securities during fiscal 2010 due to changing facts related to the underlying collateral, changes in the amount and timing of cash flow streams being generated by the securities, which play a key role in the overall valuation model, as well as changes in the overall market. In addition, in the future should we determine that these declines in value are other than temporary, we would recognize a further impairment charge on our condensed consolidated statement of operations, which could be material. As of June 30, 2009, we continued to hold auction rate securities with a par value of $13.7 million. See Item 7A. below for a further discussion of our auction rate securities.

Item 1B—Unresolved Staff Comments

        None.

Item 2—Properties

        Our principal offices and facilities are currently located in two leased buildings totaling approximately 61,000 square feet in Mountain View, California. In fiscal 2009, we engaged a leasing company to sublease approximately 11,200 square feet of our Mountain View headquarters which we have vacated due to reduced space needs as a result of the cumulative affect of the reductions in force that we have completed since the second quarter of fiscal 2008. Of the remaining space occupied, approximately 61% is used for manufacturing and research and development and the balance is used for office space for sales and marketing and general and administrative functions. The term of the lease expires on July 31, 2011. We believe that the space under the lease is adequate to meet our needs for the foreseeable future.

Item 3—Legal Proceedings

        Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech's stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning VQA orders and the potential effect on Ditech of the merger between Sprint and Nextel, seeking monetary damages. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006. The defendants moved to dismiss the complaint, and by order dated August 10, 2006, the court granted the defendants' motion and dismissed the complaint with leave to amend. The plaintiffs filed their Second Amended Complaint on September 11, 2006. The defendants again moved to dismiss, and by order dated March 22, 2007, the court dismissed the Second Amended Complaint with leave to amend. The plaintiffs filed their Third Amended Complaint on April 23, 2007. On May 14, 2007, the defendants again moved to dismiss. By order dated October 11, 2007, the court dismissed the third amended complaint with prejudice. On November 8, 2007, the plaintiffs filed a notice of appeal to the Ninth U.S. Circuit Court of Appeals. On April 1, 2009, the parties filed a stipulated motion for dismissal of the appeal. On April 14, 2009, the Ninth Circuit dismissed the appeal. With the dismissal of the appeal, the district court's order dismissing the third amended complaint with prejudice stands and is the final judgment in this action.

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

        The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, Ditech moved to dismiss the amended complaint based on plaintiffs' failure to make a demand on the board before bringing suit. On the same day, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants' motion to dismiss without prejudice. On September 21, 2007, plaintiffs filed a second amended complaint. On November 30, 2007, we moved to dismiss the complaint for failure to make a demand on the board of directors and for lack of standing. On the same day, the individual defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. A hearing on these motions was held on February 8, 2008. On March 26, 2008, the Court granted the individual defendants' motion to dismiss without prejudice, ordering plaintiffs to file any amended complaint by April 25, 2008. Plaintiffs did not file an amended complaint. On April 25, 2008, plaintiffs purported to make a shareholder demand on Ditech's board of directors, demanding that Ditech's board investigate and remedy the alleged stock option manipulation and insider trading. On May 12, 2008, defendants filed a motion for dismissal with prejudice based, in part, on plaintiffs' failure to comply with the Court's March 26, 2008 Order. That motion was taken off calendar to allow the parties to participate in settlement discussions. Since that time, settlement discussions have been ongoing.

Item 4—Submission of Matters to a Vote of Security Holders

        Not Applicable.

Executive Officers of the Registrant

        The following are our executive officers, together with their ages and biographical information, as of June 30, 2009:

Name	Age	Position
Todd G. Simpson	43	Chief Executive Officer and Director
William J. Tamblyn	50	Executive Vice President and Chief Financial Officer
Lowell B. Trangsrud	57	Executive Vice President and Chief Operating Officer
Karl E. Brown	39	Vice President of Marketing

        Biographical information relating to our executive officers is as follows:

        Todd G. Simpson joined Ditech in June 2005 as our Vice President, General Manager in connection with our acquisition of Jasomi Networks, Inc., and became the Vice President, Marketing, in May 2007. Mr. Simpson was promoted to our President and Chief Executive Officer in September 2007. Prior to joining Ditech, Mr. Simpson was President and CEO of Jasomi Networks from January 2005 until June 2005. Prior to joining Jasomi, Mr. Simpson was a Founder and Director of Call Genie Inc., a provider of automated voice solutions for the directory services business. From January 2001 to December 2003, Mr. Simpson served as CTO for Zi Corporation, a provider of embedded software for mobile phones, and where previously, in 2000, he was Vice President of Engineering. Prior to this, he founded a series of companies including Headplay Inc. and Conversion Works. He holds a BS. and PhD. in Computer Science from the University of Calgary.

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

        Karl Brown joined the marketing team at Ditech Networks in 2004, and became the Vice President of Marketing in February 2008. Before joining Ditech Networks, Mr. Brown was Senior Director of Marketing at ANDA Networks, a provider of Metro Ethernet equipment, from June 2002 to December 2005. Prior to ANDA Networks, Mr. Brown was the Director of Product Management for Jetstream Communications, a provider of media and signaling gateways, from July 2001 to April 2002. From July 1998 to July 2001, Mr. Brown held various management roles at Nortel Networks. Prior to this, Mr. Brown held a series of positions at GTE/Verizon Wireless. Mr. Brown has a M.S. and a B.S. in Engineering from Georgia Tech and a M.B.A. from Indiana University.

        There are no family relationships between any director or executive officer of Ditech.

Part II

Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Ditech's common stock is quoted on the NASDAQ Global Market under the symbol "DITC." The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$2.90	$1.95	$8.99	$7.35
Second Quarter	$1.99	$0.72	$7.53	$4.40
Third Quarter	$1.30	$0.60	$4.98	$2.96
Fourth Quarter	$1.17	$0.85	$3.36	$2.46

Holders

        According to the records of our transfer agent, there were 105 stockholders of record of Ditech's common stock at June 30, 2009. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

        The following graph shows the total stockholder return of an investment of $100 in cash on April 30, 2004 for (i) our Common Stock; (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Telecommunications Index. All values assume reinvestments of the full amount of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ditech Networks, Inc., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

*
$100 invested on 4/30/04 in stock or index, including reinvestment of dividends.
Fiscal year ending April 30.

	4/04	4/05	4/06	4/07	4/08	4/09
Ditech Networks, Inc.	$100.00	$78.65	$65.51	$60.50	$19.82	$6.82
NASDAQ Composite	$100.00	$100.90	$124.20	$136.38	$130.63	$91.41
NASDAQ Telecommunications	$100.00	$95.18	$125.99	$141.03	$136.59	$100.34

Item 6—Selected Financial Data

        Not required.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. See our cautionary language in the first paragraph of "Item 1. Business" regarding these statements. Our actual results could differ materially from those discussed here. See "Item 1A-Risk Factors" for factors that could cause future results to differ materially.

Overview

        We design, develop and market telecommunications equipment for use in enhancing voice quality and canceling echo in voice calls over wireline, wireless and internet protocol (IP) telecommunications networks. Our products monitor and enhance voice quality and provide transcoding in the delivery of voice services. Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our TDM-based product introductions have leveraged the processing capacity of our newer hardware platforms to offer not only echo cancellation but also enhanced Voice Quality Assurance ("VQA") features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility. We have also introduced products to support carriers that are deploying voice over internet protocol, or "VoIP," technologies which offer all the voice capabilities of our TDM-based products along with codec transcoding to meet the new challenges faced by carriers deploying VoIP technologies. Most recently we announced our development efforts on our new toktok and mStage products, which further leverage off our expertise in voice technology enabling on-demand, voice-driven, "mid-call accessible" applications and services to be delivered to customers on wireless and wireline voice networks. This offering is being designed to enable phone subscribers to "use their voice as well as their thumbs" to interact with web applications/services like social networking and instant messaging ("IM") on demand, even "on-the fly" during a telephone call.

        Since becoming a public company in June 1999, our financial success has been primarily predicated on the macroeconomic environment of U.S. wireline and, more recently, wireless carriers as well as our success in selling to the larger carriers. Over the years since becoming public, we have experienced ebbs and flows in the level of demand from these carriers due to their level of network expansion, adoption of new technologies in their networks and the impacts of merger and other consolidation in the industry. Of late, the downturn in business volume we have experienced seems to have been driven by three main factors: technology transitions; budgetary constraints; and the global economic crisis.

        The technology transition has impacted us on two fronts. First and foremost, carriers have been extremely cautious to invest in legacy second generation ("2G") technology, historically our primary source of revenue, for fear of stranding some or all of their investments by moving to the newer VoIP-based third generation technology ("3G"). The hesitancy to invest in 2G equipment has resulted in protracted purchase cycles and smaller deployments to mitigate their perceived risks, while still addressing needed improvements in voice quality in their 2G networks. The second impact has been felt on the 3G investment, which has been far slower to develop than was first predicted by industry experts. Instead of wholesale deployment of VoIP technologies we have experienced a much more cautious entrance into this technology by many of the carriers with which we have historically done business, with the key by-product being that they are buying much smaller systems than would have been expected from their historical buying pattern and in some cases even deciding to limit their investment in 3G technology in lieu of even newer fourth generation technologies that are currently in development.

        On the budgetary side, even before the world-wide financial crisis became clear, we began to see tighter budgetary spending on capital equipment in many regions of the world, but most importantly with our large domestic customers. As such, spending on capital equipment appears to have been primarily targeted at equipment that could show a direct correlation with revenue generation as opposed to our historical product offerings, which although not a direct source of revenue for carriers is critical to the overall call experience and therefore to customer satisfaction, which in our opinion ultimately translates into call revenue. It is with this capital spending model in mind that we undertook development of our toktok and mStage products which, although leveraging off of our core knowledge of voice technology, we believe will be our first product offering to truly be tied to an identifiable revenue stream for our carriers.

        Last, we believe that the current market conditions around the world have and could continue to create further delays in purchasing decisions both as carriers tighten their capital investment activity due to internal budget constraints and as tighter credit hampers their ability to borrow to facilitate network expansion and/or upgrades.

        Despite the previously mentioned delays due to budget and uncertainty around network architecture, we continue to believe that in the United States our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks, using either 2G or 3G technologies, will be key factors in adding new customers and driving opportunities for revenue growth. The development of our VQA feature set, which was originally targeted at the international Global System for Mobile Communications ("GSM") market, has seen growing importance in the domestic market as well. We continue to focus sales and marketing efforts on international and domestic mobile carriers who might best apply our VQA solution. We have continued to invest in customer trials domestically and internationally in an attempt to better avail ourselves of these opportunities as they arise. Despite these efforts, we have experienced mixed results as we remain dependant on the buying patterns of a small, yet more diverse, group of carriers.

        We expect long-term opportunities for growth will occur in VoIP based network deployments as there appears to be a growing, albeit slow, trend of service providers transitioning from traditional circuit-switched network infrastructure to VoIP. As such, between fiscal 2005 and early fiscal 2009 we have directed the majority of our research and development spending towards the development of our Packet Voice Processor (PVP), a platform targeting VoIP-based network deployments. The Packet Voice Processor introduces cost-effective voice format transcoding capabilities combined with our VQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter. Although fiscal 2008 marked the first period in which revenue from the Packet Voice Processor exceeded 10% of total revenue, ordering patterns are still volatile leading to spikes in the timing and amount of revenue from this product.

        Beginning in fiscal 2009, we began shifting our development efforts to other product offerings that leverage our expertise in voice technology. The first effort was tied to the creation of licensed versions of our core technology for use in other elements within communications networks, such as Bluetooth headsets. More recently we have shifted the majority of our development efforts to our recently announced mStage and toktok products, which are currently in development. While the Bluetooth opportunities are focused on moving our expertise in voice quality to the communication interface devices at the fringe of the voice networks, mStage and toktok will enable mobile subscribers to use their voice as well as their thumbs to interact with web applications like social networking and IM on-demand, even during a phone call. We are undertaking these new opportunities in an effort to not only diversify our product offerings but also our customer base. We believe that these products could help generate a more predictable revenue base, which we believe is less susceptible to our customer's decisions on the timing and nature of the network expansions than our legacy product offerings have experienced on a stand alone basis.

        Acquisition History.    Although we regularly evaluate whether there are acquisition candidates that have technologies that would compliment our products and core strengths, in the last five fiscal years, we have completed only one acquisition. In June 2005, we acquired Jasomi, which developed and sold session border controllers that enable VoIP calls to traverse the network address translation, or "NAT," and protect networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. Consideration for the acquisition totaled approximately $21.8 million. We additionally issued shares of Ditech restricted stock to new employees hired as part of the acquisition.

        Our Customer Base.    Historically, the majority of our sales have been to customers in the United States. Although these customers have traditionally accounted for well over 50% of our revenue in a given period, they are becoming a smaller percentage due to the growing interest in our VQA technology in several key international markets. Domestic customers accounted for approximately 46% of our revenue in fiscal 2009 and 63% and 71% of our revenue in fiscal 2008 and 2007, respectively. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. Growth in international revenue, as a percentage of total review, has been largely driven by demand from customers in South East Asia, the Middle East and Latin America. We expect our international demand to continue to be heavily influenced these markets as they are experiencing the highest level of growth and commonly have the most need for cost effective solutions to address voice quality in their growing networks.

        Our revenue historically has come from a small number of customers. Our largest customer accounted for approximately 22% of our revenue in fiscal 2009 and 35% and 64% of our total revenue in fiscal 2008 and 2007, respectively. Our five largest customers accounted for approximately 60% of our revenue in fiscal 2009 and 68% and 88% of our revenue in fiscal 2008 and 2007, respectively. Consequently, the loss of any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced in fiscal 2006 and again over the last two fiscal years as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

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

        Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the world and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of April 30, 2009, we had deferred $4.0 million of revenue. However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Consolidated Balance Sheet. Of the $4.0 million of total deferred revenue transactions at April 30, 2009, only $0.7 million had been collected from customers and therefore reported as deferred revenue on the Consolidated Balance Sheet. The balance of $3.3 million related to uncollected deferred revenue transactions was reported net against the related accounts receivable balance.

        Of the $4.0 million of revenue deferred as of April 30, 2009, approximately $2.9 million was associated with installations and other product related deferrals and $1.1 million was associated with maintenance contracts. In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date, to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

        Investments—We consider investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year, and auction rate securities, which we have historically settled on 7, 28 or 35 day auction cycles, as short-term investments. However, when auction rate securities fail to settle at auction, which occurred in fiscal 2008 and 2009, and conditions leading to their failure to auction create uncertainty as to whether they will settle in the near-term, we classify them as long-term consistent with the contractual term of the underlying security. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities for which we are unable to estimate when they will settle. Short-term and long-term investments consist primarily of corporate notes and asset backed securities. We have classified our investments as available-for-sale securities in the accompanying consolidated financial statements. We carry available-for-sale securities at fair value, and report unrealized gains and losses as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income, net based on specific identification. We include interest on securities classified as available-for-sale in total other income. See also the discussion in "Liquidity and Capital Resources" and Item 7A for additional information on auction rate securities.

        Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of write-downs required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in the recognition of larger than anticipated write-downs. For example, we recorded inventory write-downs for excess levels of inventory of $2.4 million and $5.1 million in fiscal 2009 and 2008, respectively. There were no sales of previously written-down inventory during fiscal 2009 or 2008. We did sell $0.3 million of previously written-down inventory in fiscal 2007, which had a negligible impact on gross margin, as it was sold for approximately its net carrying value.

        Cost of Warranty—At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year. The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures. This would result in a decrease in gross profits. As of April 30, 2009, we had $0.4 million accrued related to estimated future warranty costs. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

        Impairment of Long-lived Assets—We continually monitor events and changes in circumstances that could indicate that carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances arise, we assess the recoverability of our long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carry amount of the assets in question, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell. During fiscal 2009, we did record an impairment charge of approximately $0.3 million associated with certain identifiable assets that were abandoned as a result of the cumulative affects of the reductions in force that had been implemented over the last two fiscal years.

        Accounting for Stock-based Compensation—Stock-based compensation cost is estimated at the grant date based on the award's fair value as calculated by the Black-Scholes-Merton ("Black-Scholes") option-pricing model and is recognized as expense, net of estimated forfeitures, ratably over the requisite service period. Given our employee stock options have certain characteristics that are significantly different from traded options and, because changes in the subjective assumptions can materially affect the estimated value, in our opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although we determine the fair value of employee stock options in accordance with SFAS 123R and SAB 107 using the Black-Scholes option-pricing model, that value may not be indicative of the fair value observed between a willing buyer and a willing seller in a market transaction.

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

        Recent Accounting Pronouncements    In April 2008, the Financial Accounting Standards Board released a FASB Staff Position (FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact on our current consolidated financial statements.

        In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 only requires additional disclosure and we currently do not use derivative instrument, the adoption will not impact our consolidated financial position, results of operations or cash flows.

        In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The provisions of SFAS 141R are effective as of the beginning of 2010, with the exception of adjustments made to acquired tax contingencies. Future adjustments made to acquired tax contingencies associated with acquisitions that closed prior to the beginning of 2010 would apply the provisions of SFAS 141R and will be evaluated based on the outcome of these matters. We do not expect the adoption of SFAS 141R to have a material impact on our consolidated financial statements.

        In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements", an amendment of Accounting Research Bulletin No. 51." SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Since this guidance will be applied prospectively and we currently do not have any non-controlling interests, on adoption, there will be no impact our current consolidated financial statements.

        In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The adoption of SFAS No. 157 as of May 1, 2008 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 3 to the Notes to Consolidated Financial Statements.

        In April 2009, the Financial Accounting Standards Board issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"), (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP 115-2 and FSP 124-2") , and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments , ("FSP 107 and APB 28-1"), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these Staff Positions.

Results of Operations

        The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated:

  Results of Operations

	Years Ended April 30,
	2009	2008	2007
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	60.4	55.8	32.3

Gross profit	39.6	44.2	67.7

Operating expenses:
Sales and marketing	61.7	54.4	29.2
Research and development	67.7	51.0	24.8
General and administrative	36.5	26.5	10.2
Amortization of purchased intangible assets	0.5	2.8	1.2
Impairment of goodwill and other purchased intangibles	—	50.4	—

Total operating expenses	166.4	185.1	65.4

Income (loss) from continuing operations	(126.8)	(140.9)	2.3
Total other income (expense), net	(17.1)	1.9	8.0

Income (loss) from continuing operations before provision for income taxes	(143.9)	(139.0)	10.3
Provision for income taxes	(0.3)	130.8	4.0

Net income (loss)	(143.6)%	(269.8)%	6.3%

  Discussion of Fiscal Years ended April 30, 2009, 2008, and 2007

  Revenue

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2009	2008	2007	2009	2008
	$s in thousands
Revenue	$18,648	$35,089	$84,004	$(16,441)	$(48,915)
% Change				(46.9)%	(58.2)%

        The decrease in revenue during fiscal 2009 compared to fiscal 2008, as well as fiscal 2008 compared to fiscal 2007, was largely due to a decrease in revenue from our largest domestic customer, Verizon, as well as declines in the overall purchases from the next four largest customers in fiscal 2008 and 2007, without an increase in other domestic and international business to offset these declines. In the aggregate, our top five customers in fiscal 2009 accounted for $11.1 million of revenue in fiscal 2009 as opposed to the top five customers in fiscal 2008 and 2007, which accounted for $23.9 million and $73.5 million, respectively.

        Our largest customer in fiscal 2009, 2008 and 2007, Verizon accounted for approximately $4.1 million, $12.3 million and $53.9 million of revenues, respectively. This decline in revenue, both in real terms and as a percentage of revenue, appears to be largely due to Verizon shifting focus away from their traditional wireless network deployments over the past 12 to 18 months, where our product has historically been installed, to newer 3G networks. The mix of customers that represent our next four largest customers has changed year over year but is reflective of a growing trend of our international business becoming a larger percentage of our revenue base. Two customers, other than

Verizon, accounted for over 10% of our revenue in fiscal 2009 and 2008 and only one customer, other than Verizon, accounted for more than 10% of revenue in fiscal 2007.

        Although we have experienced a consistent number of customers representing greater than 10% of our revenues during fiscal 2009 and 2008, the overall dollar magnitude of the revenue from these customers continues to trend down as buying decisions continue to be slow to materialize and are generally for more conservative amounts than buying patterns experienced in fiscal 2006 and 2007. We believe that this protracted buying process and the smaller ordering levels are a function of tighter capital spending budgets and tighter credit markets, as well as uncertainty in the technical direction that companies are looking to take. This indecision around future network design appears to have made carriers leery to invest heavily in legacy circuit switched technology due to the risk of stranding investments upon conversion to newer network technologies such as VoIP. However, on the VoIP side we are experiencing carriers moving into the VoIP space in a more conservative manner than was expected by industry analysts, resulting in deployments at a fraction of the size that we are accustomed to seeing for circuit switched network deployments. Although our initial VoIP product was designed for large scale deployments and therefore was not easily adaptable to meet the smaller scale deployments that most carriers wanted to undertake, we have recently completed development of a smaller scale version of PVP product, which we began to ship in the fourth quarter of fiscal 2009 and we hope will more closely meet current market demands.

        Geographically, our domestic revenue for fiscal 2009 totaled 46% of total worldwide revenue as compared to 63% and 71% realized in fiscal 2008 and 2007, respectively. The decrease in the domestic portion of our revenue both in real terms and as a percentage of total revenue was primarily driven by the decline in Verizon purchasing activity. Our international revenue has primarily been dependent on our success in selling VQA. Although we continue to believe that there are meaningful domestic and international revenue opportunities, we continue to experience slower than anticipated purchasing cycles from our existing and prospective customers, which has resulted in volatility in the level of revenue from quarter to quarter. We plan to continue to invest in customer trials to attempt to capture the world-wide revenue opportunities that exist for us.

        We expect that sales of our TDM-based BVP-Flex and QVP products will continue to represent the majority of our revenue in the foreseeable future, as carriers continue to be cautious in their deployment strategies of VoIP based communications networks. Revenue levels for fiscal 2010 will be dependent on our success in adding new customers domestically and internationally, the network technology and deployment plans of the North American telecommunication service providers, the market acceptance of our Packet Voice Processor, and the timing and market acceptance of our toktok/mStage products. See "Item 1A-Risk Factors" for discussions of risks related to customer concentration and other factors, which could impact the timing and level of revenue.

        See our cautionary language in the first paragraph of "Item 1. Business" regarding forward-looking statements such as the statements made in the prior paragraphs about our expectations regarding our future revenue, as well as statements regarding our expectations in each of the categories below.

  Cost of Goods Sold and Gross Margin

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2009	2008	2007	2009	2008
	$s in thousands
Cost of goods sold	$11,272	$19,595	$27,140	$(8,323)	$(7,545)
% Change				(42.5)%	(27.8)%
Gross Profit	$7,376	$15,494	$56,864	$(8,118)	$(41,370)
Gross Margin %	39.6%	44.2%	67.7%	(4.6) pts	(23.5) pts

        Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold in fiscal 2009 as compared to fiscal 2008, well as fiscal 2008 as compared to fiscal 2007 was primarily driven by the decrease in business volume. Our analysis of gross margin below discusses the other factors driving changes in cost of goods sold.

        Our gross margin percentage decreased during fiscal 2009, as compared to fiscal 2008, largely due to the non-product costs included in cost of goods sold, such as manufacturing and post sales installation costs, representing a larger percentage of our revenue. Certain of these costs are relatively fixed in nature and although we did experience a decline in these costs in real terms due to tighter cost control and the reductions in force over the last two years, as revenue levels declined in fiscal 2009 these costs become a larger percentage of revenue and therefore adversely impacted our gross margin by approximately eight percentage points. Partially offsetting the adverse movement in margin in fiscal 2009 was a decline in the provision of excess inventory, in both real terms and as a percentage of revenue, from $5.1 million in fiscal 2008 to $2.4 million in fiscal 2009, or a two percentage point improvement in gross margin. In addition, the product and customer mix in fiscal 2009 improved slightly from that experienced in fiscal 2008, which further offset the impacts of the non-product costs.

        Gross margins in fiscal 2008 as compared to fiscal 2007 were adversely impacted by our fixed manufacturing costs representing a larger percentage of our lower revenue base. In fiscal 2008, these costs represented 18.3% of revenue as compared to 7.4% in fiscal 2007. In addition, in fiscal 2008, we recorded a write-down of potentially excess inventory items totaling $5.1 million (14.5% of revenue). These factors more than offset the positive impacts on gross margin realized from an improved customer and product mix in fiscal 2008, including an increase in the percentage of revenue recognized from maintenance and extended warranty contracts due to the decline of product shipments in fiscal 2008.

        All other things being equal, we expect that if our revenue levels increase, gross margin percentages should improve from the current levels as the continued under absorption of manufacturing overheads will become a smaller percentage of a larger revenue base, resulting in improved margins. However, we could experience further pricing pressures as we expand the distribution of our products internationally through value-added resellers and distributors, which could cause our gross margins to decrease.

  Sales and Marketing

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2009	2008	2007	2009	2008
	$s in thousands
Sales and Marketing Expense	$11,511	$19,103	$24,496	$(7,592)	$(5,393)
% of Revenue	61.7%	54.4%	29.2%	7.3 pts	25.2 pts

        Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. The decline in sales and marketing spending in fiscal 2009, as compare to fiscal 2008, was largely due to reductions in salaries and related expenses associated with the reductions in force that were affected in the latter half of fiscal 2008 and again in fiscal 2009, which resulted in approximately $3.6 million in reduced spending in fiscal 2009. In conjunction with the reduced headcount and tighter overall cost control over variable spending we experienced $2.1 million in reduced spending for travel and related costs and costs associated with marketing programs and trade shows. We also experienced a decline in sales and marketing variable compensation due to the reduction in sales levels in fiscal 2009. Lastly, we experienced a decline in stock-based compensation of $1.2 million. See the discussion regarding the changes in stock-based compensation, below.

        The decline in sales and marketing in fiscal 2008 as compared to fiscal 2007 was due in part to declines in salaries and related expense which decreased $2.9 million. This decline was largely due to a reduction in force at the end of the second quarter of fiscal 2008 and reduced variable compensation levels due to lower than planned sales levels. We also saw a reduction in stock-based compensation expense of $1.1 million due to the older options becoming fully vested in fiscal 2008 and lower levels of stock compensation being incurred on newer option grants due to the decline in the price of our stock over much of the last two fiscal years. The other factors that impacted the decline in sales and marketing expense included tighter spending control on travel and marketing programs which resulted in an aggregate reduction of $0.9 million in fiscal 2008 and reduced agent fees of $0.5 million due to reduced international sales in fiscal 2008.

        We expect that our sales and marketing expenses in fiscal 2010 will continue to decline from fiscal 2009 levels due to realizing a full year's worth of cost reductions from the reduction in force in mid-fiscal 2009 and from continued cost controls. These savings will likely be partially offset by increased variable compensation based on new sales targets for fiscal 2010.

  Research and Development

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2009	2008	2007	2009	2008
	$s in thousands
Research and Development Expense	$12,633	$17,881	$20,835	$(5,248)	$(2,954)
% of Revenue	67.7%	51.0%	24.8%	16.7 pts	26.2 pts

        Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The decline in fiscal 2009 research and development spending was largely due to a $3.5 million savings in payroll and related spending due to the reductions in force that have been implemented since the middle of fiscal 2008. As a result of the reduction in headcount over the last two fiscal years, we have also experienced a decline in allocated common costs due to lower space consumption and use of other support services of $0.7 million and reduced travel and related costs of $0.2 million. Lastly, we experienced a decline in stock compensation of $0.8 million. See the discussion regarding the changes in stock compensation, below.

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

        We expect to see a further decline in our research and development spending in fiscal 2010 as we realize a full year's cost savings from the 2009 reduction in force.

  General and Administrative

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2009	2008	2007	2009	2008
	$s in thousands
General and Administrative Expense	$6,807	$9,285	$8,534	$(2,478)	$751
% of Revenue	36.5%	26.5%	10.2%	10.0 pts	16.3 pts

        General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. The decline in spending in fiscal 2009 is largely due to $0.9 million of reduced costs associated with the change in CEO that occurred in fiscal 2008. We also experienced a reduction of $0.4 million associated with payroll savings due to the reductions in force that were implemented over the last two fiscal years and a $0.6 million reduction in professional services due to favorable developments in our outstanding legal matters and reduced accounting fees related to our 2008 adoption of FIN 48. Lastly, we experienced a decline in stock-based compensation of $0.5 million. See the discussion regarding the changes in stock-based compensation, below.

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

        We expect general and administrative expenses in fiscal 2010 to be flat to modestly down due to realizing a full year's savings from the reduction in force completed in mid-fiscal 2009 as well as other cost saving measures we expect to put in place in fiscal 2010. However, one of our stockholders has recently announced his intention to conduct a proxy solicitation to elect himself and one other person proposed by him as directors of Ditech Networks, which could result in a hostile proxy contest that would result in additional general and administrative expenses.

  Acquisition-Related Compensation Expense

        In fiscal 2008 and 2007, we recorded compensation expense related to the portion of convertible debentures issued to employee-stockholders, in connection with the acquisition of Jasomi. We amortized the compensation expense to research and development expense and sales and marketing expense over the lives of the convertible debentures. The convertible debentures matured in June 2007, and were settled in cash, as such there was no compensation expense associated with the convertible debentures subsequent to fiscal 2008. See Note 4 of Notes to the Consolidated Financial Statements.

        Convertible debenture amortization included in operating expenses was as follows:

	Years ended April 30,
	2008	2007
	$s in thousands
Sales and marketing	$46	$339
Research and development	4	25

Total	$50	$364

  Amortization of purchased intangible assets

        For the years ended April 30, 2009, 2008 and 2007, we recorded amortization of purchased intangible assets related to the Jasomi acquisition. We are amortizing purchased intangible assets to operating expense over their estimated useful life which ranges from four to five years. The reduction in amortization of purchased intangible assets was due to the impairment of these assets at the end of fiscal 2008. See Note 5 of Notes to the Consolidated Financial Statements.

	Years ended April 30,
	2009	2008	2007
	$s in thousands
Amortization of purchased intangible assets	$97	$985	$985
% of revenue	0.5%	2.8%	1.2%

  Impairment of goodwill and other purchase intangibles

        Beginning in the first quarter of fiscal 2008, we experienced a decline in our stock price and therefore our market capitalization, due in large part to the decline in our operating results. As a result of our stock price's continued depressed state and uncertainty as to when our stock price would return to levels sufficient to justify the recovery of our recorded goodwill, we undertook an interim impairment review in the third quarter of fiscal 2008. As a result of the review, we determined that the entire goodwill balance of $16.4 million, attributable to the Jasomi acquisition, was impaired and therefore recorded an impairment loss in the third quarter of fiscal 2008. In addition, we recorded a $1.3 million impairment charge related to the purchase intangibles related to the Jasomi acquisition. There were no further impairment charges in fiscal 2009.

        The impairment charge was due in large part to declining sales levels in the small customer portion of the session border controller market.

  Stock-based Compensation.

        Stock-based compensation expense recognized under SFAS 123R in fiscal 2009, 2008 and 2007 was as follows:

	Years ended April 30,
	2009	2008	2007
	Ss in thousands
Cost of goods sold	$258	$380	$370
Sales and marketing	439	1,618	2,714
Research and development	339	1,127	1,951
General and administrative	731	1,274	1,124

Total	$1,767	$4,399	$6,159

        The decline in stock based compensation over the last two fiscal years is due to two key factors. First and foremost is the reduction in options outstanding and therefore stock compensation linked to the reductions in force that occurred since the end of the second quarter of fiscal 2008. The second key element of the decline is linked to the timing of option grants that are subject to accounting under SFAS 123R. As compensation related to older options, which were granted at higher fair values per share due to the stock price at the time of grant, become fully amortized, they are being replaced by newer option grants which are being issued at lower fair values due to the decline in our stock price. We expect to continue to experience a declining level of expense related to stock compensation.

  Reduction in Force and Other Charge.

	Year ended April 30
	2009	2008
	$s in thousands
Cost of goods sold	$31	$72
Sales and marketing	324	309
Research and development	614	892
General and administrative	602	504

Total	$1,571	$1,777

        In fiscal 2009, we incurred a charge of $1.6 million related to the reductions in force and related charges, undertaken in the second and third quarters of fiscal 2009, in an effort to reduce spending levels to coincide with the more recent declines we had experienced in our revenue. These reductions in force resulted in a 21% reduction in headcount during fiscal 2009. As a result of the cumulative reductions in force since the second quarter of fiscal 2008, the charges for fiscal 2009 included the estimated costs to vacate approximately 20% of the space in our Mountain View headquarters and the cost associated with abandoning certain idled fixed assets, resulting in charges of $0.5 million and $0.3 million, respectively. The space vacated is currently being marketed for sublease. All severance payments associated with the fiscal 2009 reductions in force have been paid. The only costs remaining to be paid as of April 30, 2009 are estimated outplacement costs for the reductions in force totaling less than $0.1 million and the balance of the loss on sublease of the vacated space in the Mountain View headquarters of $0.4 million.

        In the second quarter of fiscal 2008, we incurred a charge of $1.3 million related to a reduction in force in an effort to reduce spending levels to coincide with the declines we had experienced in our revenue. The reduction in force involved the closure of our Canadian research and development facility and a reduction of approximately 23% in our worldwide headcount. During fiscal 2009, approximately $64,000 related to accrued outplacement services associated with the fiscal 2008 reductions in force lapsed without being used and was therefore reversed to the same financial lines to which it was originally recorded in fiscal 2008. All other costs associated with the fiscal 2008 reduction in force have been incurred.

        In addition to the charge related to the reduction in force, we also incurred other one time benefit costs associated with the retirement package for our CEO in August 2007, which totaled approximately $0.4 million and was included in general and administrative expense, consistent with the recurring costs associated with the CEO.

  Total Other Income (Expense), Net

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2009	2008	2007	2009	2008
	$s in thousands
Total Other Income (Expense), Net	$(3,186)	$676	$6,689	$(3,862)	$(6,013)
% of Revenue	(17.1)%	1.9%	8.0%	(19.0) pts	(6.1) pts

        Total other income (expense), net consists of interest income on our invested cash and cash equivalents and investment balances, offset by other-than-temporary impairment losses on investment securities and a nominal amount of foreign exchange losses. The decrease in total other income (expense), net in fiscal 2009 was largely due to a decline in our invested cash balances and declining average interest rates during fiscal 2009, as well as the further impairment loss on one of our investment securities recognized in fiscal 2009 of $4.7 million. The decrease in total other income in fiscal 2008 was largely due to the decline in our short-term investments due to the repurchase of approximately $41 million of our common stock in the latter part of our second quarter of fiscal 2008 and recent declines in interest rates along with the recognition of a $4.2 million impairment loss on investment securities.

        Our fiscal 2010 interest income will be dependent on our cash balances and the movement of U.S. interest rates.

  Income Taxes

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2009	2008	2007	2009	2008
	$s in thousands
Income Taxes	$(62)	$45,876	$3,385	$(45,938)	$42,491
% of Revenue	(0.3)%	130.8%	4.0%	(131.1) pts	126.8 pts

        Income taxes consist of federal, state and foreign income taxes. The tax benefit for fiscal 2009 resulted in an effective rate of less than 1%. This rate was largely impacted by the continued recording of full valuation allowances against the future tax benefits from the net operating losses generated during the year. The other factors impacting the effective tax rate were modest levels of international and state taxes, which are not directly tied to our overall operating loss but rather to the level of profitability in these tax jurisdictions.

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

        Until such time as we are able to reverse the valuation allowance against our deferred tax assets, we expect the effective tax rate to be at or close to 0% in fiscal 2010 associated with minor levels of taxes for certain state and foreign jurisdictions.

Liquidity and Capital Resources

        As of April 30, 2009, 2008 and 2007, we had cash and cash equivalents and investments totaling $43.0 million, $65.6 million and $134.5 million, respectively. As of April 30, 2009, we had cash and cash equivalents of $38.6 million as compared to $36.1 million at April 30, 2008 and $34.0 million as of April 30, 2007. As of April 30, 2009, we had no short-term investments as compared to $14.4 million and $100.5 million as of April 30, 2008 and 2007, respectively. At April 30, 2009 and 2008, we also had $4.4 million and $15.1 million of auction rate securities which had been classified as long-term investments, consistent with the maturities of the securities underlying the auction rate instruments, due to uncertainty as to when they may settle. The decline in our cash and investment balances over the last two years is in large part due to the $41.0 million used to repurchase our common stock in the second quarter of fiscal 2008 and $17.4 million and $18.7 million of cash used by operations due to our operating losses during fiscal 2009 and 2008, respectively.

        As of April 30, 2009, all of our short-term and long-term investments were held in corporate notes and asset backed auction rate securities. The long-term investments are tied to auction rate securities that failed to settle at auction beginning in fiscal 2008, for which there appears to be no near-term market. Although these securities would normally be classified as short-term, as they typically settle every 28 days, they have been reclassified to long-term pending them settling at auction. As of June 30,

2009, we continued to hold auction rate securities with a par value of $13.7 million. Should we be unsuccessful in migrating to more stable short-term investments or should the issuers not refinance the auction rate securities, we could be faced with longer term liquidity issues, which could impact our ability to fund operations beyond the next twelve to eighteen months and could impact our ability to execute on strategic acquisition opportunities.

        We have a $2 million line of credit facility with our bank, which expires in July 2009. There were no amounts outstanding under the line of credit and we were in compliance with all the financial covenants as of April 30, 2009.

        Since our initial public offering in June 1999, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

  Net Cash flows from Operating Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2009	2008	2007	2009	2008
	in thousands
Net Cash Provided by (Used in) Operating Activities	$(17,359)	$(18,643)	$2,475	$1,284	$(21,118)

        The trend in our cash flows from operations is generally reflective of the downturn in revenue that we have experienced over the last two fiscal years. Although we have attempted to reduce our operating expenses by means of reductions in our workforce and tighter control over discretionary spending during the last two years, the resulting savings in cash outflows have not been sufficient to offset the reduction in cash inflows from collection of declining product revenue. Through our efforts to reduce our spending on operating expenses, we believe that as we are exiting fiscal 2009 we have been able to create an environment in which our legacy business in the TDM and VoIP communications equipment are operating at near cash flow break even and that the level of cash used in operations is primarily linked to the investments we are making in our new toktok and mStage product offerings.

        Our accounts receivable days sales outstanding at April 30, 2009 was approximately 79 days compared to 62 days at April 30, 2008.

        We expect to see continued modest levels of negative cash flows from operations in the coming year based on expected continued softness in revenue, while continuing to invest in the launch of our new toktok and mStage products. However, we expect the level of negative cash flows from operations to decline from the levels realized in fiscal 2009 and 2008 as we realize the savings from our reductions in force over the last two years and as we continue to work down our inventory levels.

  Net Cash flows from Investing Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2009	2008	2007	2009	2008
	$s in thousands
Net Cash Provided by (Used in) Investing Activities	$19,638	$60,134	$(5,973)	$(40,496)	$66,107

        The change in cash flows from investing activities over the years is due to a few key events. In fiscal 2009, we generated $19.6 million of cash primarily as a result of the retirement of $20.7 million of short-term investments. This in-flow of cash was partially offset by cash used to purchase $0.9 million of equipment, primarily in support of our research and development efforts.

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

        We plan to continue to invest in modest levels of capital assets primarily in support of our new product development efforts.

  Cash flows from Financing Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2009	2008	2007	2009	2008
	$s in thousands
Net Cash Provided by (Used in) Financing Activities	$176	$(39,434)	$1,865	$39,610	$(41,299)

        The limited cash flow from financing activities in fiscal 2009 and 2007 was due to the limited level of option activity during those years largely due to a large portion of the options being out-of-the-money or only marginally in-the-money due to the decline in our stock price.

        The cash flow used in financing activities in fiscal 2008 was largely due to the repurchase of over 7 million shares of our common stock. The cost of the repurchase totaled $41.0 million. This use of cash was partially offset by funds received from stock option exercises. We repurchased no common stock in fiscal 2009 or 2007.

        We would expect that cash flows from financing activities will continue to reflect negligible levels of stock option exercises due to the current price of our stock. We currently do not plan to do any further stock repurchases in an effort to conserve cash.

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

  Commitments

        We have no material commitments other than obligations under operating leases, particularly our facility lease, and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We currently occupy approximately 61,000 square feet of space in the two buildings that form our Mountain View, California headquarters. In September 2005, we renegotiated our Mountain View, California lease, which extended the lease term through July 31, 2011 and reduced the rent cost. We have engaged a leasing company to sublease approximately 11,200 square feet of our Mountain View headquarters, which we vacated due to reduced space needs as a result of the cumulative effect of the reductions in force that we have completed since the second quarter of fiscal 2008.

        Our contractual commitments as of April 30, 2009, by year in which they become due, are as follows:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years
Operating leases	$2,429	$1,058	$1,371	$—	$—
Purchase commitments	1,585	1,585	—	—	—

Total	$4,014	$2,643	$1,371	$—	$—

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

Off-Balance Sheet Arrangements

        As of April 30, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303 of SEC Regulation S-K.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of April 30, 2009 and 2008, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempted to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

        Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities which prior to the fourth quarter of fiscal 2008 management has been able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments. Those securities with maturities of greater than one year, including auction rate securities that failed to settle and which based on their nature do not appear likely to settle in the near term, are classified as long-term investments. Short and long-term investments consist primarily of auction rate securities in asset backed securities and corporate notes. Our investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Consolidated Balance Sheets at fair value. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale took place. In fiscal 2009, 2008 and 2007, we realized no gains or losses on our investments, but we did recognize an impairment charge of $4.7 million and $4.2 million in fiscal 2009 and 2008, respectively on certain of our auction rate securities that failed to settle. In addition, we have recorded a cumulative unrealized loss of $0.3 million as of April 30, 2009 on the remaining auction rate security as a component of accumulated other comprehensive loss.

        Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to settle, are reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of April 30, 2009 and 2008, we held one auction rate security totaling $10.0 million of par value, which had an original rating at the time we purchased them of AA but is currently rated B3 (B3 rated ARS) and has failed to settle at auctions since the second quarter of fiscal 2008. As of April 30, 2009, we held one additional auction rate security with a par value of $3.7 million (eight additional auction rate securities with a par value of $24.3 million as of April 30, 2008) which continues to be rated A3 (A3 rated ARS) but failed to settle since the fourth quarter of fiscal 2008. While we continue to earn interest on these investments at the maximum contractual rate, the fair value of these auction rate securities no longer approximates par value. Accordingly, we have recorded these investments at a fair value of $4.5 million as of April 30, 2009 ($29.5 million as of April 30, 2008). Due to the prolonged nature and the severity of the decline in the value of the B3 rated ARS that has failed to settle since the second quarter of fiscal 2008 and no clear indication of when it might settle, we determined that the unrealized loss was no longer temporary. Therefore, we have recognized $4.7 million and a $4.2 million of impairment charges in fiscal 2009 and the fourth quarter of fiscal 2008, respectively, on this auction rate security. We believe that the $0.3 million decline in value that we have experienced in the A3 rated ARS as of April 30, 2009, is a temporary event and has been accounted for as an unrealized loss in accumulated other comprehensive loss. We have concluded that no other-than-temporary impairment losses occurred for the A3 rated ARS that began to fail to settle in fourth quarter of fiscal 2008 because we believe that the decline in fair value is due to general market conditions, this investment is of high credit quality, and we have the intent and ability to hold this investment until the anticipated recovery in fair value occurs. We will continue to analyze our auction rate securities each reporting period for impairment and may be required to recognize an impairment charge in the statement of operations if the decline in fair value is determined to be other than temporary. The fair value of these securities has been estimated by management based on assumptions that market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions.

        Our investment securities are not leveraged. Due to the short-term nature of our investments, including our ARS (the interest rates of which reset every 7 to 35 days), they are not subject to significant fluctuations in their fair value due to changes in interest rates. As such, the recorded fair value of the investments at April 30, 2009 and 2008 approximates the fair value after assuming a hypothetical shift in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over the remaining life of the investments, which shifts are representative of the historical movements in the Federal Funds Rate. 100 BPS equals 1%.

        The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of April 30, 2009 and 2008 (in thousands). Carrying value approximates fair value.

	April 30, 2009		April 30, 2008
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$38,586	0.65%	$36,131	2.61%
Short-term investments	—	—%	14,400	4.15%
Long-term investments	4,448	2.83%	15,130	4.50

Total	$43,034	0.88%	$65,661	3.38%

        In fiscal 2009, our return on our cash and cash equivalents ranged from 0.1% to 2.9% and our average return for the year was 1.7% while our return on short-term investments ranged from 3.2% to 5.6% and our average return for the year was 4.5%. The return on our long-term investments ranged from 2.4% to 5.4% and our average return for the year was 3.8%.

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

Item 8—Financial Statements and Supplementary Data

DITECH NETWORKS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ditech Networks, Inc.
Mountain View, California

        We have audited the accompanying consolidated balance sheet of Ditech Networks, Inc. and its subsidiaries ("the Company") as of April 30, 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part II Item 8 as of and for the year ended April 30, 2009. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ditech Networks, Inc. and its subsidiaries as of April 30, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the year ended April 30, 2009, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BURR, PILGER & MAYER LLP

San Jose, California
July 1, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ditech Networks, Inc.:

        In our opinion, the consolidated balance sheet as of April 30, 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for each of two years in the period ended April 30, 2008 present fairly, in all material respects, the financial position of Ditech Networks, Inc. and its subsidiaries at April 30, 2008, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended April 30, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
July 10, 2008

DITECH NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	April 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$38,586	$36,131
Short-term investments	—	14,400
Accounts receivable, net of allowance for doubtful accounts of $289 and $315 at April 30, 2009 and 2008, respectively	4,487	5,294
Inventories	11,624	13,692
Other current assets	568	665

Total current assets	55,265	70,182

Long-term investments	4,448	15,130
Property and equipment, net	3,895	5,493
Purchased intangibles, net	42	139
Other assets	186	186

Total assets	$63,836	$91,130

LIABILITIES
Current liabilities:
Accounts payable	$1,817	$2,130
Accrued and other liabilities	3,484	5,070
Deferred revenue	731	1,274
Income taxes payable	83	229

Total current liabilities	6,115	8,703

Long term accrued expenses	285	377

Total liabilities	6,400	9,080

Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value: 5,000 shares authorized and none issued and outstanding at April 30, 2009 and 2008	—	—
Common stock, $0.001 par value: 200,000 shares authorized and 26,257 and 26,090 shares issued and outstanding at April 30, 2009 and 2008, respectively	26	26
Additional paid-in capital	265,185	263,254
Accumulated deficit	(207,446)	(180,650)
Accumulated other comprehensive loss	(329)	(580)

Total stockholders' equity	57,436	82,050

Total liabilities and stockholders' equity	$63,836	$91,130

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended April 30,
	2009	2008	2007
Revenue
Product revenue	$14,313	$28,904	$76,964
Service revenue	4,335	6,185	7,040

Total revenue	18,648	35,089	84,004

Cost of goods sold(1)
Cost of product revenue	10,506	18,542	25,915
Cost of service revenue	766	1,053	1,225

Total cost of goods sold	11,272	19,595	27,140

Gross profit	7,376	15,494	56,864

Operating expenses:
Sales and marketing(1)	11,511	19,103	24,496
Research and development(1)	12,633	17,881	20,835
General and administrative(1)	6,807	9,285	8,534
Amortization of purchased intangible assets	97	985	985
Impairment of goodwill and other purchased intangibles	—	17,693	—

Total operating expenses	31,048	64,947	54,850

Operating income (loss)	(23,672)	(49,453)	2,014

Other income (expense), net:
Interest income	1,550	4,837	6,707
Other expense, net	(4,736)	(4,161)	(18)

Total other income (expense), net	(3,186)	676	6,689

Income (loss) before provision for (benefit from) income taxes	(26,858)	(48,777)	8,703
Provision for (benefit from) income taxes	(62)	45,876	3,385

Net income (loss)	$(26,796)	$(94,653)	$5,318

Per share data
Basic
Net income (loss)	$(1.03)	$(3.29)	$0.16
Diluted
Net income (loss)	$(1.03)	$(3.29)	$0.16

Number of shares used in per share calculations:
Basic	26,082	28,805	32,579

Diluted	26,082	28,805	34,020

(1)
Employee stock-based compensation expense was as follows for the periods:

Cost of goods sold	$258	$380	$370
Sales and marketing	439	1,618	2,714
Research and development	339	1,127	1,951
General and administrative	731	1,274	1,124

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit	Deferred Stock Compensation
	Shares	Amount					Total
Balances, April 30, 2006	32,375	$32	$292,373	$(91,684)	$(2,137)	$(3)	$198,581
Issuance of common stock under employee stock plans	376	—	1,865	—	—	—	1,865
Restricted stock issued	293	—	—	—	—	—	—
Reclassification upon adoption of FAS123R	—	—	(2,137)	—	2,137	—	—
Stock-based compensation expense under FAS123R	—	—	6,178	—	—	—	6,178
Comprehensive income:
Unrealized gain on available for sale investment securities	—	—	—	—	—	3	3
Net income	—	—	—	5,318	—	—	5,318

Total comprehensive income							5,321

Balances, April 30, 2007	33,044	32	298,279	(86,366)	—	—	211,945
Cumulative effect of adjustment related to adoption of FIN 48	—	—	—	369	—	—	369

Adjusted balances. April 30, 2007	33,044	32	298,279	(85,997)	—	—	212,314
Issuance of common stock under employee stock plans	447	1	1,572	—	—	—	1,573
Restricted stock issued	10	—	—	—	—	—	—
Repurchase of common stock	(7,411)	(7)	(40,996)	—	—	—	(41,003)
Stock-based compensation expense under FAS123R	—	—	4,399	—	—	—	4,399
Comprehensive loss:
Unrealized loss on available for sale investment securities	—	—	—	—	—	(580)	(580)
Net loss	—	—	—	(94,653)	—	—	(94,653)

Total comprehensive loss							(95,233)

Balances, April 30, 2008	26,090	26	263,254	(180,650)	—	(580)	82,050
Issuance of common stock under employee stock plans	125	—	176	—	—	—	176
Restricted stock issued	42	—	—	—	—	—	—
Stock-based compensation expense under FAS123R	—	—	1,755	—	—	—	1,755
Comprehensive loss:
Unrealized gain (loss) on available for sale investment securities	—	—	—	—		251	251
Net loss	—	—	—	(26,796)	—	—	(26,796)

Total comprehensive loss							(26,545)

Balances, April 30, 2009	26,257	$26	$265,185	$(207,446)	$—	$(329)	$57,436

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended April 30,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(26,796)	$(94,653)	$5,318
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,339	2,530	2,716
Provision for doubtful accounts	—	—	67
Loss on disposal of property and equipment	14	125	—
Loss on disposal of property and equipment related to restructuring	262	—	—
Deferred income taxes	—	45,827	2,947
Stock-based compensation expense	1,767	4,399	6,159
Payment of employee-investor portion of convertible debentures	—	(610)	(408)
Amortization of purchased intangibles	97	985	985
Amortization of employee-investor portion of convertible debentures	—	50	364
Impairment of goodwill and other purchased intangibles	—	17,694	—
Impairment on investment securities	4,757	4,148	—
Changes in assets and liabilities:
Accounts receivable	807	5,030	(5,115)
Inventories	1,977	(339)	(5,013)
Other current assets	97	597	684
Income taxes	(146)	(205)	332
Accounts payable	(313)	(529)	1,083
Accrued and other liabilities	(1,678)	(1,542)	(117)
Deferred revenue	(543)	(2,150)	(7,527)

Net cash provided by (used in) operating activities	(17,359)	(18,643)	2,475

Cash flows from investing activities:
Purchases of property and equipment	(938)	(2,295)	(3,689)
Purchase of available for sale investments	(83)	(16,586)	(49,200)
Sales and maturities of available for sale investments	20,659	82,801	49,060
Proceeds from sale of discontinued optical business	—	—	698
Acquisition of Jasomi, net of cash received	—	(3,786)	(2,724)
Additions to other assets	—	—	(118)

Net cash provided by (used in) investing activities	19,638	60,134	(5,973)

Cash flows from financing activities:
Repurchase of common stock	—	(41,006)	—
Proceeds from employee stock plan issuances	176	1,572	1,865

Net cash provided by (used in) financing activities	176	(39,434)	1,865

Net increase (decrease) in cash and cash equivalents	2,455	2,057	(1,633)
Cash and cash equivalents, beginning of year	36,131	34,074	35,707

Cash and cash equivalents, end of year	$38,586	$36,131	$34,074

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

  Revenue Recognition

        The Company generally recognizes product revenue, including shipping charges, when: persuasive evidence of a definitive agreement exists; shipment to the customer has occurred; title and all risks and rewards of ownership have passed to the customer; acceptance terms, if any have been fulfilled; no significant contractual obligations remain outstanding; the fee is fixed or determinable; and collection is reasonably assured. Revenue associated with service contracts is deferred and recognized ratably over the term of the contract. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.

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

  Cost of Goods Sold

        Cost of goods sold is comprised primarily of costs of material, labor including stock-based compensation, overhead, shipping costs, warranty and inventory write-downs.

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

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. Management believes that the financial institutions in which it maintains deposits are financially sound and, accordingly, minimal credit risk exists with respect to these deposits. Substantially all of the Company's cash and cash equivalents are held by four major U.S. financial institutions. The Company's deposits are generally in excess of federally insured amounts.

  Investments

        Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year, and auction rate securities which management typically has settled on 7, 28 or 35 day auction cycles, are considered short-term investments. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities that failed to settle since fiscal 2008, for which conditions leading to their failure to auction create uncertainty that they will settle in the near-term. Short- and long-term investments consist primarily of corporate notes and asset backed securities. The Company's investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the Consolidated Balance Sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. In fiscal 2009, the Company realized no gains or losses on its investments.

        The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and the extent to which the fair value has been below its cost-basis, the financial condition of the issuer and the Company's ability to hold the investment for a period of time, which may be sufficient for anticipated recovery of the market value. To the extent that the historical cost of the available for sale security exceeds the estimated fair market value, and the decline in value is deemed to be other-than-temporary, an impairment charge is recorded in the Consolidated Statement of Operations.

  Fair Value of Financial Investments

        Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, are considered to approximate fair value based on their short time to maturity.

  Inventories

        Inventories are stated at the lower of standard cost or market value. Standard cost approximates cost as determined by using the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

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

  Goodwill

        The Company's methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi Networks, Inc. ("Jasomi") was based on established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Although goodwill is not amortized, in fiscal 2008 the Company recognized an impairment charge equal to the recorded value of the goodwill generated as part of the Jasomi Networks acquisition. See the impairment of long-lived assets accounting policy, below.

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

  Certain Risks and Concentrations

        The Company's products are concentrated in the telecommunications equipment industry, which is highly competitive and rapidly changing. Revenue from the Company's products is concentrated with a relatively limited number of customers. One customer accounted for 22%, 35% and 64% of revenue in fiscal 2009, 2008 and 2007, respectively. The second largest customer in fiscal 2009, an international wireless customer, accounted for 12% of revenue in fiscal 2009, 2% of revenue in fiscal 2008 and less than 1% of revenue in fiscal 2007. The second largest customer in fiscal 2008, a domestic VoIP service provider, accounted for 7% of revenue in fiscal 2009 as compared to 12% in fiscal 2008 and less than 1% of revenue in fiscal 2007. The second largest customer in fiscal 2007, an international customer, accounted for 6% of revenue in fiscal 2009 as compared to 11% of revenue in fiscal 2008 and 14% of net revenue in fiscal 2007. Net revenue from customers outside the United States, which was primarily denominated in U.S. dollars, was 54%, 37%, and 29% in fiscal 2009, 2008 and 2007, respectively. The Company's gross accounts receivable were concentrated with five customers at April 30, 2009 (representing 20%, 18%, 17%, 13% and 13% of receivables) and three customers at April 30, 2008 (representing 46%, 16% and 13% of receivables). The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on the expected collectibility of accounts receivable.

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

  Income Taxes

        The provision for income tax comprises the Company's current tax liability and the change in deferred tax assets and liabilities. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company regularly examines factors that could impact the realization of such deferred tax assets (e.g. ongoing operating losses or limitation to net operating loss and research credit utilization as a result of changes of ownership pursuant to Internal Revenue Code Section 382). In the fourth quarter of fiscal 2008, the Company determined that factors existed that raised sufficient doubt as to the recovery of its recorded deferred tax assets and therefore began establishing a full valuation allowance against its deferred tax assets. The valuation allowances created in fiscal 2009 and 2008 were $10.0 million and $59.1 million, respectively.

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

  Foreign Currency Translation

        The functional currency of all of the Company's foreign subsidiaries is the U.S. dollar. Translation adjustments resulting from remeasuring the foreign currency denominated financial statements of subsidiaries into the U.S. dollar are included in operations. Gains or losses resulting from transactions denominated in currency other than the functional currency are recorded in net income (loss) and have not been material.

  Comprehensive Income (Loss)

        Comprehensive income (loss) for fiscal 2009, 2008 and 2007 was ($26.5) million, ($95.2) million and $5.3 million, respectively, and included the impact of unrealized gains and losses on available for sale investment securities, net of tax.

  Advertising Costs

        The Company expenses all advertising costs as incurred and the amounts were not material for any of the periods presented.

  Computation of Income (Loss) per Share

        Basic net income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted net income per share is calculated based on the weighted average number of shares of common stock and potentially dilutive securities outstanding, including the dilutive effect of stock options, using the treasury stock method, and common stock subject to repurchase. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Also included in diluted shares for the year ended April 30, 2007 is the weighted average effect of the potential conversion to common stock of $4.0 million of convertible notes issued as part of the Jasomi Networks, Inc. ("Jasomi") acquisition. As of April 30, 2007, these notes could have either matured or converted into the Company's common stock at the election of the holder. At April 30, 2007, the notes potentially converted into a maximum of 447,000 shares of common stock (See also Note 4). Diluted loss per share for the years ended April 30, 2009 and 2008 is calculated excluding the effects of all potentially dilutive securities, as their effect would be anti-dilutive.

        A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Years Ended April 30,
	2009	2008	2007
Historical net income (loss):
Net income (loss)	$(26,796)	$(94,653)	$5,318

Basic income (loss) per share:
Weighted average shares of common stock outstanding	26,148	28,805	32,579
Less stock subject to repurchase	66	—	—

Shares used in calculation of basic income (loss) per share	26,082	28,805	32,579

Net income (loss) per share	$(1.03)	$(3.29)	$0.16

Diluted income (loss) per share:
Shares used in calculation of basic income (loss) per share	26,082	28,805	32,579
Dilutive effect of stock plans	—	—	994
Dilutive effect of convertible debentures	—	—	447

Shares used in calculation of diluted income (loss) per share	26,082	28,805	34,020

Net income (loss) per share	$(1.03)	$(3.29)	$0.16

        The computation of diluted net income (loss) per share excluded the following number of shares underlying options, as their effect was anti-dilutive: 6,001,000 shares in fiscal 2009, 6,772,000 shares in fiscal 2008 and 3,752,000 shares in fiscal 2007.

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

        The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of the Company's fiscal year 2007. The Company's Consolidated Financial Statements as of and for the years ended April 30, 2009, 2008 and 2007 reflect the impact of SFAS 123R.

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

        Stock-based compensation expense recognized in the Company's Consolidated Statements of Operations for the years ended April 30, 2009, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach, to the straight-line single-option approach. Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        Prior to the adoption of SFAS 123R, the Company accounted for grants of equity instruments to employees using the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and complied with the disclosure provisions of SFAS 123. Accordingly, compensation cost for stock options recorded in the Company's Consolidated Statement of Operations was measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee was required to pay to acquire the stock and was recognized over the vesting period of the related shares. The Company recorded $3.2 million of deferred stock-based compensation expense associated with unvested stock options assumed as part of the Company's acquisition of Jasomi and a restricted stock plan offered to former Jasomi employees hired by the Company. Upon adoption of SFAS 123R, a contra-equity balance of $2.1 million in "Deferred stock compensation" on the Consolidated Balance Sheet, associated with these grants, was reversed to "Additional paid-in capital" as of May 1, 2006.

        Stock-based compensation expense recognized during the years ended April 30, 2009 and 2008 totaled approximately $1.8 million and $4.4 million, respectively. Stock-based compensation expense during fiscal 2007 totaled approximately $6.2 million ($3.9 million net of taxes), or approximately a $0.12 per share decrease to basic and diluted net income per common share, and consisted of stock option, restricted stock unit and restricted stock expense. SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

  Recent Accounting Pronouncements

        In April 2008, the Financial Accounting Standards Board released a FASB Staff Position (FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact on the Company's current consolidated financial statements.

        In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 only requires additional disclosure and the Company currently does not use derivative instrument, the adoption will not impact the Company's consolidated financial position, results of operations or cash flows.

        In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The provisions of SFAS 141R are effective as of the beginning of 2009, with the exception of adjustments made to acquired tax contingencies. Future adjustments made to acquired tax contingencies associated with acquisitions that closed prior to the beginning of 2009 would apply the provisions of SFAS 141R and will be evaluated based on the outcome of these matters. The Company does not expect the adoption of SFAS 141R to have a material impact on the Company's consolidated financial statements.

        In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements", an amendment of Accounting Research Bulletin No. 51." SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Since this guidance will be applied prospectively and the Company currently does not have any non-controlling interests, on adoption, there will be no impact on the Company's current consolidated financial statements.

        In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The adoption of SFAS No. 157 as of May 1, 2008 for financial assets and liabilities did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. See Note 3 to the Notes to Consolidated Financial Statements.

        In April 2009, the Financial Accounting Standards Board issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"), (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP 115-2 and FSP 124-2") , and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments , ("FSP 107 and APB 28-1"), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating these Staff Positions.

3.     BALANCE SHEET ACCOUNTS

        Inventories:    Inventories comprised (in thousands):

	April 30,
	2009	2008
Raw Materials	$229	$716
Work in process	—	27
Finished Goods	11,395	12,949

Total	$11,624	$13,692

        In fiscal 2009 and 2008, the Company recorded provisions for excess inventory totaling $2.4 million and $5.1 million, respectively. The provision in fiscal 2009 was largely driven by the impacts of new technical developments in the Company's PVP product, which changed the demand for certain components in the Company's new smaller configured system, and a change in the international market's network configurations from E1 interfaces to faster STM interfaces , which drove a sudden change in demand for the type of voice product that these international customers would deploy in the future, The provision in fiscal 2008 was largely due to a decline in sales during fiscal 2008 and expectations about revenue levels in fiscal 2009. In fiscal 2009, 2008 and 2007, the Company sold $0, $0 and $337,000, respectively, of previously written-down inventory at approximately net book values.

        Stock-based compensation included in ending inventory at April 30, 2009 and 2008 was not material.

        Investments:    The following table summarizes the Company's investments as of April 30, 2009 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes	$3,700	$—	$(329)	$3,371
Asset backed securities	9,975	—	(8,898)	1,077

Total	$13,675	$—	$(9,227)	$4,448

        The following table summarizes the Company's investments as of April 30, 2008 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes	$10,725	$—	$(580)	$10,145
Asset backed securities	23,533	—	(4,148)	19,385

Total	$34,258	$—	$(4,728)	$29,530

        Included in corporate notes and asset backed securities are auction rate securities with a par value of $13.7 million and $34.3 million at April 30, 2009 and 2008, respectively. For the years ended April 30, 2009, 2008 and 2007, no gains or losses were realized on the sale of short-term and long-term investments. As of April 30, 2009 and 2008, net unrealized holding losses of $329,000 and $580,000 were included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets, net of any related tax effect and an "other than temporary" impairment of $4.7 million and $4.2 million was recognized in the Consolidated Statement of Operations in fiscal 2009 and 2008, respectively for two auction rate instruments that have failed to settle at auction since the second quarter of fiscal 2008 and no impairment charges were recognized in fiscal 2007.

        Auction rate securities, which have failed to settle at auction and for which management does not have a clear near-term exit strategy are included in long-term investments based on uncertainty as to when they will next settle and on the term of the security underlying the auction rate security. Otherwise they are included in the less than one year category. These securities are variable rate debt instruments, which bear interest rates that reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years and are primarily issued by municipalities. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. At April 30, 2009, $4.4 million of auction rate securities were classified as long-term investments, consistent with the maturities of the securities underlying the auction rate instruments, due to uncertainty as to when they may settle.

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

        When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds; such items are classified in Level 1 of the fair value hierarchy. At April 30, 2009, there were no active markets for these auction rate securities or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

        The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$34,226	$34,226	$—	$—
Auction rate securities	4,448	—	—	4,448

Total	$38,674	$34,226	$—	$4,448

        The following table presents the changes in the Level 3 fair value category for the year ended April 30, 2009 (in thousands):

		Net Realized/Unrealized Gains (Losses) included in
	May 1, 2008	Earnings	Other Comprehensive Loss	Purchases, Sales, Issuances and (Settlements)	Transfers in and/or (out) of Level 3	April 30, 2009
Assets
Auction rate securities	$29,530	$(4,758)	$251	$(20,575)	—	$4,448

        Property and Equipment:    Property and equipment comprised (in thousands):

	April 30,
	2009	2008
Furniture and fixtures	$1,572	$1,686
Equipment	14,282	13,850
Leasehold improvements	1,513	1,509
Computer software	4,073	3,983

	21,440	21,028
Less: accumulated depreciation and amortization	(17,545)	(15,535)

Total	$3,895	$5,493

        Depreciation expense totaled $2.3 million, $2.4 million and $2.6 million for fiscal 2009, 2008 and 2007, respectively.

        Accrued and Other Liabilities:    Accrued and other liabilities comprised (in thousands):

	April 30,
	2009	2008
Accrued employee compensation	$1,590	$2,708
Accrued warranty	389	550
Accrued professional fees	53	485
Accrued restructuring costs	430	240
Other accrued expenses	1,022	1,087

Total	$3,484	$5,070

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

        Because the Company's products are manufactured to a standardized specification and products are internally tested to these specifications prior to shipment, the Company historically has experienced minimal warranty costs. Factors that affect the Company's warranty liability include the number of installed units, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability, if necessary. In fiscal 2009 and 2008, the adjustment to the warranty accrual reflected improved warranty history for the Company's products over the last two years as well as the favorable resolution of certain specific warranty matters.

        Changes in the warranty accrual, which is included as a component of "Accrued and other liabilities" on the Consolidated Balance Sheet, were as follows (in thousands):

	Year ended April 30,
	2009	2008
Balance as of the beginning of the fiscal period	$550	$754
Provision for warranties issued during the fiscal period	225	83
Warranty costs incurred during the fiscal period	(160)	(69)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	(226)	(218)

Balance as of the end of the fiscal period	$389	$550

  Reduction in Force.

        At the beginning of both the second and third quarters of fiscal 2009, the Company undertook reductions in force in an attempt to reduce its operating expenses. The combined reduction in force represented approximately 21% of the Company's workforce as of April 30, 2008. As a result of the reductions in headcount that have occurred since the second quarter of fiscal 2009, the Company determined that it no longer needed approximately 20% of its Mountain View headquarters and has undertaken to sublease that space for some or all of the remainder of the lease term. In addition, certain fixed assets have been idled due to the reduction in employees. As there is no current plan to utilize these assets, the Company has decided to sell or scrap the assets. As a result of these actions, the Company recorded charges in fiscal 2009 totaling approximately $1.6 million. Of the $1.6 million recorded in fiscal 2009, $0.8 million was related to severance and related benefits for the impacted employees and the balance of $0.8 million was related to the estimated $0.5 million loss from subleasing the space vacated in September 2008 and $0.3 million related to the estimated loss on abandonment of idled fixed assets. All individuals impacted by the reductions in headcount were notified of the termination prior to the end of the period in which their severance costs were recorded. As of April 30, 2009, 94% of the $0.8 million aggregate severance related costs had been paid. The remaining severance related costs, which primarily relate to outplacement services and COBRA, will be paid over the next six months.

        At the end of the second quarter of fiscal 2008, the Company undertook a restructuring of certain of its operations in an effort to streamline its operations and reduce costs. The restructuring included a reduction in the workforce of approximately 23% and the closure of its research operations in Canada. As a result of these actions the Company recorded a restructuring charge of approximately $1.3 million attributable to severance benefits paid and accrued and costs associated with the closure of the Canadian office, including $250,000 attributable to the loss on abandonment of the Canadian facility lease and losses on assets abandoned at that location. Of the $1.3 million total restructuring charge, $1.0 million was attributable to severance and related benefits. In fiscal 2009, approximately $64,000 of estimated outplacement benefit accrual related to this reduction in force expired unused and was reversed back to the same financial lines to which it was originally recorded. All individuals impacted by the reduction in headcount were notified of the termination of their employment as of October 31, 2007.

        Reduction in force costs for the years ended April 30, 2009 and 2008 were as follows (in thousands):

	Year ended April 30,
	2009	2008
Cost of goods sold	$31	$72
Sales and marketing	324	309
Research and development	614	892
General and administrative	602	504

Total	$1,571	$1,777

4.     BUSINESS COMBINATION

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

        The aggregate acquisition consideration paid totaled $14.8 million, which included cash paid of $12.4 million. The remainder consisted of the assumption of vested stock options, acquisition costs and net liabilities assumed. In addition, further acquisition consideration of $7.0 million in non-transferable convertible notes was given. As the holders of the notes did not elect to covert any of the balances on their maturities, the Company paid $3.0 million on the first anniversary of the acquisition and the $4.0 million on the second anniversary, in full payment of these convertible notes. Both tranches were paid along with accrued interest at the rate of 5%. As the payment of these convertible notes was contingent on the retention of a specified number of designated employees, in accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), the Company did not record the $7.0 million as acquisition consideration related to these notes until they were paid, as at the closing date of the acquisition the Company believed the retention of the designated employees was not assured beyond a reasonable doubt. The portion of the notes that was issued to employee-stockholders, totaling $947,000, plus interest was amortized as compensation expense over the life of each note. In fiscal 2008 and 2007, the Company recorded $50,000 and $364,000, respectively, of compensation expense related to the notes. There was no compensation expense associated with these notes in fiscal 2009.

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

5.     GOODWILL AND PURCHASED INTANGIBLES

        The carrying value of intangible assets acquired in the Jasomi business combination is as follows (in thousands):

	April 30, 2009
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(2,125)	$(763)	$12
Customer relationships	1,100	(646)	(429)	25
Trade name and trademarks	200	(117)	(78)	5

Total	$4,200	$(2,888)	$(1,270)	$42

	April 30, 2008
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(2,054)	$(763)	$83
Customer relationships	1,100	(624)	(429)	47
Trade name and trademarks	200	(113)	(78)	9
Goodwill	16,423	—	(16,423)	—

Total	$20,623	$(2,791)	$(17,693)	$139

        In fiscal 2008, the goodwill attributable to the Jasomi acquisition increased by $3.8 million. The increase was associated with the payment of the convertible notes payable. In fiscal 2008, the Company recorded an impairment loss of $16.4 million against the full recorded goodwill balance and a

$1.3 million impairment loss against the other purchased intangible assets associated with the Jasomi acquisition.

        In fiscal 2009, 2008 and 2007, the Company recorded $97,000, $985,000 and $985,000, respectively, of amortization of Jasomi acquisition-related intangible assets.

        Estimated future amortization expense of purchased intangible assets as of April 30, 2009 is as follows (in thousands):

Years ending April 30,
2010	$38
2011	4
2012 and thereafter	—

$42

6.     COMMITMENTS AND CONTINGENCIES

  Leases

        The Company leases its principal office facilities in Mountain View, California under a non-cancelable operating lease expiring on July 31, 2011. As part of the extension of the Mountain View, California lease term in September 2005, the landlord provided $442,000 for tenant improvements. This amount was recorded in accrued and other liabilities and is being amortized over the remaining term of the lease as a reduction in rent expense. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. The Company also has less significant operating leases on other offices and certain office equipment. As a result of the impacts of the reductions in force that began in fiscal 2008, in fiscal 2009 the Company abandoned approximately 11,000 square feet of its Mountain View, California headquarters and is in the process of attempting to sublease the space for the remainder of the contractual lease term. An estimated sublease loss was recorded as part of the reduction in force liability, see Note 3.

        At April 30, 2009, future minimum payments under the Company's operating leases are as follows (in thousands):

Years ending April 30,
2010	$1,058
2011	1,095
2012	276
Thereafter	—

$2,429

        Rent expense under all leases for the years ended April 30, 2009, 2008 and 2007, was $1.2 million, $1.6 million and $1.5 million, respectively.

  Credit Facility

        In the first quarter of fiscal 2009, the Company renewed its $2.0 million operating line of credit with its bank, which expires on July 31, 2009. As of January 31, 2009, the Company had no borrowings outstanding under the line of credit but was not in compliance with the loan covenant related to minimum tangible net worth. In February 2009, the Company completed a modification of the line of credit which included the establishment of new financial covenants and a waiver of the covenant violation as of January 31, 2009. Advances under the modified line of credit bear interest at LIBOR + 4.7%. The modified line requires the Company to maintain certain financial covenants including but not limited to: minimum tangible net worth of $52 million plus 50% of all proceeds from the sale of subordinated debt or equity securities on or after January 31, 2009 and 50% of all positive net income generated after January 31, 2009.The Company was in compliance with all financial covenants at April 30, 2009.

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

  Legal Proceedings

        Beginning on June 14, 2005, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased Ditech's stock between August 25, 2004 and May 26, 2005. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Ditech and its Chief Executive Officer and Chief Financial Officer in connection with alleged misrepresentations concerning Voice Quality Assurance ("VQA") orders and the potential effect on Ditech of the merger between Sprint and Nextel, seeking monetary damages. All of the lawsuits were consolidated into a single action entitled In re Ditech Communications Corp. Securities Litigation, No. C 05-02406-JSW, and a consolidated amended complaint was filed on February 2, 2006. The defendants moved to dismiss the complaint, and by order dated August 10, 2006, the court granted the defendants' motion and dismissed the complaint with leave to amend. The plaintiffs filed their Second Amended Complaint on September 11, 2006. The defendants again moved to dismiss, and by order dated March 22, 2007, the court dismissed the Second Amended Complaint with leave to amend. The plaintiffs filed their Third Amended Complaint on April 23, 2007. On May 14, 2007, the defendants again moved to dismiss. By order dated October 11, 2007, the court dismissed the third amended complaint with prejudice. On November 8, 2007, plaintiffs filed a notice of appeal to the Ninth U.S. Circuit Court of Appeals. On April 1, 2009, the parties filed a stipulated motion for dismissal of the appeal. On April 14, 2009, the

Ninth Circuit dismissed the appeal. With the dismissal of the appeal, the district court's order dismissing the third amended complaint with prejudice stands and is the final judgment in this action.

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

        The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, the Company moved to dismiss the amended complaint based on plaintiffs' failure to make a demand on the board before bringing suit. On the same d ay, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants' motion to dismiss without prejudice. On September 21, 2007, plaintiffs filed a second amended complaint. On November 30, 2007, the Company moved to dismiss the complaint for failure to make a demand on the board of directors and for lack of standing. On the same day, the individual defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. A hearing on these motions was held on February 8, 2008. On March 26, 2008, the Court granted the individual defendants' motion to dismiss without prejudice, ordering plaintiffs to file any amended complaint by April 25, 2008. Plaintiffs did not file an amended complaint. On April 25, 2008, plaintiffs purported to make a shareholder demand on Ditech's board of directors, demanding that Ditech's board investigate and remedy the alleged stock option manipulation and insider trading. On May 12, 2008, defendants filed a motion for dismissal with prejudice based, in part, on plaintiffs' failure to comply with the Court's March 26, 2008 Order. That motion was taken off calendar to allow the parties to participate in settlement discussions. Since that time, settlement discussions have been ongoing.

        The Company cannot predict the outcome of the lawsuits at this time and has hence made no provisions for potential losses from these lawsuits.

7.     PREFERRED STOCK

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

8.     STOCKHOLDERS' EQUITY

Employee Equity Plans

  Employee Stock Purchase Plan

        In March and April 1999, the Board adopted, and the stockholders approved, the Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which an aggregate of 1,816,666 shares of common stock have been reserved as of April 30, 2009. Employees who participate in the one-year offering period can have up to 15% of their earnings withheld for the purchase of up to a maximum of 700 shares per six-month purchase period pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of common stock on specified dates determined by the Board. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering or end date of the purchase period. In fiscal 2009, 2008 and 2007, 114,452, 144,398 and 159,361 shares, respectively, were purchased under the Purchase Plan. As of April 30, 2009, 209,507 shares remain available for issuance under the Purchase Plan.

  Stock Option and Restricted Stock Plans

        The Company's 1997 Stock Option Plan serves as the successor equity incentive program to the Company's 1987 Stock Option Plan and the Supplemental Stock Option Plan (the "Predecessor Plans"). All outstanding stock options under the Predecessor Plans continue to be governed by the terms and conditions of the 1997 Stock Option Plan. The Company reserved 4,000,000 shares of common stock for issuance under the 1997 Stock Option Plan. Under the 1997 Stock Option Plan, the Board of Directors could grant incentive or non-statutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock, as determined by the Board of Directors, at grant date. In November 1998, the Company adopted its 1998 Stock Option Plan and determined not to grant any further options under its 1997 Stock Option Plan. The Company has reserved a total of 4,856,082 shares of common stock for issuance under the 1998 Stock Option Plan, under terms similar to those of the 1997 Stock Option Plan. During fiscal 2009, options available for grant of approximately 1,458,000 shares expired under the provisions of the 1998 Stock Option Plan and no further option grants can be made under this plan.

        During fiscal 2000, the Company adopted two non-statutory stock option plans, the 1999 Non-Officer Equity Incentive Plan and the 2000 Non-Qualified Stock Plan, under which a total of 1,350,000 shares were reserved for issuance. The terms of non-statutory options granted under these plans are substantially consistent with non-statutory options granted under the 1997 and 1998 plans. Shares issued through early option exercises are subject to the Company's right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of April 30, 2009, no shares were subject to repurchase.

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

        In connection with the acquisition of Jasomi on June 30, 2005, the Board of Directors adopted the 2005 New Recruit Stock Plan. This plan allows for up to 500,000 shares of restricted stock and restricted stock units to be granted to newly hired employees. The Jasomi Canada employees hired by the Company received shares with a vesting schedule of 1/3 of the shares vesting on the first anniversary of the acquisition date, and the remaining vesting in eight (8) successive equal quarterly installments over the two (2)-year period measured from the first anniversary of the closing date. As of April 30, 2009, 221,021 shares remain available for issuance under the 2005 New Recruit Stock Plan.

        In November 2005, the Board also adopted the 2005 New Recruit Stock Option Plan. A total of 200,000 shares were approved for issuance as non-qualified stock options to new hired employees only. The terms of the plan are substantially consistent with the non-qualified stock options granted under the Company's other stock option plans, except that the plan does not allow the early exercise of stock options. In February 2006, another 300,000 shares were approved and added to the reserve in connection with the hiring of the new vice president of worldwide sales. As of April 30, 2009, 500,000 shares have been reserved under the plan.

        In September 2006, the Board of Directors amended the 2000 Non-Qualified Stock Plan and re-named it the 2006 Equity Incentive Plan, reserving an additional 2,000,000 shares. As a result of the increase, a total of 7,000,000 shares have been reserved under this plan as of April 30, 2009. The terms of non-statutory options granted under this plan are substantially consistent with non-statutory options granted under the 2000 plan. However, the new plan allows for the grant of other types of equity awards, including restricted stock and restricted stock units. Restricted stock and restricted stock units generally vest over four years with 25% vesting after the first year and the remaining shares vesting ratably every six months thereafter.

        All options under the option plans described above have a ten-year term.

  Directors Stock Option Plan

        In March 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan. Under this stock option plan an aggregate of 650,000 shares have been reserved as of April 30, 2009. Options granted under the plan have a 5-year term. Currently, one-time initial automatic grants of

35,000 shares each are made upon a director's initial appointment and are subject to annual vesting over a four-year period. Annual automatic grants of 10,000 shares each are made on the date of each annual meeting of stockholders to each incumbent director (provided they have served as a director for at least six months) and are fully vested at the grant date.

        Activity under the stock plans referenced above was as follows (in thousands, except life and exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price
Balances, April 30, 2006	968	6,928	$7.95
Reservation of shares	2,000
Restricted stock and restricted stock units issued	(292)
Restricted stock and restricted stock units forfeited	74
Options granted	(837)	837	$7.41
Options exercised	—	(217)	$4.33
Options forfeited	258	(258)	$8.55
Options expired	267	(267)	$10.08

Balances, April 30, 2007	2,438	7,023	$7.90
Restricted stock and restricted stock units issued	(53)
Restricted stock and restricted stock units forfeited	140
Options granted	(1,743)	1,743	$4.08
Options exercised	—	(303)	$3.12
Options forfeited	891	(896)	$7.17
Options expired	507	(507)	$9.63

Balances, April 30, 2008	2,180	7,060	$7.13
Reservation of shares	—
Restricted stock and restricted stock units issued	(94)
Restricted stock and restricted stock units forfeited	55
Options granted	(1,080)	1,080	$1.43
Options exercised	—	(10)	$0.57
Options forfeited	365	(365)	$4.52
Options expired	2,727	(2,727)	$7.70
Plan shares expired	(1,458)	—

Balances, April 30, 2009	2,695	5,038	$5.80

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

        The aggregate intrinsic value of stock options exercised in fiscal 2009, 2008 and 2007 was $15,000, $554,000 and $791,000, respectively.

        The summary of options vested and exercisable at April 30, 2009 comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	4,729	$6.01	$94	6.21
Options exercisable	3,057	$7.65	$30	4.78

        The summary of unvested restricted stock awards for fiscal 2009 comprised (in thousands, except grant date fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2008	124	$6.98
Restricted stock issued	72	$2.30
Restricted stock vested	(36)	$7.04
Restricted stock forfeited	(42)	$6.24

Nonvested restricted stock, April 30, 2009	118	$4.38

        The aggregate intrinsic value of vested and expected to vest restricted stock units, which had a weighted average remaining contractual term of 1.6 years, was $6,000 at April 30, 2009. No restricted stock units were exercisable as of April 30, 2009. For the years ended April 30, 2009, 2008 and 2007, the total fair value of shares vested was $0.2 million, $3.1 million and $0.5 million, respectively.

        As of April 30, 2009, approximately $3.0 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs is expected to be recognized over a weighted-average period of 2.2 years for options and 1.6 years for restricted stock and restricted stock units.

        The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation in fiscal 2009, 2008 and 2007 under

SFAS 123R for options granted and for employee stock purchases under the ESPP during these periods are as follows:

	Years ended April 30,
	2009	2008	2007
Stock options:
Dividend yield(1)	—	—	—
Volatility factor(2)	0.65	0.62	0.69
Risk-free interest rate(3)	2.5%	3.4%	4.5%
Expected life (years)(4)	4.6	4.3	4.9
Weighted average fair value of options granted during the period	$0.76	$2.11	$4.48
Employee stock purchase plan:(5)
Dividend yield(1)	—	—	—
Volatility factor(2)	0.84	.53	.46
Risk-free interest rate(3)	0.8%	3.3%	5.0%
Expected life (years)(4)	0.8	.97	.71
Weighted average fair value of employee stock purchases during the period	$0.59	$1.25	$2.24
Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$2.30	$6.17	$7.37

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

        The aggregate purchase price of the shares of the Company's common stock repurchased was reflected as a reduction to stockholders' equity. In accordance with Accounting Principles Board Opinion No. 6, "Status of Accounting Research Bulletins," the Company allocated the purchase price of the repurchased shares as a reduction in common stock and additional paid-in capital.

9.     INCOME TAXES

        The provision for (benefit from) income taxes reflected in the Consolidated Statements of Operations for the years ended April 30 was as follows:

	2009	2008	2007
	in thousands
Current:
Federal	$(80)	$—	$315
State	69	(12)	119
Foreign	(51)	61	4

Total Current	$(62)	$49	$438

Deferred:
Federal	$—	$37,958	$2,854
State	—	7,869	93

Total Deferred	—	45,827	2,947

Total	$(62)	$45,876	$3,385

        The components of the Company's deferred tax assets consisted of:

	April 30,
	2009	2008
	in thousands
Deferred tax assets (liabilities):
Uniform capitalization	$4,306	$3,124
Depreciation	(77)	219
Inventory reserves	4,410	3,428
Other reserves and accruals	5,081	3,276
Stock-based compensation under SFAS 123R	2,718	3,402
Purchased technology, goodwill and other intangibles	1,103	1,604
Tax credits	11,000	10,458
Net operating losses	40,520	33,563

Total deferred tax assets	69,061	59,074
Valuation allowance	(69,061)	(59,074)

Net deferred tax assets	$—	$—

        Due to continued losses from operations and uncertainty as to the magnitude and timing of future operating profits, the Company recorded a full valuation allowance against its deferred tax assets beginning in fiscal 2008.

        As of April 30, 2009, the Company has federal and state tax net operating loss carryforwards of approximately $103.3 million and $84.7 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2016, and the state net operating loss carry forwards will begin to expire in fiscal 2014. As of April 30, 2009, the Company had federal and state tax credit carryforwards of approximately $7.2 million and $5.8 million, respectively.

        The Company's effective tax rate differs from the U.S. federal statutory income tax rate for the years ended April 30, principally due to the following:

	2009	2008	2007
Tax provision at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.4	4.4	6.0
Other permanent differences	0.3	0.3	4.3
Research Credit	2.0	1.6	(11.1)
Impairment of goodwill	—	(13.3)
Valuation allowance	(37.1)	(121.2)	—
Other	(4.4)	(0.9)	4.7

Effective tax rate	0.2%	(94.1)%	38.9%

        The tax provision for fiscal 2009 resulted in an effective tax rate of 0.2%. This effective tax rate reflects the continued establishment of a full valuation allowance against the Company's deferred tax assets. As a result, the effective tax rate is primarily related to state and foreign jurisdictions in which the Company has on going tax obligations.

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

        The following is a roll forward of the Company's total gross unrecognized tax benefits for fiscal 2009 and 2008 (in thousands)

	Years ended April 30,
	2009	2008
Balance as of May 1	$523	$271
Tax positions related to current year:
Additions for tax positions related to R&D credits	129	174
Additions for Foreign Taxes	—	146
Tax positions related to prior year:
Reductions for tax positions related to State Taxes	(75)	(43)
Reductions for tax positions related to Foreign Taxes	(192)	(25)

Balance as of April 30	$385	$523

        As of April 30, 2009, the unrecognized tax benefits of $385,000 include $72,000 of uncertain tax positions that would impact the Company's effective tax rate if recognized. In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. Interest and penalties included in the statement of operations related to uncertain tax positions is immaterial for the fiscal years ended April 30, 2009 and 2008. The Company does not anticipate that the amount of liability for uncertain tax positions existing at April 30, 2009 will change significantly within the next 12 months.

        The Company files income tax returns in the U.S. and various foreign jurisdictions. Most U.S. and foreign jurisdictions have 3 to 10 year periods during which the taxing authorities may commence an audit. The Company is currently not under review by any taxing jurisdiction.

10.   REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

        The Company currently operates in a single segment, voice quality products.

        The Company's revenue from external customers by geographic region, based on shipment destination, was as follows (in thousands):

	Years Ended April 30,
	2009	2008	2007
USA	$8,555	$22,268	$59,806
Asia Pacific	4,265	3,883	960
Canada	1,006	3,365	2,233
Latin America	1,105	872	4,905
Middle East/Africa	3,107	3,807	15,329
Europe	610	894	771

Total	$18,648	$35,089	$84,004

        Substantially all the Company's long lived assets are located in the United States.

11.   PROFIT SHARING PLAN

        The Company maintains a 401(k) profit sharing plan for all eligible employees. Employees may contribute to the Plan based on statutory limits. Any Company contributions are at the discretion of the Board of Directors. The Company made contributions to the Plan during fiscal 2009, 2008 and 2007 of $38,000, $57,000 and $68,000, respectively.

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended April 30,
	2009	2008	2007
	in thousands
Income taxes paid	85	549	93

SUPPLEMENTARY FINANCIAL DATA (unaudited)

	Fiscal 2009				Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(3)	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)
	(in thousands, except per share data)
Revenue	$4,532	$4,122	$4,899	$5,095	$14,022	$6,637	$6,684	$7,746
Gross profit	$2,163	$1,993	$2,439	$782	$9,339	$2,226	$3,718	$211
Net loss	$(7,026)	$(6,964)	$(3,790)	$(9,016)	$(1,003)	$(5,413)	$(19,670)	$(68,567)
Basic per share data
Net loss	$(0.27)	$(0.27)	$(0.15)	$(0.35)	$(0.03)	$(0.18)	$(0.76)	$(2.64)
Diluted per share data
Net loss	$(0.27)	$(0.27)	$(0.15)	$(0.35)	$(0.03)	$(0.18)	$(0.76)	$(2.64)

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

(3)
The fourth quarter of fiscal 2009 includes a $2.2 million write-down of excess inventory and a $3.4 million impairment charge for an other than temporary decline in value of an auction rate security.

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended April 30, 2007
Allowance for doubtful accounts	$306	$80	$(13)	$373
Year ended April 30, 2008
Allowance for doubtful accounts	$373	$—	$(58)	$315
Deferred tax asset valuation allowance(1)	$—	$59,074	$—	$59,074
Year ended April 30, 2009
Allowance for doubtful accounts	$315	$—	$(26)	$289
Deferred tax asset valuation allowance(1)	$59,074	$9,987	$—	$69,061

(1)
Based on the level of recent financial losses and projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was no longer more likely than not that certain of its deferred tax assets were expected to be realized and therefore established a valuation allowance on deferred tax assets in fiscal 2008 totaling $59.1 million. In fiscal 2009, the Company increased its valuation allowance by approximately $10.0 million related to incremental deferred tax assets generated in fiscal 2009.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

Item 9A—Controls and Procedures

        Not Applicable.

Item 9A(T)—Controls and Procedures

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

Disclosure Controls and Procedures

        Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of April 30, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of April 30, 2009, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Ditech. Under supervision and with the participation of our management, including Todd Simpson, our principal executive officer, and William Tamblyn, our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management has concluded that, as of April 30, 2009, our internal control over financial reporting was effective based on these criteria.

        This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Change in Internal Control over Financial Reporting

        There has been no change in internal control over financial reporting in the quarter ended April 30, 2009 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

        None.

Part III

Item 10—Directors, Executive Officers and Corporate Governance

        Directors.    Information concerning our Directors, including with respect to procedures by which security holders may recommend nominees to our Board of Directors and with respect to the composition of our Audit Committee, is incorporated herein by reference to the section entitled "Proposal 1—Election of Directors" contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than August 28, 2009 in connection with the solicitation of proxies for the Ditech Networks' 2009 Annual Meeting of Stockholders (the "Proxy Statement").

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

Item 11—Executive Compensation

        The information required by this Item is set forth in the Proxy Statement under the captions "Executive Compensation and Related Information," including under "Compensation of Directors" and "Compensation of Executive Officers." Such information is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item with respect to security ownership of beneficial owners and management is set forth in the Proxy Statement under the caption, "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference.

 Equity Compensation Plan Information

        The following table provides certain information with respect to all of our equity compensation plans and grants made outside of any plans in effect as of April 30, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(c)
Equity Compensation Plans Approved by Security Holders(1)	4,654,784	$5.61	1,837,915
Equity Compensation Plans Not Approved by Security Holders(2)	389,060	$8.06	1,066,513

Total	5,043,844	$5.80	2,904,428

(1)
Consists of Ditech's 2006 Equity Incentive Plan, 1999 Employee Stock Purchase Plan, 1999 Non-Employee Directors' Stock Option Plan, 1998 Stock Option Plan, and 1997 Stock Option Plan. With respect to the 1999 Employee Stock Purchase Plan, 209,507 shares available for issuance are included in column (c) in the reserve. Excluded are 118,152 shares of unvested Restricted Stock Awards. No amounts with respect to the 1999 Employee Stock Purchase Plan are included in columns (a) or (b).

(2)
Consists of Ditech's 1999 Non-Officer Equity Incentive Plan, the 2005 New Recruit Stock Plan, and the 2005 New Recruit Stock Option Plan, and options assumed in connection with the Atmosphere Networks, Inc. acquisition in July 2000 (208 shares) and the Jasomi acquisition in June of 2005 (48,206 shares). Stockholder approval was not required for the assumption of such options. Excluded are 3,695 shares of unvested Restricted Stock Awards.

Description of Equity Compensation Plans Adopted Without the Approval of Stockholders

        The following equity compensation plans of Ditech were in effect as of April 30, 2009 and were adopted without the approval of our stockholders: the 1999 Non-Officer Equity Incentive Plan, the 2005 New Recruit Stock Plan, and the 2005 New Recruit Stock Option Plan.

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

        Effect of Certain Corporate Transactions.    In the event of (i) a dissolution or liquidation of Ditech or (ii) certain specified types of merger, consolidation or similar transactions (collectively, a "corporate transaction"), any surviving or acquiring corporation may assume options outstanding under the Option Plan or may substitute similar options. If any surviving or acquiring corporation does not assume such options or substitute similar options, then with respect to options held by option holders whose service with Ditech or an affiliate has not terminated as of the effective date of the corporate transaction, the vesting of such options (and, if applicable, the time during which such options may be exercised) will be accelerated in full and the options will terminate if not exercised at or prior to such effective date.

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

DITECH NETWORKS, INC.
July 1, 2009	By:	/s/ TODD G. SIMPSON, PHD Todd G. Simpson, PhD President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ TODD G. SIMPSON, PHD Todd G. Simpson, PhD	President, Chief Executive Officer, and Director (principal executive officer)	July 1, 2009
/s/ WILLIAM J. TAMBLYN William J. Tamblyn	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	July 1, 2009
/s/ GREGORY M. AVIS Gregory M. Avis	Director	June 30, 2009
/s/ FRANCIS A. DRAMIS, JR Francis A. Dramis, Jr.	Director	June 30, 2009
/s/ EDWIN L. HARPER Edwin L. Harper	Chairman of the Board of Directors	June 30, 2009
/s/ WILLIAM A. HASLER William A. Hasler	Director	June 30, 2009
/s/ ANDREI M. MANOLIU, PHD Andrei M. Manoliu, PhD	Director	July 1, 2009
/s/ DAVID M. SUGISHITA David M. Sugishita	Director	July 1, 2009

Exhibit Index

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech and JDSU.
2.3(29)	Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson.
3.1(4)	Restated Certificate of Incorporation of Ditech
3.2(5)	Bylaws of Ditech, as amended and restated on March 28, 2002
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(7)	Lease Agreement, dated August 18, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended January 25, 1999
10.2(7)(8)	1997 Stock Option Plan
10.3(8)(18)	1998 Amended and Restated Stock Option Plan
10.4(8)(15)	1999 Employee Stock Purchase Plan
10.5(8)(24)	1999 Non-Employee Directors' Stock Option Plan, as amended
10.6(7)(8)	Employment Agreement, dated October 3, 1997, as amended September 15, 1998, between Ditech and Timothy Montgomery
10.7(8)(14)	1999 Non-Officer Equity Incentive Plan
10.8(8)(10)	Employment Letter, dated as of September 24, 2007, between Ditech Networks, Inc. and Todd G. Simpson.
10.9(8)(11)	Employment Letter, dated as of August 16, 2007, between Ditech Networks, Inc. and Edwin Harper.
10.11(8)(20)	Jasomi Networks, Inc. 2001 Stock Plan
10.13(8)(17)	Cash Compensation Arrangements with Executive Officers
10.14(8)(23)	Cash Compensation Arrangements with Non-Employee Directors
10.15(8)(27)	2005 New Recruit Stock Plan
10.16(7)(8)	Form of Indemnity Agreement to be entered between Ditech and each of its current executive officers and directors
10.18(7)	Stock Purchase Agreement, dated as of September 15, 1997 between Ditech and William Hasler
10.19(7)(8)	Form of option agreement under the 1997 Stock Option Plan
10.20(7)(8)	Form of option agreement under the 1998 Stock Option Plan
10.22(8)(21)	2005 New Recruit Stock Option Plan
10.23(8)(26)	Form of Stock Option Agreement under the 2005 New Recruit Stock Option Plan
10.26(3)	Second Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LLC
10.27(25)	Fourth Amendment to Lease Agreement dated July 31, 2005, between Middlefield II LLC and Ditech
10.28(8)(12)	2000 Non-Qualified Stock Option Plan
10.31(1)(9)	Software License Agreement, dated as of April 16, 2002, by and between Ditech and Telogy
10.32(9)(16)	Amendment No. 1 to Telogy Software License between Ditech Communications Corporation and Texas Instruments Incorporated, dated May 21, 2003

Exhibit	Description of document
10.34.(8)(23)	Severance Agreement, dated April 28, 2008, between Gary Testa and Ditech Networks, Inc.
10.35(8)(19)	Form of option agreement under the 1999 Non-Employee Directors' Stock Option Plan
10.36(8)(21)	Offer Letter, executed February 4, 2006, between Ditech and Gary Testa
10.37(28)(35)	Amendment No. 2 to TELOGY SOFTWARE LICENSE AGREEMENT between Ditech Communications Corporation and Texas Instruments Incorporated
10.38(8)(30)	2006 Equity Incentive Plan
10.39(8)(10)	Amended and Restated Change In Control Severance Benefit Plan
10.40(8)(32)	Form of Stock Option Agreement to be Used for Grants of Stock Options Under the Ditech Networks, Inc. 2006 Equity Incentive Plan
10.41(8)(33)	2006 Equity Incentive Plan Restricted Stock Award Agreement
10.42(8)(33)	2006 Equity Incentive Plan Restricted Stock Unit Award Agreement
10.43(8)(34)	Transition and Retirement Agreement, dated May 8, 2007, between Timothy K. Montgomery and Ditech Networks, Inc.
10.44(8)(22)	Amendment to Relocation Arrangement with Gary Testa, dated May 16, 2007
10.45(8)(22)	Relocation Arrangement with Todd Simpson, dated May 9, 2007
10.46(8)(31)	Amendment to Letter Agreement dated December 15, 2008 between Ditech Networks, Inc. and Todd Simpson
10.47(8)(31)	Amended and Restated Change In Control Severance Benefit Plan
21.1	Subsidiaries of Ditech Networks, Inc.
23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(17)
Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 8-K, filed May 22, 2009 (Commission File No. 000-26209).

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

(23)
Incorporated by reference from the exhibit with description from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2008, filed July 10, 2008 (Commission File No. 000-26209).

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

(30)
Incorporated by reference from such plan filed with Ditech's Proxy Statement filed August 2, 2006 (Commission File No. 000-26209).

(31)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending January 31, 2009, filed March 11, 2009 (Commission File No. 000-26209).

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