Form 10-K/A
period 2009-04-30
DITECH NETWORKS INC
filed 2009-08-28
CIK 1080667

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

DOCUMENTS INCORPORATED BY REFERENCE

          None

DITECH NETWORKS, INC.

FORM 10-K/A
Amendment No. 1

INDEX

i

DITECH NETWORKS, INC.

EXPLANATORY NOTE

        We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on July 2, 2008, solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report only by including information required by Part III (Items 10, 11, 12, 13 and 14). In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this amendment.

Part III

Item 10—Directors, Executive Officers and Corporate Governance

Board of Directors

        Gregory M. Avis, age 50, has been a director of Ditech since February 1997. Mr. Avis has served as a Founding Managing Director of Summit Partners, a venture capital and private equity firm, since 1990 and has been a General Partner since 1987. Mr. Avis also serves as a director of Right Now Technologies, a customer relationship management software company, and several privately held companies. Mr. Avis received a B.A. from Williams College and an M.B.A. from Harvard University.

        Francis (Fran) Dramis, Jr. age 61, has served as a director of Ditech since February of 2008. Mr. Dramis is currently CEO of F. Dramis, LLC, a technology consulting firm. He also serves as a Director for Avocent, a leading global provider of IT infrastructure management solutions; Iocom, a developer of enterprise collaboration software, and Netizza, the global leader in analytic appliances. Mr. Dramis serves on the Advisory Boards of Virma, Diabetech and NanoLumens, as well as Voyager Capital, a Venture Capital Firm and the Seraph Group. Mr. Dramis served for 8 years as the Chief Information, Ecommerce and Security Officer for BellSouth. Prior to joining BellSouth Corporation in 1998, Mr. Dramis founded CIO Strategy, Inc., an information technology consulting firm. At that firm, Mr. Dramis led technology transformation efforts at Citibank, Coopers and Lybrand, NASD and Bankers Trust. Prior to CIO Strategy, Mr. Dramis was managing director and CIO at Salomon Brothers. Mr. Dramis also served as president and CEO of Network Management Inc. and president and chief operating officer of Telic Corporation. Early in his career, Mr. Dramis worked with AT&T, including Bell Labs, rising to the position of executive director of information product management. Mr. Dramis received a B.S. in History from Rutgers University, and a Masters of Science in Advanced Management from Pace University.

        Edwin L. Harper, age 64, has been a director at Ditech since December 2002, served as our Lead Independent Director from November 2003 to October 2007, and has served as our Chairman of the Board since June 2007. He served as our Interim Chief Executive Officer from August 15, 2007 to September 24, 2007. Mr. Harper also serves on the Board of Directors of Avocent, Inc., a leading worldwide manufacturer of keyboard, video and mouse switching and connectivity systems for IT Managers in network client/server environments where he was elected Chairman and interim CEO on January 23, 2008 to July 15, 2008. He also serves on the Board of Verari Systems, Inc., a privately held manufacturer of high performance cluster computers, and MxLogic, Inc., a privately held software firm that provides e-mail security software and managed services. Mr. Harper has over 30 years experience in the high-tech field and has served as President and Chief Executive Officer of several companies, including Colorado Memory Systems, a computer storage company. From August 1999 to June 2001, Mr. Harper served as President and Chief Executive Officer at Manufacturing Technology, Inc., a manufacturer of slicing machine systems. Mr. Harper currently serves as the Chairman and Chief Executive Officer of White Cell Software, Inc., a start up providing end-point network security software and as Chairman and CEO of Magic Softworks, a startup providing remote backup for desktop computers. Mr. Harper also has extensive experience serving on several companies' Board of Directors. From 1993 to May 2002, Mr. Harper served on the Board of Directors of Network Associates, a $1 billion network security and management software company. During part of his tenure on the

Network Associates' Board, Mr. Harper served as Chairman. He received a B.S. and a M.S. in electrical engineering from Colorado State University.

        William A. Hasler, age 67, has been a director of Ditech since May 1997. He was the Vice Chairman of Aphton Corporation, a bio-pharmaceutical company and he served as its Co-Chief Executive Officer until February 2004. From August 1991 to July 1998, Mr. Hasler was the Dean of the Haas School of Business at the University of California at Berkeley, and from January 1984 to August 1991, Mr. Hasler served as a Vice Chairman of KPMG Peat Marwick. Mr. Hasler is a director of numerous companies, including Schwab Funds, a financial service company, and Harris Stratex Networks, a microwave radio supplier. He received a B.A. from Pomona College and an M.B.A. from Harvard University.

        Dr. Andrei M. Manoliu, age 57, has been a director of Ditech since June 2000. He is currently an independent business and financial consultant to emerging growth companies. From September 2000 to October 2001, Dr. Manoliu served as the Chief Executive Officer of Nanomix, Inc., a leading Nano electronic detection company. From 1982 through March 2000, Dr. Manoliu was an attorney with Cooley Godward LLP, where he was a senior partner prior to his departure. During his tenure at Cooley Godward LLP, he served as outside counsel to Ditech. Dr. Manoliu received a Ph.D. in Solid State Physics from the University of California, Berkeley, and a J.D. from Stanford Law School.

        Dr. Todd G. Simpson, age 43, joined Ditech in June 2005 as our Vice President, General Manager in connection with our acquisition of Jasomi Networks, Inc., and was promoted to Vice President, Marketing, in May 2007 and to President and Chief Executive Officer in September 2007. Prior to joining Ditech, Dr. Simpson was President and CEO of Jasomi from January 2005 until June 2005. Prior to joining Jasomi, Dr. Simpson was a Founder and Director of Call Genie Inc., a provider of automated voice solutions for the directory services business. From January 2001 to December 2003, Dr. Simpson served as CTO for Zi Corporation, a provider of embedded software for mobile phones, and where previously, in 2000, he was Vice President of Engineering. Prior to this, he founded a series of companies including Headplay Inc. and Conversion Works. He holds a BSc. and PhD. in Computer Science from the University of Calgary.

        David M. Sugishita, age 61, has served as director and Chairman of the Audit Committee of Ditech since February 2003. He also serves as director and Chairman of the Board as well as Chairman of both the Audit Committee and Corporate Nominating & Governance Committee for Atmel Corporation. In addition, he serves as director for Micro Component Technology. Since 2000, Mr. Sugishita has taken various short-term assignments including Executive Vice President of Special Projects at Peregrine Systems, a global provider of enterprise software, from December 2003 to July 2004, as well as Executive Vice President and Chief Financial Officer at SONICblue from January 2002 to April 2002. Prior to 2000, Mr. Sugishita held various senior financial management positions: Synopsys (Senior Vice President of Finance & Operations, Chief Financial Officer) from 1997 to 2000; Actel (Senior Vice President and Chief Financial Officer) from 1995 to 1997; Micro Component Technology (Senior Vice President and Chief Financial Officer) from 1994 to 1995; Applied Materials (Vice President and Corporate Controller) from 1991 to 1994; and National Semiconductor (Vice President of Finance) from 1978 to 1991. Mr. Sugishita holds degrees in business administration from San Jose State University (B.S.) and University of Santa Clara (M.B.A.).

Stockholder Recommendation of Nominees to the Board of Directors

        The Corporate Governance and Nominating Committee will consider director candidates recommended by stockholders. The Corporate Governance and Nominating Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria it has established, based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Corporate Governance and Nominating Committee to become nominees for election to the Board may do so by delivering a written recommendation to the

Corporate Governance and Nominating Committee at the following address: Ditech Networks, Inc., 825 East Middlefield Road, Mountain View, California 94043, Attention: Director Nominations. For nominations for election at an Annual Meeting of Stockholders, this written recommendation must be delivered by at least the date 120 days prior to the anniversary date of the mailing of our proxy statement for the prior year's Annual Meeting of Stockholders. Submissions must include the full name of the proposed nominee, a description of the proposed nominee's business experience for at least the previous five years, complete biographical information, a description of the proposed nominee's qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of Ditech's stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Audit Committee

        We have a standing Audit Committee. The Board of Directors annually reviews The Nasdaq Stock Market definition of independence for Audit Committee members and has determined that all members of Ditech's Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2) of the Nasdaq rules and the rules established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934). The Board of Directors has determined that each of Messrs. Sugishita and Hasler qualifies as an "audit committee financial expert," as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Sugishita's level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies. The Board made a qualitative assessment of Mr. Hasler's level of knowledge and experience based on a number of factors, including his formal education, his service as the Dean of the Haas School of Business at the University of California at Berkeley, and his experience as Vice Chairman of KPMG Peat Marwick, a large independent accounting firm.

Executive Officers

        Information concerning our Executive Officers is set forth under the section entitled "Executive Officers of the Registrant" at the end of Part I of our Annual Report on Form 10-K, which is incorporated by reference here.

Section 16(a) Beneficial Ownership Reporting Compliance.

        Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Ditech Networks. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended April 30, 2009, all Section 16(a) filing requirements applicable to its officers and directors were complied with. We did not receive any representations or reports from greater than ten percent beneficial owners.

Code of Business Conduct and Ethics.

        Ditech has adopted the Ditech Networks, Inc. Code of Conduct and Ethics that applies to all officers, directors and employees. A copy of the Code of Conduct and Ethics will be sent to any person requesting a copy without charge. To request a copy of our Code of Conduct and Ethics, please contact: Investor Relations, Ditech Networks, Inc., 825 East Middlefield Road, Mountain View, CA 94303, or call our Investor Relations Department at (650) 623-1308. If Ditech makes any substantive amendments to the Code of Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, Ditech will promptly disclose the nature of the amendment or waiver on a Form 8-K filing, or if permitted by Nasdaq, on its website.

Item 11—Executive Compensation

Compensation Of Executive Officers

  Summary Of Compensation

        The following table shows the compensation awarded or paid to, or earned by, our Chief Executive Officer, our Chief Financial Officer, and our other most highly compensated executive officer serving in such capacity at April 30, 2009. We refer to these employees collectively as our "Named Executive Officers."

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)($)(1)	All Other Compensation ($)(3)	Total Compensation ($)
Todd G. Simpson, Ph.D(4)	2009	325,000	47,648	352,164		14,616	739,428
President and Chief Executive Officer	2008	283,784	189,723	241,654	47,188	285,800	1,048,189
William J. Tamblyn	2009	266,400	22,662	130,593		4,775	424,430
Executive Vice President & Chief Financial Officer	2008	266,400	23,611	238,476	46,354	3,337	578,178
Lowell B. Trangsrud	2009	266,400	22,662	157,717		5,514	452,293
Executive Vice President & Chief Operating Officer	2008	266,450	23,611	226,889	46,354	4,599	567,853

(1)
The dollar amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with FAS 123(R), disregarding estimates of forfeiture related to service-based vesting conditions, associated with non-option awards and including amounts from awards granted in and prior to such fiscal year. Assumptions used in the calculation of these amounts are included in Note 8 to our audited financial statements for the fiscal year ended April 30, 2009 included in our Annual Report on Form 10-K.

(2)
The dollar amounts in this column represent the compensation cost for the applicable year of stock option awards granted in and prior to such fiscal year. These amounts have been calculated in accordance with SFAS No. 123R, disregarding estimates of forfeiture related to service-based vesting conditions, and using the Black-Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in Note 8 to our audited financial statements for the fiscal year ended April 30, 2009 included in our Annual Report on Form 10-K.

(3)
Consists of 401(K) match, group term life insurance premiums paid by company, memberships and miscellaneous taxable compensation.

(4)
Mr. Simpson became CEO and President of Ditech on September 24, 2007. His "Other Compensation" in fiscal 2008 includes $181,163 for relocation to the U.S. from Canada, and $102,391 for his retention bonus paid from the Jasomi acquisition in 2005, in which he was CEO.

        Based on company performance, no bonuses were granted in the fiscal years ended April 30, 2008 or 2009. Additionally, no compensation was paid out based on the Non-Equity Incentive Plan predicated on the company achieving only minimal levels of performance. The Compensation Committee provided retention equity grants following the end of the fiscal year in part as a result of not paying out any cash under the plan.

        Material terms of employment agreements or arrangements are under the Section, "Potential Payments Upon Termination or Change of Control" below.

        The Non-Equity Incentive Plan for 2009 was based primarily on Ditech's operating plan, with emphasis on revenue growth and operating loss control, and a portion on personal performance. The Compensation Committee determined that no bonuses would be paid to Ditech's executive officers for the 2009 Fiscal Year.

Outstanding Equity Awards At Fiscal Year-End

        The following table shows for the fiscal year ended April 30, 2009, certain information regarding outstanding equity awards at fiscal year end for the named executive officers.

OUTSTANDING EQUITY AWARDS AT APRIL 30, 2009

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date		Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested(#)(5)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)(3)(5)
Mr. Simpson	26,971	—	—	0.36	04/20/2014	(2)	—	—
	25,000	—	—	7.22	02/15/2007	(1)	4,166	4,083
	450,000	—	—	5.02	10/10/2017	(1)	—	—
	—	—	66,667	3.42	7/31/2009	(4)	—	—
	—	—	33,333	3.42	7/31/2010	(4)	—	—
	—	—	60,000	2.29	06/04/2018	(4)	20,000	19,602
	—	—	60,000	0.7699	12/19/2018	(4)	—	—
	—	—	60,000	0.7699	12/19/2018	(4)	—	—
Mr. Tamblyn	124,586	—	—	9.00	08/10/2009	(2)	—	—
	125,000	—	—	7.19	01/10/2011	(2)	—	—
	90,000	—	—	2.92	06/21/2012	(2)	—	—
	10,000	—	—	10.35	09/23/2013	(2)	—	—
	150,000	—	—	8.76	09/30/2013	(2)	—	—
	125,000	—	—	13.37	05/18/2014	(1)	—	—
	100,000	—	—	6.49	06/30/2015	(1)	—	—
	37,500	—	—	7.22	02/15/2017	(1)	6,250	6,126
	—	—	80,000	3.42	07/31/2009	(4)	—	—
	—	—	40,000	3.42	07/31/2010	(4)	—	—
	—	—	45,000	2.29	06/04/2018	(4)	15,000	14,702
	—	—	45,000	0.7699	12/19/2018	(4)	—	—
	—	—	45,000	0.7699	12/19/2018	(4)	—	—
Mr. Trangsrud	126,000	—	—	7.12	07/12/2011	(2)	—	—
	28,900	—	—	2.92	06/21/2012	(2)	—	—
	150,000	—	—	8.76	09/30/2013	(2)	—	—
	125,000	—	—	13.37	05/18/2014	(1)	—	—
	100,000	—	—	6.49	06/30/2015	(1)	—	—
	37,500	—	—	7.22	02/15/2017	(1)	6,250	6,250
	60,000	—	—	3.42	12/07/2017	(1)	—	—
	—	—	40,000	3.42	07/31/2009	(4)	—	—
	—	—	20,000	3.42	07/31/2010	(4)	—	—
	—	—	45,000	2.29	06/04/2018	(4)	15,000	14,702
	—	—	45,000	0.7699	12/19/2018	(4)	—	—
	—	—	45,000	0.7699	12/19/2018	(4)	—	—

(1)
Option is immediately exercisable and vests over four years, 25% of the shares vest one year after the vesting commencement date, and 1/48th of the shares vest each month after the first 25% vest.

(2)
Option was immediately exercisable and vested in variable increments. The option is now fully vested.

(3)
Value based on April 30, 2009 closing price of $0.98.

(4)
Option is immediately exercisable, and vesting is based on achievement of performance criteria, namely, revenue growth, cash flow improvements, new product licensing/application introduction and related revenue targets.

(5)
Shares of restricted stock, or restricted stock units, subject to performance vesting. Performance criteria is tied to new product licensing/applications introductions and related revenue targets.

Potential Payments Upon Termination or Change of Control

        Employment Agreement with Mr. Simpson.    In September 2007, Ditech entered into a letter agreement with Mr. Simpson to serve as Ditech's Chief Executive Officer and President. Under the terms of Mr. Simpson's agreement, Mr. Simpson receives a base salary of $325,000 per year, less applicable payroll taxes and withholdings, payable on the company's regular payroll schedule, and is eligible for an annual bonus of up to 75% of his annual base salary under the terms of the FY 2008 Executive Bonus Program, pro rated in accordance with the time served in this position, with the remainder of his bonus governed by the bonus arrangements in place prior to execution of the agreement, also pro rated for the portion of the year served under that prior arrangement. In addition, the obligations of Ditech under Mr. Simpson's prior agreement with the company relating to relocation assistance continue uninterrupted by this letter agreement; provided, however, that (1) if his employment with the company is terminated without Cause prior to July 31, 2008, then the company will continue to pay the relocation assistance through July 31, 2008, and (2) if his employment is terminated for any other reason, either by Mr. Simpson or by the company, prior to July 31, 2008, then the relocation assistance shall cease as of his last day of employment.

        In addition, Mr. Simpson received an option to purchase 450,000 shares of the company's common stock with an exercise price equal to the fair market value of the company's common stock on the date of grant. The option has a four year vesting schedule, under which 25% of the shares subject to the option will vest after 12 months and 1/48th of the total will vest at the end of each month thereafter, until either the option is fully vested or Mr. Simpson's employment ends, whichever occurs first.

        Mr. Simpson was also granted an additional option to purchase 100,000 shares of the company's common stock, which shall vest upon achievement of company performance milestones determined by the Compensation Committee.

        Mr. Simpson was added as a participant under the Ditech Networks, Inc. Amended and Restated Change in Control Severance Benefit Plan (the "Severance Plan"), which provides for severance benefits in the event of a change of control. See the description of the Severance Plan below.

        Additionally, under the terms of Mr. Simpson's letter agreement, if Ditech terminates his employment without Cause (as defined below) prior to September 30, 2009, and such termination is not in connection with a Change in Control (as defined in the Severance Plan), then Ditech will provide Mr. Simpson with the following severance benefits:

  •
  Severance pay in the form of continuation of base salary in effect on the effective date of termination for a period of 12 months after the date of such termination; and

  •
  If Mr. Simpson timely elects continued coverage under COBRA, then Ditech will pay the COBRA premiums necessary to continue his medical insurance coverage in effect for Mr. Simpson and his eligible dependents on the termination date for a period of 12 months after termination (provided such COBRA reimbursement shall terminate upon his commencement of new employment by an employer that offers health care coverage to its employees or such earlier date as Mr. Simpson is no longer eligible for COBRA coverage).

        The severance benefits are conditional upon Mr. Simpson delivering to the company an effective, general release of claims in favor of the company.

        For purposes of the letter agreement, "Cause" means: (i) violation of any material provision of Mr. Simpson's Employee Proprietary Information and Inventions Agreement; (ii) any act of theft or dishonesty; (iii) participation in any immoral or illegal act that has had or could reasonably be expected to have or had a detrimental effect on the business or reputation of the company; or (iv) material failure to use reasonable efforts to perform reasonably requested tasks after written notice and a reasonable opportunity to comply with such notice.

        Change in Control Severance Benefit Plan.    On August 18, 2006, the Compensation Committee adopted a Change in Control Severance Benefit Plan, which it amended on September 24, 2007. Each person, during such time as they are a participant in the Severance Plan, is referred to as a "participant."

        A participant in the Severance Plan will receive, if the participant's employment with Ditech is terminated due to an "involuntary termination without cause" or a "constructive termination" (as those terms are defined in the Severance Plan), in either case within one (1) month prior to or twelve (12) months following a "change in control" (defined in the Severance Plan), the following benefits:

          (a)   cash severance, paid over 12 months, equal to 12 months base salary, and (ii) the pro rata portion (based upon of the amount of the fiscal year lapsed) of the expected executive bonus for the participant for the fiscal year;

          (b)   full accelerated stock option exercisability and vesting for all outstanding options to purchase Ditech common stock that were granted to the participant on or after September 1, 2003, and any reacquisition or repurchase rights held by the Company in respect of common stock issued pursuant to any other stock award granted to the Participant by the Company on or after September 1, 2003 but before a Change in Control shall lapse; and

          (c)   COBRA premiums for the participant for 12 months, or until such earlier date as the participant shall secure subsequent employment that shall provide the participant with health benefits.

        For purposes of the Severance Plan:

        "Change in control" means one of the following events or a series of more than one of the following events that are related, wherein the stockholders of Ditech immediately before the transaction do not retain immediately after the transaction, in substantially the same proportions as their ownership of shares of Ditech's voting stock immediately before the transaction, direct or indirect beneficial ownership of more than fifty percent (50%) of the total combined voting power of the outstanding voting stock of Ditech, the resulting entity in a merger or, in the case of an asset sale, the corporation or corporations to which the assets of Ditech were transferred:

          (1)   the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of Ditech of more than fifty percent (50%) of the voting stock of Ditech;

          (2)   a merger or consolidation in which Ditech is a party; or

          (3)   the sale, exchange, or transfer of all or substantially all of the assets of Ditech.

        "Constructive termination" means a resignation by a participant of employment with the Company after one of the following is undertaken without the participant's express written consent:

          (1)   a substantial reduction in the participant's duties or responsibilities (and not simply a change in title or reporting relationships) in effect immediately prior to the effective date of the change in control; provided, however, that it shall not be a "constructive termination" if, following the effective date of the change in control, either (a) Ditech is retained as a separate legal entity or business unit and the participant holds the same position in such legal entity or business unit as the participant held before such effective date, or (b) the participant holds a position with duties and responsibilities comparable (though not necessarily identical, in view of the relative sizes of Ditech and the entity involved in the change in control) to the duties and responsibilities of the participant prior to the effective date of the change in control;

          (2)   a reduction in the participant's base salary (except for salary decreases generally applicable to Ditech's other similarly situated employees);

          (3)   a change in the participant's business location of more than 40 miles from the business location prior to such change, except for required travel for Ditech's business to an extent substantially consistent with participant's prior business travel obligations;

          (4)   a material breach by Ditech of any provisions of the Severance Plan or any enforceable written agreement between Ditech and the participant, and Ditech fails to rescind or cure the conduct giving rise to the event constituting such material breach within thirty (30) days of receipt by Ditech of written notice from the participant informing Ditech of such material breach; or

          (5)   any failure by Ditech to obtain assumption of the Severance Plan by any successor or assign of Ditech.

        Notwithstanding the foregoing, a resignation shall not be deemed a constructive termination unless (x) the participant provides Ditech with written notice that the participant believes that an event described above has occurred, (y) the constructive termination notice is given within three (3) months of the date the event occurred, and (z) Ditech does not rescind or cure the conduct giving rise to the event within fifteen (15) days of receipt by Ditech of the constructive termination notice.

        "Involuntary termination without cause" means an involuntary termination of employment by Ditech other than for one of the following reasons:

          (1)   the participant's violation of any material provision of Ditech's standard agreement relating to proprietary rights;

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

        In order to be eligible for benefits under the Severance Plan, the participant must execute a general release of claims against Ditech. The Severance Plan provides that Ditech may reduce the amount of severance payable under the Severance Plan by the amount, if any, payable to an individually negotiated written contract or written agreement relating to severance or change in control benefits.

        Stock Option Plans.    Under the terms of our stock option plans, if stock options are not assumed in connection with a change in control of Ditech, then the stock options will vest in full and then terminate at the closing of the change in control.

Compensation of Directors

        The following table shows for the fiscal year ended April 30, 2009, certain information with respect to the compensation of all non-employee directors of Ditech:

Director Compensation in Fiscal 2009

Name	Fees earned or paid in cash ($)	Options Awards ($)(1)	Total ($)
Gregory M. Avis	—	7,424	$7,424
Francis (Fran) A. Dramis, Jr.	35,500	7,424	$42,924
Edwin L. Harper	51,250	7,424	$58,974
William A. Hasler	43,000	7,424	$50,424
Andrei M. Manoliu, Ph.D.	45,000	7,424	$52,424
David M. Sugishita	50,500	7,424	$52,924

    (1)
    The amounts shown in this column represent the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended April 30, 2009, in accordance with FAS 123(R), disregarding the estimate of forfeiture related to service-based vesting conditions, and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are described in Note 8 to our audited financial statements for the fiscal year ended April 30, 2009, included in our Annual Report on Form 10-K that was filed with the SEC on July 2, 2009. All grants were made subject to individual award agreements, the form of which was previously filed with the SEC. Mr. Avis requested not to receive any cash compensation, which is reflected in the table above.

        The following options were outstanding as of April 30, 2009: Mr. Avis: 50,000; Mr. Harper: 75,000; Mr. Hasler: 50,000; Dr. Manoliu: 50,000; Mr. Sugishita: 50,000; and Mr. Dramis 45,000.

        The following table sets forth each grant of options to Ditech's non-employee directors during fiscal 2009 under the 1999 Non-Employee Directors' Stock Option Plan, as amended ("Directors' Plan"), together with the exercise price per share and grant fair value of each award computed in accordance with FAS 123(R) using the Black-Scholes model.

Name	Options Granted in Fiscal 2009	Grant Date	Exercise Price Per Share ($)	Grant Date Fair Value of Option Award ($)
Gregory M. Avis	10,000	9/12/08	$1.37	7,424
Francis (Fran) A. Dramis, Jr.	10,000	9/12/08	$1.37	7,424
Edwin L. Harper	10,000	9/12/08	$1.37	7,424
William A. Hasler	10,000	9/12/08	$1.37	7,424
Andrei M. Manoliu, Ph.D.	10,000	9/12/08	$1.37	7,424
David M. Sugishita	10,000	9/12/08	$1.37	7,424

        Standard Cash Compensation Arrangements With Outside Directors.    During fiscal 2009, the standard amounts of cash compensation for our non-employee was as set forth in the table below. Fees are paid quarterly in arrears. Additionally, directors are entitled to be reimbursed for certain expenses in connection with attendance at board and committee meetings.

Cash Payment
Annual Retainer:
Board Members	$25,000
Chairman of the Board (additional)(1)	$15,000
Audit Committee Chairperson	$7,500
Compensation Committee Chairperson	$5,000
Corporate Governance and Nominating Committee Chairperson	$5,000
Meeting Fees:
Board of Directors
Annual offsite regular meeting	$2,500
Regular meeting	$1,000
Special (telephonic)	$500
Audit Committee
Regular meeting	$2,500
Special (in person)	$1,000
Special (telephonic)	$750
Compensation Committee
Regular meeting	$2,000
Special	$750
Corporate Governance and Nominating Committee
Regular meeting	$2,000
Special	$750

    (1)
    Prior to October 10, 2007, this fee was paid to the Lead Independent Director. On October 10, 2007, with Mr. Harper becoming Chairman of the Board, this position was eliminated and the fee became payable to the Chairman of the Board.

        Equity Compensation for Outside Directors.    Pursuant to the Directors' Plan, upon initial appointment, each non-employee director is automatically granted an option to purchase 35,000 shares of Ditech's Common Stock, which is subject to annual vesting over a four-year period from the date of grant. In addition, each non-employee director will automatically be granted a fully-vested option to purchase 10,000 shares of Ditech's Common Stock immediately following each annual meeting of stockholders; provided, that such person has served as a non-employee director of Ditech for at least six months as of the date of the applicable annual meeting of stockholders. These options are granted at 100% of the fair market value of the Common Stock on the date of grant and have a five-year term. Pursuant to the Directors' Plan, the initial grants and the annual grants are non-discretionary and are granted automatically, without any further action by Ditech, the Board or the stockholders. The Directors' Plan expired in March 2009. The Board agreed in July 2009, that similar grant levels, terms and conditions will continue under other shareholder approved plans, that currently exist, such as the 2006 Equity Incentive Plan.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of our common stock as of July 31, 2009 by: (1) each director; (2) each of the executive officers named in the Summary Compensation Table; (3) all our executive officers and directors as a group; and (4) all those known by us to be beneficial owners of more than five percent of our common stock, if any. We do not have any class of equity securities outstanding other than our common stock.

Beneficial Owner	Beneficial Ownership(1)
Name and Address	Number of Shares	Percent of Total
FMR Corp., et al(2)	3,234,000	12.29
Lamassu Holdings LLC(3)	2,399,845	9.12
Morgan Stanley(4)	2,209,442	8.40
Dimensional Fund Advisors LP(5)	2,136,721	8.12
Lloyd I. Miller, III(6)	1,540,694	5.86
The PNC Financial Services Group, Inc.(7)	1,536,911	5.84
Renaissance Technologies LLC(8)	1,323,900	5.03
Dr. Todd G. Simpson(9)	609,481	2.27
William J. Tamblyn(10)	868,328	3.21
Lowell B. Trangsrud(11)	674,080	2.50
William A. Hasler(12)	109,640	*
Edwin L. Harper(13)	125,000	*
David M. Sugishita(14)	78,097	*
Dr. Andrei M. Manoliu(15)	103,000	*
Gregory M. Avis(16)	50,000	*
Francis (Fran) A. Dramis, Jr.(17)	45,000	*
All current directors and executive officers as a group (9 persons)(18)	2,662,626	9.34

*
Represents beneficial ownership of less than one percent of the outstanding shares of common stock.

(1)
This table is based upon information supplied by officers and directors and upon information gathered by Ditech about principal stockholders known to us based on a Schedule 13G or 13D filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 26,306,054 shares outstanding on July 31, 2009 adjusted as required by rules promulgated by the SEC. All shares of common stock subject to options currently exercisable or exercisable within 60 days after July 31, 2009 are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

(2)
Based on a Schedule 13G/A, reporting beneficial ownership, filed with the SEC on November 13, 2007, Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR LLC, is the beneficial owner of the shares as a result of acting as investment advisor to Fidelity Low Priced Stock Fund ("Fund"), which owned all of the shares. Edward C. Johnson, 3d, Chairman of FMR LLC, and FMR LLC, through its control of Fidelity, and the Fund each has sole power to dispose of the shares owned by the Fund. Neither FMR LLC nor

  Edward C. Johnson 3d has the sole power to vote or direct the voting shares owned directly by the fund, which power resides with the Fund's Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fund's Board of Trustees. The address of FMR LLC, Fidelity and the Fund is 82 Devonshire Street, Boston, Massachusetts 02109.

(3)
Based on a Schedule 13D/A, reporting beneficial ownership, filed with the SEC on May 21, 2009, Lamassu Holdings L.L.C. ("Lamassu") has sole power to vote and dispose of the 2,399,845 shares. As the managing member of Lamassu, Timothy Leehealey and Samuel Healey may be deemed the beneficial owner of the 2,399,845 shares of common stock owned by Lamassu. Each of Messrs. Leehealey and Healey share voting and dispositive power with respect to the shares of common stock owned by Lamassu by virtue of their shared authority to vote and dispose of such shares of common stock. As of the close of business on May 20, 2009, Frank J. Sansone did not directly own any shares of common stock. Mr. Sansone, as a member of a "group" with the other reporting persons for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, is deemed the beneficial owner of 2,399,845 shares of common stock owned by Lamassu. Mr. Sansone disclaims beneficial ownership of such shares of common stock. The address of Lamassu and Mr. Leehealey is 21 Whitesands Drive, Newport Coast, CA 92657. The address of Mr. Healey is 600 Mamaroneck Avenue, Suite 400, Harrison, New York 10528. The address of Mr. Sansone is 2933 Arboridge Court, Fullerton, CA 92835.

(4)
Based on a Schedule 13G/A, reporting beneficial ownership as of December 31, 2008. The securities being reported by Morgan Stanley as a parent holding company are owned, or may be deemed to be beneficially owned, by Morgan Stanley Capital Services, Inc., a wholly-owned subsidiary of Morgan Stanley. Morgan Stanley Capital Services, Inc. has sole power to vote and dispose of 2,209,442 shares. The address of Morgan Stanley and Morgan Stanley Capital Services, Inc. is 1585 Broadway, New York, New York 10036.

(5)
Based on a Schedule 13G/A, reporting beneficial ownership as of December 31, 2008. Dimensional Fund Advisors LP ("Dimensional") is a registered investment adviser who furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the shares. The investment companies, trusts, and accounts have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. Dimensional disclaims beneficial ownership of the shares. The principal business office of Dimensional is located at Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(6)
Based on a Schedule 13D, reporting beneficial ownership as of June 18, 2009. Represents shares held by Lloyd I. Miller, III ("Miller") and affiliated entities, 401,158 shares of which sole voting and dispositive power is held and 1,139,536 shares of which shared voting and dispositive power is held. Miller is the investment advisor to the trustee of Trust A-4 and Trust C (collectively, the "Trusts"). The Trusts were created pursuant to an Amended and Restated Trust Agreement, dated September 20, 1983. Miller is the manager of Milfam LLC ("Milfam LLC"), an Ohio limited liability company established pursuant to the Operating Agreement of Milfam LLC, dated as of December 10, 1996. Milfam LLC is the general partner of (i) Milfam I L.P. ("Milfam I"), a Georgia limited partnership established pursuant to the Partnership Agreement for Milfam I L.P., dated December 11, 1996, and (ii) Milfam II L.P. ("Milfam II"), a Georgia limited partnership established pursuant to the Partnership Agreement for Milfam II L.P., dated December 11, 1996. Miller may be deemed to beneficially own 1,540,694 shares. 161,600 of the shares beneficially owned by Miller are owned of record by Trust A-4, 977,936 of the shares beneficially owned by Miller are owned of record by Trust C, 15,708 of the shares beneficially owned by Miller are owned of record by Milfam I, 380,049 of the shares beneficially owned by Miller are owned of record by Milfam II, and 5,401 of the shares are owned by Miller directly. Miller may be deemed to have shared voting and dispositive power for all such shares held of record by Trust A-4 and Trust C. Miller may be deemed to have sole voting and dispositive power for all such shares held of record by Milfam I, Milfam II and Miller directly. The principal business office of Miller is located at 4550 Gordon Drive, Naples, Florida 34102.

(7)
Based on a Schedule 13G/A, reporting beneficial ownership as of December 31, 2008. Of the shares, 1,536,469 shares are held in trust accounts created by an Amended and Restated Trust Agreement dated September 20, 1983, in which Lloyd I. Miller, Jr. was Grantor and for which PNC Bank, National Association serves as Trustee. PNC Bank, National Association holds 442 shares in a fiduciary capacity. PNC Bank, National Association is a wholly owned subsidiary of PNC Bancorp, Inc., and PNC Bancorp, Inc. is a wholly owned subsidiary of The PNC Financial Services Group, Inc. Each of these three entities has sole voting power with respect to 442 of the shares, and shared voting and dispositive power with respect to 1,536,469 of the shares. The address of The PNC Financial Services Group, Inc. and PNC Bank, National Association is One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707. The address of PNC Bancorp, Inc. is 300 Delaware Avenue, Suite 304, Wilmington, Delaware 19801.

(8)
Based on a Schedule 13G, reporting beneficial ownership as of November 17, 2008. Each of Renaissance Technologies LLC ("RTC") and James H. Simons has sole power to vote and dispose of 1,323,900 shares. As a result of Dr. Simons' position as a control person of RTC, Dr. Simons is deemed the beneficial owner of 1,323,900 shares. The address of RTC and Dr. Simons is 800 Third Avenue, New York, New York 10022.

(9)
Includes 501,971 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2009.

(10)
Includes 762,086 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2009.

(11)
Includes 627,400 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2009.

(12)
Includes 50,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2009.

(13)
Includes 75,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2009.

(14)
Includes 50,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2009.

(15)
Includes 50,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2009. Total number of shares includes: 15,000 shares held by Manoliu/Neimat Living Trust; 3,000 shares held by Dr. Manoliu in an individual retirement account and 1,000 shares in a qualified retirement plan; and 15,000 shares held in a qualified retirement plan by Marie-Anne Neimat, Dr. Manoliu's wife, and 5,000 shares for his children's trust of which he is a Co-Trustee.

(16)
Includes 50,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2009.

(17)
Includes 45,000 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2009.

(18)
Includes 2,211,457 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2009. See notes 9 - 17 above.

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

Item 13—Certain Relationships and Related Transactions, and Director Independence

Certain Relationships And Related Party Transactions

        Ditech has entered into indemnity agreements with certain officers and directors which provide, among other things, that Ditech will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of Ditech, and otherwise to the fullest extent permitted under Delaware law and Ditech's By-laws.

Policies And Procedures For Review Of Related Party Transactions

        Pursuant to the charter of our Audit Committee, unless previously approved by another independent committee of our Board of Directors, our Audit Committee reviews and, if determined appropriate, approves all related person transactions. It is management's responsibility to bring related person transactions to the attention of the members of the Audit Committee.

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

Director Independence

        As required under the rules of The Nasdaq Stock Market (the "Nasdaq Rules"), a majority of the members of a listed company's Board of Directors must qualify as "independent," as affirmatively determined by the Board of Directors. The Board consults with Ditech's counsel to ensure that the Board's determinations are consistent with all relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent Nasdaq Rules, as in effect from time to time.

        Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and Ditech, its senior management and its independent registered public accounting firm, the Board affirmatively has determined that all of Ditech's current directors are independent directors within the meaning of the applicable Nasdaq Rules, except for Dr. Simpson, who is Ditech's President and Chief Executive Officer. The remaining members of the Board, Gregory M. Avis, Francis (Fran) Dramis Jr., Edwin L. Harper, William A. Hasler, Dr. Andrei M. Manoliu, and David M. Sugishita, are all independent.

Item 14—Principal Accountant Fees and Services

        The following table represents aggregate fees billed to Ditech Networks for fiscal years ended April 30, 2009 and April 30, 2008 by Burr, Pilger & Mayer LLP and PricewaterhouseCoopers LLP. PricewaterhouseCoopers LLP had audited Ditech's financial statements since April 1998. On July 30, 2008, Ditech dismissed PricewaterhouseCoopers LLP as its independent registered public accounting firm and engaged Burr, Pilger & Mayer LLP to be Ditech's independent registered public accounting firm. for professional services rendered.

	Fiscal Year Ended
	2009	2008
	(in thousands)
Audit Fees	$410	$584
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$410	$584

        All fees described above were approved by the Audit Committee.

Pre-Approval Policies And Procedures

        The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Burr, Pilger & Mayer LLP. The policy generally pre-approves specified services in the defined categories of audit and audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee's approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee has determined that the rendering of the services other than audit services by Burr, Pilger & Mayer LLP is compatible with maintaining the principal accountant's independence, within these defined categories of audit related and tax services.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DITECH NETWORKS, INC.
August 28, 2009	By:	/s/ TODD SIMPSON Todd Simpson Chief Executive Officer and President (Principal Executive Officer)
August 28, 2009	By:	/s/ WILLIAM J. TAMBLYN William J. Tamblyn Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

To Amendment No. 1 to Annual Report on Form 10-K/A

Exhibit	Description of document
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002