Form 10-Q
period 2009-07-31
DITECH NETWORKS INC
filed 2009-09-02
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

As of August 31, 2009, 26,307,406 shares of the Registrant’s common stock were outstanding.

Ditech Networks, Inc.

FORM 10-Q for the Quarter Ended July 31, 2009

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Networks, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,
	2009	2008

Revenue
Product revenue	$4,877	$2,819
Service revenue	1,218	1,713
Total revenue	6,095	4,532

Cost of goods sold
Product revenue	2,459	2,100
Service revenue	163	269
Total cost of goods sold(1)	2,622	2,369

Gross profit	3,473	2,163

Operating expenses:
Sales and marketing(1)	2,224	3,566
Research and development(1)	2,808	3,427
General and administrative(1)	1,470	2,055
Amortization of purchased intangible assets	18	24

Total operating expenses	6,520	9,072

Loss from operations	(3,047)	(6,909)
Other income (expense), net	(693)	(78)

Loss before provision for (benefit from) income taxes	(3,740)	(6,987)
Provision for (benefit from) income taxes	33	39

Net loss	$(3,773)	$(7,026)

Per share data:
Basic:
Net loss	$(0.14)	$(0.27)

Diluted:
Net loss	$(0.14)	$(0.27)

Weighted shares used in per share calculation:
Basic and diluted	26,173	26,037

(1)                                 Stock-based compensation expense was as follows for the periods:

Cost of goods sold	$42	$95
Sales and marketing	130	143
Research and development	69	230
General and administrative	145	228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	July 31, 2009	April 30, 2009

Assets
Cash and cash equivalents	$38,256	$38,586
Accounts receivable, net of allowance for doubtful accounts of $289 at July 31, 2009 and April 30, 2009	3,472	4,487
Inventories	10,081	11,624
Other current assets	637	568

Total current assets	52,446	55,265

Long-term investments	3,911	4,448
Property and equipment, net	3,694	3,895
Purchased intangibles, net	24	42
Other assets	98	186

Total assets	$60,173	$63,836

Liabilities and Stockholders’ Equity
Accounts payable	$1,255	$1,817
Accrued expenses	3,018	3,484
Deferred revenue	1,116	731
Income taxes payable	109	83
Total current liabilities	5,498	6,115

Long term accrued expenses	258	285

Total liabilities	5,756	6,400

Commitments and contingencies (Note 7)

Common stock, $0.001 par value: 200,000 shares authorized and 26,307 and 26,257 shares issued and outstanding at July 31, 2009 and April 30, 2009, respectively	26	26
Additional paid-in capital	265,609	265,185
Accumulated deficit	(211,218)	(207,446)
Accumulated other comprehensive loss	—	(329)

Total stockholders’ equity	54,417	57,436

Total liabilities and stockholders’ equity	$60,173	$63,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended July 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(3,773)	$(7,026)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	568	614
Loss on disposal of property and equipment	—	4
Stock-based compensation expense	386	696
Impairment loss on investments	866	607
Amortization of purchased intangibles	18	24
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,015	1,405
Inventories	1,545	218
Other current assets	(69)	(163)
Income taxes	25	21
Accounts payable	(562)	(279)
Accrued expenses and other	(493)	(1,450)
Deferred revenue	385	29

Net cash used in operating activities	(89)	(5,300)

Cash flows from investing activities:
Purchases of property and equipment	(351)	(224)
Refund of facility lease deposit	72	—
Sales and maturities of available for sale investments	—	8,326

Net cash provided by (used in) investing activities	(279)	8,102

Cash flows from financing activities:
Proceeds from employee stock plan issuances	38	136

Net cash provided by financing activities	38	136

Net increase (decrease) in cash and cash equivalents	(330)	2,938
Cash and cash equivalents, beginning of period	38,586	36,131

Cash and cash equivalents, end of period	$38,256	$39,069

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of July 31, 2009, and for the three month periods ended July 31, 2009 and 2008, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. The April 30, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for the interim period ended July 31, 2009 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2009, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 1, 2009, file number 000-26209.

Computation of Loss per Share

Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three months ended July 31, 2009 and 2008 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.  For the three month periods ended July 31, 2009 and 2008, common stock equivalents, primarily options, totaling 5,517,000 shares and 6,799,000 shares, respectively, were excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended, July 31
	2009	2008
Net loss per share, basic and diluted:
Net loss	$(3,773)	$(7,026)

Basic:
Weighted average shares outstanding	26,206	26,137
Less restricted stock included in weighted shares outstanding subject to vesting	(34)	(100)
Weighted average shares used in calculation of basic loss per share	26,173	26,037

Net loss per share	$(0.14)	$(0.27)

Diluted:
Shares used in calculation of basic loss per share	26,173	26,037
Restricted stock included in weighted shares outstanding subject to vesting	—	—
Dilutive effect of stock plans	—	—
Dilutive effect of convertible debentures	—	—
Shares used in calculation of diluted loss per share	26,173	26,037

Net loss per share	$(0.14)	$(0.27)

Comprehensive Income (Loss)

For the three month periods ended July 31, 2009 and 2008, the comprehensive loss was $(3.4) million and $(6.6) million, respectively and included the impact of unrealized gains and losses on available for sale investments, net of tax.

Accounting for Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended July 31, 2009 and 2008 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006, the date of adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  In conjunction with the adoption of SFAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by APB 25, as allowed under SFAS 123, to the straight-line single-option approach.  Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in the first quarter of fiscal 2010 and 2009. Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15,   Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.  SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

Investments

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year  are considered short-term investments. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities that failed to settle beginning in fiscal 2008, for which conditions leading to their failure at auction create uncertainty as to whether they will settle in the near-term. Auction rates securities, in which the Company invests have underlying instruments that consist primarily of corporate notes and asset backed securities. at the time of initial investment The Company’s investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the Condensed Consolidated Balance Sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. In the first quarter of fiscal 2010 and 2009, the Company realized no gains or losses on its investments.

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and the extent to which the fair value has been below cost-basis, the financial condition of the issuer and the Company’s ability to hold the investment for a period of time, which may be sufficient for anticipated recovery of the market value. To the extent that the historical cost of the available for sale security exceeds the estimated fair market value, and the decline in value is deemed to be other-than-temporary, an impairment charge is recorded in the Condensed Consolidated Statement of Operations. Due to our understanding of declining financial health of the issuer of one of our auction rate securities and the resulting severity of the decline in value of that auction rate security, in the first quarter of fiscal 2010 and 2009, the Company recognized impairment losses of $0.9 million and $0.6 million, respectively.  Since the issue with auction rate securities first arose in the middle of fiscal 2008, the Company has recorded an aggregate impairment loss of $9.8 million associated with a single investment in auction rate securities with a $10 million par value.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, “Accounting for Leases”. In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or discounted at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted SFAS 157 for its financial assets effective May 1, 2008, which did not have a material impact on its results of operations, financial position or cash flows (see Note 3). The Company adopted FSP FAS 157-2 as of May 1, 2009 for its non-financial assets and liabilities, which did not have a material impact its results of operations, financial position and cash flows for the first quarter of fiscal 2010.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments in financial statements for interim and annual reporting periods of publicly traded companies. FSP 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), replacing SFAS 141, “Business Combinations”. SFAS 141R revises existing accounting guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets, liabilities, any noncontrolling interests, and the goodwill acquired. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Although adoption of SFAS 141R did not have any impact on the Company’s financial statements for the first quarter of fiscal 2010, SFAS 141R will impact the accounting for any business combinations completed by the Company in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51  (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Since the Company does not have any subsidiaries with noncontrolling interests, adoption of this statement did not have a material impact on its financial condition, results of operations and cash flows upon adoption on May 1, 2009.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion  APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. Adoption of APB 14-1 on May 1, 2009 did not have a material impact on the Company’s financial condition, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” or SFAS 165. SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  Adoption of SFAS 165 on May 1, 2009 did not have a significant impact on the determination or reporting of the Company’s financial results for the quarter ended July 31, 2009.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification TM (Codification) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect that SFAS 168 will have an impact on its financial statements when adopted as part of its financial reporting for its second quarter of fiscal 2010.

3.                                      BALANCE SHEET ACCOUNTS

Inventories comprised (in thousands):

	July 31, 2009	April 30, 2009

Raw materials	$194	$229
Work in progress	—	—
Finished goods	9,887	11,395

Total	$10,081	$11,624

Stock-based compensation included in inventories was not material at July 31, 2009 and April 30, 2009, respectively.

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

When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds; such items are classified in Level 1 of the fair value hierarchy. As of July 31, 2009 and April 30, 2009 the Company held auction rate securities with a par value of $13.7 million, which are included in long-term investments. At July 31, 2009 and April 30, 2009, there were no active markets for these auction rate securities or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

The Company uses the concepts of fair value based on estimated discounted future cash flows to value its auction-rate securities that included the following significant inputs and considerations:

•                  projected interest income and principal payments through the expected holding period;

•                  the impact of penalty interest provisions on the likelihood and timing of redemption of the underlying security by its issuer;

•                  a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the auction-rate securities as of July 31, 2009, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

•                  in the case of one of our two auction rate securities which was converted into AMBAC preferred shares, default or collateral value risk adjustments were considered for the discount rate, because AMBAC continues to be down graded by rating agencies and is experiencing increasing liquidity issues.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds	$34,888	$34,888	$—	$—
Auction rate securities	3,911	—	—	3,911

Total	$38,799	$34,888	$—	$3,911

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds	$34,226	$34,226	$—	$—
Auction rate securities	4,448	—	—	4,448

Total	$38,674	$34,226	$—	$4,448

The following table presents the changes in the Level 3 fair value category for the three months ended July 31, 2009 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
			Other	Purchases, Sales,	Transfers in
	April 30,		Comprehensive	Issuances and	and/or (out)	July 31,
	2009	Earnings	Loss	(Settlements)	of Level 3	2009

Assets
Auction rate securities	$4,448	(866)	329	—	—	$3,911

The cost basis amounts reported as cash and cash equivalents (including money market funds), accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities.

Accrued expenses comprised (in thousands):

	July 31, 2009	April 30, 2009

Accrued employee related	$1,285	$1,590
Accrued warranty	363	389
Accrued professional fees	82	53
Accrued restructuring costs	362	430
Other accrued expenses	926	1,022

Total	$3,018	$3,484

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands):

	Three Months Ended July 31,
	2009	2008

Balance as of April 30	$389	$550
Provision for warranties issued during fiscal period	29	111
Warranty costs incurred during fiscal period	(55)	(33)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	—	—

Balance as of July 31	$363	$628

Reduction in force. At the beginning of both the second and third quarters of fiscal 2009, the Company undertook reductions in force in an attempt to reduce its operating expenses. The combined reduction in force represented approximately 21% of the Company’s workforce as of April 30, 2008. As a result of the reductions in headcount that have occurred since the second quarter of fiscal 2008, the Company determined in fiscal 2009  that it no longer needed approximately 20% of its Mountain View headquarters and has undertaken to sublease that space for some or all of the remainder of the lease term. In addition, certain fixed assets were idled due to the reduction in employees. As there is no current plan to utilize these assets, the Company has decided to sell or scrap the assets. As a result of these actions, the Company recorded charges in second through fourth quarters of fiscal 2009 totaling approximately $1.6 million. Of the $1.6 million recorded in fiscal 2009, $0.8 million was related to severance and related benefits for the impacted employees and the balance of $0.8 million was related to the estimated $0.5 million loss from subleasing the space vacated in September 2008 and $0.3 million related to the estimated loss on abandonment of idled fixed assets. All individuals impacted by the reductions in headcount were notified of the termination prior to the end of the period in which their severance costs were recorded. As of July 31, 2009, 94% of the $0.8 million aggregate severance related costs had been paid. The remaining severance related costs, which primarily relate to outplacement services and COBRA, will be paid over the next six months.

4.                                      STOCKHOLDERS’ EQUITY

Employee Equity Plans

The Company utilizes a combination of Employee Stock Purchase, Stock Option and Restricted Stock plans as a means to provide equity ownership in the Company for its employees. In the first quarter of fiscal 2010, 49,219 shares of common stock were issued under the Employee Stock Purchase Plan (“ESPP”) and 160,288 shares remain available for issuance under that plan as of July 31, 2009.

Activity under the stock option and restricted stock plans was as follows (in thousands, except life and exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price
Balances, April 30, 2009	2,695	5,038	$5.80
Restricted stock and restricted stock units issued	(546)
Restricted stock and restricted stock units forfeited	—
Options granted	(150)	150	$1.01
Options exercised	—	—	$—
Options forfeited	2	(2)	$1.78
Options expired	94	(94)	$7.81
Plan shares expired	(4)	—

Balances, July 31, 2009	2,091	5,092	$5.62

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

The aggregate intrinsic value of stock options exercised in the first quarter of fiscal 2010 and 2009 was $0 and $15,000, respectively.

The summary of options vested and exercisable at July 31, 2009 comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	4,818	$5.80	$291	6.21
Options exercisable	3,134	$7.45	$48	4.87

The summary of unvested restricted stock awards for the first quarter of fiscal 2010 comprised (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2009	118	$4.38
Restricted stock issued	—	$—
Restricted stock vested	(13)	$6.52
Restricted stock forfeited	—	$—

Nonvested restricted stock, July 31, 2009	105	$4.11

The summary of unvested restricted stock units for the first quarter of fiscal 2010 comprised (in thousands):

Number of Shares
Nonvested restricted stock units, April 30, 2009	7
Restricted stock units issued	420
Restricted stock units vested	(2)
Restricted stock units forfeited	—

Nonvested restricted stock units, July 31, 2009	425

The aggregate intrinsic value of vested and expected to vest restricted stock awards and restricted stock units, which had a weighted average remaining contractual term of 1.9 years, was $445,000 at July 31, 2009. For the periods ended July 31, 2009 and 2008, the total fair value of restricted shares that vested was $0.1 million and $0.1 million, respectively.

As of July 31, 2009, there was approximately $2.7 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs that is expected to be recognized over a weighted-average period of 1.9 years for options and 1.9 years for restricted stock and restricted stock units.

The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation in the first quarter of fiscal 2009 and 2008 under SFAS 123R for options granted and for employee stock purchases under the ESPP, during these periods are as follows:

	Three months ended July 31,
	2009	2008
Stock options:
Dividend yield(1)	—	—
Volatility factor(2)	0.70	0.60
Risk-free interest rate(3)	2.7%	3.5%
Expected life (years)(4)	4.6	4.6
Weighted average fair value of options granted during the period	$0.58	$1.20

Employee stock purchase plan:(5)

Dividend yield(1)	—	—
Volatility factor(2)	1.03	0.43
Risk-free interest rate(3)	0.51%	2.4%
Expected life (years)(4)	0.99	0.49
Weighted average fair value of employee stock purchases during the period	$0.59	$0.63

Restricted stock and restricted stock units:

Weighted average fair value of restricted stock and RSUs granted during the period	$1.05	$2.30

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

5.                                      BORROWING AGREEMENT

In August 2009, the Company renewed its line of credit with its bank.  The renewed line of credit has substantially the same terms as the prior line of credit and expires on July 31, 2010. There were no borrowings outstanding under the line of credit as of July 31, 2009 and the Company was in compliance with its financial covenants.

6.                                      INCOME TAXES

Financial Accounting Standards Board (“FASB”) Interpretation No. 48,  Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109  (“FIN 48”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The liability for uncertain tax positions, if recognized, will decrease the Company’s tax expense. The Company does not anticipate that the amount of liability for uncertain tax positions existing at July 31, 2009 will change significantly within the next 12 months.  Interest and penalties related to the liability for uncertain tax positions are included in provision for income taxes.

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

The Company recorded a tax provision of $33,000 for the three months ended July 31, 2009 resulting in an effective tax rate of less than 1%.  The Company recorded a tax provision of $39,000 for the three months ended July 31, 2008 resulting in an effective tax rate of less than 1%. The effective tax rate for the three months ended July 31, 2009 and 2008 reflected the effects of a full valuation allowance against the federal and state net operating loss and tax credit carryforwards created during the quarter due to uncertainty as to the recoverability of those items due to the Company’s continuing operating losses. The tax provision for the quarter ended July 31, 2009 is attributable to certain state and foreign jurisdictions in which the Company operates.

7.                                       COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, the Company moved to dismiss the amended complaint based on plaintiffs’ failure to make a demand on the board before bringing suit. On the same d ay, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants’ motion to dismiss without prejudice. On September 21, 2007, plaintiffs filed a second amended complaint. On November 30, 2007, the Company moved to dismiss the complaint for failure to make a demand on the board of directors and for lack of standing. On the same day, the individual defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. A hearing on these motions was held on February 8, 2008. On March 26, 2008, the Court granted the individual defendants’ motion to dismiss without prejudice, ordering plaintiffs to file any amended complaint by April 25, 2008. Plaintiffs did not file an amended complaint. On April 25, 2008, plaintiffs purported to make a shareholder demand on Ditech’s board of directors, demanding that Ditech’s board investigate and remedy the alleged stock option manipulation and insider trading. On May 12, 2008, defendants filed a motion for dismissal with prejudice based, in part, on plaintiffs’ failure to comply with the Court’s March 26, 2008 Order. That motion was taken off calendar to allow the parties to participate in settlement discussions. The parties have now reached a tentative settlement of the litigation and are in the process of finalizing a definitive settlement agreement.  If a definitive agreement is agreed-upon and executed, it will be presented to the court for its review and approval.  No assurance can be given that a definitive settlement will be reached or that it will be approved by the court.

The Company cannot predict the outcome of the lawsuit at this time and has made no provisions for potential losses from this lawsuit.

Lease Commitments

At July 31, 2009, future minimum payments under the Company’s current operating leases are as follows (in thousands):

Years ended April 30,

2010 (nine months)	$800
2011	1,095
2012	276

$2,171

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

8.                                      REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company currently operates in a single segment - voice processing products.

Geographic revenue information comprises (in thousands):

	Three months ended July 31,
	2009	2008

USA	$4,652	$3,136
Asia Pacific	316	391
Middle East/Africa	981	592
Rest of World	146	413

Total	$6,095	$4,532

Sales for the three months ended July 31, 2009 included four customers that represented greater than 10% of total revenue (28%, 26%, 15% and 14%).  Sales for the three months ended July 31, 2008 included three customers that represented greater than 10% of total revenue (30%, 16% and 13%).    As of July 31, 2009, the Company had three customers that represented greater than 10% of accounts receivable (31%, 25% and 19%).  At April 30, 2009, five customers represented greater than 10% of accounts receivable (20%, 18%, 17%, 13% and 13% ).

The Company maintained substantially all of its property and equipment in the United States at July 31, 2009 and April 30, 2009.

9.                                      SUBSEQUENT EVENT

The Company has performed an evaluation of subsequent events through September 2, 2009, which is the date on which these financial statements in this Form 10-Q Report were filed with the SEC.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended April 30, 2009 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 2, 2009. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our future financial operating results, plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See “Future Growth and Operating Results Subject to Risk” at the end of this Item 2 for factors that could cause future results to differ materially.

Overview

We design, develop and market telecommunications equipment for use in enhancing voice quality and canceling echo in voice calls over wireline, wireless and internet protocol (IP) telecommunications networks. Our products monitor and enhance voice quality and provide transcoding in the delivery of voice services. Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our TDM-based product introductions have leveraged the processing capacity of our newer hardware platforms to offer not only echo cancellation but also enhanced Voice Quality Assurance (“VQA”) features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility.  We have also introduced products to support carriers that are deploying voice over internet protocol, or “VoIP,” technologies which offer all the voice capabilities of our TDM-based products along with codec transcoding to meet the new challenges faced by carriers deploying VoIP technologies.  Most recently we announced our development efforts on our new toktok and mStage products, which further leverage off our expertise in voice technology enabling on-demand, voice-driven, “mid-call accessible” applications and services to be delivered to customers on wireless and wireline voice networks.  This offering is being designed to enable phone subscribers to “use their voice as well as their thumbs” to interact with web applications/services like social networking and instant messaging (“IM”) on demand, even “on-the fly” during a telephone call.

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

The technology transition has impacted us on two fronts.  First and foremost, carriers have been extremely cautious to invest in legacy second generation (“2G”) technology, historically our primary source of revenue, for fear of stranding some or all of their investments by moving to the newer VoIP-based third generation technology (“3G”).  The hesitancy to invest in 2G equipment has resulted in protracted purchase cycles and smaller deployments to mitigate their perceived risks, while still addressing needed improvements in voice quality in their 2G networks.  The second impact has been felt on the 3G investment, which has been far slower to develop than was first predicted by industry experts.  Instead of wholesale deployment of VoIP technologies, we have experienced a much more cautious entrance into this technology by many of the carriers with which we have historically done business, with the key by-product being that they are buying much smaller systems than would have been expected from their historical buying pattern and in some cases even deciding to limit their investment in 3G technology in lieu of even newer fourth generation technologies that are currently in development.

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

Lastly, we believe that the current market conditions around the world have and could continue to create further delays in purchasing decisions both as carriers tighten their capital investment activity due to internal budget constraints and as tighter credit hampers their ability to borrow to facilitate network expansion and/or upgrades.

Despite the previously mentioned delays due to budget and uncertainty around network architecture, we continue to believe that in the United States our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks, primarily using 3G technologies and to a lesser degree 2G technologies, will be key factors in adding new customers and driving opportunities for revenue growth. We continue to believe that 2G technology will be the dominant technology in the international regions of the world where we have focused our sales efforts.  However, we are poised to support the deployment of our Packet Voice Processor (“PVP”) product in 3G networks internationally, should demand for the 3G technology grow internationally. The development of our VQA feature set, which was originally targeted at the international Global System for Mobile Communications (“GSM”) market, has seen growing importance in the domestic market as well. We continue to focus sales and marketing efforts on international and domestic mobile carriers who might best apply our VQA solution. We have continued to invest in customer trials domestically and internationally in an attempt to better avail ourselves of these opportunities as they arise. Despite these efforts, we have experienced mixed results as we remain dependant on the buying patterns of a small, yet more diverse, group of carriers.

We expect long-term opportunities for growth will occur in VoIP based network deployments as there appears to be a growing, albeit slow, trend of service providers transitioning from traditional circuit-switched network infrastructure to VoIP. As such, between fiscal 2005 and early fiscal 2009 we have directed the majority of our research and development spending towards the development of our Packet Voice Processor (PVP), a platform targeting VoIP-based network deployments.  The Packet Voice Processor introduces cost-effective voice format transcoding capabilities combined with our VQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter. Although fiscal 2008 marked the first period in which revenue from the PVP exceeded 10% of total revenue and the first quarter of fiscal 2010 marked the first quarter in which revenue from the PVP exceeded 25% of total revenue, ordering patterns are still volatile leading to spikes in the timing and amount of revenue from this product.

Beginning in fiscal 2009, we began shifting our development efforts to other product offerings that leverage off our expertise in voice technology.  The first effort was tied to the creation of licensed versions of our core technology for use in other elements within communications networks, such as Bluetooth headsets.  More recently we have shifted the majority of our development efforts to our recently announced mStage and toktok products, which are currently in development.  While the Bluetooth opportunities are focused on moving our expertise in voice quality to the communication interface devices at the fringe of the voice networks, mStage and toktok will enable mobile subscribers to use their voice as well as their thumbs to interact with web applications like social networking and IM on-demand, even during a phone call.  We are undertaking these new opportunities in an effort to not only diversify our product offerings but also our customer base.  We believe that these products could help generate a more predictable revenue base, which we believe is less susceptible to our customer’s decisions on the timing and nature of the network expansions than our legacy product offerings have experienced on a stand alone basis.

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

Our Customer Base.    Historically, the majority of our sales have been to customers in the United States. Although these customers have traditionally accounted for well over 50% of our revenue in a given period, we are seeing a growing trend in international revenue due to the growing interest in our VQA technology in several key international markets.  Despite the trend in growth in international revenue as a percentage of total revenue over the last several quarters, domestic customers accounted for approximately 76% of revenue in the first quarter of fiscal 2010 compared with 46% and 63% of our revenue in fiscal 2009 and 2008, respectively due to an increase in demand for our PVP product by our domestic customers. Sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. The overall trend of growth in international revenue, as a percentage of total review, has been largely driven by demand from customers in South East Asia, the Middle East and Latin America.  We expect our international demand to continue to be heavily influenced by these markets as they are experiencing the highest level of growth and commonly have the most need for cost effective solutions to address voice quality in their growing networks.

Our revenue historically has come from a small number of customers. Our largest customer in the first quarter of fiscal 2010 accounted for approximately 28% of our revenue as compared to our largest customer for the last several years, which represented 22% and 35% of our revenue in fiscal 2009 and 2008, respectively and 26% of revenue in the first quarter of fiscal 2010. Our five largest customers accounted for approximately 88% of our revenue in the first quarter of fiscal 2010 and 60% and 68% of our revenue in fiscal 2009 and 2008, respectively. Consequently, the loss of any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced in fiscal 2006 and again over the last two fiscal years as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the world and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of July 31, 2009, we had deferred $2.2 million of revenue.  However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Consolidated Balance Sheet.  Of the $2.2 million of total deferred revenue transactions at July 31, 2009, only $1.1 million had been collected from customers and therefore reported as deferred revenue on the Consolidated Balance Sheet.  The balance of $1.1 million related to uncollected deferred revenue transactions was reported net against the related accounts receivable balance.

Of the $2.2 million of revenue deferred as of July 31, 2009, approximately $1.1 million was associated with installations and other product related deferrals and $1.1 million was associated with maintenance contracts.  In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date, to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

Investments— We consider investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year, and auction rate securities, which we have historically settled on 7, 28 or 35 day auction cycles, as short-term investments. However, when auction rate securities fail to settle at auction, which has been occurring since the middle of  fiscal 2008, and conditions leading to their failure to auction create uncertainty as to whether they will settle in the near-term, we classify them as long-term consistent with the contractual term of the underlying security. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities for which we are unable to estimate when they will settle. Short-term and long-term investments consist primarily of corporate notes and asset backed securities. We have classified our investments as available-for-sale securities in the accompanying consolidated financial statements. We carry available-for-sale securities at fair value, and report unrealized gains and losses as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income, net based on specific identification. We include interest on securities classified as available-for-sale in total other income. See also the discussion in “Liquidity and Capital Resources” and Item 3 for additional information on auction rate securities.

Inventory Valuation Allowances— In conjunction with our ongoing analysis of inventory valuation, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of write-downs required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in the recognition of larger than anticipated write-downs. For example, we recorded inventory write-downs for excess levels of inventory of $2.4 million and $5.1 million in fiscal 2009 and 2008, respectively. There were no sales of previously written-down inventory during the first quarter of fiscal 2010 or 2008.

Cost of Warranty— At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year.  The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures.  This would result in a decrease in gross profits. As of July 31, 2009, we had $0.4 million accrued related to estimated future warranty costs.  See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

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

Recent Accounting Pronouncements  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, “Accounting for Leases”. In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or discounted at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 157 for our financial assets effective May 1, 2008, which did not have a material impact on our results of operations, financial position or cash flows (see Note 3). We adopted FSP FAS 157-2 as of May 1, 2009 for our non-financial assets and liabilities, which did not have a material impact our results of operations, financial position and cash flows for the first quarter of fiscal 2010.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments in financial statements for interim and annual reporting periods of publicly traded companies. FSP 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), replacing SFAS 141, “Business Combinations”. SFAS 141R revises existing accounting guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets, liabilities, any noncontrolling interests, and the goodwill acquired. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Although adoption of SFAS 141R did not have any impact on our financial statements for the first quarter of fiscal 2010, SFAS 141R will impact the accounting for any business combinations completed by us in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51  (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Since we do not have any subsidiaries with noncontrolling interests, adoption of this statement did not have a material impact on our financial condition, results of operations and cash flows upon adoption on May 1, 2009.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. Adoption of APB 14-1 on May 1, 2009 did not have a material impact on our financial condition, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” or SFAS 165. SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  Adoption of SFAS 165 on May 1, 2009 did not have a significant impact on the determination or reporting of our financial results for the quarter ended July 31, 2009.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification (Codification) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect that SFAS 168 will have an impact on our financial statements when adopted as part of our financial reporting for its second quarter of fiscal 2010.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three Months Ended
	July 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of goods sold	43.0	52.3
Gross Profit	57.0	47.7
Operating expenses:
Sales and marketing	36.5	78.7
Research and development	46.1	75.6
General and administrative	24.1	45.4
Amortization of purchased intangibles	0.3	0.5
Total operating expenses	107.0	200.2
Loss from operations	(50.0)	(152.5)
Other income (loss), net	(11.4)	(1.7)
Loss before provision for (benefit from) income taxes	(61.4)	(154.2)
Provision for (benefit from) for income taxes	0.5	0.8
Net loss	(61.9)%	(155.0)%

THREE MONTHS ENDED JULY 31, 2009 AND 2008.

Revenue.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2009	2008	from Prior Year
Revenue	$6,095	$4,532	$1,563

The increase in revenue during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was largely due to an increase in revenue from our top five customers.   In the aggregate, our top five customers in the first quarter of fiscal 2010 accounted for $5.3 million of revenue as compared to the top five customers in the first quarter of fiscal 2009, which accounted for $3.2 million.  The increase in revenue from our largest customer for the quarter, which accounted for 28% of revenue in the first quarter of fiscal 2010 versus less than 1% of revenue in the corresponding period in fiscal 2009, was largely due to targeted upgrades of portions of their 2G networks as well as upgrades to portions of their VoIP conferencing network.  Although we experienced an increase in revenue from Verizon in real terms, it decreased as a percentage of overall revenue to approximately 26% of our revenue in the first quarter of fiscal 2010 as compared to 30% of the revenue in the first quarter of fiscal 2009.  This increase in revenue appears to be largely due to Verizon performing some targeted expansion/upgrade of certain of its 2G network during the quarter.  We had two other customers that accounted for over 10% of revenue in the first quarter of fiscal 2010, a domestic VoIP conferencing provider, which accounted for  approximately 14% of revenue in the first quarter of fiscal 2010 as compared to approximately 16% of revenue in the corresponding period in 2009, and an international wireless carrier that accounted for approximately 15% of revenue in the first quarter of fiscal 2010 as compared to less than 1% in the corresponding period of fiscal 2009. Although our Broadband Voice Processor Flex (“BVP-Flex”) continues to be the primary voice quality product purchased by our domestic customers and has begun to experience a growing interest from international customers, our PVP product and service contracts have grown as a percentage of revenue during fiscal 2010 due in large part to growing deployment of the PVP in conferencing providers’ VoIP networks.

Geographically, our first quarter fiscal 2010 revenue was primarily domestic at 76% of total worldwide revenue, which was an increase from 69% of revenue reported in the first quarter of fiscal 2009.  The increase in the domestic portion of our revenue was primarily driven by the increase in purchasing activity by our largest customer during the first quarter.  Following the success of our BVP-Flex, revenue over the last three fiscal years and the first quarter of fiscal 2010 has been generated largely from domestic sales.  Our international growth has primarily been dependent on our success in selling VQA. Although we continue to believe that there are meaningful international revenue opportunities, we continue to experience slower than anticipated purchasing cycles from our existing and prospective international customers, which has resulted in volatility in the level of international revenue from quarter to quarter.  We plan to continue to invest in customer trials to attempt to capture the international revenue opportunities that exist for us.  We expect revenue in the second quarter of fiscal 2010 to be similar to the first quarter of fiscal 2010.

Cost of Goods Sold and Gross Profit.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2009	2008	from Prior Year
Cost of goods sold	$2,622	$2,369	$253
Gross profit	$3,473	$2,163	$1,310
Gross margin %	57.0%	47.7%	9.3	pts

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The increase in cost of goods sold was primarily driven by the increase in business volume during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.  Our analysis of gross profit below discusses the other factors, which are impacting cost of good sold and resulting in the net decline in the gross margin percentage.

Our gross margin percentage increased in the first quarter of fiscal 2010 as a result of our under absorbed manufacturing overhead costs representing a smaller percentage of our revenues.  Although we have continued to experience under absorbed overheads due to reductions in production and purchasing levels in fiscal 2010, they have declined in real terms and as a percentage of revenue due to cost savings as a result of the reductions in force and other cost control measures implemented over the last two fiscal years.  Margins were also favorably impacted by the customer and product mix, which was more heavily weighted to higher margin domestic customers and products.

All other things being equal, we expect that as our revenue levels increase, gross margin percentages should be flat to slightly down from the current levels due primarily to the expected product mix in the second quarter being more heavily weighted to lower margin international and VoIP product sales.

Sales and Marketing.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2009	2008	from Prior Year
Sales and marketing	$2,224	$3,566	$(1,342)
% of revenue	36.5%	78.7%	(42.2	)pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The decrease in sales and marketing expense in the first quarter of fiscal 2010 was largely due to the impacts of the reduction in force that occurred in second quarter of fiscal 2009.   The resulting reduction in headcount had a direct impact on both base pay and variable compensation, which experienced a combined reduction of $0.8 million.  The reduction in headcount also impacted travel and related expenses which experienced a $0.2 million decrease from the first quarter of 2009.  Lastly sales and marketing spending declined in the first quarter of fiscal 2010 due to a $0.2 million decline in outside consulting spending due to tighter cost control.  We expect sales and marketing expenses to be flat to increase marginally in the second quarter of fiscal 2010 as we continue to focus on cost control while implementing targeted sales and marketing efforts to launch our new toktok and mStage products.

Research and Development.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2009	2008	from Prior Year
Research and development	$2,808	$3,427	$(619)
% of revenue	46.1%	75.6%	(29.5	)pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The decrease in expense in the first quarter of fiscal of 2010 as compared to the first quarter of fiscal 2009 was also largely driven by the reduction in force that occurred in the second quarter of fiscal 2009 and subsequent attrition.  As a result of the reduction, we experienced a decline in payroll and related expenses totaling $0.5 million.  Due to the stage of development of our products, we experienced a $0.1 million decline in our spending on prototype materials consumed by our research and development team, as our development is currently focused on utilizing off the shelf blade servers on which our proprietary applications. We also experienced a $0.2 million decline in stock-based compensation attributable to employees in the research and development organizations.  See the discussion in the stock-based compensation section below.   We expect research and development expenses to remain relatively flat in the second quarter of fiscal 2010.

General and Administrative.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2009	2008	from Prior Year
General and administrative	$1,470	$2,055	$(585)
% of revenue	24.1%	45.4%	(21.3	)pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The decrease in general and administrative expense in fiscal 2010 was largely due to a $0.2 million decrease in professional fees due in part to not having to have our SOX compliance program independently attested to for fiscal 2009 due to our change in status to a small reporting company in fiscal 2009.  Professional fees also declined due to the favorable resolution of one of our two outstanding legal matters in the fourth quarter and decreased activity on the remaining outstanding legal matter.  As part of our overall effort to control variable spending, spending on outside service in the first quarter of fiscal 2010 declined by approximately $0.1 million.  We also experienced a $0.2 million decline in compensation expenses as well as stock-based compensation expense, due in large part to the impacts of the reduction in force in the general and administrative organizations done in fiscal 2009.  See the discussion in the Stock-based Compensation section below.   We expect general and administrative expenses to decrease in the second quarter of fiscal 2010 due to the seasonal nature of our spending on audit and tax services.

Stock-based Compensation.

Stock-based compensation expense recognized under SFAS 123R in the first quarter of fiscal 2010 and fiscal 2009 was as follows:

	Three months ended July 31,
$’s in thousands	2009	2008
Cost of good sold	$42	$95
Sales and marketing	130	143
Research and development	69	230
General and administrative	145	228
Total	$386	$696

The decline in stock based compensation is due to two key factors.  First and foremost is the reduction in options outstanding and therefore stock-based compensation linked to the reductions in force that occurred in fiscal 2008 and 2009.  The second key element of the decline is linked to the timing of option grants that are subject to accounting under SFAS 123R. As compensation related to older options, which were granted at higher fair values per share due to the stock price at the time of grant, become fully amortized, they are being replaced by newer option grants which are being issued at lower fair values due largely to the decline in our stock price.   We expect to continue to experience a declining level of expense related to stock-based compensation.

Other Income (Expense), Net.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2009	2008	from Prior Year
Other income (expense), net	$(693)	$(78)	$(615)
% of revenue	(11.4)%	(1.7)%	(9.7	)pts

Other income, net consists of interest income on our invested cash and cash equivalent balances, impairment charges on our long-term investments, foreign currency activities, and a nominal amount of interest expense. The decline in other income (expense), net was due to two main factors.  The first is a decline in interest earned on our cash and investments due in part to declining interest rates but even more from the decline in our invested cash due our use of cash as a result of our operating losses over the last 12 months.  The other key factor has been the recognition of a $0.9 million impairment loss on certain of our long-term investments in auction rate securities.  See Item 3 for a further discussion of our investments in auction rate securities.  We expect that the returns on our cash and investments will continue to experience marginal declines as we continue to use cash as a result of our anticipated operating losses in the second quarter.  It is possible that we will experience further impairment charges on certain of our long-term investments, although it is not possible to estimate the timing and magnitude of such losses.

Income Taxes.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2009	2008	from Prior Year
Provision for (benefit from) income taxes	$33	$39	$(6)
% of revenue	0.5%	0.8%	(0.3	)pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the first quarter of fiscal 2010 and 2009 was less than 1%.  The effective tax rate for the first quarter of fiscal 2010 and 2009 reflected our establishment of a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards.  As a result of this valuation allowance, our tax expense for the first quarter of fiscal 2010 and 2009 is limited to certain minor state and foreign tax jurisdictions where we report limited profits.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2009 and April 30, 2009, we had cash and cash equivalents and investments totaling $42.2 million and $43.0 million, respectively. As of July 31, 2009, we had cash and cash equivalents of $38.3 million as compared to $38.6 million at April 30, 2009. Additionally we had $3.9 million and $4.4 million of long-term investments as of July 31, 2009 and April 30, 2009, respectively.  In August 2009, we renewed our $2 million line of credit facility with our bank.  The line of credit expires on July 31, 2010 and carries substantially the same terms as the old line of credit.   There were no amounts outstanding under the line as of July 31, 2009.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Three months ended July 31,
$’s in thousands	2009	2008
Cash flow from operating activities	$(89)	$(5,300)

The net use of cash in operations for the first quarter of fiscal 2010 was primarily attributable to the $3.8 million net loss experienced for the quarter, which was largely driven by softness in demand as compared to our historical levels.  Although we have attempted to reduce our operating expenses by means of reductions in our workforce and tighter control over discretionary spending during the last two years, the resulting savings in cash outflows have not been sufficient to offset the reduction in cash inflows from collection of declining product revenue. Through our efforts to reduce our spending on operating expenses, we believe that we have been able to create an environment in which our legacy business in the TDM and VoIP communications equipment are operating at approximately cash flow break even and that the level of cash used in operations is primarily linked to the investments we are making in our new toktok and mStage product offerings.

Our accounts receivable days sales outstanding at July 31, 2009 was approximately 51 days compared to 79 days at April 30, 2009.  The volatility in our days sales outstanding has been impacted by a non-linear pattern in our revenues and longer payment cycles attributable to our international customers.

We expect cash flows from operations to continue to be a use due to our continued operating losses.

	Three months ended July 31,
$’s in thousands	2009	2008
Cash flow from investing activities	$(279)	$8,102

We used $0.3 million in cash in our investing activities in the first quarter of fiscal 2010.  This cash usage was attributable to the purchase of fixed assets in preparation for our product launch of toktok and mStage later in fiscal 2010.

	Three months ended July 31,
$’s in thousands	2009	2008
Cash flow from financing activities	$38	$136

The cash flow from financing activities in the first quarter of fiscal 2010 was due to funds received from the employee stock purchase plan and stock option exercises.   We expect to continue to have modest positive cash flows from financing activities due to employee stock plan activity.

We have no material commitments other than obligations under operating leases, particularly our facility leases and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting.  We currently occupy approximately 61,000 square feet of space in the two buildings that form our Mountain View, California headquarters.  In September 2005, we renegotiated our Mountain View, California lease, which extended the lease term through July 31, 2011 and reduced the rent cost.  Our contractual obligations as of July 31, 2009 did not change materially from April 30, 2009, and were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years
Operating leases	$2,171	$800	$1,371	$—	$—
Purchase commitments	1,822	1,822	—	—	—

Total	$3,993	$2,622	$1,371	$—	$—

We believe that we will be able to satisfy our cash requirements for at least the next two years from our existing cash and short-term investments together with anticipated cash generated from operations.  We renewed our $2 million line of credit, which now expires in July 2010. The ability to fund our operations beyond the next two fiscal years will be dependent on the overall demand of telecommunications providers for new capital equipment. Although we have taken steps to control our operating expenses over the past two years, if our customers further reduce their purchases of our products compared to historical levels of purchases, we may need to find additional sources of cash during fiscal 2011 or be forced to further reduce our spending levels to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 88% of our revenue in first quarter of fiscal 2010 and 60% and 68% of our revenue in fiscal 2009 and 2008, respectively. Our largest customer in the first quarter of fiscal 2010 accounted for approximately 28% of our revenue in the first quarter of fiscal 2010 as compared to our largest customer in fiscal 2009 and 2008, which accounted for 22% and 35% of our revenue in fiscal 2009 and 2008, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels. In addition, our customer concentration exposes us to credit risk as, for example, 83% of our accounts receivable balance at July 31, 2009 was from five customers.

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

IN THE FUTURE WE MAY BE, SUBJECT TO SECURITIES CLASS ACTION LAWSUITS DUE TO DECREASES IN OUR STOCK PRICE.

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

As of July 31, 2009, we held one BBB rated auction rate security (BBB rated ARS) and one B3 rated auction rate security (B3 rated ARS), totaling $13.7 million of par value, both of which failed to settle at auctions. The BBB rated ARS began to fail to auction in the fourth quarter of fiscal 2008, and the B3 rated ARS with a par value of $10.0 million has failed to settle since the second quarter of fiscal 2008. Due to the prolonged nature of the decline in value of the B3 rated auction rate security that has failed to settle since the second quarter of fiscal 2008, the severity of the decline and no clear indication of when it might settle, we determined that the unrealized loss was no longer temporary. Therefore, we have recognized a total of $9.8 million of impairment charges in the consolidated statement of operations since the beginning of the fourth quarter of fiscal 2008 ($0.9 million in the first quarter of fiscal 2009). It is possible that we will incur further declines in value in these two securities during fiscal 2010 due to changing facts related to the underlying collateral, changes in the amount and timing of cash flow streams being generated by the securities, which play a key role in the overall valuation model, as well as changes in the overall market. In addition, in the future should we determine that these declines in value are other than temporary, we would recognize a further impairment charge on our condensed consolidated statement of operations, which could be material. As of August 31, 2009, we continued to hold auction rate securities with a par value of $13.7 million. See Item 3 below for a further discussion of our auction rate securities.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of July 31, 2009 and April 30, 2009, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempted to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities which prior to the fourth quarter of fiscal 2008 management has been able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments. Those securities with maturities of greater than one year, including auction rate securities that failed to settle and which based on their nature do not appear likely to settle in the near term, are classified as long-term investments. Short and long-term investments consist primarily of auction rate securities in asset backed securities and corporate notes. Our investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Consolidated Balance Sheets at fair value. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale took place. In the first quarter of fiscal 2010 and during fiscal 2009, we realized no gains or losses on our investments, but we did recognize an impairment charge of $0.9 million and $4.7 million in the first quarter of fiscal 2010 and during fiscal 2009, respectively on certain of our auction rate securities that failed to settle.

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to settle, are reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of July 31, 2009 and April 30, 2009, we held one auction rate security totaling $10.0 million of par value, which had an original rating at the time we purchased them of AA but is currently rated B3 (B3 rated ARS) and has failed to settle at auctions since the second quarter of fiscal 2008.  As of July 31, 2009 and April 30, 2009, we held one additional auction rate security with a par value of $3.7 million, which recently had its rating downgraded to BBB (BBB rated ARS) from its original rating when it was purchase of A3 but failed to settle since the fourth quarter of fiscal 2008. While we continue to earn interest on the BBB ARS at the maximum contractual rate, the issuer of the B3 rated ARS recently announced that it was suspending all interest payments.  The fair value of the B3 rated auction rate securities no longer approximates par value. Accordingly, we have recorded these investments at a fair value of $0.2 million as of July 31, 2009 ($1.1 million as of April 30, 2009). Due to the prolonged nature and the severity of the decline in the value of the B3 rated ARS that has failed to settle since the second quarter of fiscal 2008 and no clear indication of when it might settle, we determined that the unrealized loss was no longer temporary. Therefore, we have recognized $0.9 million and a $4.7 million of impairment charges in the first quarter of fiscal 2010 and fiscal 2009, respectively, on this auction rate security. In the aggregate, we have recognized impairment losses related to the B3 rated ARS of $9.8 million since the fourth quarter of fiscal 2008.  We have concluded that no other-than-temporary impairment losses occurred for the BBB rated ARS, which began to fail to settle in fourth quarter of fiscal 2008, because we believe that the high penalty rate of interest that the issue is paying makes it highly likely that the issuer will redeem the ARS to reduce its financing costs. We will continue to analyze our auction rate securities each reporting period for impairment and may be required to recognize an impairment charge in the statement of operations if the decline in fair value is determined to be other than temporary. The fair value of these securities has been estimated by management based on assumptions that market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions.

Our investment securities are not leveraged. Due to the short-term nature of our investments, they are not subject to significant fluctuations in their fair value due to changes in interest rates. As such, the recorded fair value of the investments at July 31, 2009 and April 30, 2009 approximates the fair value after assuming a hypothetical shift in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over the remaining life of the investments, which shifts are representative of the historical movements in the Federal Funds Rate. 100 BPS equals 1%.

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of July 31, 2009 and April 30, 2009 (dollars in thousands). Carrying value approximates fair value.

	July 31, 2009		April 30, 2009
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$38,256	0.48%	$38,586	0.65%
Long-term investments	3,911	16.21%	4,448	2.83%

Total	$42,167	1.94%	$43,034	0.88%

To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign invoices are paid in currencies other than the U.S. dollar, we consider our foreign exchange risk immaterial to our consolidated financial position, results of operations and cash flows.

Item 4—Controls and Procedures

Not Applicable

Item 4T — Controls and Procedures

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

Disclosure Controls and Procedures

Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of July 31, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of July 31, 2009, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended July 31, 2009 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, the Company moved to dismiss the amended complaint based on plaintiffs’ failure to make a demand on the board before bringing suit. On the same d ay, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants’ motion to dismiss without prejudice. On September 21, 2007, plaintiffs filed a second amended complaint. On November 30, 2007, the Company moved to dismiss the complaint for failure to make a demand on the board of directors and for lack of standing. On the same day, the individual defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. A hearing on these motions was held on February 8, 2008. On March 26, 2008, the Court granted the individual defendants’ motion to dismiss without prejudice, ordering plaintiffs to file any amended complaint by April 25, 2008. Plaintiffs did not file an amended complaint. On April 25, 2008, plaintiffs purported to make a shareholder demand on Ditech’s board of directors, demanding that Ditech’s board investigate and remedy the alleged stock option manipulation and insider trading. On May 12, 2008, defendants filed a motion for dismissal with prejudice based, in part, on plaintiffs’ failure to comply with the Court’s March 26, 2008 Order. That motion was taken off calendar to allow the parties to participate in settlement discussions. The parties have now reached a tentative settlement of the litigation and are in the process of finalizing a definitive settlement agreement.  If a definitive agreement is agreed-upon and executed, it will be presented to the court for its review and approval.  No assurance can be given that a definitive settlement will be reached or that it will be approved by the court.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2009, as filed with the SEC on July 2, 2009, have not substantively changed, except for the following risk factors:

1. The risk factor “We Depend On A Limited Number Of Customers, The Loss Of Any One Of Which Could Cause Our Revenue To Decrease,” was revised to include first quarter of fiscal 2010 financial and credit risk information associated with our customer concentration.

2. The risk factor “There Is Risk That Our Auction Rate Securities Will Not Settle At Auction And We May Experience Additional Other Than Temporary Declines In Value, Which Could Cause Additional Charges To Be Realized On Our Statement Of Operations” has been revised to include first quarter fiscal 2010 financial information.

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

Ditech Networks, Inc.
Date: September 2, 2009	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
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

(8) Incorporated by reference from Item 5.02 of Ditech’s Current Report on Form 8-K (File No. 000-26209), filed May 22, 2009.