Form 10-Q
period 2009-10-31
DITECH NETWORKS INC
filed 2009-12-11
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

As of November 30, 2009, 26,358,745 shares of the Registrant’s common stock were outstanding.

Ditech Networks, Inc.

FORM 10-Q for the Quarter Ended October 31, 2009

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Networks, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2009	2008	2009	2008
Revenue
Product revenue	$4,469	$2,515	$9,346	$5,334
Service revenue	670	1,607	1,888	3,320
Total revenue	5,139	4,122	11,234	8,654

Cost of goods sold
Product revenue	2,769	1,936	5,228	4,036
Service revenue	152	193	315	463
Total cost of goods sold(1)	2,921	2,129	5,543	4,499

Gross profit	2,218	1,993	5,691	4,155

Operating expenses:
Sales and marketing (1)	2,355	3,061	4,579	6,626
Research and development (1)	2,839	3,422	5,647	6,849
General and administrative (1)	1,533	2,100	3,003	4,155
Amortization of purchased intangible assets	7	24	25	49

Total operating expenses	6,734	8,607	13,254	17,679

Loss from operations	(4,516)	(6,614)	(7,563)	(13,524)
Other income (expense), net	44	(253)	(649)	(329)

Loss before provision for income taxes	(4,472)	(6,867)	(8,212)	(13,853)
Provision for income taxes	14	97	47	136

Net loss	$(4,486)	$(6,964)	$(8,259)	$(13,989)

Per share data:
Basic and diluted:
Net loss	$(0.17)	$(0.27)	$(0.32)	$(0.54)

Weighted shares used in per share calculation:
Basic and diluted	26,179	26,060	26,176	26,048

(1) Stock-based compensation expense was allocated by function as follows:

Cost of goods sold	$46	$57	$88	$152
Sales and marketing	107	245	237	387
Research and development	96	144	165	374
General and administrative	348	280	493	508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	October 31, 2009	April 30, 2009

Assets
Cash and cash equivalents	$37,879	$38,586
Accounts receivable, net of allowance for doubtful accounts of $250 at October 31, 2009 and $289 at April 30, 2009	1,883	4,487
Inventories	8,655	11,624
Other current assets	712	568

Total current assets	49,129	55,265

Long-term investments	100	4,448
Property and equipment, net	3,399	3,895
Distribution agreement intangibles, net	6,560	—
Purchased intangibles, net	17	42
Other assets	97	186

Total assets	$59,302	$63,836

Liabilities and Stockholders’ Equity
Accounts payable	$1,209	$1,817
Accrued expenses	2,888	3,484
Deferred revenue	1,166	731
Income taxes payable	76	83

Total current liabilities	5,339	6,115

Convertible note payable	3,197	—
Long term accrued expenses	220	285
Total liabilities	8,756	6,400

Commitments and contingencies (Note 9)

Common stock, $0.001 par value: 200,000 shares authorized and 26,318 and 26,257 shares issued and outstanding at October 31, 2009 and April 30, 2009, respectively	26	26
Additional paid-in capital	266,224	265,185
Accumulated deficit	(215,704)	(207,446)
Accumulated other comprehensive loss	—	(329)

Total stockholders’ equity	50,546	57,436

Total liabilities and stockholders’ equity	$59,302	$63,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended October 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(8,259)	$(13,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,231	1,205
Impairment loss on investments	977	1,367
Accretion of interest on long-term debt	22	—
Loss on disposal of property and equipment	—	14
Stock-based compensation expense	983	1,415
Amortization of purchased intangibles	25	49
Changes in assets and liabilities:
Accounts receivable	2,604	3,394
Inventories	2,972	(28)
Other current assets	(144)	(383)
Income taxes	(7)	(19)
Accounts payable	(608)	170
Accrued expenses and other	(660)	(1,380)
Deferred revenue	435	98

Net cash used in operating activities	(429)	(8,087)

Cash flows from investing activities:
Purchases of property and equipment	(604)	(296)
Sales and maturities of available for sale investments	3,700	15,406
Purchase of exclusive distribution rights	(3,500)	—
Refund of lease deposit	73	—
Net cash (used in) provided by investing activities	(331)	15,110

Cash flows from financing activities:
Proceeds from employee equity plan issuances	53	134

Net cash provided by financing activities	53	134

Net increase (decrease) in cash and cash equivalents	(707)	7,157
Cash and cash equivalents, beginning of period	38,586	36,131

Cash and cash equivalents, end of period	$37,879	$43,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      DESCRIPTION OF BUSINESS

Ditech Networks, Inc. (the “Company”) designs, develops and markets telecommunications equipment and voice application services for use in wireline, wireless, satellite and IP telecommunications networks.  The Company’s products enhance and monitor voice quality and provide security in the delivery of voice services.  The Company has established a direct sales force that sells its products in the U.S. and internationally. In addition, the Company is expanding its use of value added resellers and distributors in an effort to broaden its sales channels, primarily in the Company’s international markets.  Beginning in the second quarter of fiscal 2010, the Company became the exclusive worldwide distributor of Simulscribe LLC’s voice to text transcription services to wireline and wireless carriers, as part of its strategy to provide mid-call service solutions.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of October 31, 2009, and for the three and six month periods ended October 31, 2009 and 2008, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. The April 30, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for the interim period ended October 31, 2009 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2009, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 2, 2009, file number 000-26209.

Computation of Loss per Share

Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the three and six-month periods ended October 31, 2009 and 2008. Diluted loss per share for the three and six month periods ended October 31, 2009 and 2008 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.  For the three and six month periods ended October 31, 2009, common stock equivalents, primarily options, totaling approximately 5,730,000 shares and 5,675,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.  For the three and six-month periods ended October 31, 2008, common stock equivalents, primarily options, totaling approximately 6,558,000 shares and 6,678,000 shares, respectively, were excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	October 31,		October 31,
	2009	2008	2009	2008
Net loss per share, basic and diluted:
Net loss	$(4,486)	$(6,964)	$(8,259)	$(13,989)

Basic:
Weighted average shares outstanding	26,209	26,129	26,208	26,133
Less restricted stock included in weighted shares outstanding subject to vesting	(30)	(69)	(32)	(85)
Shares used in calculation of basic loss per share amounts	26,179	26,060	26,176	26,048

Net loss per share	$(0.17)	$(0.27)	$(0.32)	$(0.54)

Diluted:
Shares used in calculation of basic per share amounts	26,179	26,060	26,176	26,048
Dilutive effect of stock plans	—	—	—	—
Shares used in calculation of diluted per share amounts	26,179	26,060	26,176	26,048

Net loss per share	$(0.17)	$(0.27)	$(0.32)	$(0.54)

Comprehensive Loss

For the three and six months ended October 31, 2009, comprehensive loss was $4.5 million and $7.9 million, respectively, and included the impact of unrealized gains and losses on available for sale investments. For the three and six months ended October 31, 2008, comprehensive loss was $7.0 million and $13.6 million, respectively, and included the impact of unrealized gains and losses on available for sale investments.

Accounting for Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended October 31, 2009 and 2008 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006, the date of adoption of Stock-based compensation accounting, based on the grant date fair value estimated in accordance with the predecessor Stock-based compensation guidance, and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of current Stock-based compensation guidance. Effective May 1, 2006, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by the predecessor Stock-based compensation guidance, to the straight-line single-option approach.  Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in the first half of each of fiscal 2010 and 2009. The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

Investments

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year, and auction rate securities which management typically has settled on 7, 28 or 35 day auction cycles, are considered short-term investments. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities that have failed to settle since fiscal 2008, for which conditions leading to their failure at auction create uncertainty as to whether they will settle in the near-term. Short- and long-term investments consist of auction rates securities, which have underlying instruments that consist primarily of corporate notes and asset backed securities, and are rated AA or higher at the time of purchase. The Company’s investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the Condensed Consolidated Balance Sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. In the first half of fiscal 2010 and 2009, the Company realized no gains or losses on its investments.

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and the extent to which the fair value has been below cost-basis, the financial condition of the issuer and the Company’s ability to hold the investment for a period of time, which may be sufficient for anticipated recovery of the market value. To the extent that the historical cost of the available for sale security exceeds the estimated fair market value, and the decline in value is deemed to be other-than-temporary, an impairment charge is recorded in the Condensed Consolidated Statement of Operations. During the three and six months ended October 31, 2009, the Company recognized impairment losses of $0.1 million and $1.0 million, respectively, and during the three and six months ended October 31, 2008, the Company recognized impairment losses of $0.8 million and $1.4 million, respectively. Since the issue with auction rate securities first arose in the middle of fiscal 2008, the Company has recorded an aggregate impairment loss of $9.9 million associated with a single investment in auction rate securities with a $10 million par value.

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

Recent Accounting Pronouncements

Adopted in the Current Fiscal Year

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification” or “ASC”), the authoritative guidance for GAAP. The Codification is the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning August 1, 2009 and the Company has incorporated the current Codification in this Form 10-Q. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

Effective the first quarter of fiscal 2010, the Company adopted revised accounting guidance for the fair value measurement and disclosure of its nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this accounting guidance did not have a material impact on the Company’s financial position or results of operations. See Note 3.

In December 2007 the FASB issued authoritative guidance on accounting for business combinations, which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes this guidance will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the May 1, 2009 effective date.

Recent Accounting Guidance Not Yet Effective

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning May 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is currently assessing the potential effect, if any, on its financial statements.

In September 2009, an update was made to “Fair Value Measurements and Disclosures — Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update will be effective for the company beginning November 1, 2009. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations when it becomes effective.

In August 2009, the FASB issued additional authoritative guidance for the fair value measurement of liabilities. The guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company will apply the guidance beginning November 1, 2009. The adoption of the guidance is not expected to have any significant impact on the Company’s condensed consolidated financial statements or related footnotes.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for the Company beginning May 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company believes adoption of this new guidance will not have a material impact on its financial statements.

3.                                      BALANCE SHEET ACCOUNTS

Inventories

Inventories comprised (in thousands):

	October 31, 2009	April 30, 2009

Raw materials	$119	$229
Work in progress	3	—
Finished goods	8,533	11,395

Total	$8,655	$11,624

Stock-based compensation included in inventories at October 31, 2009 and April 30, 2009 was not significant.

Fair Value Measurements of Financial Assets and Liabilities

The accounting guidance on fair value measurement clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance on fair value measurement establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its short-term and long-term investments.

When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds; such items are classified in Level 1 of the fair value hierarchy. As of October 31, 2009 and April 30, 2009 the Company held auction rate securities with a par value of $10.0 million and $13.7 million, respectively, which are included in long-term investments. At October 31, 2009 and April 30, 2009, there were no active markets for these auction rate securities or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

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

•                    a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the auction-rate securities as of October 31, 2009, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

•                    in the case of one of our auction rate securities which was converted into AMBAC preferred shares, default or collateral value risk adjustments were considered for the discount rate, because AMBAC continues to be down graded by rating agencies and is experiencing increasing liquidity issues.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and non-recurring basis as of October 31, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds-recurring	$35,807	$35,807	$—	$—
Auction rate securities-recurring	100	—	—	100

Total	$35,907	$35,807	$—	$100

Liabilities

Long-term convertible note payable-non-recurring	$3,197	$—	$—	$3,197
Total	$3,197	$—	$—	$3,197

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds	$34,226	$34,226	$—	$—
Auction rate securities	4,448	—	—	4,448

Total	$38,674	$34,226	$—	$4,448

The following table presents the changes in the Level 3 fair value category for the three months ended October 31, 2009 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
			Other	Purchases, Sales,	Transfers in
	July 31,		Comprehensive	Issuances and	and/or (out)	October 31,
	2009	Earnings	Loss	(Settlements)	of Level 3	2009

Assets
Auction rate securities	$3,911	(111)	—	(3,700)	—	$100

Liabilities
Long-term convertible note payable	$—	—	—	3,197	—	$3,197

The following table presents the changes in the Level 3 fair value category for the six months ended October 31, 2009 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
			Other	Purchases, Sales,	Transfers in
	April 30,		Comprehensive	Issuances and	and/or (out)	October 31,
	2009	Earnings	Loss	(Settlements)	of Level 3	2009

Assets
Auction rate securities	$4,448	(977)	329	(3,700)	—	$100

Liabilities
Long-term convertible note payable	$—	—	—	3,197	—	$3,197

The cost basis amounts reported as cash and cash equivalents (including money market funds), accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities.

Accrued Expenses

Accrued expenses comprised (in thousands):

	October 31, 2009	April 30, 2009

Accrued employee related	$1,118	$1,590
Accrued warranty	384	389
Accrued professional fees	33	53
Accrued restructuring costs	265	430
Other accrued expenses	1,088	1,022

Total	$2,888	$3,484

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the three and six-month periods ended October 31, 2009 and 2008 are as follows (in thousands):

	Three months ended		Six months ended
	October 31,		October 31,
	2009	2008	2009	2008

Balance as of the beginning of the fiscal period	$363	$628	$389	$550
Provision for warranties issued during fiscal period	65	109	94	220
Warranty costs incurred during fiscal period	(44)	(53)	(99)	(86)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	—	(169)	—	(169)

Balance as of October 31	$384	$515	$384	$515

4.                                      EXCLUSIVE DISTRIBUTION AGREEMENT

On September 10, 2009, the Company and Simulscribe LLC, entered into a Reseller Agreement pursuant to which Simulscribe will provide, and the Company became the exclusive reseller of, Simulscribe’s voice to text (VTT) services to wholesale customers.  Pursuant to the agreement, the Company also assumed all of Simulscribe’s wholesale customers.  The Company (a) paid $3.5 million and issued a two-year promissory note for an additional $3.5 million for the assumption of the wholesale customer contracts and the exclusivity rights, (b) will pay a fee for the services provided by Simulscribe, and (c) will pay up to an additional $10 million if the revenues generated from the Simulscribe services meet certain performance milestones within the first three years of the agreement (the “Additional Payments”), subject to acceleration in certain events.

The note and the Additional Payments are convertible into the Company’s common stock at Simulscribe’s option.  The note is convertible into the Company’s common stock at maturity in two years at a conversion price of $3.50 per share, subject to adjustment for stock splits, stock dividends and the like. The note payable, which is due September 10, 2011, is non-interest bearing and includes an acceleration clause in the event of a change in control of the Company.  The note has been recorded at its fair value of $3.2 million based on an assumed interest rate of 5%, which represents the current market rate of interest at which the Company could borrow.  For the three and nine months ended October 31, 2009, the Company recognized $22,000 of interest expense associated with amortizing the $0.3 million discount on this note.  The remaining discount will be recognized over the two year term of the note.  The Additional Payments may be converted into the Company’s common stock at a conversion price of $5.00 per share, provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share.  The value of the additional payments has not been recorded as of the date of the transaction pursuant to the accounting guidance related to the issuance of equity-based instruments to non-employees for the purchase of goods or services.  In the event that payouts under the Additional Payments provisions of the agreement become probable of occurrence and/or the conditions of the payout are met, the Company will record the fair value of the Additional Payments at that time.

As a result of this agreement, the Company recorded the total consideration at a fair value of $6.7 million and recorded assets associated with the exclusive distribution rights and transfer of customers.  The value assigned to the intangible assets was determined by valuing the discounted potential cash flows associated with each asset over the four year term of the agreement.  The asset associated with the transfer of customers will be amortized, on a tax deductible basis, to sales and marketing expense ratably over the four year term of the agreement and the asset associated with the distribution rights will be amortized, on a tax deductible basis, to cost of goods sold on a unit of revenue basis, similar to a royalty payment, at the rate of 25% of revenue recognized based on the base level of revenue anticipated in the Agreement attributable to the $7 million of consideration issued to date.  The Company recorded amortization expense associated with the distribution rights of approximately $34,000 for the three and six months ended October 31, 2009 and amortization expense associated with the transfer of customers of approximately $80,000 for the three and six months ended October 31, 2009.

Subsequent to executing the Agreement, the Company hired one of the principle officers of Simulscribe to assume the position of Chief Strategy Officer at the Company.  His primary focus is on expansion of the wholesale market for voice transcription service.  This individual continues to hold a large ownership interest in Simulscribe.  As such, although he may have input into key decisions related to interaction between the Company and Simulscribe, the final decisions rest with the executive management team, of which he is not a member, and/or the Board of Directors.

The carrying value of transfer of customer related intangible assets was as follows (in thousands):

	October 31, 2009
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Transfer of customers	$2,234	$(80)	$—	$2,154
Distribution rights	4,440	(34)	—	4,406
Total	$6,674	$(114)	$—	$6,560

Estimated future amortization expense of exclusive distribution rights asset as of October 31, 2009 is as follows (in thousands):

Years ended April 30,

2010 (six months)	$289
2011	578
2012	578
2013	528
2014	181
$2,154

5.                                      REDUCTION IN FORCE

At the beginning of the second quarter of fiscal 2009, the Company undertook a reduction in force in an attempt to reduce its operating expenses. The reduction of force totaled approximately 15% of the Company’s workforce.  As a result of the reductions in headcount during fiscal 2008 and 2009, the Company determined that it no longer needed approximately 20% of its Mountain View headquarters and has undertaken to sublease that space for some or all of the remainder of the lease term.  As a result of these actions, the Company recorded a charge in the second quarter of fiscal 2009 totaling approximately $0.9 million.  Of this amount, $0.6 million was related to severance and benefits for the impacted employees and the balance of $0.3 million was related to the estimated loss from subleasing the space vacated in September 2008.  Due to further deterioration of the general economy and the local real estate market, the Company recorded an incremental loss associated with the decision to sublease a portion of its Mountain View headquarters of $0.2 million in the fourth quarter of fiscal 2009.  All individuals impacted by the reduction in headcount were notified of the termination of their employment as of October 31, 2008. During the second quarter of fiscal 2010, $30,000 of severance benefits related to outplacement services expired unused and were reversed to the same financial lines to which they were originally recorded in fiscal 2009.  As of October 31, 2009, the remaining balance in the accrual for the reductions in force during fiscal 2009 of $0.3 million relates solely to the estimated loss associated with subleasing vacated space in the Company’s Mountain View Headquarters.

Reduction in force costs for the three and six-month periods ended October 31, 2009 and 2008 were as follows (in thousands):

	Three months ended October 31,		Six months ended October 31,
$s in thousands	2009	2008	2009	2008
Cost of Sales	$(5)	$31	$(5)	$31
Sales and marketing	(13)	234	(13)	234
Research and development	(12)	243	(12)	243
General and administrative	—	374	—	374
Total	$(30)	$882	$(30)	$882

6.                                      STOCKHOLDERS’ EQUITY

Employee Equity Plans

The Company utilizes a combination of Employee Stock Purchase, Stock Option and Restricted Stock plans as a means to provide equity ownership in the Company for its employees. In addition, the Company has a Non-employee Directors Stock Option Plan.  In the six months ended October 31, 2009, 49,219 shares of common stock were issued under the Employee Stock Purchase Plan (“ESPP”) and 160,288 shares remain available for issuance under that plan as of October 31, 2009.

Activity under the stock option and restricted stock plans was as follows (in thousands, except life and exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price
Balances, April 30, 2009	2,695	5,038	$5.80
Restricted stock and restricted stock units issued	(546)
Restricted stock and restricted stock units forfeited	—
Options granted	(450)	450	$1.53
Options exercised	—	(12)	$1.37
Options forfeited	2	(2)	$1.78
Options expired	272	(272)	$11.13
Plan shares expired	(179)	—	$—

Balances, October 31, 2009	1,794	5,202	$5.16

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

The aggregate intrinsic value of stock options exercised in the first six months of fiscal 2010 and 2009 was $5,000 and $15,000, respectively.

The summary of options vested, exercisable and expected to vest at October 31, 2009 comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	4,976	$5.29	$270	6.24
Options exercisable	3,501	$6.42	$121	5.35

The summary of unvested restricted stock awards for the first six months of fiscal 2010 comprised (in thousands, except life):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2009	118	$4.38
Restricted stock issued	—	$—
Restricted stock vested	(15)	$6.36
Restricted stock forfeited	—	$—

Nonvested restricted stock, October 31, 2009	103	$4.09

The summary of unvested restricted stock units for the first six months of fiscal 2010 comprised (in thousands):

Number of Shares
Nonvested restricted stock units, April 30, 2009	7
Restricted stock units issued	420
Restricted stock units vested	(2)
Restricted stock units forfeited	—

Nonvested restricted stock units, October 31, 2009	425

The aggregate intrinsic value of vested and expected to vest restricted stock units, which had a weighted average remaining contractual term of 1.8 years, was $433,000 at October 31, 2009. For the six months ended October 31, 2009 and 2008, the total fair value of restricted shares that vested was $0.1 million and $0.2 million, respectively.

As of October 31, 2009, there was approximately $2.4 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs that is expected to be recognized over a weighted-average period of 2.0 years for options and 1.6 years for restricted stock and restricted stock units.

The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation in the three and six-month periods ended October 31, 2009 and 2008 for options granted and for employee stock purchases under the ESPP, during these periods are as follows:

	Three months ended October 31,		Six months ended October 31,
	2009	2008	2009	2008

Stock options:
Dividend yield(1)	—	—	—	—
Volatility factor(2)	0.70	0.65	0.70	0.63
Risk-free interest rate(3)	2.4%	2.7%	2.5%	3.1%
Expected life (years)(4)	4.6	4.6	4.6	4.6
Weighted average fair value of options granted during the period	$1.02	$0.74	$0.87	$0.98

Employee stock purchase plan:(5)
Dividend yield(1)	—	—	—	—
Volatility factor(2)	—	—	1.03	0.71
Risk-free interest rate(3)	—%	—%	0.51%	1.4%
Expected life (years)(4)	—	—	0.99	0.5
Weighted average fair value of employee stock purchases during the period	$—	$—	$0.59	$0.81

Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$—	$—	$1.05	$2.30

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

(5) Assumptions for the Purchase Plan relate to the most recent enrollment period. Enrollment is currently permitted in May and November of each year.  There was no enrollment or shares issued for the quarters ended October 31, 2009 and 2008.

7.                                      BORROWING AGREEMENT

In August 2009, the Company renewed its line of credit with its bank.  The renewed line of credit has substantially the same terms as the prior line of credit and expires on July 31, 2010. There were no borrowings outstanding under the line of credit as of October 31, 2009 and the Company was in compliance with its financial covenants.

8.                                      INCOME TAXES

The accounting guidance related to uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The liability for uncertain tax positions, if recognized, will decrease the Company’s tax expense. The Company does not anticipate that the amount of liability for uncertain tax positions existing at October 31, 2009 will change significantly within the next 12 months.  Interest and penalties related to the liability for uncertain tax positions are included in the provision for income taxes.

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

The Company recorded a tax provision of $14,000 and $47,000 for the three and six months ended October 31, 2009, respectively, resulting in an effective tax rate of less than 1%.  The Company recorded a tax provision of $97,000 and $136,000, respectively, for the three and six months ended October 31, 2008 resulting in an effective tax rate of approximately 1%.  The effective tax rate for the three and six months ended October 31, 2009 and 2008 reflected the effects of a full valuation allowance against the Company’s net deferred tax assets principally from the federal and state net operating loss and tax credit carry forwards created in fiscal 2010 and 2009 because of uncertainty as to the recoverability of those items due to the Company’s continuing operating losses. The tax provision for the three and six months ended October 31, 2009 and 2008 is attributable to certain state and foreign jurisdictions in which the Company operates.

9.                                      COMMITMENTS AND CONTINGENCIES

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

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, the Company moved to dismiss the amended complaint based on plaintiffs’ failure to make a demand on the board before bringing suit. On the same day, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants’ motion to dismiss without prejudice.  Plaintiffs filed a second amended complaint on September 21, 2007.  On November 30, 2007, defendants moved to dismiss plaintiffs’ second amended complaint for failure to make a demand on the board and for failure to state a claim.  On March 26, 2008, the Court granted the individual defendants’ motion to dismiss without prejudice, requiring that plaintiffs file any amended complaint by April 25, 2008.  Plaintiffs did not file an amended complaint.  As a result, on May 12, 2008, defendants moved to dismiss plaintiffs’ action with prejudice.  The parties agreed to postpone the hearing on defendants’ motion so that they could engage in mediation.  These actions are in their preliminary stages; no discovery has taken place and no trial date has been set.  As a result of these discussions, the parties entered into a settlement agreement which was approved by the Court, on a preliminary basis, on October 23, 2009.  The terms of the settlement include (1) the adoption and/or implementation of a variety of corporate governance measures, including enhanced stock option granting and compliance procedures that relate to and address many of the underlying issues in the Actions, the separation of Chairman of the Board and CEO positions, and the appointment of a lead independent director; and (2) the Company’s payment of Plaintiffs’ counsel’s attorneys’ fees and expenses in the amount of $1.05 million.  A hearing for final approval of the settlement is scheduled for January 8, 2010 at 9:00 am.  No assurance can be given that the settlement will receive final approval.

Based on the proposed settlement and the amount of anticipated insurance coverage from the Company’s directors and officers insurance policy, the Company does not expect to have a material impact from this settlement.

Lease Commitments

At October 31, 2009, future minimum payments under the Company’s current operating leases are as follows (in thousands):

Years ended April 30,

2010 (Six months)	$533
2011	1,095
2012	276

$1,904

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

10.                               REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company currently operates in a single segment - voice quality products.

The Company’s revenue from external customers by geographic region, based on shipment destination, was as follows (in thousands):

	Three months ended October 31,		Six months ended October 31,
	2009	2008	2009	2008

USA	$3,422	$1,912	$8,073	$5,047
Middle East/Africa	352	727	1,333	1,319
Europe	485	26	622	99
Latin America	385	170	385	417
Canada	263	381	273	475
Far East	232	906	548	1,297

Total	$5,139	$4,122	$11,234	$8,654

Sales for the three months ended October 31, 2009 included two customers that represented greater than 10% of total revenue (28% and 13%).   Sales for the six months ended October 31, 2009 included four customers that represented greater than 10% of total revenue (28%, 20%, 11% and 10%).  Sales for the three months ended October 31, 2008 included three customers that represented greater than 10% of total revenue (27%, 21 and 11%).  Sales for the six months ended October 31, 2008 included three customers that represented greater than 10% of total revenue (29% 10% and 10%).  As of October 31, 2009, the Company had four customers that represented greater than 10% of accounts receivable (22%, 19%, 16% and 11%).  At April 30, 2009, five customers represented greater than 10% of accounts receivable (20%, 18%, 17%, 13% and 13% ).

The Company maintained substantially all of its property and equipment in the United States at October 31, 2009 and April 30, 2009.

11.                               SUBSEQUENT EVENT

The Company has performed an evaluation of subsequent events through December 11, 2009, which is the date on which these financial statements in this Form 10-Q Report were filed with the SEC.

In November 2009, the Company affected a reduction in force performed in an attempt to continue to reduce operating expenses.  As a result of this reduction in force, the Company reduced its workforce by approximately 10% and will recognize a charge in the third quarter of fiscal 2010 of approximately $0.3 million.

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

Recently we announced development efforts on our new toktok and mStage products, which further leverage off our expertise in voice technology enabling on-demand, voice-driven, “mid-call accessible” applications and services to be delivered to customers on wireless and wireline voice networks.  This offering is being designed to enable phone subscribers to “use their voice as well as their thumbs” to interact with web applications/services like social networking and instant messaging (“IM”) on demand, even “on-the fly” during a telephone call.  In an effort supplement our toktok offering, we entered into an exclusive worldwide distribution agreement with Simulscribe LLC, under which we received the exclusive right to distribute their voice to text transcription services to wholesale customers such as wireline and wireless carriers.

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

We expect long-term opportunities for growth will occur in VoIP based network deployments as there appears to be a growing, albeit slow, trend of service providers transitioning from traditional circuit-switched network infrastructure to VoIP. As such, between fiscal 2005 and early fiscal 2009 we have directed the majority of our research and development spending towards the development of our PVP, a platform targeting VoIP-based network deployments.  The Packet Voice Processor introduces cost-effective voice format transcoding capabilities combined with our VQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss, delay and jitter. Although fiscal 2008 marked the first period in which revenue from the PVP exceeded 10% of total revenue and the first quarter of fiscal 2010 marked the first quarter in which revenue from the PVP exceeded 25% of total revenue, ordering patterns are still volatile leading to spikes in the timing and amount of revenue from this product.

Beginning in fiscal 2009, we began shifting our development efforts to other product offerings that leverage off our expertise in voice technology.  The first effort was tied to the creation of licensed versions of our core technology for use in other elements within communications networks, such as Bluetooth headsets.  More recently we have shifted the majority of our development efforts to our recently announced mStage and toktok products, which are currently in development.  While the Bluetooth opportunities are focused on moving our expertise in voice quality to the communication interface devices at the fringe of the voice networks, mStage and toktok will enable mobile subscribers to use their voice as well as their thumbs to interact with web applications like social networking and IM on-demand, even during a phone call.  In the second quarter of fiscal 2010, we entered into an exclusive worldwide distribution agreement with Simulscribe LLC.  In conjunction with this agreement we obtained the exclusive right to market Simulscribe’s voice to text transcription services to voice communication carriers around the world.  We believe that this voice to text transcription service provides a meaningful complement to the other voice technologies being developed under our mStage and toktok product initiatives. We are undertaking these new opportunities in an effort to not only diversify our product offerings but also our customer base.  We believe that these products could help generate a more predictable revenue base, which we believe is less susceptible to our customer’s decisions on the timing and nature of the network expansions than our legacy product offerings have experienced on a stand alone basis.

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

Reseller Agreement.    In September  2009, we entered into a Reseller Agreement with Simulscribe pursuant to which we became the exclusive reseller of Simulscribe’s voice to text (VTT) services to wholesale customers.  Pursuant to the agreement, we also assumed all of Simulscribe’s wholesale customers.  We (a) paid $3.5 million and issued a two-year promissory note for an additional $3.5 million for the assumption of the wholesale customer contracts and the exclusivity rights, (b) will pay a fee for the services provided by Simulscribe, and (c) will pay up to an additional $10 million if the revenues generated from the Simulscribe services meet certain performance milestones within the first three years of the agreement (the “Additional Payments”), subject to acceleration in certain events.  The note and the Additional Payments are convertible into our common stock at Simulscribe’s option.  The note is convertible into our common stock at maturity in two years at a conversion price of $3.50 per share, subject to adjustment for stock splits, stock dividends and the like. The Additional Payments may be converted into our common stock at a conversion price of $5.00 per share, provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share.

Our Customer Base.    Historically, the majority of our sales have been to customers in the United States. Although these customers have traditionally accounted for well over 50% of our revenue in a given period, we are seeing a growing trend in international revenue due to the growing interest in our VQA technology in several key international markets.  Despite the trend in growth in international revenue as a percentage of total revenue over the last several quarters, domestic customers accounted for approximately 72% of revenue in the first six months of fiscal 2010 and 46% and 63% of our revenue in fiscal 2009 and 2008, respectively, due to an increase in demand for our PVP product by our domestic customers. Sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. The overall trend of growth in international revenue, as a percentage of total review, has been largely driven by demand from customers in South East Asia, the Middle East and Latin America.  We expect our international demand to continue to be heavily influenced by these markets as they are experiencing the highest level of growth and commonly have the most need for cost effective solutions to address voice quality in their growing networks.

Our revenue historically has come from a small number of customers. Our largest customer in the first six months of fiscal 2010 accounted for approximately 28% of our revenue as compared to our largest customer for the last several years, which represented 22% and 35% of our revenue in fiscal 2009 and 2008, respectively, and 20% of revenue in the first six months of fiscal 2010, respectively. Our five largest customers accounted for approximately 75% of our revenue in the first six months of fiscal 2010 and 60% and 68% of our revenue in fiscal 2009 and 2008, respectively. Consequently, the loss of any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced in fiscal 2006 and again over the last two fiscal years as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the world and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of October 31, 2009, we had deferred $1.4 million of revenue.  However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Consolidated Balance Sheet.  Of the $1.4 million of total deferred revenue transactions at October 31, 2009, $1.2 million had been collected from customers and therefore reported as deferred revenue on the Consolidated Balance Sheet.  The balance of $0.2 million related to uncollected deferred revenue transactions was reported net against the related accounts receivable balance.

Of the $1.4 million of revenue deferred as of October 31, 2009, approximately $0.2 million was associated with installations and other product related deferrals and $1.2 million was associated with maintenance contracts.  In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date, to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

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

Inventory Valuation Allowances— In conjunction with our ongoing analysis of inventory valuation, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of write-downs required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in the recognition of larger than anticipated write-downs. For example, we recorded inventory write-downs for excess levels of inventory of $2.4 million and $5.1 million in fiscal 2009 and 2008, respectively. There were no sales of previously written-down inventory during the first six months of fiscal 2010 or 2009.

Cost of Warranty— At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year.  The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures.  This would result in a decrease in gross profits. As of October 31, 2009, we had $0.4 million accrued related to estimated future warranty costs.  See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

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

Accounting for Stock-based Compensation —Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“Black-Scholes”) option-pricing model and is recognized as expense, net of estimated forfeitures, ratably over the requisite service period.  Given our employee stock options have certain characteristics that are significantly different from traded options and, because changes in the subjective assumptions can materially affect the estimated value, in our opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options.  Although we determine the fair value of employee stock options using the Black-Scholes option-pricing model, that value may not be indicative of the fair value observed between a willing buyer and a willing seller in a market transaction.

The Black-Scholes model requires various highly judgmental assumptions including expected option life and volatility. If any of the assumptions used in the Black-Scholes model or the estimated forfeiture rate changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Accounting for Income Taxes — Amounts recorded for income taxes, both current and deferred, are based on estimates of the tax consequences of our operations in the various tax jurisdictions in which we operate. Our deferred taxes are the result of temporary differences resulting from differing treatment of items such as valuation allowances for bad debts and inventory, for tax and accounting purposes. As part of our ongoing assessment of the recoverability of our deferred tax assets, on a quarterly basis we review the expiration dates of our net operating loss and research credit carry forwards. In addition, we complete a study on the impact of Section 382 of the Internal Revenue Code on at least a semi-annual basis to determine whether a change in ownership may limit the value of our net operating loss carry forwards. We determined that a full valuation allowance against all of our deferred tax assets beginning as of April 30, 2008 was required. We have considered all evidence, positive and negative, and believe that based on our recent operating losses and uncertainty about the magnitude and timing of future operating profits, it is no longer more likely than not that our deferred tax assets will be realized.

We apply the guidance on accounting for uncertainties in accounting for income taxes which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting literature also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We have classified interest and penalties as a component of tax expense. We do not expect a significant change to the liability for uncertain tax positions over the next 12 months.

We have begun an audit by one of the state jurisdictions in which we do business for our fiscal 2005 filing. Other than this one state, we are currently not under audit for any other years or in any other jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Recent Accounting Guidance Adopted in The Current Fiscal Year

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification” or “ASC”), the authoritative guidance for GAAP. The Codification is the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and

Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning August 1, 2009 and we have incorporated the current Codification in this Form 10-Q. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

Effective the first quarter of fiscal 2010, we adopted revised accounting guidance for the fair value measurement and disclosure of its nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this accounting guidance did not have a material impact on our financial position or results of operations. See Note 3.

In December 2007 the FASB issued authoritative guidance on accounting for business combinations, which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. We believe this guidance will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the May 1, 2009 effective date.

Recent Accounting Guidance Not Yet Effective

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning May 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We are currently assessing the potential effect, if any, on our financial statements.

In September 2009, an update was made to “Fair Value Measurements and Disclosures — Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update will be effective for us beginning November 1, 2009. We are currently evaluating the effect that adoption of this update will have, if any, on our consolidated financial position and results of operations when it becomes effective.

In August 2009, the FASB issued additional authoritative guidance for the fair value measurement of liabilities. The guidance is effective for the first reporting period (including interim periods) beginning after issuance. We will apply the guidance beginning November 1,  2009. The adoption of the guidance is not expected to have a significant impact on our consolidated financial statements or related footnotes.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for our financial statements beginning May 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three months ended October 31,		Six months ended October 31,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.8	51.7	49.3	52.0
Gross Profit	43.2	48.3	50.7	48.0
Operating expenses:
Sales and marketing	45.8	74.3	40.8	76.6
Research and development	55.2	83.0	50.3	79.1
General and administrative	29.8	50.9	26.7	48.0
Amortization of purchased intangibles	0.1	0.6	0.2	0.6
Total operating expenses	130.9	208.8	118.0	204.3
Loss from operations	(87.7)	(160.5)	(67.3)	(156.3)
Other income (expense), net	0.9	(6.1)	(5.8)	(3.8)
Loss before provision for income taxes	(86.8)	(166.6)	(73.1)	(160.1)
Provision for income taxes	0.3	2.4	0.4	1.5
Net loss	(87.1)%	(169.0)%	(73.5)%	(161.6)%

THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008.

Revenue.

	Three months ended October 31,		Six months ended October 31,		Change From Prior Year
$s in thousands	2009	2008	2009	2008	3 Month Period	6 Month Period
Revenue	$5,139	$4,122	$11,234	$8,654	$1,017	$2,580

The increase in revenue during the three and six months ended October 31, 2009 compared to the same periods in fiscal 2009 was largely due to an increase in revenue from our top five customers.   In the aggregate, our top five customers in the second quarter of fiscal 2010 accounted for $3.3 million of revenue as compared to the top five customers in the second quarter of fiscal 2009, which accounted for $3.1 million.  For the six months ended October 31, 2009, our top five customers accounted for $8.4 million of revenue as compare to $5.4 million for the corresponding period in fiscal 2009.  The increase in revenue from our largest customer in fiscal 2010, which accounted for 28% of revenue in both the three and six months ended October 31, 2009, respectively, versus less than 1% of revenue in the corresponding periods in fiscal 2009, was largely due to targeted upgrades of portions of their 2G networks as well as upgrades to portions of their VoIP conferencing network.  Although we experienced an increase in revenue from Verizon in real terms during the first half of fiscal 2010, it decreased as a percentage of overall revenue to approximately 20% of our revenue in the six months ended October 31, 2009 as compared to 29% for the corresponding period in fiscal 2009.  This increase in year-to-date revenue appears to be largely due to Verizon performing some targeted expansion/upgrade of certain of its 2G network during our first fiscal quarter, partially offset by a decrease in the level of maintenance revenue due to a reduction in the level of maintenance service being purchased.  Revenue from Verizon for the quarter ended October 31, 2009 was down both in real terms and as a percentage of revenue from the second quarter of fiscal 2009 due to limited upgrade activity in their 2G network during the quarter ended October 31, 2009 and due to the transition to a lower cost maintenance service plan, as previously discussed.  We had two other customers that accounted for over 10% of revenue in the six months ended October 31, 2009, a domestic VoIP conferencing provider, which accounted for  approximately 10% of revenue in the six months ended October 31, 2009 as compared to approximately 8% of revenue in the corresponding period in fiscal 2009, and an international wireless carrier that accounted for approximately 11% of revenue in the six months ended October 31, 2009 as compared to approximately 5% in the corresponding period of fiscal 2009. Although our Broadband Voice Processor Flex (“BVP-Flex”) continues to be the primary voice quality product purchased by our domestic customers and has begun to experience a growing interest from international customers, our PVP product and service contracts have grown as a percentage of revenue during fiscal 2010 due in large part to growing deployment of the PVP in conferencing providers’ VoIP networks.

Geographically, our domestic revenue for the three months ended October 31, 2009 totaled 67% of total worldwide revenue as compared to 46% realized for the three months ended October 31, 2008.  Our domestic revenue for the six months ended October 31, 2009 was 72% of worldwide revenue as compared to 58% for the comparable period in fiscal 2009.  The increase in the domestic portion of our revenue was primarily driven by the increase in purchasing activity by our largest customer during fiscal 2010.  Following the success of our BVP-Flex, revenue over the last three fiscal years and the first half of fiscal 2010 has been generated largely from domestic sales.  Our international growth has primarily been dependent on our success in selling VQA. Although we continue to believe that there are meaningful international revenue opportunities, we continue to experience slower than anticipated purchasing cycles from our existing and prospective international customers, which has resulted in volatility in the level of international revenue from quarter to quarter.  We plan to continue to invest in customer trials to attempt to capture the international revenue opportunities that exist for us.  We expect revenue in the third quarter of fiscal 2010 to be similar to the levels experienced over the last several quarters.

Cost of Goods Sold and Gross Profit.

	Three months ended October 31,		Six months ended October 31,		Change From Prior Year
$s in thousands	2009	2008	2009	2008	3 Month Period		6 Month Period
Cost of goods sold	$2,921	$2,129	$5,543	$4,499	$792		$1,044
Gross profit	2,218	1,993	5,691	4,155	225		1,536
Gross margin%	43.2%	48.3%	50.7%	48.0%	(5.1	)%pts	2.7	%pts

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The increase in cost of goods sold was primarily driven by the increase in business volume during the three and six months ended October 31, 2009 as compared to the three and six months ended October 31, 2008.  Our analysis of gross profit below discusses the other factors driving changes in cost of goods sold.

Our gross margin percentage decreased in the second quarter of fiscal 2010 as a result of increased reserve activity both related to potential excess product levels and increased warranty costs, which totaled $0.4 million of incremental costs. Margins were also negatively impacted by the customer and product mix, which was more heavily weighted to lower margin products. These effects were partially ameliorated by our continuing to experience declines in customer support costs and under absorbed overheads, due to reductions in production and purchasing levels in fiscal 2010.  These items have declined in real terms and as a percentage of revenue due to cost savings as a result of the reductions in force and other cost control measures implemented over the last two fiscal years.

Our gross margin percentage increased during the six months ended October 31, 2009, as compared to the comparable period in fiscal 2009, primarily due to the reductions in manufacturing and service allocations to cost of sales due in large part to the benefits realized from the reductions in force in fiscal 2009.These benefits were partially offset by increased provisions for excess inventory and warranty in the first half of fiscal 2010.

All other things being equal, we expect that to the extent our revenue levels increase, gross margin percentages should be slightly up from the current levels due to our projection of a more favorable product mix, under absorbed overhead representing a smaller percentage of revenue, due in part to the reduction in force completed in November 2009 and lower anticipated levels of warranty and excess inventory provisions.

Sales and Marketing.

	Three months ended October 31,		Six months ended October 31,		Change From Prior Year
$s in thousands	2009	2008	2009	2008	3 Month Period		6 Month Period
Sales & Marketing Expense	$2,355	$3,061	$4,579	$6,626	$(706)		$(2,047)
% of Revenue	45.8%	74.3%	40.8%	76.6%	(28.5	)%pts	(35.8	)%pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The decrease in sales and marketing expense in the three and six month periods ending October 31, 2009, as compared to the corresponding periods in fiscal 2009 was largely due to the impacts of the reduction in force that occurred fiscal 2009 and subsequent attrition in the sale and marketing organizations.  The resulting reduction in headcount had a direct impact on both base pay and variable compensation, which experienced a combined reduction of $0.4 million and $1.1 million during the three and six months periods, respectively.  The reduction in headcount also impacted travel and related expenses which experienced a $0.2 million decrease during both the three and six month periods, and also resulted in a reduction in stock compensation for the six months ended October 31, 2009 of approximately $0.2 million.  In addition, sales and marketing spending experienced a $0.3 million decline in reduction-in-force related costs in both the three and six month periods ended October 31, 2009 due to the fiscal 2009 reduction in force.  See the discussion in the Reduction in Force section, below.  Lastly, we experienced a decline in agent fees due to the increase in revenue generated from domestic customers which do not use agents.  This resulted in a $0.2 million reduction in sales in marketing expense for the six months ended October 31, 2009.  Partially offsetting these decreases in spending was an increase in spending on marketing efforts in preparation for the launch of our new toktok products in the second half of fiscal 2010 of approximately $0.2 million for the three and six months ended October 31, 2009, respectively.  We expect sales and marketing expenses to decrease in the third quarter of fiscal 2010 as a result of reduction in force that was completed in November 2009.

Research and Development.

	Three months ended October 31,		Six months ended October 31,		Change From Prior Year
$s in thousands	2009	2008	2009	2008	3 Month Period		6 Month Period
Research & Development Expense	$2,839	$3,422	$5,647	$6,849	$(583)		$(1,202)
% of Revenue	55.2%	83.0%	50.3%	79.1%	(27.8	)%pts	(28.8	)%pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The decrease in expense during the three and six month periods ended October 31, 2009 as compared to the corresponding periods in fiscal 2009 was largely driven by the reduction in force that occurred during fiscal 2009 and subsequent attrition.  As a result of the reduction, we experienced a decline in payroll and related expenses totaling $0.3 million and $0.8 million during the three and six months ended October 31, 2009, respectively.  The reductions in headcount also lead to reductions in travel and other expenses that are largely driven by headcount totaling $0.2 million and $0.3 million for the three and six months ended October 31, 2009, respectively.  We also experienced a $0.1 million and $0.2 million decline in stock-based compensation attributable to employees in the research and development organization during the three and six months ended October 31, 2009, respectively, and $0.2 million decline in reduction-in-force related costs in both the three and six month periods ended October 31, 2009, respectively, due to the fiscal 2009 reduction in force.  See the discussions in the Stock-based Compensation and Reduction in Force sections below. These decreases were partially offset by increases in outside consulting costs to help supplement the post reduction workforce of $0.2 million and $0.4 million for the three and six months ended October 31, 2009, respectively.  We expect research and development expenses to decrease in the third quarter of fiscal 2010 as a result of reduction in force that was completed in November 2009.

General and Administrative.

	Three months ended October 31,		Six months ended October 31,		Change From Prior Year
$s in thousands	2009	2008	2009	2008	3 Month Period		6 Month Period
General & Administrative Expense	$1,533	$2,100	$3,003	$4,155	$(567)		$(1,152)
% of Revenue	29.8%	50.9%	26.7%	48.0%	(21.1	)%pts	(21.3	)%pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The decrease in general and administrative expense in the three and six months ended October 31, 2009 was largely due to $0.3 million of reduction in force expenses in fiscal 2009, for which there was no corresponding expenditures in fiscal 2010.  We also experienced decreases in professional fees of $0.1 million and $0.2 million, respectively.  The decline in professional fees was due in part to not having to have our SOX compliance program independently attested to for fiscal 2009 or 2010 due to our change in status to a small reporting company in fiscal 2009.  Professional fees also declined due to the favorable resolution of our two outstanding legal matters in the fourth quarter and decreased activity on the remaining outstanding legal matter.  We also experienced a $0.1 million and $0.2 million decline in compensation expenses for the three and six months ended October 31, 2009, respectively, due in large part to the impacts of the reduction in force in the general and administrative organizations conducted in fiscal 2009.  As part of our overall effort to control variable spending, spending on outside services in the six months ended October 31, 2009 declined by approximately $0.1 million.    We expect general and administrative expenses to be relatively flat in the third quarter of fiscal 2010.

Stock-based Compensation.

Stock-based compensation expense recognized in fiscal 2010 and 2009 was as follows:

	Three months ended October 31,		Six months ended October 31,
$s in thousands	2009	2008	2009	2008
Cost of Sales	$46	$57	$88	$152
Sales and marketing	107	245	237	387
Research and development	96	144	165	374
General and administrative	348	280	493	508
Total	$597	$726	$983	$1,421

The decrease in stock based compensation for the three and six months ended October 31, 2009 is due to two key factors.  First and foremost is the reduction in options outstanding and therefore stock compensation linked to the reductions in force that occurred since the end of the second quarter of fiscal 2009.  The second key element of the decline is linked to the timing of option grants. As compensation related to older options, which were granted at higher fair values per share due to the stock price at the time of grant, become fully amortized, they are being replaced by newer option grants which are being issued at lower fair values due largely to the decline in our stock price.   We expect to continue to experience a declining level of expense related to stock compensation.

Reduction in Force and Related Charges.

	Three months ended October 31,		Six months ended October 31,
$s in thousands	2009	2008	2009	2008
Cost of Sales	$(5)	$31	$(5)	$31
Sales and marketing	(13)	234	(13)	234
Research and development	(12)	243	(12)	243
General and administrative	—	374	—	374
Total	$(30)	$882	$(30)	$882

In the second quarter of fiscal 2009, we incurred a charge of $0.9 million related to the reduction in force and related charges undertaken in an effort to reduce spending levels to coincide with the more recent declines we had experienced in our revenue.  The reduction in force resulted in approximately a 15%  reduction in our worldwide headcount and the vacating of approximately 20% of the space in our Mountain View headquarters.  The space vacated is currently being marketed for sublease.  In the second quarter of fiscal 2010, approximately $30,000 of accrued outplacement services lapsed unused and were reversed to the same financial line that they were originally reported in fiscal 2009.

Other Income (Expense), Net.

	Three months ended October 31,		Six months ended October 31,		Increase (Decrease) From Prior Year,
$s in thousands	2009	2008	2009	2008	3 Month Period		6 Month Period
Other income (expense), net	$44	$(253)	$(649)	$(329)	$297		$(320)
% of Revenue	0.9%	(6.1)%	(5.8)%	(3.8)%	7.0	%pts	(2.0	)%pts

Other income (expense), net consists of interest income on our invested cash and cash equivalent balances, foreign currency activities, and a nominal amount of interest expense. The increase in other income (expense), net for the three months ended October 31, 2009 was primarily attributable to reduced impairment losses on one of our auction rate securities partially offset by lower average cash balances as well as lower average returns on our invested cash due to the shift in our investment portfolio from auction rate securities to more liquid money market funds.  The decrease in other income (expense), net for the six months ended October 31, 2009 was primarily attributable to impairment losses recognized on one of our auction rate securities in the first quarter of fiscal 2010,  as well as the declining cash balances and lower average returns on the invested cash.

Income Taxes.

	Three months ended October 31,		Six months ended October 31,		Decrease From Prior Year,
$s in thousands	2009	2008	2009	2008	3 Month Period		6 Month Period
Provision for (benefit from) income taxes	$14	$97	$47	$136	$(83)		$(89)
% of Revenue	0.3%	2.4%	0.4%	1.5%	(2.1	)%pts	(1.1	)%pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate for the three and six month periods ending October 31, 2009 and 2008 were less than 1%.  The effective tax rate for the three and six month periods ending October 31, 2009 and 2008 reflected our establishment of a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards.  As a result of this valuation allowance, our tax expense for the all periods presented is limited to certain minor state and foreign tax jurisdictions where we report limited profits.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2009 and April 30, 2009, we had cash and cash equivalents and investments totaling $38.0 million and $43.0 million, respectively. Of these, as of October 31, 2009, we had cash and cash equivalents of $37.9 million as compared to $38.6 million at April 30, 2009, and we had $0.1 million and $4.4 million of long-term investments as of October 31, 2009 and April 30, 2009, respectively.  In August 2009, we renewed our $2 million line of credit facility with our bank.  The line of credit expires on July 31, 2010 and carries substantially the same terms as the old line of credit.   There were no amounts outstanding under the line as of October 31, 2009.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Six months ended October 31,
	2009	2008
Cash flow from operating activities	$(429)	$(8,087)

The net use of cash in operations for the first half of fiscal 2010 was primarily attributable to the $8.3 million net loss experienced for the six months of fiscal 2010, which was largely driven by softness in demand for our voice products as compared to our historical levels.  Although we have attempted to reduce our operating expenses by means of reductions in our workforce and tighter control over discretionary spending during the last two years, the resulting savings in cash outflows have not been sufficient to offset the reduction in cash inflows from collection of declining product revenue. Through our efforts to reduce our spending on operating expenses, we believe that we have been able to create an environment in which our legacy business in the TDM and VoIP communications equipment are operating at approximately cash flow break even and that the level of cash used in operations is primarily linked to the investments we are making in our new toktok and mStage product offerings.

Our accounts receivable days sales outstanding at October 31, 2009 was approximately 33 days compared to 79 days at April 30, 2009.  The volatility in our days sales outstanding continues to be impacted by a non-linear pattern in our revenues and longer payment cycles attributable to our international customers.

We expect cash flows from operations to continue to be a use due to our continued operating losses.

	Six months ended October 31,
	2009	2008
Cash flow from investing activities	$(331)	$15,110

We used $0.3 million in cash in our investing activities in the first half of fiscal 2010.  This cash usage was attributable to the purchase of fixed assets in preparation for our product launch of toktok and mStage later in fiscal 2010 as well as the cost associated with entering into the exclusive distribution agreement with Simulscribe which was offset by the sale of one of our last two remaining auction rate securities.

	Six months ended October 31,
	2009	2008
Cash flow from financing activities	$53	$134

The cash flow from financing activities in the first half of fiscal 2010 was due to funds received from the employee stock purchase plan and stock option exercises.   We expect to continue to have modest positive cash flows from financing activities due to employee stock plan activity.

We have no material commitments other than obligations under operating leases, particularly our facility leases and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting and our note payable as a result of our exclusive distribution agreement with Simulscribe.  We currently lease approximately 61,000 square feet of space in the two buildings that form our Mountain View, California headquarters.  In September 2005, we renegotiated our Mountain View, California lease, which extended the lease term through July 31, 2011 and reduced the rent cost.  In September 2009, we issued a note payable to Simulscribe in the amount of $3.5 million, as described above.  Our contractual obligations as of October 31, 2009 did not change materially from April 30, 2009, and were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years
Operating leases	$1,904	$533	$1,371	$—	$—
Purchase commitments	1,038	1,038	—	—	—
Note payable associated with exclusive distribution agreement	3,500	—	3,500	—	—

Total	$6,442	$1,571	$4,871	$—	$—

Our total contractual commitments as of April 30, 2009, were by year in which they become due were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years
Operating leases	$2,429	$1,058	$1,371	$—	$—
Purchase commitments	1,585	1,585	—	—	—

Total	$4,014	$2,643	$1,371	$—	$—

We believe that we will be able to satisfy our cash requirements for at least the next twenty four months from our existing cash, short-term and long-term investments.  The ability to fund our operations beyond the next twenty four months will be dependent on the overall demand of telecommunications providers for new capital equipment. Should we continue to experience significantly reduced levels of customer demand for our products compared to historical levels of purchases, we could need to find additional sources of cash during the latter part of fiscal 2011 or be forced to further reduce our spending levels to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 75% of our revenue in first half of fiscal 2010 and 60% and 68% of our revenue in fiscal 2009 and 2008, respectively. Our largest customer in the first quarter of fiscal 2010 accounted for approximately 28% of our revenue in the first quarter of fiscal 2010 as compared to our largest customer in fiscal 2009 and 2008, which accounted for 22% and 35% of our revenue in fiscal 2009 and 2008, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels. In addition, our customer concentration exposes us to credit risk as, for example, 67% of our accounts receivable balance at October 31, 2009 was from four customers.

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

THERE IS NO GUARANTEE THAT OUR DEVELOPMENT EFFORTS ON OUR NEW MSTAGE PRODUCT WILL BE COMPLETED IN THE DESIRED TIME FRAME OR THAT WE WILL EXPERIENCE THE DESIRED CUSTOMER DEMAND AND DIVERSIFICATION FROM OUR MID-CALL SERVICE PRODUCTS.

Although we have received positive feed back from the market related to our recent mid-call service product announcements, including most recently our announced exclusive distribution agreement for voice to text transcription services, there is no guarantee that we will be successful in our development efforts or that they will be completed in a timely enough manner to generate meaningful levels of revenue. Further there is no guarantee that we will capture the desired market share before our competitors attempt to introduce competing technology.  In addition, there is no guarantee that the market will embrace the use of any or all of the mid-call service product that we are bringing to market, such as our voice interface to interact with web applications like social networking and IM on-demand, during a phone call, or our voice to text transcription services, which also could lead to actual revenue from this new product offering not achieving our expectations. If we fail to generate meaningful revenue from our new products in development and our exclusive distribution agreement for transcription services, we may not be able to recoup our investment in these products and, further, our ability to become profitable may be adversely impacted.

WE ACT AS THE SOLE DISTRIBUTOR OF SIMULSCRIBE TRANSCRIPTION SERVICES TO WHOLESALE CUSTOMERS, AND IF WE DO NOT RECEIVE THE LEVEL OF SUPPORT WE EXPECT FROM SIMULSCRIBE, IT COULD ADVERSELY AFFECT OUR MID-CALL SERVICES BUSINESS.

In September 2009, we entered into an exclusive world-wide distribution agreement with Simulscribe LLC to sell their transcription services to wholesale customers (including but not limited to wireline and wireless carriers, and voice mail service providers). The agreement has an initial term of four years.  Although the agreement has strong financial penalties if Simulscribe does not perform pursuant to the terms of the agreement, we are at risk if Simulscribe were to fail to: 1) adequately maintain its network infrastructure and workforce used to deliver the transcription services; 2) meet service level requirements negotiated with the wholesale customers; 3) adequately protect its intellectual property rights; and/or 4) exercise due care over its obligations to keep data being transcribed confidential.  If any or all of these risks were to materialize, it could not only adversely impact our transcription service revenue but could also adversely impact our other mid-call service product revenues, such as toktok, should wholesale customers lose confidence in our overall service offering.

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

WE CURRENTLY ARE, AND IN THE FUTURE MAY BE, SUBJECT TO ADDITIONAL SECURITIES LAWSUITS.

We are at risk that the current derivative action, which has received preliminary approval of a settlement, may not receive final settlement approval or that we may become subject to additional securities lawsuits in the future. Failure to receive final approval of the current settlement and/or any future, securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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

THERE IS RISK THAT OUR AUCTION RATE SECURITIES WILL NOT SETTLE AT AUCTION AND WE MAY EXPERIENCE ADDITIONAL OTHER THAN TEMPORARY DECLINES IN VALUE, WHICH WOULD CAUSE ADDITIONAL CHARGES TO BE REALIZED ON OUR STATEMENT OF OPERATIONS.

As of October 31, 2009, we held one B3 rated auction rate security (B3 rated ARS), totaling $10.0 million of par value, which failed to settle since the second quarter of fiscal 2008. Due to the prolonged nature of the decline in value of this auction rate security, the severity of the decline and no clear indication of when it might settle, we determined that the unrealized loss was no longer temporary. Therefore, we have recognized a total of $9.9 million of impairment charges in the consolidated statement of operations since the beginning of the fourth quarter of fiscal 2008 ($1.0 million in the first half of fiscal 2010). It is possible that we will never receive any amount for this auction rate security. As of November 30, 2009, we continued to hold this auction rate security, See Item 3 below for a further discussion of our auction rate securities.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of October 31, 2009 and April 30, 2009, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempted to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities which prior to the fourth quarter of fiscal 2008 management has been able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments. Those securities with maturities of greater than one year, including auction rate securities that failed to settle and which based on their nature do not appear likely to settle in the near term, are classified as long-term investments. Short and long-term investments consist primarily of auction rate securities in asset backed securities and corporate notes. Our investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale took place. In the first half of fiscal 2010 and during fiscal 2009, we realized no gains or losses on our investments, but we did recognize an impairment charge of $1.0 million and $4.7 million in the first half of fiscal 2010 and during fiscal 2009, respectively, on certain of our auction rate securities that failed to settle.

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to settle, are reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of October 31, 2009 and April 30, 2009, we held one auction rate security totaling $10.0 million of par value, which had an original rating at the time we purchased them of AA but is currently rated B3 (B3 rated ARS) and has failed to settle at auctions since the second quarter of fiscal 2008.  As of April 30, 2009, we held one additional auction rate security with a par value of $3.7 million, which settled this quarter at its stated par value. The issuer of the B3 rated ARS recently announced that it was suspending all interest payments.  The fair value of the B3 rated ARS no longer approximates par value. Accordingly, we have recorded these investments at a fair value of $0.1 million as of October 31, 2009 ($1.1 million as of April 30, 2009). Due to the prolonged nature and the severity of the decline in the value of the B3 rated ARS that has failed to settle since the second quarter of fiscal 2008 and no clear indication of when it might settle, we determined that the unrealized loss was no longer temporary. Therefore, we have recognized $1.0 million and a $4.7 million of impairment charges in the first half of fiscal 2010 and fiscal 2009, respectively, on this auction rate security. In the aggregate, we have recognized impairment losses related to the B3 rated ARS of $9.9 million since the fourth quarter of fiscal 2008.  We will continue to analyze our B3 rated ARS each reporting period for impairment and may be required to recognize an impairment charge in the statement of operations if the decline in fair value is determined to be other than temporary. The fair value of these securities has been estimated by management based on assumptions that market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions.

Our investment securities are not leveraged. Due to the short-term nature of our investments, they are not subject to significant fluctuations in their fair value due to changes in interest rates. As such, the recorded fair value of the investments at October 31, 2009 and April 30, 2009 approximates the fair value after assuming a hypothetical shift in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over the remaining life of the investments, which shifts are representative of the historical movements in the Federal Funds Rate. 100 BPS equals 1%.

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of October 31, 2009 and April 30, 2009 (dollars in thousands). Carrying value approximates fair value.

	October 31, 2009		April 30, 2009
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$37,879	0.22%	$38,586	0.65%
Long-term investments	100	—%	4,448	2.83%

Total	$37,979	0.22%	$43,034	0.88%

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

Disclosure Controls and Procedures

Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of October 31, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of October 31, 2009, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended October 31, 2009 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, the Company moved to dismiss the amended complaint based on plaintiffs’ failure to make a demand on the board before bringing suit. On the same d ay, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants’ motion to dismiss without prejudice. On September 21, 2007, plaintiffs filed a second amended complaint. On November 30, 2007, the Company moved to dismiss the complaint for failure to make a demand on the board of directors and for lack of standing. On the same day, the individual defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. A hearing on these motions was held on February 8, 2008. On March 26, 2008, the Court granted the individual defendants’ motion to dismiss without prejudice, ordering plaintiffs to file any amended complaint by April 25, 2008. Plaintiffs did not file an amended complaint. On April 25, 2008, plaintiffs purported to make a shareholder demand on Ditech’s board of directors, demanding that Ditech’s board investigate and remedy the alleged stock option manipulation and insider trading. On May 12, 2008, defendants filed a motion for dismissal with prejudice based, in part, on plaintiffs’ failure to comply with the Court’s March 26, 2008 Order. That motion was taken off calendar to allow the parties to participate in settlement discussions. As a result of these discussions, the parties entered into a settlement agreement which was approved by the Court, on a preliminary basis, on October 23, 2009.  The terms of the settlement include (1) the adoption and/or implementation of a variety of corporate governance measures, including enhanced stock option granting and compliance procedures that relate to and address many of the underlying issues in the Actions, the separation of Chairman of the Board and CEO positions, and the appointment of a lead independent director; and (2) the Company’s payment of Plaintiffs’ counsel’s attorneys’ fees and expenses in the amount of $1.05 million.  A hearing for final approval of the settlement is scheduled for January 8, 2010 at 9:00 am.  No assurance can be given that the settlement will receive final approval.

These derivative actions were previously reported in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 2, 2009, and our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 2, 2009.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2009, as filed with the SEC on July 2, 2009, have not substantively changed, except for the following risk factors:

1.  The risk factor “We Depend On A Limited Number Of Customers, The Loss Of Any One Of Which Could Cause Our Revenue To Decrease,” was revised to include first half of fiscal 2010 financial and credit risk information associated with our customer concentration.

2.  The risk factor “There Is No Guarantee That Our Development Efforts On Our New mStage Product Will Be Completed In The Desired Time Frame Or That We Will Experience The Desired Customer Demand And Diversification From Our Mid-Call Service Products,” was revised to include information on the risk related to the new Simulscribe voice to text transcription service being distributed.

3.  The risk factor “We Act As The Sole Distributor Of Simulscribe Transcription Services To Wholesale Customers, And If We Do Not Receive The Level Of Support We Expect From Simulscribe, It Could Adversely Affect Our Mid-Call Services Business,” was added to discuss the risk associated with our exclusive distribution agreement with Simulscribe.

4.  The risk factor “We Use Primarily One Contract Manufacturer To Manufacture Our Products, And If We Lose The Services Of This Manufacturer Then We Could Experience Increased Manufacturing Costs And Production Delays,” was revised to reflect that we now rely one rather than two contract manufacturers.

5.  The risk factor “We Currently Are, And In The Future May Be, Subject To Additional Securities Lawsuits,” was updated to discuss the risk that the preliminary approved settlement may not receive final approval.

6.  The risk factor “There Is Risk That Our Auction Rate Securities Will Not Settle At Auction And We May Experience Additional Other Than Temporary Declines In Value, Which Could Cause Additional Charges To Be Realized On Our Statement Of Operations” has been revised to include first half fiscal 2010 financial information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, other than as previously reported in Ditech Networks’ Current Report on Form 8-K, filed September 16, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 8, 2009, we held our 2009 Annual Meeting of Stockholders at our corporate headquarters in Mountain View, California. Of the 26,307,406 shares entitled to vote at the meeting, 21,923,626 (83.34%) were represented. During this meeting the following matters were voted upon:

Matter	For	Against/Withheld	Abstain	Broker Non-votes
Election of two directors to serve until the 2012 annual meeting of stockholders:
Alan B. Howe	17,805,552	3,697,551	420,523	—
Frank J. Sansone	21,070,888	432,215	420,523	—

William A. Hasler and Todd G. Simpson will continue in office as directors in the class of directors to be elected at our 2010 annual meeting of stockholders.  Francis (Fran) Dramis, Jr., Edwin L. Harper and David M. Sugishita, will continue in office as directors in the class of directors to be elected at our 2011 annual meeting of stockholders.

Ratification of the selection of Burr, Pilger & Mayer, LLP as Ditech’s independent registered public accounting firm for the fiscal year ending April 30, 2010.	21,769,949	58,408	95,269	—

On September 2, 2009, Ditech Networks, Inc. and Lamassu Holdings L.L.C. and certain of its affiliates (collectively, “Lamassu”), entered into a letter agreement pursuant to which each of Alan Howe and Frank J. Sansone were nominated to be elected to the Ditech Networks board of directors (the “Board”) at the Ditech Networks, Inc. 2009 Annual Meeting of Stockholders.

In addition to the nomination of each of Mr. Howe and Mr. Sansone for election to the Board, the letter agreement also provided that:

•                                          If Mr. Sansone is unable to serve as a director at a time when Lamassu owns at least 5% of the Ditech Networks common stock, Ditech Networks will appoint a replacement director designated by Lamassu and reasonably acceptable to Ditech Networks (which replacement director shall not be Timothy Leehealey);

•                                          Mr. Sansone and any replacement director will sign a conditional resignation from the Board, which may be accepted by the Board in the event that Lamassu’s beneficial ownership of Ditech Networks common stock falls below 5% of the outstanding Ditech Networks common stock;

•                                          Lamassu would vote all of the shares it beneficially owns in support of the slate of directors nominated by the Board for the 2009 Annual Meeting (and would not support or participate in any “withhold the vote” or similar campaign, or support any other nominees other than the slate of directors nominated by the Board);

•                                          Lamassu withdrew its previously announced notice of its intent to nominate directors with respect to the Ditech Networks 2009 Annual Meeting of Stockholders; and

•                                          For a period ending 90 days from the date of the Ditech Networks 2009 Annual Meeting, Lamassu will not (i) make any public statement regarding Ditech Networks, the Board or any of Ditech Networks’ officers, directors or employees, except for the press release attached to the agreement or as may be required by law, or (ii) disparage Ditech Networks, the Board, or any of Ditech Networks’ officers, directors or employees, in any manner, including in any manner which could be harmful to Ditech or its business, the Board or its reputation, or the business reputation or personal reputation of any officer, director or employee of Ditech.

Ditech Networks’ costs in connection with the letter agreement were less than $50,000.

ITEM 5.  OTHER INFORMATION

On December 11, 2009, the Board of Directors of Ditech Networks, Inc. appointed Ditech’s Executive Vice President and Chief Financial Officer, William J. Tamblyn, as Ditech’s Chief Operating Officer.

Mr. Tamblyn, age 51, joined Ditech in June 1997 as its Vice President and Chief Financial Officer, and was promoted to Executive Vice President in May 2004. Mr. Tamblyn was the Chief Financial Officer at Conductus, Inc., a telecommunications company, from January 1994 to June 1997. He served as Chief Financial Officer at Ramtek, an imaging company, from May 1993 to December 1993. Prior to May 1993, Mr. Tamblyn worked in public accounting, including for Coopers & Lybrand, LLP. He has a B.S. in Accounting from San Jose State University.

ITEM 6.  EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Networks, Inc.

Date: December 11, 2009	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
2.3(3)

Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson.

3.1(4)	Certificate of Incorporation of Ditech Networks, Inc.
3.2(5)	Bylaws of Ditech Networks, Inc., as amended and restated
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(6)	Form of Rights Certificate
10.1(8)	Letter Agreement, dated September 2, 2009, between Ditech Networks, Inc. and Lamassu Holdings L.L.C. and certain of its affiliates
10.2(9)	Reseller Agreement, dated September 10, 2009, between Ditech Networks, Inc. and Simulscribe LLC.
10.3	Form of Non-Employee Director Automatic Stock Option Grant
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Exhibits 3.1 and 3.2, collectively, to Ditech’s Current Report on Form 8-K (File No. 000-26209), filed May 22, 2006, which exhibits are incorporated by reference here.

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

(8) Incorporated by reference from Exhibit 10.1 of Ditech’s Current Report on Form 8-K (File No. 000-26209), filed September 3, 2009.

(9) Confidential treatment has been requested for portions of this exhibit.