Form 10-Q/A
period 2009-10-31
DITECH NETWORKS INC
filed 2010-02-11
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of January 29, 2009, 26,348,377 shares of the Registrant’s common stock were outstanding.

EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on October 31, 2009, solely for the purpose of amending Exhibit 10.2 to reflect changes made in the portions of the Reseller Agreement, dated September 10, 2009, between Ditech Networks, Inc. and Simulscribe LLC, for which confidential treatment is requested.  No other information included in the Quarterly Report on Form 10-Q is amended by this Form 10-Q/A.  In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this amendment.

ITEM 6. EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q/A, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DITECH NETWORKS, INC.
(Registrant)

Date: February 8, 2010	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

EXHIBIT INDEX TO FORM 10-Q/A

Exhibit	Description of document
10.2(1)	Reseller Agreement, dated September 10, 2009, between Ditech Networks, Inc. and Simulscribe LLC.
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(1)         Confidential treatment has been requested for portions of this exhibit.