Form 10-Q
period 2010-01-31
DITECH NETWORKS INC
filed 2010-03-16
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 000-26209

Ditech Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2935531
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

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

As of February 28, 2010, 26,348,377 shares of the Registrant’s common stock were outstanding.

Ditech Networks, Inc.

FORM 10-Q for the Quarter Ended January 31, 2010

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Networks, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	January 31,		January 31,
	2010	2009	2010	2009
Revenue
Product revenue	$3,419	$3,864	$12,765	$9,198
Service revenue	910	1,035	2,798	4,355
Total revenue	4,329	4,899	15,563	13,553

Cost of goods sold
Product revenue	2,273	2,287	7,501	6,323
Service revenue	174	173	489	636
Total cost of goods sold(1)	2,447	2,460	7,990	6,959

Gross profit	1,882	2,439	7,573	6,594

Operating expenses:
Sales and marketing (1)	2,396	2,366	6,975	8,992
Research and development (1)	2,625	3,004	8,272	9,853
General and administrative (1)	1,242	1,266	4,245	5,421
Amortization of purchased intangible assets	6	25	31	73

Total operating expenses	6,269	6,661	19,523	24,339

Loss from operations	(4,387)	(4,222)	(11,950)	(17,745)
Other income (expense), net	(11)	346	(660)	15

Loss before provision for income taxes	(4,398)	(3,876)	(12,610)	(17,730)
Provision (benefit) for income taxes	17	(86)	64	50

Net loss	$(4,415)	$(3,790)	$(12,674)	$(17,780)

Per share data:
Basic and diluted:
Net loss	$(0.17)	$(0.15)	$(0.48)	$(0.68)

Weighted shares used in per share calculation:
Basic and diluted	26,237	26,115	26,193	26,068

(1) Stock-based compensation expense was allocated by function as follows:

Cost of goods sold	$47	$64	$135	$216
Sales and marketing	118	45	355	432
Research and development	59	(95)	224	279
General and administrative	123	121	616	629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	January 31, 2010	April 30, 2009

Assets
Cash and cash equivalents	$31,461	$38,586
Short-term investments	2,880	—
Accounts receivable, net of allowance for doubtful accounts of $250 at January 31, 2010 and $289 at April 30, 2009	2,841	4,487
Inventories	7,072	11,624
Other current assets	553	568

Total current assets	44,807	55,265

Long-term investments	100	4,448
Property and equipment, net	2,798	3,895
Distribution agreement intangibles, net	6,384	—
Purchased intangibles, net	11	42
Other assets	96	186

Total assets	$54,196	$63,836

Liabilities and Stockholders’ Equity
Accounts payable	$787	$1,817
Accrued expenses	2,647	3,484
Deferred revenue	730	731
Income taxes payable	97	83

Total current liabilities	4,261	6,115

Convertible note payable	3,237	—
Long term accrued expenses	184	285
Total liabilities	7,682	6,400

Commitments and contingencies (Note 9)

Common stock, $0.001 par value: 200,000 shares authorized and 26,348 and 26,257 shares issued and outstanding at January 31, 2010 and April 30, 2009, respectively	26	26
Additional paid-in capital	266,607	265,185
Accumulated deficit	(220,119)	(207,446)
Accumulated other comprehensive loss	—	(329)

Total stockholders’ equity	46,514	57,436

Total liabilities and stockholders’ equity	$54,196	$63,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended January 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(12,674)	$(17,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,917	1,789
Impairment loss on investments	977	1,367
Accretion of interest on long-term debt	62	—
Loss on disposal of property and equipment	—	18
Loss on disposal of property and equipment related to restructuring	106	262
Stock-based compensation expense	1,330	1,556
Amortization of purchased intangibles	31	73
Changes in assets and liabilities:
Accounts receivable	1,646	1,126
Inventories	4,556	(721)
Other current assets	15	(270)
Income taxes	14	(100)
Accounts payable	(1,030)	79
Accrued expenses and other	(938)	(1,809)
Deferred revenue	(1)	(669)

Net cash used in operating activities	(3,989)	(15,079)

Cash flows from investing activities:
Purchases of property and equipment	(618)	(486)
Purchase of available for sale investments	(2,880)	(83)
Sales and maturities of available for sale investments	3,700	20,277
Purchase of exclusive distribution rights	(3,500)	—
Refund of lease deposit	73	—
Net cash (used in) provided by investing activities	(3,225)	19,708

Cash flows from financing activities:
Proceeds from employee equity plan issuances	89	175

Net cash provided by financing activities	89	175

Net increase (decrease) in cash and cash equivalents	(7,125)	4,804
Cash and cash equivalents, beginning of period	38,586	36,131

Cash and cash equivalents, end of period	$31,461	$40,935

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of January 31, 2010, and for the three and nine month periods ended January 31, 2010 and 2009, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. The April 30, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for the interim period ended January 31, 2010 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2009, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 2, 2009, file number 000-26209.

Computation of Loss per Share

Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the three and nine month periods ended January 31, 2010 and 2009. Diluted loss per share for the three and nine month periods ended January 31, 2010 and 2009 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.  For the three and nine month periods ended January 31, 2010, common stock equivalents, primarily options, totaling approximately 6,198,000 shares and 5,849,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.  For the three and nine month periods ended January 31, 2009, common stock equivalents, primarily options, totaling approximately 5,492,000 shares and 6,283,000 shares, respectively, were excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	January 31,		January 31,
	2010	2009	2010	2009

Net loss	$(4,415)	$(3,790)	$(12,674)	$(17,780)
Net loss per share, basic and diluted:
Basic:
Weighted average shares outstanding	26,260	26,163	26,222	26,141
Less restricted stock included in weighted shares outstanding subject to vesting	(23)	(49)	(29)	(73)
Shares used in calculation of basic loss per share amounts	26,237	26,115	26,193	26,068

Net loss per share	$(0.17)	$(0.15)	$(0.48)	$(0.68)

Diluted:
Shares used in calculation of basic per share amounts	26,237	26,115	26,193	26,068
Dilutive effect of stock plans	—	—	—	—
Shares used in calculation of diluted per share amounts	26,237	26,115	26,193	26,068

Net loss per share	$(0.17)	$(0.15)	$(0.48)	$(0.68)

Comprehensive Loss

For the three and nine months ended January 31, 2010, comprehensive loss was $4.4 million and $12.3 million, respectively, and included the impact of unrealized gains and losses on available for sale investments. For the three and nine months ended January 31, 2009, comprehensive loss was $3.9 million and $17.5 million, respectively, and included the impact of unrealized gains and losses on available for sale investments.

Accounting for Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended January 31, 2010 and 2009 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006, the date of adoption of stock-based compensation accounting, based on the grant date fair value estimated in accordance with the predecessor stock-based compensation guidance, and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of current Stock-based compensation guidance. Effective May 1, 2006, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by the predecessor Stock-based compensation guidance, to the straight-line single-option approach.  Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in the first nine months of each of fiscal 2010 and 2009. The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

Investments

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year, and auction rate securities which management typically has settled on 7, 28 or 35 day auction cycles, are considered short-term investments. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities that have failed to settle since fiscal 2008, for which conditions leading to their failure at auction create uncertainty as to whether they will settle in the near-term. Short- and long-term investments consist of auction rates securities, which have underlying instruments that consist primarily of corporate notes and asset backed securities, and were rated AA or higher at the time of purchase. The Company’s investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the Condensed Consolidated Balance Sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. In the first nine months of fiscal 2010 and 2009, the Company realized no gains or losses on its investments.

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and the extent to which the fair value has been below cost-basis, the financial condition of the issuer and the Company’s ability to hold the investment for a period of time, which may be sufficient for anticipated recovery of the market value. To the extent that the carrying value of the available for sale security exceeds the estimated fair market value, and the decline in value is deemed to be other-than-temporary, an impairment charge is recorded in the Condensed Consolidated Statement of Operations. During the three and nine months ended January 31, 2010, the Company recognized impairment losses of $0.0 million and $1.0 million, respectively, and during the three and nine months ended January 31, 2009, the Company recognized impairment losses of $0.0 million and $1.4 million, respectively. Since the issue with auction rate securities first arose in the middle of fiscal 2008, the Company has recorded an aggregate impairment loss of $9.9 million associated with a single investment in auction rate securities with a $10 million par value.

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

Recent Accounting Pronouncements

Adopted in the Current Fiscal Year

In September 2009, an update was made to “Fair Value Measurements and Disclosures — Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).”  This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in  “Financial Services-Investment Companies”  as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the  “Fair Value Measurements and Disclosures”  guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update was effective for the Company beginning November 1, 2009. Adoption of this update did not have a significant impact on the Company’s consolidated financial position and results of operations when it becomes effective.

In August 2009, the FASB issued additional authoritative guidance for the fair value measurement of liabilities. The guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company began applying the guidance beginning November 1, 2009. The adoption of the guidance did not have a significant impact on the Company’s condensed consolidated financial statements or related footnotes.

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

Recent Accounting Guidance Not Yet Effective

In January 2010, the FASB amended the accounting standards for fair value measurement and disclosures. The amended guidance requires disclosures regarding the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. It also requires separate presentation of purchases, sales, issuances and settlements of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional Level 3 disclosures which are effective for fiscal years beginning after December 15, 2010. The Company believes this new guidance will not have a material impact on its financial condition, results of operations and cash flows.

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

3.             BALANCE SHEET ACCOUNTS

Inventories

Inventories comprised (in thousands):

	January 31, 2010	April 30, 2009

Raw materials	$138	$229
Work in progress	—	—
Finished goods	6,934	11,395

Total	$7,072	$11,624

Stock-based compensation included in inventories at January 31, 2010 and April 30, 2009 was not significant.

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

When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds; such items are classified in Level 1 of the fair value hierarchy. As of January 31, 2010 and April 30, 2009 the Company held auction rate securities with a par value of $10.0 million and $13.7 million, respectively, which are included in long-term investments. At January 31, 2010 and April 30, 2009, there were no active markets for these auction rate securities or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

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

•                     a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the auction-rate securities as of January 31, 2010, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

•                     in the case of one of our auction rate securities which was converted into AMBAC preferred shares, default or collateral value risk adjustments were considered for the discount rate, because AMBAC continues to be down graded by rating agencies and is experiencing increasing liquidity issues.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and non-recurring basis as of January 31, 2010 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds-recurring	$28,457	$28,457	$—	$—
Certificates of deposit	2,880	2,880	—	—
Auction rate securities-recurring	100	—	—	100

Total	$31,437	$31,337	$—	$100

Liabilities

Long-term convertible note payable-non-recurring	$3,237	$—	$—	$3,237
Total	$3,237	$—	$—	$3,237

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds	$34,226	$34,226	$—	$—
Auction rate securities	4,448	—	—	4,448

Total	$38,674	$34,226	$—	$4,448

The following table presents the changes in the Level 3 fair value category for the three months ended January 31, 2010 (in thousands):

		Net Realized/Unrealized		Purchases, Sales,
		Gains (Losses) included in		Accretion of
			Other	Interest,	Transfers in
	October 31,		Comprehensive	Issuances and	and/or (out)	January 31,
	2009	Earnings	Loss	(Settlements)	of Level 3	2010

Assets
Auction rate securities	$100	—	—	—	—	$100

Liabilities
Long-term convertible note payable	$3,197	—	—	40	—	$3,237

The following table presents the changes in the Level 3 fair value category for the nine months ended January 31, 2010 (in thousands):

		Net Realized/Unrealized		Purchases, Sales,
		Gains (Losses) included in		Accretion of
			Other	Interest,	Transfers in
	April 30,		Comprehensive	Issuances and	and/or (out)	January 31,
	2009	Earnings	Loss	(Settlements)	of Level 3	2010

Assets
Auction rate securities	$4,448	(977)	329	(3,700)	—	$100

Liabilities
Long-term convertible note payable	$—	—	—	3,237	—	$3,237

The cost basis amounts reported as cash and cash equivalents (including money market funds), accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities.

Accrued Expenses

Accrued expenses comprised (in thousands):

	January 31, 2010	April 30, 2009

Accrued employee related	$982	$1,590
Accrued warranty	388	389
Accrued professional fees	65	53
Accrued restructuring costs	277	430
Other accrued expenses	935	1,022

Total	$2,647	$3,484

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, during the three and nine month periods ended January 31, 2010 and 2009 are as follows (in thousands):

	Three months ended		Nine months ended
	January 31,		January 31,
	2010	2009	2010	2009

Balance as of the beginning of the fiscal period	$384	$515	$389	$550
Provision for warranties issued during fiscal period	30	55	124	275
Warranty costs incurred during fiscal period	(26)	(28)	(125)	(114)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	—	(31)	—	(200)

Balance as of January 31	$388	$511	$388	$511

4.             EXCLUSIVE DISTRIBUTION AGREEMENT

On September 10, 2009, the Company and Simulscribe LLC, entered into a Reseller Agreement pursuant to which Simulscribe will provide, and the Company became the exclusive reseller of, Simulscribe’s voice to text (VTT) services to wholesale customers.  Pursuant to the agreement, the Company also assumed all of Simulscribe’s wholesale customers.  The Company (a) paid $3.5 million and issued a two-year promissory note for an additional $3.5 million for the assumption of the wholesale customer contracts and the exclusivity rights, (b) will pay a fee for the services provided by Simulscribe, and (c) will pay up to an additional $10 million if the revenues generated from the Simulscribe services meet certain performance milestones within the first three years of the agreement (the “Additional Payments”), subject to acceleration in certain events, such as the Company’s failure to use commercially reasonable efforts to market the services or a change of control of the Company at a time that revenues from these services are on track to result in the payment ultimately being made.

The note and the Additional Payments are convertible into the Company’s common stock at Simulscribe’s option.  The note is convertible into the Company’s common stock at maturity in two years at a conversion price of $3.50 per share, subject to adjustment for stock splits, stock dividends and the like. The note payable, which is due September 10, 2011, is non-interest bearing and includes an acceleration clause in the event of a change in control of the Company.  The note has been recorded at its fair value of $3.2 million based on an assumed interest rate of 5%, which represents the current market rate of interest at which the Company could borrow.  For the three and nine months ended January 31, 2010, the Company recognized $40,000 and 62,000, respectively, of interest expense associated with amortizing the $0.3 million discount on this note.  The remaining discount will be recognized over the remainder of  two year term of the note.  The Additional Payments may be converted into the Company’s common stock at a conversion price of $5.00 per share, provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share.  The value of the additional payments has not been recorded as of the date of the transaction pursuant to the accounting guidance related to the issuance of equity-based instruments to non-employees for the purchase of goods or services.  In the event that payouts under the Additional Payments provisions of the agreement become probable of occurrence and/or the conditions of the payout are met, the Company will record the fair value of the Additional Payments at that time.

As a result of this agreement, the Company recorded the total consideration at a fair value of $6.7 million and recorded assets associated with the exclusive distribution rights and transfer of customers.  The value assigned to the intangible assets was determined by valuing the discounted potential cash flows associated with each asset over the four year term of the agreement.  The asset associated with the transfer of customers will be amortized, on a tax deductible basis, to sales and marketing expense ratably over the four year term of the agreement and the asset associated with the distribution rights will be amortized, on a tax deductible basis, to cost of goods sold on a unit of revenue basis, similar to a royalty payment, at the rate of 25% of revenue recognized based on the base level of revenue anticipated in the Agreement attributable to the $7 million of consideration issued to date.  The Company recorded amortization expense associated with the distribution rights of approximately $32,000 and $66,000 for the three and nine months ended January 31, 2010, respectively and amortization expense associated with the transfer of customers of approximately $144,000 and $224,000 for the three and nine months ended January 31, 2010, respectively.

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

The carrying value of transfer of customer related intangible assets was as follows (in thousands):

	January 31, 2010
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Transfer of customers	$2,234	$(224)	$—	$2,010
Distribution rights	4,440	(66)	—	4,374
Total	$6,674	$(290)	$—	$6,384

Estimated future amortization expense for the transfer of customer related intangible asset as of January 31, 2010 is as follows (in thousands):

Years ended April 30,

2010 (three months)	$145
2011	578
2012	578
2013	528
2014	181
$2,010

5.             REDUCTION IN FORCE

In November 2009, the Company completed a reduction in force in an attempt to continue to reduce operating expenses.  As a result of this reduction in force, the Company reduced its workforce by approximately 10%. In addition, the Company completed a sublease of the space it had vacated in its Mountain View Headquarters in fiscal 2010 at a monthly rate less than that previously estimated.  As a result of the continued reduction in headcount, there was an impairment of certain fixed assets which have become idle and are in the process of being sold.  As a result of the events the Company recognized a charge in the third quarter of fiscal 2010 of approximately $0.7 million, of which the adjustment to the lease loss accrual represented $0.1 million and the asset impairment loss represented $0.1 million.  All individuals impacted by the reduction in headcount were notified of the termination of their employment as of November 2009.

At the beginning of the second quarter of fiscal 2009, the Company undertook a reduction in force in an attempt to reduce its operating expenses. The reduction of force totaled approximately 15% of the Company’s workforce.  As a result of the reductions in headcount during fiscal 2008 and 2009, the Company determined that it no longer needed approximately 20% of its Mountain View headquarters and has undertaken to sublease that space.  As a result of these actions, the Company recorded a charge in the second quarter of fiscal 2009 totaling approximately $0.9 million.  Of this amount, $0.6 million was related to severance and benefits for the impacted employees and the balance of $0.3 million was related to the estimated loss from subleasing the space vacated in September 2008.  Due to further deterioration of the general economy and the local real estate market, the Company recorded an incremental loss associated with the decision to sublease a portion of its Mountain View headquarters of $0.2 million in the fourth quarter of fiscal 2009.  All individuals impacted by the reduction in headcount were notified of the termination of their employment as of October 31, 2008. During the second quarter of fiscal 2010, $30,000 of severance benefits related to outplacement services expired unused and were reversed to the same financial lines to which they were originally recorded in fiscal 2009.

As of January 31, 2010, the remaining balance in the accrual for the reductions in force during fiscal 2010 and 2009 of $0.3 million relates primarily to the estimated loss associated with subleasing vacated space in the Company’s Mountain View Headquarters and to a lesser degree outplacement services and COBRA for the reduction in force completed in November 2009.

Reduction in force costs for the three and nine month periods ended January 31, 2010 and 2009 were as follows (in thousands):

	Three months ended January 31,		Nine months ended January 31,
$s in thousands	2010	2009	2010	2009
Cost of Sales	$261	$—	$256	$31
Sales and marketing	77	89	64	323
Research and development	267	371	255	614
General and administrative	92	25	92	399
Total	$697	$485	$667	$1,337

6.             STOCKHOLDERS’ EQUITY

Employee Equity Plans

The Company utilizes a combination of Employee Stock Purchase, Stock Option and Restricted Stock plans as a means to provide equity ownership in the Company for its employees. In addition, the Company has a Non-employee Directors Stock Option Plan.  In the nine months ended January 31, 2010, 95,061 shares of common stock were issued under the Employee Stock Purchase Plan (“ESPP”) and 114,446 shares remain available for issuance under that plan as of January 31, 2010.

Activity under the stock option and restricted stock plans was as follows (in thousands, except life and exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price
Balances, April 30, 2009	2,695	5,038	$5.80
Restricted stock and restricted stock units issued	(546)
Restricted stock and restricted stock units forfeited	161
Options granted	(1,298)	1,298	$1.37
Options exercised	—	(13)	$1.33
Options forfeited	233	(233)	$2.42
Options expired	343	(343)	$10.06
Plan shares expired	(311)	—	$—

Balances, January 31, 2010	1,278	5,747	$4.69

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

The aggregate intrinsic value of stock options exercised in the first nine months of fiscal 2010 and 2009 was $6,000 and $16,000, respectively.

The summary of options vested, exercisable and expected to vest at January 31, 2010 comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	5,383	$4.90	$234	5.76
Options exercisable	3,638	$6.24	$129	4.32

The summary of unvested restricted stock awards for the first nine months of fiscal 2010 comprised (in thousands, except life):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2009	118	$4.38
Restricted stock issued	—	$—
Restricted stock vested	(53)	$4.35
Restricted stock forfeited	(19)	$4.35

Nonvested restricted stock, January 31, 2010	46	$4.41

The summary of unvested restricted stock units for the first nine months of fiscal 2010 comprised (in thousands):

Number of Shares
Nonvested restricted stock units, April 30, 2009	7
Restricted stock units issued	420
Restricted stock units vested	(3)
Restricted stock units forfeited	(106)

Nonvested restricted stock units, January 31, 2010	318

The aggregate intrinsic value of vested and expected to vest restricted stock units, which had a weighted average remaining contractual term of 1.6 years, was $327,000 at January 31, 2010. For the nine months ended January 31, 2010 and 2009, the total fair value of restricted shares that vested was $0.2 million and $0.2 million, respectively.

As of January 31, 2010, there was approximately $2.2 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs that is expected to be recognized over a weighted-average period of 2.4 years for options and 1.5 years for restricted stock and restricted stock units.

The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation in the three and nine month periods ended January 31, 2010 and 2009 for options granted and for employee stock purchases under the ESPP, during these periods are as follows:

	Three months ended January 31,		Nine months ended January 31,
	2010	2009	2010	2009

Stock options:
Dividend yield(1)	—	—	—	—
Volatility factor(2)	0.69	0.68	0.69	0.65
Risk-free interest rate(3)	2.3%	1.6%	2.4%	2.5%
Expected life (years)(4)	4.6	4.6	4.6	4.6
Weighted average fair value of options granted during the period	$0.72	$0.46	$0.78	$0.76

Employee stock purchase plan:(5)
Dividend yield(1)	—	—	—	—
Volatility factor(2)	0.74	0.93	0.76	0.84
Risk-free interest rate(3)	0.4%	0.4%	0.4%	0.8%
Expected life (years)(4)	1.0	1.0	1.0	0.8
Weighted average fair value of employee stock purchases during the period	$0.61	$0.45	$0.61	$0.59

Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$—	$—	$1.05	$2.30

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

7.             BORROWING AGREEMENT

In August 2009, the Company renewed its line of credit with its bank.  The renewed line of credit has substantially the same terms as the prior line of credit and expires on July 31, 2010. There were no borrowings outstanding under the line of credit as of January 31, 2010 and the Company was in compliance with its financial covenants.

8.             INCOME TAXES

The accounting guidance related to uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The liability for uncertain tax positions, if recognized, will decrease the Company’s tax expense. The Company does not anticipate that the amount of liability for uncertain tax positions existing at January 31, 2010 will change significantly within the next 12 months.  Interest and penalties related to the liability for uncertain tax positions are included in the provision for income taxes.

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

The Company recorded a tax provision of $17,000 and $64,000 for the three and nine months ended January 31, 2010, respectively, resulting in an effective tax rate of less than 1%.  The Company recorded a tax provision (benefit) of $(86,000) and $50,000, respectively, for the three and nine months ended January 31, 2009 resulting in an effective tax rate of approximately 1%.  The effective tax rate for the three and nine months ended January 31, 2010 and 2009 reflected the effects of a full valuation allowance against the Company’s net deferred tax assets principally from the federal and state net operating loss and tax credit carry forwards created in fiscal 2010 and 2009 because of uncertainty as to the recoverability of those items due to the Company’s continuing operating losses. The tax provision for the three and nine months ended January 31, 2010 and 2009 is attributable to certain state and foreign jurisdictions in which the Company operates.

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

The defendants named in the derivative actions are Timothy Montgomery, Gregory Avis, Edwin Harper, William Hasler, Andrei Manoliu, David Sugishita, William Tamblyn, Caglan Aras, Toni Bellin, Robert DeVincenzi, James Grady, Lee House, Serge Stepanoff, Gary Testa, Lowell Trangsrud, Kenneth Jones, Pong Lim, Glenda Dubsky, Ian Wright, and Peter Chung. These derivative complaints raise claims under Section 10(b) and 10b-5 of the Securities Exchange Act, Section 14(a) of the Securities Act, and California Corporations Code Section 25403, as well as common law claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, constructive fraud, and abuse of control. The plaintiffs seek remedies including money damages, disgorgement of profits, accounting, rescission, and punitive damages. With respect to the consolidated federal actions, the plaintiffs filed an amended consolidated complaint on March 2, 2007, adding new allegations regarding another stock option grant. On April 2, 2007, the Company moved to dismiss the amended complaint based on plaintiffs’ failure to make a demand on the board before bringing suit. On the same day, the individual defendants moved to dismiss the amended complaint for failure to state a claim. On July 16, 2007, the Court granted the individual defendants’ motion to dismiss without prejudice.  Plaintiffs filed a second amended complaint on September 21, 2007.  On November 30, 2007, defendants moved to dismiss plaintiffs’ second amended complaint for failure to make a demand on the board and for failure to state a claim.  On March 26, 2008, the Court granted the individual defendants’ motion to dismiss without prejudice, requiring that plaintiffs file any amended complaint by April 25, 2008.  Plaintiffs did not file an amended complaint.  As a result, on May 12, 2008, defendants moved to dismiss plaintiffs’ action with prejudice.  The parties agreed to postpone the hearing on defendants’ motion so that they could engage in settlement talks.  As a result of these discussions, the parties entered into a settlement agreement which was approved by the Court, on a preliminary basis, on October 23, 2009.    The terms of the settlement include (1) the adoption and/or implementation of a variety of corporate governance measures, including enhanced stock option granting and compliance procedures that relate to and address many of the underlying issues in the Actions, the separation of Chairman of the Board and CEO positions, and the appointment of a lead independent director; and (2) the Company’s payment of Plaintiffs’ counsel’s attorneys’ fees and expenses in the amount of $1.05 million.  No shareholder objected to the settlement, and on January 13, 2010, the Court entered its “final order and judgment,” finding that the settlement was “fair, reasonable and adequate” and approving of the settlement, on a final basis.  The time to appeal the Court’s judgment has since passed.  Based on the settlement and the amount of anticipated insurance coverage from the Company’s directors and officers insurance policy, the Company does not expect to have a material impact from this settlement.

Lease Commitments

In December 2009, the Company completed a sublease of the space vacated as part of the fiscal 2009 reductions in force.  The sublease is for the remainder of the term of the Company’s lease at a rate of approximately $9,000 per month.  At January 31, 2010, future minimum payments under the Company’s current operating leases and the offsetting future sublease payments are as follows (in thousands):

	Years ended April 30,
	Minimum Lease Payments	Sublease Payments	Net Lease Payments
2010 (Three months)	$266	$(27)	$239
2011	1,095	(107)	988
2012	276	(27)	249

	$1,637	$(161)	$1,476

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

10.          REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company currently operates in a single segment - voice quality products.

The Company’s revenue from external customers by geographic region, based on shipment destination, was as follows (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2010	2009	2010	2009

USA	$2,907	$1,463	$10,981	$6,509
Middle East/Africa	72	659	1,405	1,978
Europe	80	29	702	129
Latin America	2	—	387	417
Canada	17	368	290	843
Far East	1,251	2,380	1,798	3,677

Total	$4,329	$4,899	$15,563	$13,553

Sales for the three months ended January 31, 2010 included three customers that represented greater than 10% of total revenue (34%, 25% and 11%).   Sales for the nine months ended January 31, 2010 included three customers that represented greater than 10% of total revenue (22%, 18% and 17%).  Sales for the three months ended January 31, 2009 included three customers that represented greater than 10% of total revenue (45%, 15% and 13%).  Sales for the nine months ended January 31, 2009 included two customers that represented greater than 10% of total revenue (24% and 16%).  As of January 31, 2010, the Company had three customers that represented greater than 10% of accounts receivable (37%, 17% and 13%).  At April 30, 2009, five customers represented greater than 10% of accounts receivable (20%, 18%, 17%, 13% and 13% ).

The Company maintained substantially all of its property and equipment in the United States at January 31, 2010 and April 30, 2009.

11.          SUBSEQUENT EVENT

The Company has performed an evaluation of subsequent events through the date on which these financial statements in this Form 10-Q Report were filed with the SEC.

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

In fiscal 2009, we announced development efforts on our new toktok and mStage products, which further leverage off our expertise in voice technology enabling on-demand, voice-driven, “mid-call accessible” applications and services to be delivered to customers on wireless and wireline voice networks.  This offering is being designed to enable phone subscribers to “use their voice as well as their thumbs” to interact with web applications/services like social networking and instant messaging (“IM”) on demand, even “on-the fly” during a telephone call.  In an effort supplement our toktok offering, we entered into an exclusive worldwide distribution agreement with Simulscribe LLC, under which we received the exclusive right to distribute their voice to text transcription services to wholesale customers such as wireline and wireless carriers.

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

The technology transition has impacted us on two fronts.  First and foremost, carriers have been extremely cautious to invest in legacy second generation (“2G”) technology, historically our primary source of revenue, for fear of stranding some or all of their investments by moving to newer third/fourth generation technology (“3G/4G”).  The hesitancy to invest in 2G equipment has resulted in protracted purchase cycles and smaller deployments to mitigate their perceived risks, while still addressing needed improvements in voice quality in their 2G networks.  The second impact has been felt on the 3G/4G investment, which has been far slower to develop than was first predicted by industry experts.  Instead of wholesale deployment of VoIP technologies, we have experienced a much more cautious entrance into this technology by many of the carriers with which we have historically done business, with the key by-product being that they are buying much smaller systems than would have been expected from their historical buying pattern and in some cases even deciding to limit their investment in 3G/4G technology in lieu of even newer fourth generation technologies that are currently in development.

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

Despite the previously mentioned delays due to budget and uncertainty around network architecture, we continue to believe that in the United States our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks, primarily using 3G/4G technologies and to a lesser degree 2G technologies, will be key factors in adding new customers and driving opportunities for revenue growth. We continue to believe that 2G technology will be the dominant technology in the international regions of the world where we have focused our sales efforts.  However, we are poised to support the deployment of our Packet Voice Processor (“PVP”) product in 3G/4G networks internationally, should demand for the 3G/4G technology grow internationally. The development of our VQA feature set, which was originally targeted at the international Global System for Mobile Communications (“GSM”) market, has seen growing importance in the domestic market as well. We continue to focus sales and marketing efforts on international and domestic mobile carriers who might best apply our VQA solution. We have continued to invest in customer trials domestically and internationally in an attempt to better avail ourselves of these opportunities as they arise. Despite these efforts, we have experienced mixed results as we remain dependant on the buying patterns of a small, yet more diverse, group of carriers.

We expect long-term opportunities for growth will occur in VoIP based network deployments as there appears to be a growing, albeit slow, trend of service providers transitioning from traditional circuit-switched network infrastructure to VoIP. As such, between fiscal 2005 and early fiscal 2009 we have directed the majority of our research and development spending towards the development of our PVP, a platform targeting VoIP-based network deployments.  The Packet Voice Processor introduces cost-effective voice format transcoding capabilities combined with our VQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss and jitter. Although fiscal 2008 marked the first period in which revenue from the PVP exceeded 10% of total revenue and the first quarter of fiscal 2010 marked the first quarter in which revenue from the PVP exceeded 25% of total revenue, ordering patterns are still volatile leading to spikes in the timing and amount of revenue from this product.

Beginning in fiscal 2009, we began shifting our development efforts to other product offerings that leverage off our expertise in voice technology.  The first effort was tied to the creation of licensed versions of our core technology for use in other elements within communications networks, such as Bluetooth headsets.  More recently we have shifted the majority of our development efforts to our mStage and toktok products, which are nearing the end of their initial development efforts and beginning to be deployed for evaluation at potential customer locations.  While the licensing initiative is typically focused on moving our expertise in voice quality to the communication interface devices, mStage and toktok will enable mobile subscribers to use their voice as well as their thumbs to interact with web applications like social networking and IM on-demand, even during a phone call.

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

Reseller Agreement.   In September  2009, we entered into a Reseller Agreement with Simulscribe pursuant to which we became the exclusive reseller of Simulscribe’s voice to text (VTT) services to wholesale customers.  Pursuant to the agreement, we also assumed all of Simulscribe’s wholesale customers.  We (a) paid $3.5 million and issued a two-year promissory note for an additional $3.5 million for the assumption of the wholesale customer contracts and the exclusivity rights, (b) will pay a fee for the services provided by Simulscribe, and (c) will pay up to an additional $10 million if the revenues generated from the Simulscribe services meet certain performance milestones within the first three years of the agreement (the “Additional Payments”), subject to acceleration in certain events, such as our failure to use commercially reasonable efforts to market the services or a change of control of our company at a time that revenues from these services are on track to result in the payment ultimately being made.  The note and the Additional Payments are convertible into our common stock at Simulscribe’s option.  The note is convertible into our common stock at maturity in two years at a conversion price of $3.50 per share, subject to adjustment for stock splits, stock dividends and the like. The Additional Payments may be converted into our common stock at a conversion price of $5.00 per share, provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share.

Our Customer Base.    Historically, the majority of our sales have been to customers in the United States. Although these customers have traditionally accounted for well over 50% of our revenue in a given period, we are seeing a growing trend in international revenue due to the growing interest in our VQA technology in several key international markets.  Despite the trend in growth in international revenue as a percentage of total revenue over the last several quarters, domestic customers accounted for approximately

71% of revenue in the first nine months of fiscal 2010 and 46% and 63% of our revenue in fiscal 2009 and 2008, respectively, due to an increase in demand for our PVP product by our domestic customers. Sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. The overall trend of growth in international revenue, as a percentage of total review, has been largely driven by demand from customers in South East Asia, the Middle East and Latin America.  We expect our international demand to continue to be heavily influenced by these markets as they are experiencing the highest level of growth and commonly have the most need for cost effective solutions to address voice quality in their growing networks.

Our revenue historically has come from a small number of customers. Our largest customer in the first nine months of fiscal 2010 accounted for approximately 22% of our revenue as compared to our largest customer for the last several years, which represented 22% and 35% of our revenue in fiscal 2009 and 2008, respectively, and 18% of revenue in the first nine months of fiscal 2010, respectively. Our five largest customers accounted for approximately 72% of our revenue in the first nine months of fiscal 2010 and 60% and 68% of our revenue in fiscal 2009 and 2008, respectively. Consequently, the loss of any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced in fiscal 2006 and again over the last two fiscal years as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

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

As of January 31, 2010, we had deferred $0.9 million of revenue.  However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Consolidated Balance Sheet.  Of the $0.9 million of total deferred revenue transactions at January 31, 2010, $0.7 million had been collected from customers and therefore reported as deferred revenue on the Consolidated Balance Sheet.  The balance of $0.2 million related to uncollected deferred revenue transactions was reported net against the related accounts receivable balance.  Of the $0.9 million of revenue deferred as of January 31, 2010, approximately $0.1 million was associated with installations and other product related deferrals and $0.8 million was associated with maintenance contracts.

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

Inventory Valuation Allowances— In conjunction with our ongoing analysis of inventory valuation, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of write-downs required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in the recognition of larger than anticipated write-downs. For example, we recorded inventory write-downs for excess levels of inventory of $2.4 million and $5.1 million in fiscal 2009 and 2008, respectively. There were no sales of previously written-down inventory during the first nine months of fiscal 2010 or 2009.

Cost of Warranty— At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year.    The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures.  This would result in a decrease in gross profits. As of January 31, 2010, we had $0.4 million accrued related to estimated future warranty costs.  See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Impairment of Long-lived Assets— We continually monitor events and changes in circumstances that could indicate that carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances arise, we assess the recoverability of our long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carry amount of the assets in question, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell.  During fiscal 2009, we did record an impairment charge of approximately $0.3 million associated with certain identifiable assets that were abandoned as a result of the cumulative affects of the reductions in force that had been implemented over the last two fiscal years.  In fiscal 2010, we recorded an additional $0.1 million impairment loss associated with assets that became idle as a result of the reduction in force in fiscal 2010 and are being marketed for sale.

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

Recent Accounting Guidance Adopted in The Current Fiscal Year

In September 2009, an update was made to “Fair Value Measurements and Disclosures — Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).”  This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in  “Financial Services-Investment Companies”  as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the  “Fair Value Measurements and Disclosures”  guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update was effective for us beginning November 1, 2009 and did not have a significant impact on our consolidated financial position or results of operations.

In August 2009, the FASB issued additional authoritative guidance for the fair value measurement of liabilities. The guidance is effective for the first reporting period (including interim periods) beginning after issuance. We began applying the guidance beginning November 1, 2009. The adoption of the guidance did not have a significant impact on our consolidated financial statements or related footnotes.

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

Recent Accounting Guidance Not Yet Effective

In January 2010, the FASB amended the accounting standards for fair value measurement and disclosures. The amended guidance requires disclosures regarding the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. It also requires separate presentation of purchases, sales, issuances and settlements of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional Level 3 disclosures which are effective for fiscal years beginning after December 15, 2010. We believe this new guidance will not have a material impact on our financial condition, results of operations and cash flows.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning May 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We are currently assessing the potential effect, if any, on our financial statements.

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

	Three months ended January 31,		Nine months ended January 31,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.5	50.2	51.3	51.3
Gross Profit	43.5	49.8	48.7	48.7
Operating expenses:
Sales and marketing	55.4	48.3	44.8	66.4
Research and development	60.6	61.3	53.2	72.7
General and administrative	28.7	25.8	27.3	40.0
Amortization of purchased intangibles	0.1	0.5	0.2	0.5
Total operating expenses	144.8	136.0	125.5	179.6
Loss from operations	(101.3)	(86.2)	(76.8)	(130.9)
Other income (expense), net	(0.3)	7.1	(4.2)	0.1
Loss before provision for income taxes	(101.6)	(79.1)	(81.0)	(130.8)
Provision for income taxes	0.4	(1.8)	0.4	0.4
Net loss	(102.0)%	(77.3)%	(81.4)%	(131.2)%

THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009.

Revenue.

	Three months ended January 31,		Nine months ended January 31,		Change From Prior Year
$s in thousands	2010	2009	2010	2009	3 Month Period	9 Month Period
Revenue	$4,329	$4,899	$15,563	$13,553	$(570)	$2,010

The decrease in revenue during the three months ended January 31, 2010 compared to the same period in fiscal 2009 was largely due to a decline in revenue from our five largest customers in the period.  This decline was largely the result of delays in closing orders/contracts with two of our customers.  These orders had been anticipated in the third quarter of fiscal 2010 but were not received until February, resulting in revenue shifting out of the third quarter and into the fourth quarter of fiscal 2010.  In the aggregate, our top five customers in the third quarter of fiscal 2010 accounted for $3.4 million of revenue as compared to the top five customers in the third quarter of fiscal 2009, which accounted for $4.3 million.  The increase in revenue during the nine months ended January 31, 2010 compared to the same period in fiscal 2009 was largely due to an increase in revenue from our top five customers.   For the nine months ended January 31, 2010, our top five customers accounted for $11.2 million of revenue as compare to $8.6 million for the corresponding period in fiscal 2009.  The increase in revenue from our largest customer in fiscal 2010, a provider of domestic wireline, wireless and conferencing communications services, which accounted for 8% and 22% of revenue in the three and nine months ended January 31, 2010, respectively, versus less than 1% of revenue in the corresponding periods in fiscal 2009, was largely due to targeted upgrades of portions of their 2G networks as well as upgrades to portions of their VoIP conferencing network.  We experienced a decrease in revenue from Verizon, our second largest customer in the first nine months of fiscal 2010, both in real terms and as a percentage of revenue (18% in fiscal 2010 compared to 24% in fiscal 2009).  This decline was driven by the declines in maintenance revenue from Verizon as it reduced the level of maintenance services for its installed base of equipment.  This decline was only partially offset by increased deployment activity of new systems during this period. Revenue from Verizon for the quarter ended January 31, 2010 was down both in real terms and as a percentage of revenue from the third quarter of fiscal 2009 due to limited upgrade activity in their 2G network during the quarter ended January 31, 2010 and due to the transition to a lower cost maintenance service plan, as previously discussed.  We had one other customer that accounted for over 10% of revenue in the nine months ended January 31, 2010, a VoIP conferencing provider, that accounted for  approximately 17% of revenue in the nine months ended January 31, 2010 as compared to approximately 8% of revenue in the corresponding period in fiscal 2009. Although our Broadband Voice Processor Flex (“BVP-Flex”) continues to be the primary voice quality product purchased by our domestic customers and has begun to experience a growing interest from international customers, our PVP product and service contracts have grown as a percentage of revenue during fiscal 2010 due in large part to growing deployment of the PVP in conferencing providers’ VoIP networks.

Geographically, our domestic revenue for the three months ended January 31, 2010 totaled 67% of total worldwide revenue as compared to 30% realized for the three months ended January 31, 2009.  Our domestic revenue for the nine months ended January 31, 2010 was 71% of worldwide revenue as compared to 48% for the comparable period in fiscal 2009.  The increase in the domestic portion of our revenue was primarily driven by the increase in purchasing activity by our largest customer during fiscal 2010.  Following the success of our BVP-Flex, revenue over the last three fiscal years and the first nine months of fiscal 2010 has been generated largely from domestic sales.  Our international growth has primarily been dependent on our success in selling VQA. Although we continue to believe that there are meaningful international revenue opportunities, we continue to experience slower than anticipated purchasing cycles from our existing and prospective international customers, which has resulted in volatility in the level of international revenue from quarter to quarter.  We plan to continue to invest in customer trials to attempt to capture the international revenue opportunities that exist for us.  We expect revenue in the fourth quarter of fiscal 2010 to be in the range of $7.0 million to $7.5 million.

Cost of Goods Sold and Gross Profit.

	Three months ended January 31,		Nine months ended January 31,		Change From Prior Year
$s in thousands	2010	2009	2010	2009	3 Month Period		9 Month Period
Cost of goods sold	$2,447	$2,460	$7,990	$6,959	$(13)		$1,031
Gross profit	1,882	2,439	7,573	6,594	(557)		979
Gross margin%	43.5%	49.8%	48.7%	48.7%	(6.3	)%pts	—	%pts

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold during the three months ended January 31, 2010 as compared to the three months ended January 31, 2009 was primarily driven by the decrease in business volume.  The increase in cost of goods sold during the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009 was primarily driven by the increase in business volume.  Our analysis of gross profit below discusses the other factors driving changes in cost of goods sold.

Our gross margin percentage decreased in the third quarter of fiscal 2010 as a result of increased levels of under absorbed manufacturing overhead, including approximately $0.3 million of reduction in force costs associated with the manufacturing organization, due to reduced purchase and manufacturing activities in the third quarter of fiscal 2010 as compared to the same period in fiscal 2009. Margins were also negatively impacted by the customer and product mix, which was more heavily weighted to lower margin products, including increased costs associated with the first full quarter of transcription service revenue, which yields lower margins than our historic equipment business has produced.  Until such time as the transcription service business moves away from costly manual transcription services to automated service, it will continue to yield lower margins than our traditional equipment business.. These effects were partially offset by declines in customer support costs due to cost reductions put in place over the last two years.

Our gross margin percentage was relatively flat during the nine months ended January 31, 2010, as compared to the comparable period in fiscal 2009, primarily due to the reductions in manufacturing and service allocations to cost of sales due in large part to the benefits realized from the reductions in force in fiscal 2009, which benefits were partially offset by increased provisions for excess inventory and warranty in the first nine months of fiscal 2010 as well as the cost of the 2010 reductions in force.

We expect that to the extent our revenue levels increase, gross margin percentages should be slightly up from the current levels due to our expectations of a more favorable product mix, under absorbed overhead representing a smaller percentage of revenue, due in part to the reduction in force completed in November 2009 and lower anticipated levels of warranty and excess inventory provisions.

Sales and Marketing.

	Three months ended January 31,		Nine months ended January 31,		Change From Prior Year
$s in thousands	2010	2009	2010	2009	3 Month Period		9 Month Period
Sales & Marketing Expense	$2,396	$2,366	$6,975	$8,992	$30		$(2,017)
% of Revenue	55.4%	48.3%	44.8%	66.4%	7.1	%pts	(21.6	)%pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The increase in sales and marketing expense for the three months ended January 31, 2010 as compared to the corresponding period in fiscal 2009 was due to increased costs associated with the increased use of consultants in fiscal 2010 to assist with our transcription service and mStage and toktok product launches of $0.2 million, increased costs associated with the fiscal 2010 reduction in force of $0.1 million and increased amortization expense attributable to the exclusive marketing agreement intangible assets of $0.1 million. These increased costs were almost entirely offset by lower salary and related costs of $0.3 million due to the reductions in force over the last 12 months. The decrease in sales and marketing expense in the nine month period ending January 31, 2010, as compared to the corresponding periods in fiscal 2009 was largely due to the impacts of the reduction in force that occurred in fiscal 2009 and 2010.  The resulting reduction in headcount had a direct impact on both base pay and variable compensation, which experienced a combined reduction of $1.4 million during the nine month period.  The reduction in headcount also impacted travel and related expenses which experienced a $0.5 million decrease during the nine month period, and also resulted in a reduction in stock compensation for the nine months ended January 31, 2010 of approximately $0.1 million.  In addition, sales and marketing spending experienced a $0.2 million decline in reduction-in-force related costs in the nine month period ended January 31, 2010 due to the fiscal 2009 reduction in force partially offset by costs associated with the reduction in force completed in the third quarter of fiscal 2010.  See the discussion in the Reduction in Force section, below.  Lastly, we experienced a decline in agent fees due to the increase in revenue generated from domestic customers which do not use agents.  This resulted in a $0.3 million reduction in sales in marketing expense for the nine months ended January 31, 2010.  Partially offsetting these decreases in spending was an increase in spending on marketing efforts in preparation for the launch of our new transcription service, mStage and toktok products in the second half of fiscal 2010 of approximately $0.5 million for the three and nine months ended January 31, 2010, respectively.  We expect sales and marketing expenses to be relatively flat in the fourth quarter of fiscal 2010 as we expect savings from the reduction in force that was completed in November 2009 will be substantially offset by increased trade show costs.

Research and Development.

	Three months ended January 31,		Nine months ended January 31,		Change From Prior Year
$s in thousands	2010	2009	2010	2009	3 Month Period		9 Month Period
Research & Development Expense	$2,625	$3,004	$8,272	$9,853	$(379)		$(1,581)
% of Revenue	60.6%	61.3%	53.2%	72.7%	(0.7	)%pts	(19.5	)%pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The decrease in expense during the three and nine month periods ended January 31, 2010 as compared to the corresponding periods in fiscal 2009 was largely driven by the reduction in force that occurred during fiscal 2009 and the third quarter of fiscal 2010.  As a result of the reduction, we experienced a decline in payroll and related expenses totaling $0.2 million and $1.1 million during the three and nine months ended January 31, 2010, respectively.  The reductions in headcount also lead to reductions in travel and other expenses that are largely driven by headcount totaling $0.1 million and $0.3 million for the three and nine months ended January 31, 2010, respectively.  We also experienced a $0.2 million decline in reduction-in-force related costs in the nine month period ended January 31, 2010 due to the fiscal 2009 reduction in force partially offset by the reduction in force completed in the third quarter of fiscal 2010.  See the discussions in the Reduction in Force section below. These decreases were partially offset by increases in outside consulting costs to help supplement the post reduction workforce of $0.3 million for the nine months ended January 31, 2010.  We expect research and development expenses to decrease in the fourth quarter of fiscal 2010 as a result of reduction in force that was completed in November 2009.

General and Administrative.

	Three months ended January 31,		Nine months ended January 31,		Change From Prior Year
$s in thousands	2010	2009	2010	2009	3 Month Period		9 Month Period
General & Administrative Expense	$1,242	$1,266	$4,245	$5,421	$(24)		$(1,176)
% of Revenue	28.7%	25.8%	27.3%	40.0%	2.9	%pts	(12.7	)%pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The relative stability in the level of expense for the three months ended January 31, 2010 and 2009 was largely due to the majority of cost reduction efforts relative to general and administrative spending being put in place prior to the third quarter of fiscal 2009.  The decrease in general and administrative expense in the nine months ended January 31, 2010 was largely due to a $0.3 million reduction in the cost of reduction in force expenses in fiscal 2010, primarily related to costs associated with lease loss recognized in fiscal 2009.  We also experienced decreases in professional fees of $0.2 million in the nine months ended January 31, 2010.  The decline in professional fees was due in part to not having to have our SOX compliance program independently attested to for fiscal 2009 or 2010 due to our change in status to a smaller reporting company in fiscal 2009.  Professional fees also declined due to the favorable resolution of our two outstanding legal matters over the last twelve months.  We also experienced a $0.4 million decline in compensation expenses for the nine months ended

January 31, 2010 due in large part to the impacts of the reduction in force in the general and administrative organizations conducted in fiscal 2009.  As part of our overall effort to control variable spending, spending on outside services in the nine months ended January 31, 2010 declined by approximately $0.1 million.    We expect general and administrative expenses to increase modestly in the fourth quarter of fiscal 2010 due to timing of expenses related to our annual financial audit.

Stock-based Compensation.

Stock-based compensation expense recognized in fiscal 2010 and 2009 was as follows:

	Three months ended January 31,		Nine months ended January 31,
$s in thousands	2010	2009	2010	2009
Cost of Sales	$47	$64	$135	$216
Sales and marketing	118	45	355	432
Research and development	59	(95)	224	279
General and administrative	123	121	616	629
Total	$347	$135	$1,330	$1,556

The decrease in stock based compensation for the nine months ended January 31, 2010, compared to the nine months ended January 31, 2009, is due to two key factors.  First and foremost is the reduction in options outstanding and therefore stock compensation linked to the reductions in force that occurred since the end of the second quarter of fiscal 2009.  The second key element of the decline is linked to the timing of option grants. As compensation related to older options, which were granted at higher fair values per share due to the stock price at the time of grant, become fully amortized, they are being replaced by newer option grants which are being issued at lower fair values due largely to the decline in our stock price.  The increase in stock-based compensation for the three months ended January 31, 2010, compared to the three months ended January 31, 2009, is primarily due to an adjustment to stock-based compensation recognized in fiscal 2009 related to the cancellation of options to employees in the engineering and sales and marketing departments due to the reductions in force.  Absent the impacts of adjustments to stock-based compensation in fiscal 2009, we expect to continue to experience a declining level of expense related to stock compensation.

Reduction in Force and Related Charges.

	Three months ended January 31,		Nine months ended January 31,
$s in thousands	2010	2009	2010	2009
Cost of Sales	$261	$—	$256	$31
Sales and marketing	77	89	64	323
Research and development	267	371	255	614
General and administrative	92	25	92	399
Total	$697	$485	$667	$1,337

In November 2009, we completed a reduction in force in an attempt to continue to reduce operating expenses.  As a result of this reduction in force, we reduced our workforce by approximately 10%.  In addition, we completed the sublease of office space vacated in fiscal 2009 and we identified additional impairments of fixed assets, which had become idle as a result of the reduction in force and are being held for sale. As a result of these activities, we recognized a charge in the third quarter of fiscal 2010 of approximately $0.7 million.  All individuals impacted by the reduction in headcount were notified of the termination of their employment as of November, 2009.

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

Other Income (Expense), Net.

	Three months ended January 31,		Nine months ended January 31,		Change From Prior Year,
$s in thousands	2010	2009	2010	2009	3 Month Period		9 Month Period
Other income (expense), net	$(11)	$346	$(660)	$15	$(357)		$(675)
% of Revenue	(0.3)%	7.1%	(4.2)%	0.1%	(7.4	)%pts	(4.3	)%pts

Other income (expense), net consists of interest income on our invested cash and cash equivalent balances, foreign currency activities, and a nominal amount of interest expense. The decrease in other income (expense), net for the three and nine months ended January 31, 2010 was primarily attributable to increased impairment losses on one of our auction rate securities, lower average cash balances as well as lower average returns on our invested cash due to the shift in our investment portfolio from auction rate securities to more liquid money market funds.  Other income (expense), net was also impacted by recognition of interest expense on the convertible note payable issued as part of entering into the exclusive distribution agreement with Simulscribe, for which there was no corresponding interest expense in fiscal 2009.

Income Taxes.

	Three months ended January 31,		Nine months ended January 31,		Change From Prior Year,,
$s in thousands	2010	2009	2010	2009	3 Month Period		9 Month Period
Provision for (benefit from) income taxes	$17	$(86)	$64	$50	$103		$14.
% of Revenue	0.4%	(1.8)%	0.4%	0.4%	2.2	%pts	0.0	%pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate for the three and nine month periods ending January 31, 2010 and 2009 were less than 1%.  The effective tax rate for the three and nine month periods ending January 31, 2010 and 2009 reflected our establishment of a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards.  As a result of this valuation allowance, our tax expense for the all periods presented is limited to certain minor state and foreign tax jurisdictions where we report limited profits.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2010 and April 30, 2009, we had cash and cash equivalents and investments totaling $34.4 million and $43.0 million, respectively. Of these, as of January 31, 2010, we had cash and cash equivalents of $31.5 million as compared to $38.6 million at April 30, 2009.  We had $2.9 million of short-term investments as of January 31, 2010 as compared to none at April 30, 2009 and we had $0.1 million and $4.4 million of long-term investments as of January 31, 2010 and April 30, 2009, respectively.  In August 2009, we renewed our $2 million line of credit facility with our bank.  The line of credit expires on July 31, 2010 and carries substantially the same terms as the old line of credit.   There were no amounts outstanding under the line as of January 31, 2010.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Nine months ended January 31,
	2010	2009
Cash flow from operating activities	$(3,989)	$(15,079)

The net use of cash in operations for the first nine months of fiscal 2010 was primarily attributable to the $12.7 million net loss experienced for the nine months of fiscal 2010, which was largely driven by softness in demand for our voice products as compared to our historical levels.  Although we have attempted to reduce our operating expenses by means of reductions in our workforce and tighter control over discretionary spending during the last two years, the resulting savings in cash outflows have not been sufficient to offset the reduction in cash inflows from collection of declining product revenue. Through our efforts to reduce our spending on operating expenses, we believe that we have been able to create an environment in which our legacy business in the TDM and VoIP communications equipment are operating at approximately cash flow break even and that the level of cash used in operations is primarily linked to the investments we are making in our new toktok and mStage product offerings. The impacts of the net operating loss were partially offset by the decline in the level of inventory since the end of fiscal 2009 due in large part to the consumption of inventory that had been built up in fiscal 2008 and 2009.

Our accounts receivable days sales outstanding at January 31, 2010 was approximately 59 days compared to 79 days at April 30, 2009.  The volatility in our days sales outstanding continues to be impacted by a non-linear pattern in our revenues and longer payment cycles attributable to our international customers.

We expect cash flows from operations to continue to be a use due to our continued operating losses.

	Nine months ended January 31,
	2010	2009
Cash flow from investing activities	$(3,225)	$19,708

We used $3.2 million in cash in our investing activities in the first nine months of fiscal 2010.  This cash usage was attributable to the purchase of fixed assets in preparation for our product launch of toktok and mStage later in fiscal 2010, the purchase of short-term investments, as well as the cost associated with entering into the exclusive distribution agreement with Simulscribe.  These uses of cash were partially offset by the sale of one of our last two remaining auction rate securities of $3.7 million.

	Nine months ended January 31,
	2010	2009
Cash flow from financing activities	$89	$175

The cash flow from financing activities in the first nine months of fiscal 2010 was due to funds received from the employee stock purchase plan and stock option exercises.   We expect to continue to have modest positive cash flows from financing activities due to employee stock plan activity.

We have no material commitments other than obligations under operating leases, particularly our facility leases and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting and our note payable as a result of our exclusive distribution agreement with Simulscribe.  We also have an earn out obligation under the Simulscribe agreement, which could be as much as $10 million depending on the level of revenues achieved during the 3 year term of the agreement. We currently lease approximately 61,000 square feet of space in the two buildings that form our Mountain View, California headquarters.  In September 2005, we renegotiated our Mountain View, California lease, which extended the lease term through July 31, 2011 and reduced the rent cost.  In September 2009, we issued a note payable to Simulscribe in the amount of $3.5 million, as described above.  Our contractual obligations as of January 31, 2010 did not change materially from April 30, 2009, other than the $3.5 million note payable and $10 million contingent earn out obligation to Simulscribe, and were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years
Operating leases	$1,637	$266	$1,371	$—	$—
Purchase commitments	2,185	2,185	—	—	—
Note payable associated with exclusive distribution agreement	3,500	—	3,500	—	—

Total	$7,322	$2,451	$4,871	$—	$—

Our total contractual commitments as of April 30, 2009, were by year in which they become due were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	Over 5 years
Operating leases	$2,429	$1,058	$1,371	$—	$—
Purchase commitments	1,585	1,585	—	—	—

Total	$4,014	$2,643	$1,371	$—	$—

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 72% of our revenue in first nine months of fiscal 2010 and 60% and 68% of our revenue in fiscal 2009 and 2008, respectively. Our largest customer in the first nine months of fiscal 2010 accounted for approximately 22% of our revenue in the first nine months of fiscal 2010 as compared to our largest customer in fiscal 2009 and 2008, which accounted for 22% and 35% of our revenue in fiscal 2009 and 2008, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels. In addition, our customer concentration exposes us to credit risk as, for example, 67% of our accounts receivable balance at January 31, 2010 was from four customers.

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

In September 2009, we entered into an exclusive world-wide distribution agreement with Simulscribe LLC to sell their transcription services to wholesale customers (including but not limited to wireline and wireless carriers, and voice mail service providers). The agreement has an initial term of four years.  Although the agreement has strong financial penalties if Simulscribe does not perform pursuant to the terms of the agreement, we are at risk if Simulscribe were to fail to: 1) adequately maintain its network infrastructure and workforce used to deliver the transcription services; 2) meet service level requirements negotiated with the wholesale customers; 3) adequately protect its intellectual property rights and its licenses of third party technology vital to the operation of their transcription service; and/or 4) exercise due care over its obligations to keep data being transcribed confidential.  If any or all of these risks were to materialize, it could not only adversely impact our transcription service revenue but could also adversely impact our other mid-call service product revenues, such as toktok, should wholesale customers lose confidence in our overall service offering. Further, if we are not able to realize the financial penalties in the agreement, we would have expended cash on entering into this agreement and not recover our investment in this aspect of our business.

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

We believe we will face competition for our Voice Applications initiative.  Independent software vendors could develop competing applications.  These independent software companies have access to the necessary technology to develop competing applications.  In addition, some of these independent software vendors have more experience with voice recognition technology. Two of the largest competitors in the voice transcription market, Nuance and Spinvox, merged subsequent to our becoming the exclusive distributor of Simulscribe’s transcription service to wholesale customers.  Although we believe we have certain technological advantages to certain of the transcription services offered by the combined company, the merger may impact our ability to close certain business opportunities that we believe exist in the transcription market.

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

SOME OF THE KEY COMPONENTS AND LICENSED TECHNOLOGIES USED IN OUR PRODUCTS ARE CURRENTLY AVAILABLE ONLY FROM SOLE SOURCES, THE LOSS OF WHICH COULD DELAY PRODUCT SHIPMENTS.

We rely on certain suppliers as the sole source of certain key components and licensed technologies that we use in our products. For example, we rely on Texas Instruments as the sole source supplier for the digital signal processors used in our echo cancellation and voice enhancement products. We have no guaranteed supply arrangements with our suppliers. Any extended interruption in the supply of these components would affect our ability to meet scheduled deliveries of our products to customers. If we are unable to obtain a sufficient supply of these components, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components.

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

IN THE FUTURE WE MAY BE, SUBJECT TO SECURITIES CLASS ACTION LAWSUITS DUE TO DECREASES IN OUR STOCK PRICE.

We are at risk of being subject to securities class action lawsuits if our stock price declines substantially, similar to what happened in 2005. Although we were successful in that litigation, if our stock price declines substantially in the future, we may be the target of similar litigation.  Any future, securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business .

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

As of January 31, 2010, we held one B3 rated auction rate security (B3 rated ARS), totaling $10.0 million of par value, which failed to settle since the second quarter of fiscal 2008. Due to the prolonged nature of the decline in value of this auction rate security, the severity of the decline and no clear indication of when it might settle, we determined that the unrealized loss was no longer temporary. Therefore, we have recognized a total of $9.9 million of impairment charges in the consolidated statement of operations since the beginning of the fourth quarter of fiscal 2008 ($1.0 million in the first nine months of fiscal 2010). It is possible that we will never receive any amount for this auction rate security. As of February 28, 2010, we continued to hold this auction rate security, See Item 3 below for a further discussion of our auction rate securities.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of January 31, 2010 and April 30, 2009, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempted to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities which prior to the fourth quarter of fiscal 2008 management has been able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments. Those securities with maturities of greater than one year, including auction rate securities that failed to settle and which based on their nature do not appear likely to settle in the near term, are classified as long-term investments. Short-term investments consist primarily of certificates of deposit with maturities of less than 1 year and long-term investments consist primarily of auction rate securities in asset backed securities and corporate notes. Our investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale took place. In the first nine months of fiscal 2010 and during fiscal 2009, we realized no gains or losses on our investments, but we did recognize an impairment charge of $1.0 million and $4.7 million in the first nine months of fiscal 2010 and during fiscal 2009, respectively, on certain of our auction rate securities that failed to settle.

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to settle, are reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of January 31, 2010 and April 30, 2009, we held one auction rate security totaling $10.0 million of par value, which had an original rating at the time we purchased them of AA but is currently rated B3 (B3 rated ARS) and has failed to settle at auctions since the second quarter of fiscal 2008.  As of April 30, 2009, we held one additional auction rate security with a par value of $3.7 million, which settled in the second quarter of fiscal 2010 at its stated par value. The issuer of the B3 rated ARS recently announced that it was suspending all interest payments.  The fair value of the B3 rated ARS no longer approximates par value. Accordingly, we have recorded these investments at a fair value of $0.1 million as of January 31, 2010 ($1.1 million as of April 30, 2009). Due to the prolonged nature and the severity of the decline in the value of the B3 rated ARS that has failed to settle since the second quarter of fiscal 2008 and no clear indication of when it might settle, we determined that the unrealized loss was no longer temporary. Therefore, we have recognized $1.0 million and a $4.7 million of impairment charges in the first nine months of fiscal 2010 and fiscal 2009, respectively, on this auction rate security. In the aggregate, we have recognized impairment losses related to the B3 rated ARS of $9.9 million since the fourth quarter of fiscal 2008.  We will continue to analyze our B3 rated ARS each reporting period for impairment and may be required to recognize an impairment charge in the statement of operations if the decline in fair value is determined to be other than temporary. The fair value of these securities has been estimated by management based on assumptions that market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions.

Our investment securities are not leveraged. Due to the short-term nature of our investments, they are not subject to significant fluctuations in their fair value due to changes in interest rates. As such, the recorded fair value of the investments at January 31, 2010 and April 30, 2009 approximates the fair value after assuming a hypothetical shift in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over the remaining life of the investments, which shifts are representative of the historical movements in the Federal Funds Rate. 100 BPS equals 1%.

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of January 31, 2010 and April 30, 2009 (dollars in thousands). Carrying value approximates fair value.

	January 31, 2010		April 30, 2009
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$31,461	0.08%	$38,586	0.65%
Short-term investments	2,880	0.33%
Long-term investments	100	2.09%	4,448	2.83%

Total	$34,441	0.11%	$43,034	0.88%

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

Disclosure Controls and Procedures

Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of January 31, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of January 31, 2010, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended January 31, 2010 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T — Controls and Procedures

Not Applicable

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 23, 2006, August 25, 2006, and November 3, 2006, three actions were filed in United States District Court for the Northern District of California (Case Nos. C06-05157, C06-05242, and C06-6877) purportedly as derivative actions on behalf of Ditech Networks (the “Company”) against certain of the Company’s current and former officers and directors alleging that between 1999 and 2001 certain stock option grants were backdated; that these options were not properly accounted for; and that as a result false and misleading financial statements were filed. These three actions have been consolidated under case number C06-05157. On December 1, 2006, a fourth derivative complaint making similar allegations against many of the same defendants was filed in California Superior Court for the County of Santa Clara (Case No.106-CV-075695). On April 19, 2007, the California Superior Court granted the Company’s motion to stay the state court action pending the outcome of the federal consolidated actions.

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

On July 16, 2007, the Court granted the individual defendants’ motion to dismiss without prejudice. On September 21, 2007, plaintiffs filed a second amended complaint. On November 30, 2007, the Company moved to dismiss the complaint for failure to make a demand on the board of directors and for lack of standing. On the same day, the individual defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. A hearing on these motions was held on February 8, 2008. On March 26, 2008, the Court granted the individual defendants’ motion to dismiss without prejudice, ordering plaintiffs to file any amended complaint by April 25, 2008. Plaintiffs did not file an amended complaint. On April 25, 2008, plaintiffs purported to make a shareholder demand on Ditech’s board of directors, demanding that Ditech’s board investigate and remedy the alleged stock option manipulation and insider trading. On May 12, 2008, defendants filed a motion for dismissal with prejudice based, in part, on plaintiffs’ failure to comply with the Court’s March 26, 2008 Order.   The terms of the settlement include (1) the adoption and/or implementation of a variety of corporate governance measures, including enhanced stock option granting and compliance procedures that relate to and address many of the underlying issues in the Actions, the separation of Chairman of the Board and CEO positions, and the appointment of a lead independent director; and (2) the Company’s payment of Plaintiffs’ counsel’s attorneys’ fees and expenses in the amount of $1.05 million.  No shareholder objected to the settlement, and on January 13, 2010, the Court entered its “final order and judgment,” finding that the settlement was “fair, reasonable and adequate” and approving of the settlement, on a final basis.  The time to appeal the Court’s judgment has since passed.  Based on the settlement and the amount of anticipated insurance coverage from the Company’s directors and officers insurance policy, we do not expect to have a material impact from this settlement.

These derivative actions were previously reported in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 2, 2009, and our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 2, 2009 and December 11, 2009.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2009, as filed with the SEC on July 2, 2009, have not substantively changed, except for the following risk factors:

1.  The risk factor “We Depend On A Limited Number Of Customers, The Loss Of Any One Of Which Could Cause Our Revenue To Decrease,” was revised to include first nine months of fiscal 2010 financial and credit risk information associated with our customer concentration.

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

4.  The risk factor “We Use Primarily One Contract Manufacturer To Manufacture Our Products, And If We Lose The Services Of This Manufacturer Then We Could Experience Increased Manufacturing Costs And Production Delays,” was revised to reflect that we now rely on one rather than two contract manufacturers.

5.  The risk factor “We Face Intense Competition, Which Could Adversely Affect Our Ability To Maintain Or Increase Sales Of Our Products,” was updated to include the competitive impacts on our transcription service business.

6.  The risk factor “Some Of The Key Components And Licensed Technologies Used In Our Products Are Currently Available Only From Sole Sources, The Loss Of Which Could Adversely Impact Product Shipments,” has been updated to included the impacts of the loss of sole source licensed technology in addition to sole sourced components.

7.  The risk factor “We Currently Are, And In The Future May Be, Subject To Additional Securities Lawsuits,” was deleted due to final approval of our settlement with the plaintiffs.

8.  The risk factor “There Is Risk That Our Auction Rate Securities Will Not Settle At Auction And We May Experience Additional Other Than Temporary Declines In Value, Which Could Cause Additional Charges To Be Realized On Our Statement Of Operations” has been revised to include first nine months of fiscal 2010 financial information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Networks, Inc.

Date: March 15, 2010	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document
2.1(1)	Asset Purchase Agreement, dated as of April 16, 2002, by and between Ditech and Texas Instruments
2.2(2)	Asset Purchase Agreement, dated as of July 16, 2003, by and between Ditech Communications Corporation and JDS Uniphase Corporation
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