Form 10-K
period 2010-04-30
DITECH NETWORKS INC
filed 2010-07-14
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2010
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

(650) 623-1300
(Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	The NASDAQ Stock Market, Inc

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $14,702,934 as of October 31, 2009 based upon the closing price on the Nasdaq Global Market reported for such date. Excludes an aggregate of 14,831,782 shares of common stock held by executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any such person should not be construed to indicate that a determination has been made that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

          The number of shares outstanding of the Registrant's Common Stock as of June 30, 2010 was 26,493,125 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the 2010 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

DITECH NETWORKS, INC.

FORM 10-K

INDEX

Trademarks:

        Ditech, Ditech Networks (and the Fern logo), VQA and PeerPoint are registered trademarks of Ditech Networks. mStage and toktok are trademarks of Ditech Networks. This Annual Report on Form 10-K also includes trademarks of companies other than Ditech.

i

Ditech Networks, Inc.

Part I

Item 1—Business

        This Annual Report contains forward-looking statements that relate to future events or future financial performance. Forward looking statements generally can be identified by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "targets", "predicts", "intends", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under "Item 1A—Risk Factors" and elsewhere in this Annual Report. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

        Where we use the words "Ditech," "we," "our" or similar expressions, we are referring to Ditech Networks, Inc. and each of our wholly-owned subsidiaries. Our fiscal year ends on April 30. Consequently, when we refer to a specific fiscal year we are referring to the 12 months ended on April 30 of that year. For example, fiscal 2010 means the 12 months ended April 30, 2010.

General

        Ditech Networks, Inc. ("Ditech") is a global telecommunications equipment supplier for voice networks. We develop, produce and sell voice quality enhancement solutions as well as voice applications solutions to telecommunication service providers worldwide. Our voice quality enhancement solutions enable service providers to deliver consistently clear, end-to-end communications to their subscribers. We believe our new voice application platform will revolutionize modern communications by enabling carriers to benefit from voice-enabled Web 2.0 and unified communications services.

        Our voice quality products include echo cancellers, which are used to effectively eliminate echo, a significant problem in existing and emerging voice networks. We also have voice quality products that incorporate both echo cancellation and a new generation of voice quality enhancement technology called Voice Quality Assurance (VQA). VQA addresses various voice quality issues in wireline and wireless networks, including a broader spectrum of echo, background noise and inconsistent voice levels. In addition, we have voice quality products that have the ability to accurately measure and report on audio impairments, a technology called Experience Intelligence (EXi). Over the last three fiscal years, voice quality products, which include our echo cancellation and VQA platforms, have comprised substantially all of our revenue. We have also developed an IP platform, the Packet Voice Processor (PVP), which represents our entry into service providers' Internet Protocol (IP) networks using Voice over Internet Protocol (VoIP) technology. The Packet Voice Processor incorporates our VQA and EXi technology to address voice quality issues specific to packet networks. We acquired Jasomi Networks, Inc. (Jasomi) in the first quarter of fiscal 2006. Jasomi developed and sold session border controllers that enable VoIP calls to traverse the network address translation (NAT) and protect networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. As of the end of fiscal 2009, we had incorporated some functionality from the Jasomi platform into the PVP and have now limited research and development and marketing efforts for the Jasomi product.

        Our voice application initiative could represent a significant growth opportunity for us. In February of 2009, we announced the mStage Media Processor platform, which we are designing to enable carriers to cost-effectively offer access to telephony and web-based applications before, during, and after a phone conversation. We believe the mStage Media Processor ("mStage") is a revolutionary, propriety network-based platform for carriers that is being designed to allow the web and / or web-based content to become part of a voice conversation, and it is based on COTS NEBS-III compliant hardware to efficiently support a wide range of media services and media mixing. This is intended to bring carriers into the "open mobile application" market across all of their mobile telephone offerings by allowing developers to build voice-to-web and web-to-voice applications on the carrier grade platform. In March of 2009, we announced toktok. toktok is being designed to demonstrate a series of new, compelling voice-enabled services that connect people with popular web productivity tools, either before, during or after a phone call. toktok is being designed to easily integrate web applications, social networks, calendars and contact management systems, enabling people to schedule appointments, create new tasks, conference in others, and more—all mid-conversation. The service is being designed to instantly activate when 'toktok' is said during a phone call, eliminating the hassle and worry of dropping a call while manually checking availability or fumbling through a contact list. We also intend to enable carriers and third-party software developers to create an unlimited number of additional applications beyond what Ditech will provide via an open development program. During fiscal 2010, we entered into an exclusive distribution relationship with Simulscribe, LLC. ("Simulscribe"), a provider of voice-to-text transcription services. As part of this relationship we obtained exclusive worldwide distribution rights to sell Simulscribe's voice-to-text services, known as PhoneTag. We believe that PhoneTag provides a meaningful complement to the other voice technologies being developed under our mStage and toktok product initiatives.

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

Our Mobile Voice Quality Products

        Our voice quality products are designed to solve voice quality issues, such as echo, background noise and inconsistent voice levels primarily in mobile networks. Our products also serve wireline and satellite networks. Our echo cancellation product family includes a mixture of both single and multi-port, stand-alone echo cancellers and several broadband, system-based products. Our voice processing platforms are designed to support a large variety of voice processing algorithms, such as the features in VQA and EXi. These products are the Quad Voice Processor (QVP), with four T1 or E1 interfaces, and the Broadband Voice Processor-Flex (BVP-Flex) with high capacity any-to-any interfaces such as DS-3, STS-1, OC-3 and STM-1. Both platforms can be factory configured to support a wide range of digital signal processor, or DSP, computational levels and can be field upgraded to support the purchase of new software features. Revenue generated by sales of our mobile voice quality products comprised 70%, 88% and 85% of total revenues in fiscal 2010, 2009 and 2008, respectively.

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

Our VoIP Products

        Because of the high expectations of their customers, VoIP service providers are working to provide a service level that is as good as, or better than, services offered over traditional circuit-switched networks. Leveraging our VQA technology, which addresses packet loss and jitter, we believe that our newest product platform, the Packet Voice Processor, addresses these voice quality issues. Our PVP began production shipment in early fiscal 2007 and less than 5% of our revenue in fiscal 2007 was generated from our VoIP products. In fiscal 2010, 2009 and 2008, approximately 25%, 12% and 15% of our revenue, respectively, was generated from our VoIP products, principally our PVP product.

        The success of a voice or video IP network largely depends on being able to make the right connections without having to redefine infrastructure or compromise security.

        The following table summarizes our current mobile Voice-over-IP product and currently available features.

Product	Description	Functionality
Packet Voice Processor	The Packet Voice Processor delivers packet voice processing for an IP network, offering a comprehensive set of voice processing features that ensure consistent, clear voice quality while maximizing carrier service offerings. These features include codec transcoding for wireline and wireless networks, our VQA software suite, and an advanced voice quality monitoring capability. The carrier-grade system offers scalable VoIP processing with Gigabit Ethernet connectivity, targeted at both North American and international network operators	• up to 48,000 VoIP sessions per 7' rack • Any-to-many codec transcoding • Advanced voice quality enhancement • Sophisticated voice quality monitoring and packet quality assurance

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

Our Voice Services Products

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

        This platform comprises both proprietary hardware, our mStage™ Media Processor ("mStage"), and software, our Mobile 2.0 Media Applications. We believe that mStage is a revolutionary, propriety network-based platform for mobile carriers that can allow the web to become part of a voice conversation. mStage is based on COTS NEBS-III compliant hardware that efficiently supports Ditech-provided media services (i.e. keyword spotting, VQA) and media mixing. In addition, mStage includes proprietary management and operating layers which provide carrier-grade reliability and manageability.

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

        In addition, we are also designing our first series of applications to be included as part of our Mobile 2.0 media applications, as follows:

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

  •
  Reminders/Alerts:  Receive voice notification of meetings, caller ID, and other scheduled events or unscheduled alerts

  •
  Voice Pokes:  Allow other parties to send voice messages to you during a call

        These media applications are designed to run any carrier-grade Application Server (i.e. IBM's WebSphere, BEA's WebLogic, JBOSS, etc.). We do not intend to compete against the application server vendors; our voice services products are designed to add value on top of those products. These media applications also require an Interactive Voice Response ("IVR") system, and our offering is designed to use any of the commercially available IVR solutions (i.e. AT&T's Watson, IBM's WebSphere Voice Server, and Nuance's Recognizer) that carriers typically already have licensed for other applications.

        The initial product release of toktok is currently being demonstrated to carrier prospects. We expect development of the first release of mStage to also be completed by the in the first half of fiscal 2011. We expect to begin to recognize our first revenue from the new voice products in the latter half of fiscal 2011. In an effort to supplement these internally developed products, we entered into an exclusive distribution relationship with Simulscribe, a provider of voice-to-text transcription services. As part of this relationship we obtained exclusive worldwide distribution rights to sell Simulscribe's voice-to-text services, known as PhoneTag. We are continuing to develop new applications utilizing voice to interface with historically key-board only applications.

Customers

        While we added new customers in fiscal 2010 and continued to do business with major North American long distance companies, the majority of our domestic revenue was generated from sales to AT&T and Verizon Wireless. AT&T accounted for 30% of our total worldwide revenue in fiscal 2010 compared to 3% in fiscal 2009 and 7% in fiscal 2008. Verizon Wireless accounted for 16% of our total worldwide revenue in fiscal 2010 compared to 22% in fiscal 2009 and 35% in fiscal 2008. We also had one other customer that accounted for over 10% of revenue, Intercall, a VoIP-based conference call provider that accounted for 13% of our revenue in fiscal 2010. All of our revenue is from external customers.

        We market our products, both domestically and internationally; information by geographic region with respect to revenues from external customers and long-lived assets, is set forth in Note 11 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and our measures of profit and loss are included in our Consolidated Financial Statements and this information is incorporated by reference here. Historically, the majority of our sales have been to customers in the U.S. These customers accounted for approximately 72%, 46% and 63% of our revenue in fiscal 2010, 2009, and 2008, respectively. Virtually all of our long-lived assets are located in the U.S. See "Item 1A—Risk Factors—We May Experience Unforeseen Problems As We Diversify Our International Customer Base, Which Would Impair Our Ability To Grow Our Business" for a discussion of risks associated with both domestic and international operations.

        Backlog.    Our backlog for voice processing products was approximately $1.6 million and $1.5 million as of the first business day of June 2010 and 2009, respectively. Our backlog consists of (1) orders confirmed with a purchase order for product from which we expect to recognize revenue within 120 days to customers with approved credit status, (2) shipments classified as deferred revenue, which we expect to recognize as revenue within 120 days, and (3) deferred maintenance revenue, which we expect to recognize within 120 days. A shipment may be classified as deferred revenue for a variety of reasons including, but not limited to, concerns over collectiblity or contractual terms when installation is provided. Backlog at June 1, 2010 and 2009 excludes $1.5 million and $1.5 million, respectively, of orders for which shipment dates are undefined or which extend beyond 120 days. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules, we do not believe that our backlog as of any particular date is necessarily predictive of actual net sales for any future period. However, when backlog levels entering a fiscal quarter are low relative to the forecast revenue for that quarter, it places greater reliance on generating new orders during that fiscal quarter to meet our revenue targets.

Research and Development

        Our engineers are dedicated to and focused on designing and developing next generation voice processing products for both circuit-switched and VoIP networks. Our research and development expenses for fiscal 2010, 2009 and 2008 were approximately $10.6 million, $12.6 million and $17.9 million, respectively. The decrease in spending in fiscal 2010 and 2009 was largely due to reductions in force that were undertaken since early in the third quarter of fiscal 2009, which have resulted in a reduction in payroll and stock compensation due to decreases in engineering headcount, partially offset by the cost of the reduction in force. Our research and development efforts are driven by market demand and customer feedback. We have created a structured process for undertaking all product development projects. Following an assessment of market demand, our research and development team develops a set of functional product specifications based on input from our product management, sales and post-sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market. As of April 30, 2010, we had 29 employees in Research and Development and we believe that retaining those personnel and recruiting new personnel, as necessary, will be essential to our continued success.

        See "Item 1A—Risk Factors" below for a discussion of risks related to timely specification and development of products for commercial viability.

Manufacturing

        We operate as a "virtual" manufacturing organization by relying on contract manufacturers to assemble our voice processing products. The vast majority of our products are currently manufactured by one contract manufacturer that manufactures our products based on rolling forecasts provided by us. The rolling forecasts we submit to our contract manufacturer are based on our expectations of customer demand, or in the case of prototypes or lab equipment, internal demand. We generally do not own the products or components until they are shipped to us. In certain circumstances, we may be liable to our contract manufacturer for carrying and obsolete material charges for excess components purchased based on our forecasts. We perform final test, configuration and shipping functions for our voice processing products. Our raw materials are procured from outside suppliers, primarily through our contract manufacturer. Several components used in our products are sole sourced. We closely monitor supplies of parts and supplier lead times in an attempt to mitigate the risk of component availability affecting our ability to deliver product to our customers. In cases where we believe that a particular sole source component is too critical or expensive to replace and we believe that there may be availability issues, we have, and will continue to, buy components in excess of our immediate needs to help mitigate the risk of component shortages in the future. In procuring digital signal processors for our echo cancellation products, we and our contract manufacturer rely on Texas Instruments as our sole supplier, as our software license agreement with Texas Instruments stipulates that we will only use their processors to run the licensed Texas Instruments software. Our future success will depend in significant part on our ability to obtain components on time, at competitive prices, and in sufficient quantities to meet demand. Although we believe that there are currently ample supplies of components, we have experienced part shortages in prior years, which had a direct impact on revenues and results of operations and we may experience shortages again in the future. See "Item 1A—Risk Factors" below for a discussion of risks related to manufacturing our products.

        We are ISO 9001:2008 and ISO 14001:2004 certified and we encourage our contract manufacturers and strategic partners to be ISO 9000:2008 registered. As part of our 14001-certified management system and our overall commitment to the environment, we have investigated the requirements set forth by the RoHS directive, which is a European directive that restricts the use of certain hazardous substances in electrical and electronic equipment. Based on some independent industry benchmarking, and guidance offered by the UK's Department of Trade and Industry, we have designed our product, telecommunication network infrastructure equipment, to comply under the lead-in-solder exemption, commonly known as "5 of 6" compliant with the RoHS directive. We have also completed our investigation in support of the China RoHS initiative and are compliant with this initiative as well. Effective January 1, 2006, we began shipping Waste Electrical and Electronic Equipment (WEEE) compliant products as referenced in the WEEE directive (2002/96/EC). We will continue to monitor the evolution of RoHS directive (2002/EC/96), WEEE (2002/96/EC) and China's version of RoHS directives, as well as related industry activities and will take appropriate compliance action for those products that we sell into EU countries and territories.

Sales and Marketing

        We primarily rely on our direct sales force to sell our voice processing products domestically and on a combination of a direct sales force, value-added resellers, distributors and sales agents internationally. We have continued to expand our network of value-added resellers, distributors, and sales agents that sell our products internationally, and continued to enhance our web site marketing. Due to the weakened level of demand for our products over the last three fiscal years, we executed some targeted reductions in spending in an effort to control our costs until such time as our sales recover. The focus of spending has been to increase our international presence and to promote the introduction of our new products over this period of time. See "Item 1A—Risk Factors" below for a discussion of risks related to effectively marketing and selling our products.

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

Patents and Intellectual Property Rights

        Our future success will depend, in part, on our ability to protect our intellectual property. We rely primarily on nondisclosure agreements as well as copyright, trademark, trade secret laws, and other methods to protect our proprietary voice processing technologies and processes. However, where it is applicable and when we deem it appropriate, we have sought and may seek patent protection for technologies or inventions we develop, including but not limited to the pending domestic and international patent applications related to our VoIP and mStage/toktok products. Nevertheless, these measures may not be adequate to safeguard the proprietary technology underlying our voice quality products.

        In April 2002, we secured a long-term license of the echo cancellation software from Texas Instruments. We are dependent on the license of this technology and continued support from Texas Instruments, as it is the fundamental technology incorporated in our echo cancellation products.

        In fiscal 2010, we entered into a reseller agreement with Simulscribe under which we obtained the right to use and resell Simulscribe's technology around voice transcription, for which technology Simulscribe is in the process of seeking patents. The reseller agreement will continue indefinitely unless terminated by Simulscribe or Ditech under specified conditions, such as material breach of the agreement.

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

Employees

        As of April 30, 2010, we had 93 employees, 16 of whom were primarily engaged in operations, 29 in research and development, 35 in sales, marketing and technical support and 13 in finance and administration. Our employees are not represented by any collective bargaining agreement, and we have not experienced a work stoppage. We believe our employee relations are good.

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

Item 1A—Risk Factors

        Our business and the value of our stock are subject to a number of risks, which are set out below. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected, which would likely have a corresponding impact on the value of our common stock. Furthermore, the risks set forth below may cause actual results to be different than those projected in the forward-looking statements made in this Form 10-K. These risk factors should be carefully reviewed.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

        Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 75% of our revenue in fiscal 2010 and 60% and 68% of our revenue in fiscal 2009 and 2008, respectively. Our largest customer in fiscal 2010 accounted for approximately 30% of our revenue in fiscal 2010 as compared to our largest customer in fiscal 2009 and 2008, which accounted for 22% and 35% of our revenue in fiscal 2009 and 2008, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels.

MERGER ACTIVITY AND DELAYS IN TRANSITIONS IN OUR CUSTOMERS' TECHNOLOGIES OR INFRASTRUCTURES MAY CAUSE DELAYS OR IMPEDIMENTS TO PURCHASING OUR PRODUCTS.

        Since the beginning of calendar year 2004, North American telecommunication service providers have been involved in a series of merger and acquisition activities and some affected telecommunication service providers are still assessing their network technology and deployment plans. In any merger, product purchases for network deployment may be reviewed, postponed or canceled based on revised plans for technology or network expansion for the merged entity. More recently, we have also experienced changes in buying patterns due to carrier transitions from their legacy TDM/networks to VoIP networks and the impact of the world-wide economic and credit crisis. These more recent factors have directly impacted the timing and magnitude of carriers' buying patterns, as they are closely watching their capital spending and are looking to minimize their investments in their legacy network configurations but have been slow to deploy large scale VoIP networks. Until carrier transition strategies from legacy TDM/networks to newer 3G and 4G networks get clarified and the economic and credit markets return to a more normal state, our revenue could be more volatile due to timing issues around large customer purchases.

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

IN PERIODS OF WORSENING ECONOMIC CONDITIONS, OUR EXPOSURE TO CREDIT RISK AND PAYMENT DELINQUENCIES ON OUR ACCOUNTS RECEIVABLE SIGNIFICANTLY INCREASES.

        A substantial majority of our outstanding accounts receivables are not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results. This exposure to credit risk is enhanced by our customer concentration; for example, 86% of our accounts receivable balance at April 30, 2010 was from four customers.

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

DESPITE OUR RECENT ENTRANCE INTO THE VOICE SERVICES MARKET, IN THE NEAR TERM WE WILL REMAIN RELIANT PRIMARILY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

        We expect that, at least through fiscal 2011, our primary business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, limits the rate of growth of this portion of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for the products we have sold in the last few fiscal years, which are deployed in mobile and wireline networks. Although fiscal 2010 was the first year in which revenue from our Packet Voice Processor (PVP) targeted at the VoIP market was greater than 20% of our total revenue, sales of our PVP product have been volatile from quarter to quarter. As such, there is no guarantee that revenue from our PVP product in any given quarter will continue to exceed 20% of our total revenue or that we will continue to be successful in selling the PVP in volume into those VoIP networks.

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE WHICH COULD CAUSE OUR SALES TO DECLINE.

        We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. For example, the future growth of our company is substantially dependent on the successful commercial launch of our mStage and toktok products, and our ability to successfully distribute the PhoneTag services. If these products do not receive substantial commercial acceptance, the ability to grow our business will be adversely impacted. In addition, although we have experienced substantial revenue from our VQA products over the last few fiscal years, there is no guarantee that our VQA products will continue to meet the expectations of new potential customers or that customers will continue to invest heavily in traditional TDM/wireline network infrastructure. As such, the timing of our realization of any additional revenues from the VQA platforms could be delayed or not materialize at all.

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

        We are working with equipment providers for other elements of communications networks, including but not limited to Bluetooth headset providers, in an effort to license our voice algorithms for use in their devices. Although we believe that porting our algorithms to these new devices will not be a material undertaking, there is no guarantee that we will be successful in the porting efforts or that we will gain market acceptance. In addition, as the barriers to entry related to technology embedded in communication network devices are low, there is no guarantee that our competitors, who may have more resources and/or market presence, will not enhance their offerings to compete directly with our technology. Further, there is no guarantee that if and when our algorithms become adopted in other portions of the communications network that they will not reduce the demand for our existing voice processing platforms, which could adversely impact our revenues and increase the risk for excess or obsolete inventory in our existing platforms.

THERE IS NO GUARANTEE THAT OUR DEVELOPMENT EFFORTS ON OUR NEW MSTAGE PRODUCT WILL BE COMPLETED IN THE DESIRED TIME FRAME OR THAT WE WILL EXPERIENCE THE DESIRED CUSTOMER DEMAND AND DIVERSIFICATION FROM OUR VOICE SERVICES PRODUCTS.

        Although we have received positive feedback from the market related to our recent voice services product announcements, including most recently our announced exclusive distribution agreement for voice-to-text transcription services, there is no guarantee that we will be successful in our development efforts or that they will be completed in a timely enough manner to generate meaningful levels of revenue. Further there is no guarantee that we will capture the desired market share before our competitors attempt to introduce competing technology. In addition, there is no guarantee that the market will embrace the use of any or all of the voice services products that we are bringing to market, such as our voice interface to interact with web applications like social networking and IM on-demand, during a phone call, or our voice-to-text transcription services, which also could lead to actual revenue from this new product offering not achieving our expectations. If we fail to generate meaningful revenue from our new products in development and our exclusive distribution agreement for transcription services, we may not be able to recoup our investment in these products and, further, our ability to become profitable may be adversely impacted.

OUR TRANSCRIPTION CUSTOMERS RELY ON OUR PROVIDING A SECURE PRODUCT THAT PROVIDES REASONABLE ASSURANCE OF CONFIDENTIAL TREATMENT OF THEIR TRANSCRIBED MESSAGES.

        Providing a secure transcription product that provides reasonable assurance of maintaining customer confidentiality is critical to the success of our distribution of transcription services and ultimately our overall voice services product offering. Although we believe that the procedures and systems we have put in place provide for a secure environment, there is no guarantee that these efforts will continue to provide the same level of security given the constantly changing nature of technology. Any failure to maintain a secure environment, including a perception of not maintaining a secure environment for transcription services, could adversely impact customer adoption and use of our transcription services and therefore our growth opportunities.

VOICE SERVICE PRODUCTS MAY NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE, WHICH COULD LIMIT OUR ABILITY TO GROW OUR VOICE SERVICES BUSINESS.

        We have invested, through both internal development effort and our exclusive distribution agreement with Simulscribe, in the burgeoning voice services market. We believe that this market will provide a key to the growth opportunity for telecommunication carriers and therefore providers of voice service products. However, the market for speech technologies is relatively new and rapidly evolving. Our ability to grow and diversify our revenue depends in large measure on the acceptance of our voice services products. In the event that our customers do not embrace voice services as a viable source of revenue growth or they adopt the technology more slowly than we anticipate, it could adversely impact our ability to grow our revenues and we may not be able to recover the costs associated with our investment in our voice business, including the costs invested in our distribution relationship with Simulscribe.

WE ACT AS THE SOLE DISTRIBUTOR OF SIMULSCRIBE TRANSCRIPTION SERVICES, AND THE MAJORITY OF THE TRANSCRIPTION CUSTOMER AGREEMENTS HAVE PERFORMANCE LEVEL REQUIREMENTS WHICH INCLUDE PENALTY CLAUSES FOR FAILURE TO MEET THOSE PERFORMANCE LEVELS.

        We have recently entered into an exclusive world-wide distribution agreement with Simulscribe to sell their transcription services to customers (including but not limited to wireline and wireless carriers, and voice mail service providers). The agreement has an initial term of four years. As part of our agreement with Simulscribe, we have assumed management responsibility of the third party manual transcription centers. The vast majority of our customer agreements for transcription services include service level requirements, which provide for penalties should the contract service levels not be maintained. We believe we have put in adequate redundancy features to mitigate the risks of failing to meet our service level obligations and have not experienced any penalties to date for failure to meet these service level commitments. However, if we or our third party manual transcription providers fail to meet the service level requirements, it could not only adversely impact our transcription service revenue but could also adversely impact our other voice services product revenues, such as toktok, should voice services customers lose confidence in our overall service offering.

MANY OF OUR OPERATING EXPENSES ARE RELATIVELY FIXED AND, AS A RESULT, CHANGES IN OUR REVENUES SIGNIFICANTLY AFFECTS OUR OPERATING RESULTS, WHICH HAS CAUSED OUR OPERATING RESULTS TO HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND WE ANTICIPATE THAT THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

        Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue significantly declines, as we experienced over the last few years, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price. For example, we have experienced delays in customers finalizing contracts and/or issuing purchase orders, which have resulted in revenues slipping out of the quarter in which we had expected to recognize them. This resulted in revenue shortfalls from investor expectations during several quarters over the last 24 months and ultimately resulted in us experiencing declines in our stock price following the announcement of these revenue shortfalls.

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

        In addition, the sales cycle for our products is typically lengthy. Before ordering our products, our customers perform significant technical evaluations, which typically last up to 90 days or more for our base echo cancellation systems and up to 180 days or more for our newer VQA and PVP product offerings. Our newer voice services product offerings are also subject to free evaluation periods of up to 60 days to allow potential customers a chance to trial the product to determine if it meets their needs. Once an order is placed, delivery times can vary depending on the product ordered and the timing of installations or product acceptance may be delayed by our customers. As a result, revenue forecasted for a specific customer for a particular quarter may not occur in that quarter. Further, in a fiscal quarter for which we enter the quarter with a small backlog relative to our revenue target, we are at heightened risk for the factors noted above as we are more dependent on the generation of new orders within the quarter to meet the revenue targets. Because of the potentially large size of our customers' orders, this would adversely affect our revenue for the quarter.

OUR EXPENSES MAY VARY FROM PERIOD TO PERIOD.

        Although many of our expenses do not vary materially with changes in our revenue levels, factors that could cause our expenses to fluctuate from period to period include:

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

WE USE PRIMARILY ONE CONTRACT MANUFACTURER TO MANUFACTURE OUR PRODUCTS, AND IF WE LOSE THE SERVICES OF THIS MANUFACTURER THEN WE COULD EXPERIENCE INCREASED MANUFACTURING COSTS AND PRODUCTION DELAYS.

        We currently outsource manufacturing primarily to one contract manufacturer. We believe that our current contract manufacturing relationship provides us with competitive manufacturing costs for our products. In the latter half of fiscal 2010, we shifted the production from the contract manufacturer that had built the majority of our product over the last several years to a contract manufacturer with which we had only done limited levels of production over the last couple of years. If we or this contract manufacturer terminates our relationship, or if we otherwise establish new relationships, we may encounter problems in the transition of manufacturing to another contract manufacturer, which could temporarily increase our manufacturing costs and cause production delays.

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

        We believe we will face competition for our Voice Applications initiative. Independent software vendors could develop competing applications. These independent software companies have access to the necessary technology to develop competing applications. In addition, some of these independent software vendors have more experience with voice recognition technology. Two of the largest competitors in the voice transcription market, Nuance and Spinvox, merged subsequent to our becoming the exclusive distributor of Simulscribe's transcription service to wholesale customers. Although we believe we have certain technological advantages to certain of the transcription services offered by the combined company, the merger may impact our ability to close certain business opportunities that we believe exist in the transcription market.

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

WE LICENSE OUR ECHO CANCELLATION SOFTWARE FROM TEXAS INSTRUMENTS, AND IF WE DO NOT RECEIVE THE LEVEL OF SUPPORT WE EXPECT FROM TEXAS INSTRUMENTS, IT COULD ADVERSELY AFFECT OUR ECHO CANCELLATION SYSTEMS BUSINESS.

        We have a long-term license of the echo cancellation software used in our echo cancellation products from Texas Instruments. The license has pricing based on the purchase of DSPs bundled with the echo software for our current products. Although the licensing agreement has strong guarantees of support for the software used in our products, if Texas Instruments were to not deliver complete and timely support to us, our success in the echo cancellation systems business could be adversely affected.

IF TEXAS INSTRUMENTS LICENSES ITS ECHO CANCELLATION SOFTWARE TO OTHER ECHO CANCELLATION SYSTEMS COMPANIES, THIS COULD INCREASE THE COMPETITIVE PRESSURES ON OUR ECHO CANCELLATION SYSTEMS BUSINESS.

        If Texas Instruments licenses its echo cancellation software to other echo cancellation systems companies, it could increase the level of competition we face. By providing those companies with similar technological advantages to our product offering those companies might be able to compete on a more direct basis with us, which could adversely affect our success in our echo cancellation systems business.

SOME SUPPLIERS OF KEY COMPONENTS MAY REDUCE THEIR INVENTORY LEVELS, WHICH COULD RESULT IN LONGER LEAD TIMES FOR FUTURE COMPONENT PURCHASES AND ANY DELAYS IN FILLING OUR DEMAND MAY REDUCE OR DELAY OUR EXPECTED PRODUCT SHIPMENTS AND REVENUES.

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

        As part of our ISO 14001-certified management system and our overall commitment to the environment, we investigated the requirements set forth by the RoHS directive. Based on some independent industry benchmarking, and guidance offered by the UK's Department of Trade and Industry, we believe that our product, telecommunication network infrastructure equipment, qualifies for the lead-in-solder exemption of the RoHS Directive. Consequently, we have obtained what is commonly called "5 of 6" compliance. We will continue to monitor the evolution of environmental standards and related industry activities and intend to take appropriate action for products that we sell into countries and territories governed by environmental standards including regions adopting new environmental standards. There is no guarantee that we will be successful in complying with these evolving environmental requirements or that the costs involved with compliance might be prohibitive. In either case, if we are unsuccessful in complying with these environmental requirements, it would limit our ability to sell into territories adopting new environmental requirements, which could impact our total revenue and overall results of operations.

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

OUR CASH RESOURCES MAY NOT BE SUFFICIENT TO ACQUIRE OR DEVELOP ADDITIONAL TECHNOLOGIES.

        As of April 30, 2010, we had approximately $34.4 million in cash, cash equivalents and short-term investments. As a result, we may not be able to acquire companies or technologies, or develop new technologies, that we believe would be beneficial to our company and our stockholders. Further, if we experience a continued downturn in our business, we may need to rely on our cash reserves to fund our business during the period of the downturn which, if prolonged and severe, we may not be able to do.

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

Item 1B—Unresolved Staff Comments

        None.

Item 2—Properties

        Our principal offices and facilities are currently located in two leased buildings totaling approximately 61,000 square feet in Mountain View, California. In fiscal 2010, we completed the sublease of approximately 11,200 square feet of our Mountain View headquarters, which we vacated in fiscal 2009 due to reduced space needs as a result of the cumulative affect of the reductions in force that we had completed. Of the remaining space occupied, approximately 61% is used for manufacturing and research and development and the balance is used for office space for sales and marketing and general and administrative functions. The term of both the lease and the sublease expire on July 31, 2011. We believe that the space under the lease is adequate to meet our needs for the foreseeable future.

Item 3—Legal Proceedings

        The Company is currently not a party to any legal proceedings.

Item 4—[Removed and Reserved]

ADDITIONAL PART I INFORMATION

Executive Officers of the Registrant

        The following are our executive officers, together with their ages and biographical information, as of June 30, 2010:

Name	Age	Position
Todd G. Simpson	44	Chief Executive Officer and Director
William J. Tamblyn	51	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Karl E. Brown	40	Vice President of Marketing

        Todd G. Simpson joined Ditech in June 2005 as our Vice President, General Manager in connection with our acquisition of Jasomi Networks, Inc., and became the Vice President, Marketing, in May 2007. Mr. Simpson was promoted to our President and Chief Executive Officer in September 2007. Prior to joining Ditech, Mr. Simpson was President and CEO of Jasomi Networks, a telecommunications company specializing in VoIP network equipment, from January 2005 until June 2005. As President and CEO at Jasomi, Mr. Simpson was responsible for setting the strategic direction of the company, building and growing the business, working with key customers and partners, managing the team to produce a first class product, and ultimately realizing value for the shareholders. Prior to joining Jasomi, Mr. Simpson was a Founder and Director of Call Genie Inc., a provider of automated voice solutions for the directory services business. From January 2001 to December 2003, Mr. Simpson served as CTO for Zi Corporation, a provider of embedded software for mobile phones, and where previously, in 2000, he was Vice President of Engineering. Prior to this, he founded a series of companies including Headplay Inc. and Conversion Works. He holds a BS. and PhD. in Computer Science from the University of Calgary.

        William J. Tamblyn joined Ditech in June 1997 as our Vice President and Chief Financial Officer, and was promoted to Executive Vice President in May 2004 and Chief Operating Officer in December 2009. Mr. Tamblyn was the Chief Financial Officer at Conductus, Inc., a telecommunications company, from January 1994 to June 1997. He served as Chief Financial Officer at Ramtek, an imaging company, from May 1993 to December 1993. Prior to May 1993, Mr. Tamblyn worked in public accounting, including for Coopers & Lybrand, LLP. He has a B.S. in Accounting from San Jose State University and is a certified public accountant.

        Karl E. Brown joined the marketing team at Ditech in 2004, and became the Vice President of Marketing in February 2008. Before joining Ditech, Mr. Brown was Senior Director of Marketing at ANDA Networks, a provider of Metro Ethernet equipment, from June 2002 to December 2004. Prior to ANDA Networks, Mr. Brown was the Director of Product Management for Jetstream Communications, a provider of media and signaling gateways, from July 2001 to April 2002. From July 1998 to July 2001, Mr. Brown held various management roles at Nortel Networks. Prior to this, Mr. Brown held a series of positions at GTE/Verizon Wireless. Mr. Brown has a M.S. and a B.S. in Engineering from Georgia Tech and a M.B.A. from Indiana University.

        There are no family relationships between any director or executive officer of Ditech.

Part II

Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Ditech's common stock is quoted on the NASDAQ Global Market under the symbol "DITC." The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$1.50	$0.95	$2.90	$1.95
Second Quarter	$2.20	$1.15	$1.99	$0.72
Third Quarter	$1.52	$1.18	$1.30	$0.60
Fourth Quarter	$1.80	$1.21	$1.17	$0.85

Holders

        According to the records of our transfer agent, there were 100 stockholders of record of Ditech's common stock at June 30, 2010. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

        We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future. Our line of credit also restricts our ability to pay dividends.

Recent Sales of Unregistered Securities

        On February 2, 2010, we issued to Arizona Bay Technology Ventures, L.P. a warrant to purchase 100,000 shares of our common stock at $3.50 per share. The warrant expires three years from the issuance date. The warrant was issued as part of the consideration of our purchase of the outstanding stock of a small, privately-held entity. The warrant was issued in reliance on Section 4(2) of the Securities act of 1933, as amended, in that the warrant was issued to one entity, which entity represented that it was an accredited investor.

Stock Performance Graph(1)

(1)
This section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of Ditech under the 1933 Act or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

        The following graph shows the total stockholder return of an investment of $100 in cash on April 30, 2005 for (i) our Common Stock; (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Telecommunications Index. All values assume reinvestments of the full amount of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ditech Networks, Inc., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

*
$100 invested on 4/30/05 in stock or index, including reinvestment of dividends.
Fiscal year ending April 30.

	4/05	4/06	4/07	4/08	4/09	4/10
Ditech Networks, Inc.	100.00	83.29	76.92	25.20	8.67	13.70
NASDAQ Composite	100.00	121.25	134.58	127.40	89.92	129.99
NASDAQ Telecommunications	100.00	119.68	138.55	139.69	97.78	125.40

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

        In fiscal 2009, we announced development efforts on our new toktok and mStage products, which further leverage off our expertise in voice technology enabling on-demand, voice-driven, "mid-call accessible" applications and services to be delivered to customers on wireless and wireline voice networks. This offering is being designed to enable phone subscribers to "use their voice as well as their thumbs" to interact with web applications/services like social networking and instant messaging ("IM") on demand, even "on-the fly" during a telephone call. In an effort supplement our toktok offering, we entered into an exclusive worldwide distribution agreement with Simulscribe, under which we received the exclusive right to provide Simulscribe's voice-to-text transcription services to customers world-wide.

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

        The technology transition has impacted us on two fronts. First and foremost, carriers have been extremely cautious to invest in legacy second generation ("2G") technology, historically our primary source of revenue, for fear of stranding some or all of their investments by moving to newer third/fourth generation technology ("3G/4G"). The hesitancy to invest in 2G equipment has resulted in protracted purchase cycles and smaller deployments to mitigate perceived risks, while still addressing needed improvements in voice quality in 2G networks. The second impact has been felt on the 3G/4G investment, which has been far slower to develop than was first predicted by industry experts. Instead of wholesale deployment of VoIP technologies, we have experienced a much more cautious entrance into this technology by many of the carriers with which we have historically done business, with the key by-product being that they are buying much smaller systems than would have been expected from their historical buying pattern and in some cases even deciding to limit investment in 3G technology in lieu of even newer fourth generation technologies that are currently in development.

        On the budgetary side, even before the world-wide financial crisis became clear, we began to see tighter budgetary spending on capital equipment in many regions of the world, but most importantly with our large domestic customers. Spending on capital equipment appears to have been primarily targeted at equipment that could show a direct correlation with revenue generation as opposed to our historical product offerings, which although not a direct source of revenue for carriers is critical to the overall call experience and therefore to customer satisfaction, which in our opinion can ultimately translate into call revenue. It is with this capital spending model in mind that we undertook development of our toktok and mStage products which, although leveraging off of our core knowledge of voice technology, we believe will be our first product offering to truly be tied to an identifiable revenue stream for our carriers.

        Lastly, we believe that the current market conditions around the world have and could continue to create further delays in purchasing decisions both as carriers tighten their capital investment activity due to internal budget constraints and as tighter credit hampers their ability to borrow to facilitate network expansion and/or upgrades.

        Despite the previously mentioned delays due to budget and uncertainty around network architecture, we continue to believe that in the United States our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks, primarily using 3G/4G technologies and to a lesser degree 2G technologies, will be key factors in adding new customers and driving opportunities for revenue growth. We continue to believe that 2G technology will be the dominant technology in the international regions of the world where we have focused our sales efforts. However, we are poised to support the deployment of our Packet Voice Processor ("PVP") product in 3G/4G networks internationally, should demand for the 3G/4G technology grow internationally. The development of our VQA feature set, which was originally targeted at the international Global System for Mobile Communications ("GSM") market, has seen growing importance in the domestic market as well. We continue to focus sales and marketing efforts on international and domestic mobile carriers that might best apply our VQA solution. We have continued to invest in customer trials domestically and internationally in an attempt to better avail ourselves of these opportunities as they arise. Despite these efforts, we have experienced mixed results as we remain dependant on the buying patterns of a small, yet more diverse, group of carriers.

        We expect long-term opportunities for growth will occur in VoIP based network deployments as there appears to be a growing, albeit slow, trend of service providers transitioning from traditional circuit-switched network infrastructure to VoIP. As such, between fiscal 2005 and early fiscal 2009 we directed the majority of our research and development spending towards the development of our PVP, a platform targeting VoIP-based network deployments. The Packet Voice Processor introduces cost-effective voice format transcoding capabilities combined with our VQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss and jitter. Although fiscal 2008 marked the first period in which revenue from the PVP exceeded 10% of total revenue and the first quarter of fiscal 2010 marked the first quarter in which revenue from the PVP exceeded 25% of total revenue, ordering patterns are still volatile leading to spikes in the timing and amount of revenue from this product.

        Beginning in fiscal 2009, we began shifting our development efforts to other product offerings that leverage off our expertise in voice technology. The first effort was tied to the creation of licensed versions of our core technology for use in other elements within communications networks, such as

Bluetooth headsets. More recently we have shifted the majority of our development efforts to our mStage and toktok products, which are nearing the end of their initial development efforts and beginning to be deployed for evaluation at potential customer locations. While the licensing initiative is typically focused on moving our expertise in voice quality to communication interface devices, mStage and toktok are designed to enable mobile subscribers to use their voice as well as their thumbs to interact with web applications like social networking and IM on-demand, even during a phone call.

        In fiscal 2010, we entered into an exclusive worldwide distribution agreement with Simulscribe. In conjunction with this agreement we obtained the exclusive right to market Simulscribe's voice-to-text transcription services to customers around the world. We believe that this voice-to-text transcription service provides a meaningful complement to the other voice technologies being developed under our mStage and toktok product initiatives. We are undertaking these new opportunities in an effort to not only diversify our product offerings but also our customer base. We believe that these products could help generate a more predictable revenue base, which we believe is less susceptible to our customer's decisions on the timing and nature of the network expansions than our legacy product offerings have experienced on a stand alone basis.

        Due to softened demand for our products over the last three years, we have undertaken a number of cost cutting measures in an attempt to better align our spending with our revenue levels while still investing in the future of the company by means of development projects, like our voice services products which leverage our core strengths in the voice technology and will hopefully provide for more stable revenue streams in the future. The focus of our cost cutting efforts has not only been on reducing headcount, which has declined by well over 50% since the end of fiscal 2007, but also on targeted spending reductions on discretionary spending areas such as travel, marketing campaigns and trade shows. We intend to continue to monitor our spending and intend to take further steps if needed to balance our spending with the revenue opportunities we see ahead of us.

        Acquisition History.    Although we regularly evaluate whether there are acquisition candidates that have technologies that would compliment our products and core strengths, in the last five fiscal years, we have completed only two acquisitions. In June 2005, we acquired Jasomi, which developed and sold session border controllers that enable VoIP calls to traverse the network address translation, or "NAT," and protect networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. Consideration for the acquisition totaled approximately $21.8 million. We additionally issued shares of Ditech restricted stock to new employees hired as part of the acquisition.

        In February 2010, we completed a small acquisition of a company with infrastructure to deliver services with simple credit card billing through the web, with the name grid.com. This technology has been used to launch www.phonetag.com/api, where the PhoneTag products are hosted with frictionless interfaces, allowing clients to sign up to PhoneTag without the necessity of signing special NDA's or licensing agreements. We intend to use the same infrastructure to launch software versions of VQA, and possibly other services that fit the same framework. The website "grid.com" is intended to be the landing site for these services once both PhoneTag and VQA are fully integrated. The website www.ditechnetworks.com will remain the site for large carrier platform products. The cost of the transaction, net of the cash we received, was approximately $542,000.

        Reseller Agreement.    In September 2009, we entered into a Reseller Agreement with Simulscribe pursuant to which we became the exclusive reseller of Simulscribe's voice-to-text services to wholesale customers. Pursuant to the agreement, we also assumed all of Simulscribe's wholesale customers. We (a) paid $3.5 million and issued a two-year promissory note for an additional $3.5 million for the assumption of the wholesale customer contracts and the exclusivity rights, (b) will pay a fee for the services provided by Simulscribe, and (c) will pay up to an additional $10 million if the revenues generated from the Simulscribe services meet certain performance milestones within the first three years of the agreement (the "Additional Payments"), subject to acceleration in certain events, such as our failure to use commercially reasonable efforts to market the services or a change of control of our company at a time that revenues from these services are on track to result in the payment ultimately being made. The note and the Additional Payments are convertible into our common stock at Simulscribe's option. The note is convertible into our common stock at maturity in two years at a conversion price of $3.50 per share, subject to adjustment for stock splits, stock dividends and the like. The Additional Payments may be converted into our common stock at a conversion price of $5.00 per share, provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share. In the fourth quarter of fiscal 2010, we amended our agreement with Simulscribe that extended our exclusive distribution rights to all customers, not just wholesale customers. The agreement, and the related amendment, were accounted for as an asset acquisition and the value of the consideration given was allocated to the assets received as part of the transaction.

        Our Customer Base.    Historically, with the exception of fiscal 2009, the majority of our sales have been to customers in the United States. Domestic customers accounted for approximately 72% of our revenue in fiscal 2010 and 46% and 63% of our revenue in fiscal 2009 and 2008, respectively. Although we had begun to see our domestic revenue base decline as a percent of total revenue in fiscal 2008 and 2009, due in large part to the growing interest in our VQA technology in several key international markets, fiscal 2010 returned to more consistent domestic sales levels with our historical experience as we saw increased domestic activity in both our legacy TDM business as well as our VoIP business, along with a decline in purchasing activity in the Middle East and parts of South East Asia. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. Our international revenue has been largely driven by demand from customers in South East Asia, the Middle East and Latin America. We expect our international demand to continue to be heavily influenced by these markets as they are experiencing the highest level of growth and commonly have the most need for cost effective solutions to address voice quality in their growing networks.

        Our revenue historically has come from a small number of customers. Our largest customer in fiscal 2010 accounted for approximately 30% of our revenue, and was a different customer than our largest customer for the last several years, which represented 22% and 35% of our revenue in fiscal 2009 and 2008, respectively, and 16% of revenue in fiscal 2010. Our five largest customers accounted for approximately 75% of our revenue in fiscal 2010 and 60% and 68% of our revenue in fiscal 2009 and 2008, respectively. Consequently, the loss of any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced in fiscal 2006 and again over the last few fiscal years as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

        Critical Accounting Policies and Estimates.    The preparation of our financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We evaluate these estimates on an ongoing basis, including those related to our revenue recognition, investments, inventory valuation allowances, cost of warranty, impairment of long-lived assets, accounting for stock-based compensation and accounting for income taxes. Estimates are based on our historical experience and other assumptions that we consider reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual future results may differ from these estimates in the event that facts and circumstances vary from our expectations. If and when adjustments are required to reflect material differences arising between our ongoing estimates and the ultimate actual results, our future results of operations will be affected. We believe that the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the world and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of April 30, 2010, we had deferred $0.9 million of revenue. However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Consolidated Balance Sheet. Of the $0.9 million of total deferred revenue transactions at April 30, 2010, substantially all of it had been collected from customers and therefore $0.9 million was reported as deferred revenue on the Consolidated Balance Sheet.

        Of the $0.9 million of revenue deferred as of April 30, 2010, substantially all of it was associated with maintenance contracts, which are recognized ratably over the term of the contract, typically twelve months. In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date, to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

        Investments—We consider investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year, and auction rate securities, which we have historically settled on 7, 28 or 35 day auction cycles, as short-term investments. However, when auction rate securities fail to settle at auction, which has been occurring since the middle of fiscal 2008, and conditions leading to their failure to auction create uncertainty as to whether they will settle in the near-term, we classify them as long-term consistent with the contractual term of the underlying security. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities for which we are unable to estimate when they will settle. Short-term and long-term investments consist primarily of certificates of deposit, corporate notes and asset backed securities. We have classified our investments as available-for-sale securities in the accompanying consolidated financial statements. We carry available-for-sale securities at fair value, and report unrealized gains and losses as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income, net based on specific identification. We include interest on securities classified as available-for-sale in total other income. See also the discussion in "Liquidity and Capital Resources" and Item 7A for additional information on auction rate securities.

        Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of write-downs required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in the recognition of larger than anticipated write-downs. For example, we recorded inventory write-downs for excess levels of inventory, due to wholesale shifts in demand, of $2.4 million and $5.1 million in fiscal 2009 and 2008, respectively. There were no sales of previously written-down inventory during fiscal 2010, 2009 or 2008.

        Cost of Warranty—At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year. The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures. This would result in a decrease in gross profits. As of April 30, 2010, we had $0.3 million accrued related to estimated future warranty costs. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

        Impairment of Long-lived Assets—We continually monitor events and changes in circumstances that could indicate that carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances arise, we assess the recoverability of our long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carry amount of the assets in question, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell. During fiscal 2010 and 2009, we recorded impairment charges of approximately $0.1 million and $0.3 million, respectively, associated with certain identifiable assets that were abandoned as a result of the cumulative affects of the reductions in force that had been implemented over the last two fiscal years.

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

        Effective May 1, 2007, we adopted the accounting guidance relative to accounting for uncertainties in income. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We have classified interest and penalties as a component of tax expense. As a result of the implementation of this guidance effective May 1, 2007, we recognized a $0.4 million decrease in the liability for unrecognized tax benefits, which was accounted for as a decrease in the May 1, 2007 balance of accumulated deficit. We do not expect a significant change to the liability for uncertain tax positions over the next 12 months.

        We are currently not under audit for any years or in any jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these types of examinations to determine the adequacy of our provision for income taxes.

  Recent Accounting Guidance Adopted in The Current Fiscal Year

        In September 2009, an update was made to "Fair Value Measurements and Disclosures—Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)." This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in "Financial Services-Investment Companies" as of the reporting entity's measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the "Fair Value Measurements and Disclosures" guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update was effective for us beginning November 1, 2009 and did not have a significant impact on our consolidated financial position or results of operations.

        In August 2009, the FASB issued additional authoritative guidance for the fair value measurement of liabilities. The guidance is effective for the first reporting period (including interim periods) beginning after issuance and did not have a significant impact on our consolidated financial position or results of operations.

        In January 2010, the FASB amended the accounting standards for fair value measurement and disclosures. The amended guidance requires disclosures regarding the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. It also requires separate presentation of purchases, sales, issuances and settlements of Level 3 fair value measurements. We began applying the guidance beginning February 1, 2010. The adoption of the guidance did not have a significant impact on our consolidated financial statements or related footnotes.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification (the "Codification" or "ASC"), the authoritative guidance for GAAP. The Codification is the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning August 1, 2009 and we have incorporated the current Codification in this Form 10-K. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

        Effective the first quarter of fiscal 2010, we adopted the revised accounting guidance for the fair value measurement and disclosure of its nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this accounting guidance did not have a material impact on our financial position or results of operations. See Note 3.

        In December 2007, the FASB issued authoritative guidance on accounting for business combinations, which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. We believe this guidance will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the May 1, 2009 effective date. The application of this standard to the Grid acquisition did not have a significant impact on our consolidated financial position or results of operations.

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

Results of Operations

        The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated:

  Results of Operations

	Years ended April 30,
	2010	2009	2008
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	49.1	60.4	55.8

Gross profit	50.9	39.6	44.2

Operating expenses:
Sales and marketing	42.7	61.7	54.4
Research and development	46.2	67.7	51.0
General and administrative	23.9	36.5	26.5
Amortization of purchased intangible assets	0.3	0.5	2.8
Impairment of goodwill and other purchased intangibles	—	—	50.4

Total operating expenses	113.1	166.4	185.1

Operating loss	(62.2)	(126.8)	(140.9)
Total other income (expense), net	(3.0)	(17.1)	1.9

Loss before provision for (benefit from) income taxes	(65.2)	(143.9)	(139.0)
Provision for (benefit from) income taxes	(0.1)	(0.3)	130.8

Net loss	(65.1)%	(143.6)%	(269.8)%

Discussion of Fiscal Years ended April 30, 2010, 2009, and 2008

  Revenue

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2010	2009	2008	2010	2009
	$s in thousands
Revenue	$22,864	$18,648	$35,089	$4,216	$(16,441)
% Change				22.6%	(46.9)%

        The increase in revenue in fiscal 2010 from fiscal 2009 was largely due to an increase in domestic deployments of both our BVP-Flex and our PVP systems, as well as initial sales attributable to our voice services products, primarily transcription services. These increases were partially offset by declines in our international business primarily from customers in South East Asia and the Middle East, as changes in customer management and the shift in capital spending focus away from call quality to other aspects of their networks resulted in reduced deployments of product in these regions. In the aggregate, our top five customers in fiscal 2010 accounted for $17.0 million of our total revenue as compared to the top five customers in fiscal 2009, which accounted for $11.1 million. The increase in revenue from our largest customer in fiscal 2010, AT&T, a provider of domestic wireline, wireless and conferencing communications services, which accounted for 30% of revenue in fiscal 2010 versus 3% of revenue in fiscal 2009, was largely due to targeted upgrades of portions of their 2G networks, as well as upgrades to portions of their VoIP conferencing network. Partially offsetting this increase, we experienced a decrease in revenue from Verizon, our second largest customer in fiscal 2010, both in real terms and as a percentage of revenue (16% in fiscal 2010 compared to 22% in fiscal 2009). This decline was driven by the declines in service contract revenue from Verizon, as it reduced the level of maintenance services for its installed base of equipment. This decline in maintenance revenue was only partially offset by increased deployment activity of new systems in fiscal 2010. We had one other customer that accounted for over 10% of revenue in fiscal 2010, a VoIP conferencing provider, which accounted for approximately 13% of revenue in fiscal 2010 as compared to approximately 7% of revenue in fiscal 2009.

        The decrease in revenue in fiscal 2009 from fiscal 2008 was largely due to a decrease in revenue from our largest domestic customer, Verizon, as well as declines in overall purchases from the next four largest customers in fiscal 2009, without an increase in other domestic and international business to offset these declines. In the aggregate, our top five customers in fiscal 2009 accounted for $11.1 million of revenue in fiscal 2009 as opposed to the top five customers in fiscal 2008, which accounted for $23.9 million. Our largest customer in fiscal 2009 and 2008, Verizon accounted for approximately $4.1 million and $12.3 million of revenues, respectively. This decline in revenue, both in real terms and as a percentage of revenue, appears to be largely due to Verizon shifting focus away from their traditional wireless network deployments, where our product has historically been installed, to newer 3G networks. The mix of customers that represent our next four largest customers has changed year over year but was reflective of a growing trend of our international business becoming a larger percentage of our revenue base. Two customers, other than Verizon, accounted for over 10% of our revenue in fiscal 2009 and 2008.

        Although we have experienced a consistent number of customers representing greater than 10% of our revenues during fiscal 2010, 2009 and 2008, the overall dollar magnitude of the revenue from these customers continues to reflect the soft market conditions for our products, as buying decisions continue to be slow to materialize and are generally for more conservative amounts than buying patterns experienced in fiscal 2006 and 2007. We believe that this protracted buying process and the smaller ordering levels are a function of tighter capital spending budgets and tighter credit markets, as well as uncertainty in the technical direction that companies are looking to take. This indecision around future network design appears to have made carriers leery to invest heavily in legacy circuit switched technology due to the risk of stranding investments upon conversion to newer network technologies such as VoIP. However, on the VoIP side we are experiencing carriers moving into the VoIP space in a more conservative manner than was expected by industry analysts, resulting in deployments at a fraction of the size that we are accustomed to seeing for circuit switched network deployments. The smaller scale version of the PVP that was released in the fourth quarter of fiscal 2009, did result in incremental sales in fiscal 2010, as carriers continue to focus on smaller scale deployments of voice quality technology in their VoIP networks.

        Geographically, our domestic revenue for fiscal 2010 totaled 72% of total worldwide revenue as compared to 46% and 63% realized in fiscal 2009 and 2008, respectively. As previously mentioned, the increase in the domestic portion of our revenue both in real terms and as a percentage of total revenue was primarily driven by the increased deployment activity at domestic carriers and declining sales into the Middle East and portions of South East Asia. Our international revenue has primarily been dependent on our success in selling VQA. Although we continue to believe that there are meaningful domestic and international revenue opportunities, we continue to experience slower than anticipated purchasing cycles from our existing and prospective customers, which has resulted in volatility in the level of revenue from quarter to quarter. We plan to continue to invest in customer trials to attempt to capture the world-wide revenue opportunities that exist for us.

        We expect that sales of our TDM-based BVP-Flex and QVP products will continue to represent the majority of our revenue in the foreseeable future, as carriers continue to be cautious in their deployment strategies of VoIP based communications networks. Revenue levels for fiscal 2011 will be dependent on our success in adding new customers domestically and internationally, the network technology and deployment plans of the North American telecommunication service providers, the market acceptance of our PVP, and the timing and market acceptance of our voice services products. See "Item 1A-Risk Factors" for discussions of risks related to customer concentration and other factors, which could impact the timing and level of revenue.

        See our cautionary language in the first paragraph of "Item 1. Business" regarding forward-looking statements such as the statements made in the prior paragraphs about our expectations regarding our future revenue, as well as statements regarding our expectations in each of the categories below.

  Cost of Goods Sold and Gross Margin

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2010	2009	2008	2010	2009
	$s in thousands
Cost of goods sold	$11,224	$11,272	$19,595	$(48)	$(8,323)
% Change				—%	(42.5)%
Gross Profit	$11,640	$7,376	$15,494	$4,264	$(8,118)
Gross Margin %	50.9%	39.6%	44.2%	11.3 pts	(4.6) pts

        Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, subcontracted service provider costs associated with our voice services products, provisions for inventory and warranty expenses and other indirect costs. Cost of goods sold remained relatively constant from fiscal 2009 to fiscal 2010 as a $2.0 million decline in write downs of excess inventory and $0.6 million of reduced costs associated with installation and customer service costs due to reductions in force and other cost containment measures, more fully discussed below in the discussion of gross margin, was substantially offset by increased costs associated with increased product shipments and costs associated with our voice services product revenues. The decrease in cost of goods sold in fiscal 2009 as compared to fiscal 2008 was primarily driven by the decrease in business volume. Our analysis of gross margin below discusses the other factors driving changes in cost of goods sold.

        Our gross margin percentage increased during fiscal 2010, as compared to fiscal 2009, largely due to a decline in the level of excess inventory write-downs recognized in fiscal 2010 as compared to fiscal 2009. In fiscal 2009, we experienced a fundamental shift in demand for two of our products which resulted in a $2.4 million reserve being recognized. This compares to a more normalized level of excess inventory write-downs being recognized in fiscal 2010 of $0.4 million. The resulting $2.0 million decline in write downs of excess inventory accounted for approximately ten percentage points of margin improvement, year over year. In addition, we experienced approximately $0.6 million of reduced costs associated with installation and customer service costs due to reductions in force and other cost containment measures completed over the last eighteen months, which represented an additional three percentage points of improved margin. These improvements in gross margin percentage were partially offset by increased unit shipments of product at slightly lower standard margins, due to product and customer mix, and increased costs associated with our voice services revenue, which combined to result in a two percentage point decrease in the gross margin percentage.

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

        All other things being equal, we expect that if our revenue levels increase, gross margin percentages should improve from the current levels as the continued under absorption of manufacturing overheads will become a smaller percentage of a larger revenue base, resulting in improved margins. However, we could experience declines in our gross margin due to further pricing pressures as we expand the distribution of our products internationally through value-added resellers and distributors, which typically demand lower prices than end user customers to allow for a profit to be realized on their resale. We may also experience a decline in gross margin if our lower margin voice services products become a larger percentage of our overall revenue.

  Sales and Marketing

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2010	2009	2008	2010	2009
	$s in thousands
Sales and Marketing Expense	$9,772	$11,511	$19,103	$(1,739)	$(7,592)
% of Revenue	42.7%	61.7%	54.4%	(19.0) pts	7.3 pts

        Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. The decline in sales and marketing spending in fiscal 2010, as compared to fiscal 2009, was largely due to realizing the benefit of the reductions in force put in place in fiscal 2009 and 2010, as well as other cost control steps taken over the last eighteen months. As a result of these measures, we experienced a $0.4 million reduction in payroll and related costs and a $0.8 million decrease in travel, trade shows and consulting spending. In addition, we experienced a $0.2 million decline in the level of agent fees incurred largely due to decline in revenue from customers in the Middle East. Lastly, the costs associated with our reduction in force efforts declined $0.3 million in fiscal 2010 (see the discussion of reduction in force below). Partially offsetting these decreases was a $0.1 million increase in variable compensation due to higher sales levels in fiscal 2010.

        The decline in sales and marketing spending in fiscal 2009, as compare to fiscal 2008, was largely due to reductions in salaries and related expenses associated with the reductions in force that were affected in the latter half of fiscal 2008 and again in fiscal 2009, which resulted in approximately $3.6 million in reduced spending in fiscal 2009. In conjunction with the reduced headcount and tighter overall cost control over variable spending, we experienced $2.1 million in reduced spending for travel and related costs and costs associated with marketing programs and trade shows. We also experienced a decline in sales and marketing variable compensation due to the reduction in sales levels in fiscal 2009. Lastly, we experienced a decline in stock-based compensation of $1.2 million. See the discussion regarding the changes in stock-based compensation, below.

        We expect that our sales and marketing expenses in fiscal 2011 will decline modestly from fiscal 2010 levels due to realizing a full year's worth of cost savings from the reduction in force in mid-fiscal 2010 and from continued cost controls. These savings will likely be partially offset by increased variable compensation based on new sales targets for fiscal 2011.

  Research and Development

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2010	2009	2008	2010	2009
	$s in thousands
Research and Development Expense	$10,561	$12,633	$17,881	$(2.072)	$(5,248)
% of Revenue	46.2%	67.7%	51.0%	(21.5) pts	16.7 pts

        Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The decline in fiscal 2010 research and development spending was largely due to realizing the benefit of the reductions in force put in place in fiscal 2009 and 2010, as well as other cost control steps taken over the last eighteen months. As a result of these measures, we experienced a $1.2 million reduction in payroll and related costs and a $0.4 million decrease in travel and other spending. In addition, we experienced a $0.2 million decline in depreciation due to assets being becoming fully depreciated and retired and a $0.4 million decline in reduction in force costs in fiscal 2010 (see the discussion of reduction in force below). Partially offsetting these decreases was a $0.2 million increase in consulting costs to supplement our internal development efforts.

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

        We expect to see a further decline in our research and development spending in fiscal 2011 as we realize a full year's cost savings from the 2010 reduction in force and as we move into a more sustaining engineering mode on our voice services products.

  General and Administrative

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2010	2009	2008	2010	2009
	$s in thousands
General and Administrative Expense	$5,466	$6,807	$9,285	$(1,341)	$(2,478)
% of Revenue	23.9%	36.5%	26.5%	(12.6) pts	10.0 pts

        General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. The decline in spending in fiscal 2010 is largely due to realizing the benefit of the reductions in force put in place in fiscal 2009, as well as other cost control steps taken over the last eighteen months. As a result of these measures, we experienced a $0.4 million reduction in payroll and related costs. In addition, we experienced a $0.2 million decline in legal costs related to favorable resolution of all outstanding legal matters as of the end of fiscal 2009 and reductions in outside services and insurance costs aggregating $0.2 million. In addition, we experienced a $0.5 million reduction in reduction in force related costs primarily associated with the fiscal 2009 estimated sublease loss recorded related to vacating a portion of our Mountain View headquarters.

        The decline in spending in fiscal 2009 is largely due to $0.9 million of reduced costs associated with the change in CEO that occurred in fiscal 2008. We also experienced a reduction of $0.4 million associated with payroll savings due to the reductions in force that were implemented over the last two fiscal years and a $0.6 million reduction in professional services due to favorable developments in our outstanding legal matters and reduced accounting fees related to our 2008 adoption of the accounting guidance on uncertain tax positions. Lastly, we experienced a decline in stock-based compensation of $0.5 million. See the discussion regarding the changes in stock-based compensation, below.

        We expect general and administrative expenses in fiscal 2011 to be flat to modestly down as we continue to closely control spending. However, these savings may be partially offset by increased compliance costs unless the internal control over financial reporting audit requirements are again deferred for small reporting companies.

  Amortization of purchased intangible assets

	Years ended April 30,
	2010	2009	2008
	$s in thousands
Amortization of purchased intangible assets	$62	$97	$985
% of revenue	0.3%	0.5%	2.8%

        For the years ended April 30, 2010, 2009 and 2008, we recorded amortization of purchased intangible assets related to the Jasomi and Grid acquisitions. We are amortizing purchased intangible assets to operating expense over their estimated useful life which ranges from three to five years. The reduction in amortization of purchased intangible assets was due to the impairment of these assets at the end of fiscal 2008. See Note 5 of Notes to the Consolidated Financial Statements.

Impairment of goodwill and other purchase intangibles

        Beginning in the first quarter of fiscal 2008, we experienced a decline in our stock price and therefore our market capitalization, due in large part to the decline in our operating results. As a result of our stock price's continued depressed state and uncertainty as to when our stock price would return to levels sufficient to justify the recovery of our recorded goodwill, we undertook an interim impairment review in the third quarter of fiscal 2008. As a result of the review, we determined that the entire goodwill balance of $16.4 million, attributable to the Jasomi acquisition, was impaired and therefore recorded an impairment loss in the third quarter of fiscal 2008. In addition, we recorded a $1.3 million impairment charge related to the purchase intangibles related to the Jasomi acquisition. The impairment charge was due in large part to declining sales levels in the small customer portion of the session border controller market. There were no further impairment charges for goodwill or purchased intangibles in fiscal 2010 or 2009.

  Stock-based Compensation.

        Stock-based compensation expense recognized in fiscal 2010, 2009 and 2008 was as follows:

	Years ended April 30,
	2010	2009	2008
	in thousands
Cost of goods sold	$166	$258	$380
Sales and marketing	472	439	1,618
Research and development	300	339	1,127
General and administrative	759	731	1,274

Total	$1,697	$1,767	$4,399

        The decline in stock based compensation over the last two fiscal years is due to two key factors. First and foremost is the reduction in options outstanding and therefore stock compensation linked to the reductions in force that occurred since the end of the second quarter of fiscal 2008. The second key element of the decline is linked to the composition of the pool of options for which compensation is being recognized. As compensation related to older options, which were granted at higher fair values per share due to the stock price at the time of grant, becomes fully amortized, it is being replaced by compensation related to newer option grants which are being issued at lower fair values due to the decline in our stock price. We expect to continue to experience a declining level of expense related to stock compensation.

  Reduction in Force and Other Charge.

	Years ended April 30,
	2010	2009	2008
	in thousands
Cost of goods sold	$256	$31	$72
Sales and marketing	64	324	309
Research and development	255	614	892
General and administrative	92	602	504

Total	$667	$1,571	$1,777

        In November 2009, we completed a reduction in force in an attempt to continue to reduce operating expenses. As a result of this reduction in force, we reduced our workforce by approximately 10%. In addition in December 2009, we completed the sublease of office space vacated in fiscal 2009 and we identified additional impairments of fixed assets, which had become idle as a result of the reduction in force and are being held for sale. As a result of these activities, we recognized a charge in the third quarter of fiscal 2010 of approximately $0.7 million. All individuals impacted by the reduction in headcount were notified of the termination of their employment in November 2009. As of April 30, 2010, the remaining balance in the accrual for the reductions in force of $0.2 million relates primarily to the estimated loss associated with subleasing vacated space in our Mountain View Headquarters and to a lesser degree outplacement services and COBRA for the reduction in force completed in November 2009.

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

  Total Other Income (Expense), Net

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2010	2009	2008	2010	2009
	$s in thousands
Total Other Income (Expense), Net	$(690)	$(3,186)	$676	$2,496	$(3,862)
% of Revenue	(3.0)%	(17.1)%	1.9%	14.1 pts	(19.0) pts

        Total other income (expense), net consists of interest income on our invested cash and cash equivalents and investment balances, offset by other-than-temporary impairment losses on investment securities, interest on convertible debt and a nominal amount of foreign exchange losses. The decrease in total other expense, net in fiscal 2010 is due to a decline in the level of impairment charges recognized related to our auction rate security holdings in fiscal 2010 as compare to fiscal 2009, partially offset by reduced interest income due to lower yields on invested cash and lower cash balances and increased interest expense associated with the convertible note issued in fiscal 2010 as part of the Simulscribe distribution agreement (see Note 6 of Notes to the Consolidated Financial Statements). The decrease in total other income (expense), net in fiscal 2009 was largely due to a decline in our invested cash balances and declining average interest rates during fiscal 2009, as well as the further impairment loss on one of our investment securities recognized in fiscal 2009 of $4.7 million.

        Our fiscal 2011 other income (expense), net will be dependent on our cash balances and the movement of U.S. interest rates.

  Provision For (Benefit From) Income Taxes

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2010	2009	2008	2010	2009
	$s in thousands
Provision For (Benefit From) Income Taxes	$(33)	$(62)	$45,876	$29	$(45,938)
% of Revenue	(0.1)%	(0.3)%	130.8%	0.2 pts	(131.1) pts

        Income taxes consist of federal, state and foreign income taxes. The tax benefit for fiscal 2010 and 2009 resulted in an effective rate of less than 1%. This rate was largely impacted by the continued recording of full valuation allowances against the future tax benefits from the net operating losses generated during the year. The other factors impacting the effective tax rate were modest levels of international and state taxes, which are not directly tied to our overall operating loss but rather to the level of profitability in these tax jurisdictions.

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

        Until such time as we are able to reverse the valuation allowance against our deferred tax assets, we expect the effective tax rate to be at or close to 0% in fiscal 2011 associated with minor levels of taxes for certain state and foreign jurisdictions.

Liquidity and Capital Resources

        As of April 30, 2010, 2009 and 2008, we had cash and cash equivalents and investments totaling $34.5 million, $43.0 million and $65.6 million, respectively. As of April 30, 2010, we had cash and cash equivalents of $29.6 million as compared to $38.6 million at April 30, 2009 and $36.1 million as of April 30, 2008. As of April 30, 2010, we had $4.8 million of short-term investments as compared to $0.0 million and $14.4 million as of April 30, 2009 and 2008, respectively. At April 30, 2010, 2009 and 2008, we also had $0.1 million, $4.4 million and $15.1 million of auction rate securities, which had been classified as long-term investments consistent with the maturities of the securities underlying the auction rate instruments, due to uncertainty as to when they may settle. The decline in our cash and investment balances over the last two years is in large part due to $3.4 million and $17.4 million of cash used by operations due to our operating losses during fiscal 2010 and 2009, respectively, as well as $3.5 million used to acquire the Simulscribe distribution rights in fiscal 2010.

        As of April 30, 2010, all of our short-term and long-term investments were held in certificates of deposit and asset backed auction rate securities. The long-term investments are tied to auction rate securities that failed to settle at auction beginning in fiscal 2008, for which there appears to be no near-term market. Although these securities would normally be classified as short-term, as they typically settle every 28 days, they have been reclassified to long-term pending them settling at auction. As of June 30, 2010, we continued to hold auction rate securities with a par value of $10.0 million and a carrying value of $0.1 million.

        We have a $2 million line of credit facility with our bank, which expires in July 2010. There were no amounts outstanding under the line of credit. As of April 30, 2010 we were not in compliance with all the financial covenants. As of July 14, 2010, we finalized a new line of credit agreement with our bank, which waives the covenant violation as of April 30, 2010 and extends the $2 million line of credit to July 2011.

        Since our initial public offering in June 1999, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our initial and follow-on public offerings in fiscal 2000.

  Net Cash flows from Operating Activities

	Years ended April 30,			Increase from Prior Year
	2010	2009	2008	2010	2009
	in thousands
Net Cash Used in Operating Activities	$(3,359)	$(17,359)	$(18,643)	$14,000	$1,284

        The negative cash flows from operations is generally associated with the operating losses reported over the last three fiscal yeas due in large part to the soft demand for our products during this period of time. Although we have been successful in reducing our operating expenses by means of reductions in our workforce and tighter control over discretionary spending during the last three years, the reductions have not been sufficient to return us to profitability and positive operating cash flows. Through our efforts to reduce our spending on operating expenses, we believe that as we have been able to create an environment in which our legacy business in the TDM and VoIP communications equipment are operating at near cash flow break even and that the level of cash used in operations is primarily linked to the investments we are making in our new voice services products, including our PhoneTag transcription services, toktok and mStage product offerings.

        Our days sales outstanding at April 30, 2010 was approximately 30 days compared to 79 days at April 30, 2009. The decline in days sales outstanding was largely due to more favorable distribution of revenue in the fourth quarter of fiscal 2010 as compared to 2009.

        We expect to see continued modest levels of negative cash flows from operations in the coming year based on expected continued softness in revenue, while continuing to invest in the launch of our new toktok and mStage products and the distribution of PhoneTag transcription services. However, we expect the level of negative cash flows from operations in fiscal 2010 to improve slightly from the levels experienced fiscal 2010 as we realize the savings from our most recent reductions in force, as we move closer to break even operating results and as we continue to work down our inventory levels.

  Net Cash flows from Investing Activities

	Years ended April 30,			Decrease from Prior Year
	2010	2009	2008	2010	2009
	in thousands
Net Cash Provided by (Used in) Investing Activities	$(5,720)	$19,638	$60,134	$(25,358)	$(40,496)

        The increase in cash used in investing activities in fiscal 2010 is from two primary causes. The first is that in fiscal 2009 we liquidated a significant portion of our auction rate security positions. Although we did liquidate one additional auction rate security in fiscal 2010, the level of activity declined sharply year over year. This, coupled with our entering into the exclusive distribution agreement with Simulscribe, which used $3.5 million of cash and our move back into short-term certificate of deposit investments in fiscal 2010 contributed to substantially all the change.

        The change in cash flows from investing activities over the fiscal years 2009 and 2008 is due primarily to sales and maturities of available for sale investments, which were well in excess of the purchases of available for sale securities as we attempted to exit the volatile market of auction rate securities and invest our cash in cash and cash equivalents in fiscal 2009. The cash provided by investing activities in fiscal 2008 was largely due to our liquidating short-term investments in an effort to free up cash to be used to repurchase $41 million of our stock in fiscal 2008 and to a lesser degree our initial steps move our invested cash out of auction rate securities and into more liquid cash and cash equivalent instruments.

        We plan to continue to invest in modest levels of capital assets primarily in support of our new product development efforts.

  Cash flows from Financing Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2010	2009	2008	2010	2009
	in thousands
Net Cash Provided by (Used in) Financing Activities	$127	$176	$(39,434)	$(49)	$39,610

        The limited cash flow from financing activities in fiscal 2010 and 2009 was due to the limited level of option activity during those years largely due to a large portion of the options being out-of-the-money or only marginally in-the-money due to the decline in our stock price.

        The cash flow used in financing activities in fiscal 2008 was largely due to the repurchase of over 7 million shares of our common stock. The cost of the repurchase totaled $41.0 million. This use of cash was slightly offset by funds received from stock option exercises. We repurchased no common stock in fiscal 2010 and 2009.

        We expect that cash flows from financing activities will continue to reflect negligible levels of stock option exercises due to the current price of our stock. We currently do not plan to do any further stock repurchases in an effort to conserve cash.

Stock Repurchase Programs

        On June 13, 2007, our Board of Directors authorized the repurchase of up to $60 million of common stock under a stock repurchase program. On August 29, 2007, we filed a tender offer to repurchase up to 9,100,000 shares, or approximately $50.0 million worth, of our common stock. In the second quarter of fiscal 2008, we completed the repurchase of 7,410,824 shares of our common stock for an aggregate cost of $41.0 million. The repurchased shares were immediately retired and the aggregate price of the retired shares was reflected as a reduction to stockholders' equity. The purchase price of the shares was allocated between the components of stockholders' equity.

Commitments

        We have no material commitments other than obligations under operating leases, particularly our facility lease, normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting and the notes payable issued as part of the Simulscribe agreement entered into in fiscal 2010. These obligations are all reflected in the table, below. We also have an earn out obligation under the Simulscribe agreement, which could be as much as $10 million depending on the level of revenues achieved during the 3-year term of the agreement, which is not reflected in the table below due to the contingent nature of the obligation. We currently occupy approximately 61,000 square feet of space in the two buildings that form our Mountain View, California headquarters. In September 2005, we renegotiated our Mountain View, California lease, which extended the lease term through July 31, 2011 and reduced the rent cost. In fiscal 2010, we executed a sublease of approximately 11,200 square feet of our Mountain View headquarters, which we vacated in fiscal 2009 due to reduced space needs as a result of the cumulative effect of the reductions in force that we have completed since the second quarter of fiscal 2008.

        Our contractual commitments as of April 30, 2010, by year in which they become due, are as follows:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years
Operating leases	$1,371	$1,095	$276	$—	$—
Purchase commitments	1,408	1,408	—	—	—
Notes payable associated with exclusive distribution agreement	3,740	160	3,580	—	—

Total	$6,519	$2,663	$3,856	$—	$—

        We believe that we will be able to satisfy our cash requirements for at least the next twelve to eighteen months from our existing cash and short-term investments and our $2.0 million operating line of credit with our bank. The ability to fund our operations beyond the next twelve to eighteen months will depend on the overall demand of telecommunications providers for new capital equipment. Should we continue to experience significantly reduced levels of customer demand for our products compared to historical levels of purchases, we could need to find additional sources of cash during the latter part of fiscal 2011 or be forced to further reduce our spending levels to protect our cash reserves.

Off-Balance Sheet Arrangements

        As of April 30, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303 of SEC Regulation S-K.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of April 30, 2010 and 2009, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempted to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

        Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities which prior to the fourth quarter of fiscal 2008 management has been able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments. Those securities with maturities of greater than one year, including auction rate securities that failed to settle and which based on their nature do not appear likely to settle in the near term, are classified as long-term investments. Short and long-term investments consist primarily of certificates of deposit, auction rate securities in asset backed securities and corporate notes. Our investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Consolidated Balance Sheets at fair value. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale took place. In fiscal 2010, 2009 and 2008, we realized no gains or losses on our investments, but we did recognize an impairment charge of $1.0 million, $4.7 million and $4.2 million in fiscal 2010, 2009 and 2008, respectively on certain of our auction rate securities that failed to settle.

        Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to settle, are reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of April 30, 2010 and 2009, we held one auction rate security totaling $10.0 million of par value, which had an original rating at the time we purchased them of AA but is currently rated CC (CC rated ARS) and has failed to settle at auctions since the second quarter of fiscal 2008. The fair value of this auction rate security no longer approximates par value. Accordingly, we have recorded this investment at a fair value of $0.1 million as of April 30, 2010 ($1.1 million as of April 30, 2009). Due to the prolonged nature and the severity of the decline in the value of the CC rated ARS that has failed to settle since the second quarter of fiscal 2008 and no clear indication of when it might settle, we determined that the unrealized loss was no longer temporary. Therefore, we have recognized $1.0 million, $4.7 million and $4.2 million of impairment charges in fiscal 2010, 2009 and the fourth quarter of fiscal 2008, respectively, on this auction rate security. We will continue to analyze our auction rate security each reporting period for impairment and may be required to recognize an impairment charge in the statement of operations if a further decline in fair value is determined to be other than temporary. The fair value of this security has been estimated by management based on assumptions that market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions.

        Our investment securities are not leveraged. Due to the short-term nature of our investments, including our ARS (the interest rates of which reset every 7 to 35 days), they are not subject to significant fluctuations in their fair value due to changes in interest rates. As such, the recorded fair value of the investments at April 30, 2010 and 2009 approximates the fair value after assuming a hypothetical shift in the yield curve of plus or minus 0 basis points (BPS), 50 BPS, 100 BPS, and 150 BPS over the remaining life of the investments, which shifts are representative of the historical movements in the Federal Funds Rate. 100 BPS equals 1%.

        The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of April 30, 2010 and 2009 (in thousands). Carrying value approximates fair value.

	April 30, 2010		April 30, 2009
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$29,634	0.06%	$38,586	0.65%
Short-term investments	4,800	0.29%	—	—%
Long-term investments	100	0.00%	4,448	2.83

Total	$34,534	0.09%	$43,034	0.88%

        In fiscal 2010, our return on our cash and cash equivalents ranged from 0.06% to 0.48% and our average return for the year was 0.22% while our return on short-term investments ranged from 0.29% to 0.33% and our average return for the year was 0.31%. The return on our long-term investments ranged from 2.09% to 16.21% and our average return for the year was 15.11%.

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
Mountain View, California

        We have audited the accompanying consolidated balance sheets of Ditech Networks, Inc. and its subsidiaries ("the Company") as of April 30, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part II Item 8 as of and for the years ended April 30, 2010 and 2009. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ditech Networks, Inc. and its subsidiaries as of April 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the years ended April 30, 2010 and 2009, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BURR PILGER MAYER, INC.

San Jose, California
July 14, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ditech Networks, Inc.:

        In our opinion, the consolidated statements of operations, stockholders' equity and cash flows for the year ended April 30, 2008 present fairly, in all material respects, the results of operations and cash flows of Ditech Networks, Inc. and its subsidiaries for the year ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended April 30, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
July 14, 2010

DITECH NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	April 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$29,634	$38,586
Short-term investments	4,800	—
Accounts receivable, net of allowance for doubtful accounts of $250 and $289 at April 30, 2010 and 2009, respectively	2,440	4,487
Inventories	5,985	11,624
Other current assets	690	568

Total current assets	43,549	55,265
Long-term investments	100	4,448
Property and equipment, net	2,370	3,895
Purchased intangibles, net	522	42
Other assets	6,413	186

Total assets	$52,954	$63,836

LIABILITIES
Current liabilities:
Accounts payable	$892	$1,817
Accrued and other liabilities	2,695	3,484
Deferred revenue	890	731
Current portion of long-term debt	160	—
Income taxes payable	66	83

Total current liabilities	4,703	6,115
Long term accrued expenses	3,505	285

Total liabilities	8,208	6,400

Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value: 5,000 shares authorized and none issued and outstanding at April 30, 2010 and 2009	—	—
Common stock, $0.001 par value: 200,000 shares authorized and 26,393 and 26,257 shares issued and outstanding at April 30, 2010 and 2009, respectively	26	26
Additional paid-in capital	267,044	265,185
Accumulated deficit	(222,324)	(207,446)
Accumulated other comprehensive loss	—	(329)

Total stockholders' equity	44,746	57,436

Total liabilities and stockholders' equity	$52,954	$63,836

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended April 30,
	2010	2009	2008
Revenue
Product revenue	$18,143	$14,313	$28,904
Service revenue	4,721	4,335	6,185

Total revenue	22,864	18,648	35,089

Cost of goods sold(1)
Cost of product revenue	9,393	10,506	18,542
Cost of service revenue	1,831	766	1,053

Total cost of goods sold	11,224	11,272	19,595

Gross profit	11,640	7,376	15,494

Operating expenses:
Sales and marketing(1)	9,772	11,511	19,103
Research and development(1)	10,561	12,633	17,881
General and administrative(1)	5,466	6,807	9,285
Amortization of purchased intangible assets	62	97	985
Impairment of goodwill and other purchased intangibles	—	—	17,693

Total operating expenses	25,861	31,048	64,947

Operating loss	(14,221)	(23,672)	(49,453)

Other income (expense), net:
Interest income	390	1,550	4,837
Other expense, net	(1,080)	(4,736)	(4,161)

Total other income (expense), net	(690)	(3,186)	676

Loss before provision for (benefit from) income taxes	(14,911)	(26,858)	(48,777)
Provision for (benefit from) income taxes	(33)	(62)	45,876

Net loss	$(14,878)	$(26,796)	$(94,653)

Per share data
Basic
Net loss	$(0.57)	$(1.03)	$(3.29)

Diluted
Net loss	$(0.57)	$(1.03)	$(3.29)

Number of shares used in per share calculations:
Basic	26,210	26,082	28,805

Diluted	26,210	26,082	28,805

(1)
Employee stock-based compensation expense was as follows for the periods:

Cost of goods sold	$166	$258	$380
Sales and marketing	472	439	1,618
Research and development	300	339	1,127
General and administrative	759	731	1,274

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
Balances, April 30, 2007	33,044	$32	$298,279	$(86,366)	$—	$211,945
Cumulative effect of adjustment related to adoption of FIN 48	—	—	—	369	—	369

Adjusted balances. April 30, 2007	33,044	32	298,279	(85,997)	—	212,314
Issuance of common stock under employee stock plans	447	1	1,572	—	—	1,573
Restricted stock issued	10	—	—	—	—	—
Repurchase of common stock	(7,411)	(7)	(40,996)	—	—	(41,003)
Stock-based compensation expense	—	—	4,399	—	—	4,399
Comprehensive loss:
Unrealized loss on available for sale investment securities	—	—	—	—	(580)	(580)
Net loss	—	—	—	(94,653)	—	(94,653)

Total comprehensive loss						(95,233)

Balances, April 30, 2008	26,090	26	263,254	(180,650)	(580)	82,050
Issuance of common stock under employee stock plans	125	—	176	—	—	176
Restricted stock issued	42	—	—	—	—	—
Stock-based compensation expense	—	—	1,755	—	—	1,755
Comprehensive loss:
Unrealized gain on available for sale investment securities	—	—	—	—	251	251
Net loss	—	—	—	(26,796)	—	(26,796)

Total comprehensive loss						(26,545)

Balances, April 30, 2009	26,257	26	265,185	(207,446)	(329)	57,436
Issuance of common stock under employee stock plans	156	—	127	—	—	127
Restricted stock issued, net of cancellations	(20)	—	—	—	—	—
Value of warrant issued in conjunction with acquisition	—	—	35	—	—	35
Stock-based compensation expense	—	—	1,697	—	—	1,697
Comprehensive loss:
Unrealized gain on available for sale investment securities	—	—	—	—	329	329
Net loss	—	—	—	(14,878)	—	(14,878)

Total comprehensive loss						(14,549)

Balances, April 30, 2010	26,393	$26	$267,044	$(222,324)	$—	$44,746

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended April 30,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(14,878)	$(26,796)	$(94,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,721	2,339	2,530
Accretion of interest on long-term debt	102	—	—
Loss on disposal of property and equipment	—	14	125
Loss on disposal of property and equipment related to restructuring	106	262	—
Deferred income taxes	—	—	45,827
Stock-based compensation expense	1,697	1,767	4,399
Payment of employee-investor portion of convertible debentures	—	—	(610)
Amortization of purchased intangibles	62	97	985
Amortization of employee-investor portion of convertible debentures	—	—	50
Impairment of goodwill and other purchased intangibles	—	—	17,694
Impairment on investment securities	977	4,757	4,148
Changes in assets and liabilities:
Accounts receivable	2,047	807	5,030
Inventories	5,639	1,977	(339)
Other current assets	(122)	97	597
Income taxes	(17)	(146)	(205)
Accounts payable	(925)	(313)	(529)
Accrued and other liabilities	(927)	(1,678)	(1,542)
Deferred revenue	159	(543)	(2,150)

Net cash used in operating activities	(3,359)	(17,359)	(18,643)

Cash flows from investing activities:
Purchases of property and equipment	(646)	(938)	(2,295)
Purchase of available for sale investments	(4,800)	(83)	(16,586)
Sales and maturities of available for sale investments	3,700	20,659	82,801
Acquisition of Jasomi, net of cash received	—	—	(3,786)
Establishment of exclusive distribution agreement	(3,540)	—	—
Acquisition of Grid.com, net of cash received	(508)	—	—
Refund of lease deposit	74	—	—

Net cash provided by (used in) investing activities	(5,720)	19,638	60,134

Cash flows from financing activities:
Repurchase of common stock	—	—	(41,006)
Proceeds from employee stock plan issuances	127	176	1,572

Net cash provided by (used in) financing activities	127	176	(39,434)

Net increase (decrease) in cash and cash equivalents	(8,952)	2,455	2,057
Cash and cash equivalents, beginning of year	38,586	36,131	34,074

Cash and cash equivalents, end of year	$29,634	$38,586	$36,131

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND NATURE OF BUSINESS

        Ditech Networks, Inc. (the "Company" or "Ditech") designs, develops and markets telecommunications equipment for use in wireline, wireless, satellite and IP telecommunications networks. The Company's products enhance and monitor voice quality and provide security in the delivery of voice services. In addition, the Company has entered the voice services market of telecommunications by developing and marketing voice products that can be used by phone customers to interact with web-based applications using their voice instead of some form of keyboard interface device and to have voice messages transcribed into textual messages. The Company has established a direct sales force that sells its products in the U.S. and internationally. In addition, the Company is expanding its use of value added resellers and distributors in an effort to broaden its sales channels. This expanded use of value added resellers and distributors has occurred primarily in the Company's international markets.

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

        Service revenue includes revenue from maintenance service contracts and revenue from the Company's voice services. Revenue associated with service contracts is deferred and recognized ratably over the term of the contract. Revenue from the Company's voice services are recognized on a monthly basis as services are provided. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.

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

  Cost of Goods Sold

        Cost of goods sold related to product revenue is comprised primarily of costs of material, labor including stock-based compensation, overhead, shipping costs, warranty and inventory write-downs. Costs of service revenue is comprised primarily of labor cost, royalties for licensed technology used in the Company's voice services, third party service provider costs and amortization of the Simulscribe distribution rights intangible asset.

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

  Investments

        Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year, and auction rate securities which management typically has settled on 7, 28 or 35 day auction cycles, are considered short-term investments. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities that failed to settle since fiscal 2008, for which conditions leading to their failure to auction create uncertainty that they will settle in the near-term. Short- and long-term investments consist primarily of certificates of deposit, corporate notes and asset backed securities. The Company's investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the Consolidated Balance Sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. The cost of securities sold is based on the specific identification method. In fiscal 2010, 2009 and 2008, the Company realized no gains or losses on its investments.

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

  Fair Value of Financial Investments

        Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities are considered to approximate fair value based on their short time to maturity.

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

  Goodwill

        The Company's methodology for allocating a portion of the purchase price to goodwill in connection with the purchase of Jasomi Networks, Inc. ("Jasomi") was based on established valuation techniques in the high-technology communications equipment industry. Goodwill was measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. No goodwill has been recognized in fiscal 2010 or 2009. Although goodwill is not amortized, in fiscal 2008 the Company recognized an impairment charge equal to the recorded value of the goodwill generated as part of the Jasomi Networks acquisition. See the impairment of long-lived assets accounting policy, below.

  Impairment of Long-lived Assets

        The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances arise, the Company assesses the recoverability of its long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of the assets in question, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Following the criteria of disclosures of segment information and the accounting for goodwill and other intangibles, the Company views itself as having a single operating segment and reporting unit and consequently has evaluated its goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company's quoted share price from NASDAQ is the basis for measurement of that fair value, as the Company's market capitalization based on share price best represents the amount at which the Company could be bought or sold in a current transaction between willing parties. Since the first quarter of fiscal 2008, the Company has experienced a decline in its stock price and therefore its market capitalization, due in large part to the recent decline in the Company's operating results. As a result of the continued depressed state of the Company's stock price and uncertainty as to when its stock price will return to levels sufficient to justify the recovery of its recorded goodwill, the Company undertook an interim impairment review in the third quarter of fiscal 2008. As a result of the review, the Company determined that the entire goodwill balance of $16.4 million attributable to the Jasomi acquisition was impaired and accordingly recorded an impairment charge for this amount in fiscal 2008.

        The Company evaluates the recoverability of its amortizable purchased intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. Measurement of an impairment loss for long-lived assets that the Company expects to hold and use is based on the difference between the fair value and carrying value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Due to events that transpired in the fourth quarter of fiscal 2008, including but not limited to a competitor's introduction of a new competitive product that appeared to have created a sudden shift in demand away from the legacy Jasomi products, the Company determined that an impairment had occurred and accordingly recorded a $1.3 million impairment loss in fiscal 2008. The impairment charge was based on a comparison of the carrying amounts of the assets to their estimated fair values. The Company estimated the fair value of the assets based on the discounted value of estimated future cash flows over the estimated remaining life of the assets using a discount rate of 19%.

  Certain Risks and Concentrations

        The Company's products are concentrated in the telecommunications equipment industry, which is highly competitive and rapidly changing. Revenue from the Company's products is concentrated with a relatively limited number of customers. Sales for fiscal 2010 included three customers that accounted for greater than 10% of revenue (30%, 16% and 13%) as compared to sales in fiscal 2009 which were concentrated in three customers (22%, 12% and 11%) and sales in fiscal 2008 which were also concentrated in three customers (35%, 12% and 11%). Net revenue from customers outside the United States, which was primarily denominated in U.S. dollars, was 28%, 54% and 37% in fiscal 2010, 2009 and 2008, respectively. The Company's gross accounts receivable were concentrated with two customers at April 30, 2010 (representing 61% and 15% of receivables) and five customers at April 30, 2009

(representing 20%, 18%, 17%, 13% and 13% of receivables). The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on the expected collectibility of accounts receivable.

        A significant component of one of the Company's products is purchased from a sole supplier. If the Company were unable to obtain the component at prices reasonable to the Company, it would experience delays in redesigning the product to function with a component from an alternative supplier. The Company relies on one manufacturer for the assembly of the majority of the Company's products. The Company may experience delays if it were to shift production to an alternative supplier.

  Income Taxes

        The provision for income tax comprises the Company's current tax liability and the change in deferred tax assets and liabilities. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more-likely-than-not be realized. The Company regularly examines factors that could impact the realization of such deferred tax assets (e.g. ongoing operating losses or limitation to net operating loss and research credit utilization as a result of changes of ownership pursuant to Internal Revenue Code Section 382). In the fourth quarter of fiscal 2008, the Company determined that factors existed that raised sufficient doubt as to the recovery of its recorded deferred tax assets and therefore began establishing a full valuation allowance against its deferred tax assets. The valuation allowances created in fiscal 2010, 2009 and 2008 were $5.2 million, $10.0 million and $59.1 million, respectively.

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

  Foreign Currency Translation

        The functional currency of all of the Company's foreign subsidiaries is the U.S. dollar. Translation adjustments resulting from remeasuring the foreign currency denominated financial statements of subsidiaries into the U.S. dollar are included in operations. Gains or losses resulting from transactions denominated in currency other than the functional currency are recorded in net loss and have not been material.

  Comprehensive Loss

        Comprehensive loss for fiscal 2010, 2009 and 2008 was ($14.5) million, ($26.5) million and ($95.2) million, respectively, and included the impact of unrealized gains and losses on available for sale investment securities, net of tax.

  Advertising Costs

        The Company expenses all advertising costs as incurred and the amounts were not material for any of the periods presented.

  Computation of Loss per Share

        Basic net loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted loss per share for the years ended April 30, 2010, 2009 and 2008 is calculated excluding the effects of all potentially dilutive securities, as their effect would be anti-dilutive.

        A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net loss per share follows (in thousands, except per share amounts):

	Years ended April 30,
	2010	2009	2008
Historical net loss:
Net loss	$(14,878)	$(26,796)	$(94,653)

Basic loss per share:
Weighted average shares of common stock outstanding	26,238	26,148	28,805
Less stock subject to repurchase	28	66	—

Shares used in calculation of basic loss per share	26,210	26,082	28,805

Net loss per share	$(0.57)	$(1.03)	$(3.29)

Diluted loss per share:
Shares used in calculation of basic loss per share	26,210	26,082	28,805
Dilutive effect of stock plans	—	—	—
Dilutive effect of convertible debentures	—	—	—

Shares used in calculation of diluted loss per share	26,210	26,082	28,805

Net loss per share	$(0.57)	$(1.03)	$(3.29)

        The computation of diluted net loss per share excluded the following number of shares underlying options, restricted stock and shares issuable upon the conversion of debt, as their effect was anti-dilutive: 5,895,000 shares in fiscal 2010, 6,001,000 shares in fiscal 2009 and 6,772,000 shares in fiscal 2008. The diluted net loss per share for fiscal 2010 also excludes the impact of the 1,000,000 shares potentially issuable upon conversion of Simulscribe's convertible note payable and 100,000 shares potentially issuable under the warrant issued as part of the Grid acquisition.

  Accounting for Stock-Based Compensation

        Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company's Consolidated Statements of Operations for fiscal 2010, 2009 and 2008 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006, the date of adoption of stock-based compensation accounting, based on the grant date fair value estimated in accordance with the predecessor stock-based compensation guidance, and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of current stock-based compensation guidance. Effective May 1, 2006, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by the predecessor stock-based compensation guidance, to the straight-line single-option approach. Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        The fair value of stock-based payment awards is estimated on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock based awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statement of Operations. In the periods presented, the Company has issued non-vested stock options and restricted stock units with performance goals to certain senior members of management. The number of non-vested stock options or non-vested restricted stock units underlying each award may be determined based on a range of attainment within defined performance goals. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock options or non-vested restricted stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the Company's initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.

        There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in fiscal 2010, 2009 and 2008. The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

  Recent Accounting Pronouncements

  Adopted in the Current Fiscal Year

        In September 2009, an update was made to "Fair Value Measurements and Disclosures—Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)." This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in "Financial Services-Investment Companies" as of the reporting entity's measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the "Fair Value Measurements and Disclosures" guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update was effective for the Company beginning November 1, 2009. Adoption of this update did not have a significant impact on the Company's consolidated financial position and results of operations when it becomes effective.

        In August 2009, the FASB issued additional authoritative guidance for the fair value measurement of liabilities. The guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company began applying the guidance beginning November 1, 2009. The adoption of the guidance did not have a significant impact on the Company's condensed consolidated financial statements or related footnotes.

        In January 2010, the FASB amended the accounting standards for fair value measurement and disclosures. The amended guidance requires disclosures regarding the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. It also requires separate presentation of purchases, sales, issuances and settlements of Level 3 fair value measurements. The Company began applying the guidance beginning February 1, 2010. The adoption of the guidance did not have a significant impact on the Company's condensed consolidated financial statements or related footnotes.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification (the "Codification" or "ASC"), the authoritative guidance for GAAP. The Codification is the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning August 1, 2009 and the Company has incorporated the current Codification in this Form 10-K. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

        Effective the first quarter of fiscal 2010, the Company adopted revised accounting guidance for the fair value measurement and disclosure of its nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this accounting guidance did not have a material impact on the Company's financial position or results of operations. See Note 3.

        In December 2007, the FASB issued authoritative guidance on accounting for business combinations, which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes this guidance will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the May 1, 2009 effective date. The application of this standard to the Grid acquisition did not have a significant impact on the Company's consolidated financial position or results of operations.

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

        In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for the Company beginning May 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company believes adoption of this new guidance will not have a material impact on its financial statements as it is currently not a party to variable interest entities.

3.     BALANCE SHEET ACCOUNTS

        Inventories: Inventories comprised (in thousands):

	April 30,
	2010	2009
Raw Materials	$305	$229
Work in process	—	—
Finished Goods	5,680	11,395

Total	$5,985	$11,624

        In fiscal 2010, 2009 and 2008, the Company recorded provisions for excess inventory totaling $0.4 million, $2.4 million and $5.1 million, respectively. The provision in fiscal 2009 was largely driven by the impacts of new technical developments in the Company's PVP product, which changed the demand for certain components in the Company's new smaller configured system, and a change in the international market's network configurations from traditional copper interfaces to faster optical interfaces, which drove a sudden change in demand for the type of voice product that these international customers would deploy in the future, The provision in fiscal 2008 was largely due to a decline in sales during fiscal 2008 and expectations about revenue levels in fiscal 2009. In fiscal 2010, 2009 and 2008, the Company did not sell any previously written-down inventory.

        Stock-based compensation included in ending inventory at April 30, 2010 and 2009 was not material.

        Investments: The following table summarizes the Company's investments as of April 30, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,800	$—	$—	$4,800
Asset backed securities	9,975	—	(9,875)	100

Total	$14,775	$—	$(9,875)	$4,900

        The following table summarizes the Company's investments as of April 30, 2009 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes	$3,700	$—	$(329)	$3,371
Asset backed securities	9,975	—	(8,898)	1,077

Total	$13,675	$—	$(9,227)	$4,448

        The corporate notes and asset backed securities are both auction rate securities with an aggregate par value of $10.0 million and $13.7 million at April 30, 2010 and 2009, respectively. For the years ended April 30, 2010, 2009 and 2008, no gains or losses were realized on the sale of short-term and long-term investments. As of April 30, 2009, net unrealized holding losses of $0.3 million were included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets, net of any related tax effect. There were no unrealized holding gains or losses included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets as of April 30, 2010. An "other than temporary" impairment loss of $1.0 million, $4.7 million and $4.2 million was recognized as a component of other expense, net in the Consolidated Statements of Operations in fiscal 2010, 2009 and 2008, respectively for two auction rate instruments that failed to settle at auction since the second quarter of fiscal 2008.

        Auction rate securities, which have failed to settle at auction and for which management does not have a clear near-term exit strategy, are included in long-term investments based on uncertainty as to when they will next settle and on the term of the security underlying the auction rate security. These securities are variable rate debt instruments, which bear interest rates that reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years and are primarily issued by municipalities. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. At April 30, 2010, $0.1 million of auction rate securities were classified as long-term investments, consistent with the maturities of the securities underlying the auction rate instruments, due to uncertainty as to when they may settle.

        The Company uses the concepts of fair value based on estimated discounted future cash flows to value its auction-rate securities that included the following significant inputs and considerations, which have been applied on a consistent basis for all periods presented:

  •
  projected interest income and principal payments through the expected holding period;

  •
  the impact of penalty interest provisions on the likelihood and timing of redemption of the underlying security by its issuer;

  •
  a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the auction-rate securities as of April 30, 2010, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

  •
  in the case of one of the Company's auction rate securities which was converted into AMBAC preferred shares, default or collateral value risk adjustments were considered for the discount rate, because AMBAC continues to be down graded by rating agencies and is experiencing increasing liquidity issues.

        The accounting guidance on fair value accounting clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance on fair value accounting establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its short-term and long-term investments.

        When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds; such items are classified in Level 1 of the fair value hierarchy. At April 30, 2010, there were no active markets for these auction rate securities or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

        The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2010 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds-recurring	$25,702	$25,702	$—	$—
Certificates of deposit-recurring	4,800	4,800	—	—
Auction rate securities-recurring	100	—	—	100

Total	$30,602	$30,502	$—	$100

Liabilities
Long-term convertible note payable-non-recurring	$3,277	$—	$—	$3,277

Total	$3,277	$—	$—	$3,277

        The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$34,226	$34,226	$—	$—
Auction rate securities	4,448	—	—	4,448

Total	$38,674	$34,226	$—	$4,448

        The following table presents the changes in the Level 3 fair value category for the year ended April 30, 2010 (in thousands):

		Net Realized/Unrealized Gains (Losses) included in
	May 1, 2009	Impairment Loss Recognized in Earnings	Unrealized Gain Recognized in Other Comprehensive Income (Loss)	Purchases, (Sales), Accretion of Interest, Issuances and (Settlements)		Transfers in and/or (out) of Level 3	April 30, 2010
Assets
Auction rate securities	$4,448	$(977)	$329	$(3,700)	(1)	$—	$100
Liabilities
Long-term convertible note payable	—	—	—	$3,277	(2)	—	$3,277

(1)
Reflects sale of one Auction Rate Security at original purchase cost, resulting in no realized gain or loss.

(2)
Reflects the issuance of a $3.5 million non-interest bearing convertible note payable to Simulscribe in conjunction with the Company's exclusive distribution agreement. The note was recorded at an initial fair value of $3.2 million and approximately $0.1 million of interest has been accreted. The carrying value of the note payable as of April 30, 2010 of $3.3 million approximates its fair value.

        The following table presents the changes in the Level 3 fair value category for the year ended April 30, 2009 (in thousands):

		Net Realized/Unrealized Gains (Losses) included in
	May 1, 2008	Impairment Loss Recognized in Earnings	Unrealized Gain Recognized in Other Comprehensive Loss	Purchases, Sales, Issuances and (Settlements)		Transfers in and/or (out) of Level 3	April 30, 2009
Assets
Auction rate securities	$29,530	$(4,758)	$251	$(20,575)	(1)	—	$4,448

(1)
Reflects sale of one Auction Rate Security at original purchase cost, resulting in no realized gain or loss.

        Property and Equipment: Property and equipment comprised (in thousands):

	April 30,
	2010	2009
Furniture and fixtures	$1,170	$1,572
Equipment	14,585	14,282
Leasehold improvements	1,529	1,513
Computer software	4,133	4,073

	21,417	21,440
Less: accumulated depreciation and amortization	(19,047)	(17,545)

Total	$2,370	$3,895

        Depreciation expense totaled $2.1 million, $2.3 million and $2.4 million for fiscal 2010, 2009 and 2008, respectively.

        Other Assets: Other assets comprised (in thousands):

	April 30,
	2010	2009
Exclusive distributor intangible assets, net of accumulated amortization	$6,316	$—
Other	97	186

Total	$6,413	$186

        See Note 6 of Notes to the Consolidated Financial Statements, below for details related to the exclusive distributor intangible assets.

        Accrued and Other Liabilities: Accrued and other liabilities comprised (in thousands):

	April 30,
	2010	2009
Accrued employee compensation	$1,247	$1,590
Accrued warranty	301	389
Accrued restructuring costs	217	430
Other accrued expenses	930	1,075

Total	$2,695	$3,484

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

        Because the Company's products are manufactured to a standardized specification and products are internally tested to these specifications prior to shipment, the Company historically has experienced minimal warranty costs. Factors that affect the Company's warranty liability include the number of installed units, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability, if necessary. The fiscal 2009 adjustment to the warranty accrual reflected improved warranty history for the Company's products as well as the favorable resolution of certain specific warranty matters.

        Changes in the warranty accrual, which is included as a component of "Accrued and other liabilities" on the Consolidated Balance Sheet, were as follows (in thousands):

	Year ended April 30,
	2010	2009
Balance as of the beginning of the fiscal period	$389	$550
Provision for warranties issued during the fiscal period	39	225
Warranty costs incurred during the fiscal period	(127)	(160)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	—	(226)

Balance as of the end of the fiscal period	$301	$389

        Long-term Accrued Expenses: Long-term accrued expenses comprised (in thousands):

	April 30,
	2010	2009
Convertible note issued in conjunction with exclusive distribution agreement	$3,277	$—
Other	228	285

Total	$3,505	$285

  Reduction in Force.

        In November 2009, the Company completed a reduction in force in an attempt to continue to reduce operating expenses. As a result of this reduction in force, the Company reduced its workforce by approximately 10%. In addition in December 2009, the Company completed the sublease of office space vacated in fiscal 2009 and identified additional impairments of fixed assets, which had become idle as a result of the reduction in force and are being held for sale. As a result of these activities, the Company recognized a charge in the third quarter of fiscal 2010 of approximately $0.7 million, including $0.5 million for severance and related benefits, $0.1 million related to incremental losses upon signing the sublease on vacated office space and $0.1 million associated with assets made idle by the reductions in force that are being held for sale. All individuals impacted by the reduction in headcount were notified of the termination of their employment in November 2009. As of April 30, 2010, over 90% of the remaining balance in the accrual for the reductions in force of $0.2 million relates to the estimated loss associated with subleasing vacated space in the Company's Mountain View Headquarters and less than 10% relates to outplacement services and COBRA for the reduction in force completed in November 2009.

        At the beginning of both the second and third quarters of fiscal 2009, the Company undertook reductions in force in an attempt to reduce its operating expenses. The combined reduction in force represented approximately 21% of the Company's workforce as of April 30, 2008. As a result of the reductions in headcount that have occurred since the second quarter of fiscal 2009, the Company determined that it no longer needed approximately 20% of its Mountain View headquarters. In addition, certain fixed assets have been idled due to the reduction in employees. As there is no current plan to utilize these assets, the Company has decided to sell or scrap the assets. As a result of these actions, the Company recorded charges in fiscal 2009 totaling approximately $1.6 million. Of the $1.6 million recorded in fiscal 2009, $0.8 million was related to severance and related benefits for the impacted employees and the balance of $0.8 million was related to the estimated $0.5 million loss from subleasing the space vacated in September 2008 and $0.3 million related to the estimated loss on abandonment of idled fixed assets. All individuals impacted by the reductions in headcount were notified of the termination prior to the end of the period in which their severance costs were recorded. As of April 30, 2009, 94% of the $0.8 million aggregate severance related costs had been paid. During the second quarter of fiscal 2010, $30,000 of severance benefits related to outplacement services expired unused and were reversed to the same financial lines to which they were originally recorded in fiscal 2009.

        At the end of the second quarter of fiscal 2008, the Company undertook a restructuring of certain of its operations in an effort to streamline its operations and reduce costs. The restructuring included a reduction in the workforce of approximately 23% and the closure of its research operations in Canada. As a result of these actions the Company recorded a restructuring charge of approximately $1.3 million attributable to severance benefits paid and accrued and costs associated with the closure of the Canadian office, including $0.3 million attributable to the loss on abandonment of the Canadian facility lease and losses on assets abandoned at that location. Of the $1.3 million total restructuring charge, $1.0 million was attributable to severance and related benefits. In fiscal 2009, approximately $64,000 of estimated outplacement benefit accrual related to this reduction in force expired unused and was reversed back to the same financial lines to which it was originally recorded. All individuals impacted by the reduction in headcount were notified of the termination of their employment as of October 31, 2007. As of April 30, 2010, there is no remaining balance for the fiscal 2008 reduction in force.

        Reduction in force costs for the years ended April 30, 2010, 2009 and 2008 were as follows (in thousands):

	Years ended April 30,
	2010	2009	2008
	Ss in thousands
Cost of goods sold	$256	$31	$72
Sales and marketing	64	324	309
Research and development	255	614	892
General and administrative	92	602	504

Total	$667	$1,571	$1,777

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

        The aggregate acquisition consideration paid totaled $14.8 million, which included cash paid of $12.4 million. The remainder consisted of the assumption of vested stock options, acquisition costs and net liabilities assumed. In addition, further acquisition consideration of $7.0 million in non-transferable convertible notes was given. As the holders of the notes did not elect to covert any of the balances on their maturities, the Company paid $3.0 million on the first anniversary of the acquisition and the $4.0 million on the second anniversary, in full payment of these convertible notes. Both tranches were paid along with accrued interest at the rate of 5%. As the payment of these convertible notes was contingent on the retention of a specified number of designated employees, the Company did not record the $7.0 million as acquisition consideration related to these notes until they were paid, as at the closing date of the acquisition the Company believed the retention of the designated employees was not assured beyond a reasonable doubt. The portion of the notes that was issued to employee-stockholders, totaling $0.9 million, plus interest was amortized as compensation expense over the life of each note. In fiscal 2008, the Company recorded $50,000 of compensation expense related to the notes. There was no compensation expense associated with these notes in fiscal 2010 or 2009.

        Ditech also (1) assumed Jasomi unvested stock options outstanding on the date of the closing, which converted into options to buy 112,343 shares of the Company's common stock, and (2) issued to Jasomi employees restricted stock and restricted stock units for an aggregate of 393,212 shares of the Company's common stock. The intrinsic value of the unvested options assumed and restricted shares granted to Jasomi employees were initially recorded as deferred stock-based compensation and were being amortized as compensation expense over the remaining respective vesting periods. Upon adoption of the revised guidance on accounting for stock-based compensation on May 1, 2006, the unamortized deferred compensation balance was reversed against additional paid-in capital. The restricted stock has a three year vesting schedule while the unvested options assumed typically have a ten year term and a four year vesting period.

        The 78,768 vested stock options assumed, at an intrinsic value of $0.5 million, were recorded as part of the purchase consideration.

        The Company allocated the purchase price to in-process research and development ("in-process R&D"), goodwill and identified intangibles through established valuation techniques in the high-technology communications equipment industry. In-process R&D was expensed at the time of the acquisition because technological feasibility was not established and no future alternative use existed.

        In February 2010, the Company completed a small acquisition of 100% of the outstanding shares of Grid.com, a company with infrastructure to deliver services with simple credit card billing through the web. The purchase price, net of $0.1 million of cash received from Grid.com, totaled $0.5 million. This purchase price, which included $35,000 of value attributable to a warrant issued for 100,000 shares of the Company's common stock at an exercise price of $3.50 per share, based on a Black-Scholes valuation, was allocated to identified intangibles through established valuation techniques in the high-technology communications equipment industry. The key variables used in applying the Black Scholes model to this warrant included a risk-free interest rate of 1.5%, volatility of 75% and no dividends over the three year term of the warrant. As a result, the Company recorded an incremental $0.2 million in core technology intangible assets and $0.3 million related to the URL, the latter of which the Company has determined is an indefinite lived intangible asset.

5.     GOODWILL AND PURCHASED INTANGIBLES

        The carrying value of intangible assets acquired in business combinations is as follows (in thousands):

	April 30, 2010
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$3,142	$(2,157)	$(763)	$222
Customer relationships	1,100	(671)	(429)	—
Trade name and trademarks	200	(122)	(78)	—
URL	300	—	—	300

Total	$4,742	$(2,950)	$(1,270)	$522

	April 30, 2009
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$2,900	$(2,125)	$(763)	$12
Customer relationships	1,100	(646)	(429)	25
Trade name and trademarks	200	(117)	(78)	5

Total	$4,200	$(2,888)	$(1,270)	$42

        In fiscal 2008, the Company recorded an impairment loss of $16.4 million against the full recorded goodwill balance and a $1.3 million impairment loss against the other purchased intangible assets associated with the Jasomi acquisition.

        In fiscal 2010, 2009 and 2008, the Company recorded $62,000, $97,000 and $0.1 million, respectively, of amortization of acquisition-related intangible assets.

        Estimated future amortization expense for the core technology purchased intangible asset as of April 30, 2010 is as follows (in thousands):

Years ended April 30,
2011	$81
2012	81
2013	60

$222

6.     EXCLUSIVE DISTRIBUTION AGREEMENT

        On September 10, 2009, the Company and Simulscribe, entered into a Reseller Agreement pursuant to which Simulscribe will provide, and the Company became the exclusive reseller of, Simulscribe's voice to text (VTT) services to wholesale customers. Pursuant to the agreement, the Company also assumed all of Simulscribe's wholesale customers. The Company (a) paid $3.5 million and issued a two-year promissory note for an additional $3.5 million for the assumption of the wholesale customer relationships and the exclusivity rights, (b) will pay a fee for the services provided by Simulscribe, and (c) will pay up to an additional $10 million if the revenues generated from the Simulscribe services meet certain performance milestones within the first three years of the agreement (the "Additional Payments"), subject to acceleration in certain events, such as the Company's failure to use commercially reasonable efforts to market the services or a change of control of the Company at a time that revenues from these services are on track to result in the payment ultimately being made.

        The note and the Additional Payments are convertible into the Company's common stock at Simulscribe's option. The note is convertible into the Company's common stock at maturity in two years at a conversion price of $3.50 per share, subject to adjustment for stock splits, stock dividends and the like. The note payable, which is due September 10, 2011, is non-interest bearing and includes an acceleration clause in the event of a change in control of the Company. The note has been recorded at its fair value of $3.2 million based on an assumed interest rate of 5%, which represents the current market rate of interest at which the Company could borrow. In fiscal 2010, the Company recognized $0.1 million of interest expense associated with amortizing the $0.3 million discount on this note as a component of other expense, net in the Consolidated Statements of Operations. The remaining discount will be recognized over the remainder of the two year term of the note. The Additional Payments may be converted into the Company's common stock at a conversion price of $5.00 per share, provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share. The value of the additional payments has not been recorded as of the date of the transaction pursuant to the accounting guidance related to the issuance of equity-based instruments to non-employees for the purchase of goods or services, as it is not probable of incurrence. In the event that payouts under the Additional Payments provisions of the agreement become probable of occurrence based on an assessment with know customer revenue streams and the remaining duration of agreement and/or the conditions of the payout are met, the Company will record the fair value of the Additional Payments at that time.

        As a result of this agreement, the Company recorded the total consideration at a fair value of $6.7 million and recorded assets associated with the exclusive distribution rights and transfer of customers. The value assigned to the intangible assets was determined by valuing the discounted potential cash flows associated with each asset over the four year term of the agreement. The asset associated with the transferred customer relationships will be amortized, on a tax deductible basis, to sales and marketing expense ratably over the four year term of the agreement and the asset associated with the distribution rights will be amortized, on a tax deductible basis, to cost of goods sold on a unit of revenue basis, similar to a royalty payment, at the rate of 25% of revenue recognized based on the base level of revenue anticipated in the Agreement attributable to the $7 million of consideration issued to date. The Company recorded amortization expense associated with the distribution rights of approximately $0.2 million for the year ended April 30, 2010, and amortization expense associated with the customer relationships of approximately $0.4 million for the year ended April 30, 2010.

        Subsequent to executing the Agreement, the Company hired one of the principle officers of Simulscribe to assume the position of Chief Strategy Officer at the Company. His primary focus is on expansion of the wholesale market for voice transcription service. This individual continues to hold a large ownership interest in Simulscribe. As such, although he may have input into key decisions related to interaction between the Company and Simulscribe, the final decisions rest with the executive management team, of which he is not a member, and/or the Board of Directors. This individual was also a major shareholder in Grid.com, which was acquired in February 2010.

        In the fourth quarter of fiscal 2010, the Company and Simulscribe, entered into an Amendment No. 1 to Reseller Agreement (the "Amendment"), amending the Reseller Agreement previously entered into between the Company and Simulscribe on September 10, 2009. Primarily, the Amendment permits the Company to provide services to all voice to text customers, both retail and wholesale. Among other things, the Amendment also contains additional changes to the Reseller Agreement to conform to the new structure, and provides that both the retail and wholesale services will count as "Additional Payments" for purposes of determining what amount, if any, of the $10 million contingent consideration will be paid to Simulscribe. In consideration for the amendment, the Company agreed to pay an additional $0.3 million in seven equal quarterly installments. The first payment was made in the fourth quarter of fiscal 2010. The Company recognized this consideration as an addition to the customer relationship intangible asset, which amount is being amortized over the remainder of the 4 year life assigned to the original customer relationship intangible asset in September 2009.

        The carrying value the related intangible assets acquired was as follows (in thousands):

	April 30, 2010
	Gross Value	Accumulated Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(389)	$—	$2,125
Distribution rights	4,440	(249)	—	4,191

Total	$6,954	$(638)	$—	$6,316

        Estimated future amortization expense for the customer relationship related intangible asset as of April 30, 2010 is as follows (in thousands):

Years ended April 30,
2011	$656
2012	656
2013	606
2014	207

$2,125

7.     COMMITMENTS AND CONTINGENCIES

  Leases

        The Company leases its principal office facilities in Mountain View, California under a non-cancelable operating lease expiring on July 31, 2011. As part of the extension of the Mountain View, California lease term in September 2005, the landlord provided $442,000 for tenant improvements. This amount was recorded in accrued and other liabilities and is being amortized over the remaining term of the lease as a reduction in rent expense. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. The Company also has less significant operating leases on other offices and certain office equipment. As a result of the impacts of the reductions in force that began in fiscal 2008, in fiscal 2009 the Company abandoned approximately 11,200 square feet of its Mountain View, California headquarters and in December 2009 completed a sublease the vacated space for the remainder of the contractual lease term. An estimated sublease loss was recorded as part of the reduction in force liability, see Note 3.

        At April 30, 2010, future minimum payments under the Company's operating leases and related sublease receipts are as follows (in thousands):

Years ending April 30,	Minimum Lease Payments	Sublease Payments	Net Lease Payments
2011	$1,095	$(107)	$988
2012	276	(27)	249

	$1,371	$(134)	$1,237

        Rent expense under all leases for the years ended April 30, 2010, 2009 and 2008, was $1.2 million, $1.2 million and $1.6 million, respectively.

  Credit Facility

        In August 2009, the Company renewed its line of credit with its bank. The renewed line of credit has substantially the same terms as the prior line of credit and expires on July 31, 2010. Advances under the line of credit bear interest at LIBOR + 4.7%. The line requires the Company to maintain certain financial covenants including but not limited to: minimum tangible net worth of $46 million plus 50% of all proceeds from the sale of subordinated debt or equity securities on or after August 2009 and 50% of all positive net income generated after August 2009. The line of credit restricts the Company's ability to pay dividends. There were no borrowings outstanding under the line of credit as of April 30, 2010. As of April 30, 2010, the Company was not in compliance with its financial covenant related to tangible net worth. In July 2010, the Company received a waiver of the non-compliance as of April 30, 2010, and extended the $2 million line of credit to July 31, 2011.

  Guarantees and Indemnifications

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

  Litigation

        The Company is not a party to any material legal proceedings, which is expected to have a material adverse impact on the Company's consolidated financial statements or results of operations. From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management's attention.

8.     PREFERRED STOCK

        Ditech is authorized to issue, from time to time, in one or more series, 5,000,000 shares of preferred stock at a $0.001 par value. The Board of Directors may determine the rights, preferences, privileges and restrictions granted or imposed upon any series of preferred stock. As of April 30, 2010, no preferred stock was outstanding.

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

9.     STOCKHOLDERS' EQUITY

Employee Equity Plans

  Employee Stock Purchase Plan

        In March and April 1999, the Board adopted, and the stockholders approved, the Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which an aggregate of 1,816,666 shares of common stock had been reserved for issuance as of April 30, 2010. Employees who participate in the one-year offering period can have up to 15% of their earnings withheld for the purchase of up to a maximum of 700 shares per six-month purchase period pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of common stock on specified dates determined by the Board. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering or end date of the purchase period. In fiscal 2010, 2009 and 2008, 95,061, 114,452 and 144,398 shares, respectively, were purchased under the Purchase Plan. As of April 30, 2010, 114,446 shares remain available for issuance under the Purchase Plan.

  Stock Option and Restricted Stock Plans

        In November 1998, the Company adopted its 1998 Stock Option Plan. Under the 1998 Stock Option Plan, the Board of Directors could grant incentive or non-statutory stock options at a price not less than 100% or 85%, respectively, of fair market value of common stock, as determined by the Board of Directors, at grant date. The Company has reserved a total of 4,856,082 shares of common stock for issuance under the 1998 Stock Option Plan. During fiscal 2009, options available for grant of approximately 1,458,000 shares expired under the provisions of the 1998 Stock Option Plan and no further option grants can be made under this plan.

        During fiscal 2000, the Company adopted two non-statutory stock option plans, the 1999 Non-Officer Equity Incentive Plan and the 2000 Non-Qualified Stock Plan, under which a total of 1,350,000 shares were reserved for issuance. The terms of non-statutory options granted under these plans are substantially consistent with non-statutory options granted under the 1997 and 1998 plans. Shares issued through early option exercises are subject to the Company's right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of April 30, 2010, no shares were subject to repurchase.

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

        In November 2005, the Board also adopted the 2005 New Recruit Stock Option Plan. A total of 200,000 shares were approved for issuance as non-qualified stock options to new hired employees only. The terms of the plan are substantially consistent with the non-qualified stock options granted under the Company's other stock option plans, except that the plan does not allow the early exercise of stock options. In February 2006, another 300,000 shares were approved and added to the reserve in connection with the hiring of the new vice president of worldwide sales. As of April 30, 2010, 500,000 shares have been reserved under the plan.

        In September 2006, the Board of Directors amended the 2000 Non-Qualified Stock Plan and re-named it the 2006 Equity Incentive Plan, reserving an additional 2,000,000 shares. As a result of the increase, a total of 7,000,000 shares have been reserved under this plan as of April 30, 2010. The terms of non-statutory options granted under this plan are substantially consistent with non-statutory options granted under the 2000 plan. However, the new plan allows for the grant of other types of equity awards, including restricted stock and restricted stock units. Restricted stock and restricted stock units generally vest over four years with 25% vesting after the first year and the remaining shares vesting ratably every six months thereafter.

        All options under the option plans described above have a ten-year term.

  Directors Stock Option Plan

        In March 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan. Under this stock option plan an aggregate of 650,000 shares were reserved. However, as of the end of fiscal 2009, this plan expired and no further option grants will be made. Options granted under the plan prior to its expiration have a 5-year term. Options were granted either on a one-time initial automatic grant of 35,000 shares each upon a director's initial appointment and are subject to annual vesting over a four-year period. Annual automatic grants of 10,000 shares each were made on the date of each annual meeting of stockholders to each incumbent director (provided they have served as a director for at least six months) and are fully vested at the grant date.

        Activity under the stock plans referenced above was as follows (in thousands, except life and exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price
Balances, April 30, 2007	2,438	7,023	$7.90
Restricted stock and restricted stock units issued	(53)
Restricted stock and restricted stock units forfeited	140
Options granted	(1,743)	1,743	$4.08
Options exercised	—	(303)	$3.12
Options forfeited	891	(896)	$7.17
Options expired	507	(507)	$9.63

Balances, April 30, 2008	2,180	7,060	$7.13
Restricted stock and restricted stock units issued	(94)
Restricted stock and restricted stock units forfeited	55
Options granted	(1,080)	1,080	$1.43
Options exercised	—	(10)	$0.57
Options forfeited	365	(365)	$4.52
Options expired	2,727	(2,727)	$7.70
Plan shares expired	(1,458)	—

Balances, April 30, 2009	2,695	5,038	$5.80
Restricted stock and restricted stock units issued	(546)
Restricted stock and restricted stock units forfeited	162
Options granted	(1,433)	1,433	$1.36
Options exercised	—	(61)	$0.91
Options forfeited	306	(306)	$2.31
Options expired	436	(436)	$8.71
Plan shares expired	(376)	—

Balances, April 30, 2010	1,244	5,668	$4.69

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

        The aggregate intrinsic value of stock options exercised in fiscal 2010, 2009 and 2008 was $42,000, $15,000 and $0.6 million, respectively.

        The summary of options vested and exercisable at April 30, 2010 comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	5,323	$4.89	$544	5.72
Options exercisable	3,585	$6.32	$163	4.24

        The summary of unvested restricted stock awards for fiscal 2010 comprised (in thousands, except grant date fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2009	118	$4.38
Restricted stock issued	—	$—
Restricted stock vested	(55)	$4.40
Restricted stock forfeited	(19)	$4.48

Nonvested restricted stock, April 30, 2010	44	$4.29

        The aggregate intrinsic value of vested and expected to vest restricted stock units, which had a weighted average remaining contractual term of 1.24 years, was $416,000 at April 30, 2010. No restricted stock units were exercisable as of April 30, 2010. For the years ended April 30, 2010, 2009 and 2008, the total fair value of shares vested was $0.2 million, $0.2 million and $3.1 million, respectively.

        The summary of unvested restricted stock units for fiscal 2010 comprised (in thousands):

Number of Shares
Nonvested restricted stock units, April 30, 2009	7
Restricted stock units issued	420
Restricted stock units vested	(3)
Restricted stock units forfeited	(106)

Nonvested restricted stock units, April 30, 2010	318

        The weighted average grant date fair value per share of restricted stock units granted in fiscal 2010 was $1.05.

        As of April 30, 2010, approximately $1.8 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs is expected to be recognized over a weighted-average period of 2.2 years for options and 1.3 years for restricted stock and restricted stock units.

        The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation in fiscal 2010, 2009 and 2008 for options and restricted stock granted and for employee stock purchases under the ESPP during these periods are as follows:

	Years ended April 30,
	2010	2009	2008
Stock options:
Dividend yield(1)	—	—	—
Volatility factor(2)	0.69	0.65	0.62
Risk-free interest rate(3)	2.4%	2.5%	3.4%
Expected life (years)(4)	4.6	4.6	4.3
Weighted average fair value of options granted during the period	$0.77	$0.76	$2.11
Employee stock purchase plan:(5)
Dividend yield(1)	—	—	—
Volatility factor(2)	0.76	0.84	.53
Risk-free interest rate(3)	0.4%	0.8%	3.3%
Expected life (years)(4)	1.0	0.8	.97
Weighted average fair value of employee stock purchases during the period	$0.61	$0.59	$1.25
Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$1.05	$2.30	$6.17

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

10.   INCOME TAXES

        The provision for (benefit from) income taxes reflected in the Consolidated Statements of Operations for the years ended April 30 was as follows:

	2010	2009	2008
	in thousands
Current:
Federal	$(47)	$(80)	$—
State	34	69	(12)
Foreign	(20)	(51)	61

Total Current	$(33)	$(62)	$49

Deferred:
Federal	$—	$—	$37,958
State	—	—	7,869

Total Deferred	—	—	45,827

Total	$(33)	$(62)	$45,876

        The components of the Company's deferred tax assets consisted of:

	April 30,
	2010	2009
	in thousands
Deferred tax assets (liabilities):
Uniform capitalization	$2,761	$4,306
Depreciation	49	(77)
Inventory reserves	4,982	4,410
Other reserves and accruals	4,732	5,081
Stock-based compensation	2,968	2,718
Purchased technology, goodwill and other intangibles	795	1,103
Tax credits	11,304	11,000
Net operating losses	46,649	40,520

Total deferred tax assets	74,241	69,061
Valuation allowance	(74,241)	(69,061)

Net deferred tax assets	$—	$—

        Due to continued losses from operations and uncertainty as to the magnitude and timing of future operating profits, the Company recorded a full valuation allowance against its deferred tax assets beginning in fiscal 2008. Substantially all of the Company's pretax losses have been generated in the United States, with foreign pretax losses representing $0.6 million, $1.0 million and $1.1 million, in fiscal 2010, 2009 and 2008, respectively.

        As of April 30, 2010, the Company has federal and state tax net operating loss carryforwards of approximately $117.7 million and $103.0 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2016, and the state net operating loss carry forwards will begin to expire in fiscal 2014. As of April 30, 2010, the Company had federal and state tax credit carryforwards of approximately $7.3 million and $6.0 million, respectively.

        The Company's effective tax rate differs from the U.S. federal statutory income tax rate for the years ended April 30, principally due to the following:

	2010	2009	2008
Tax provision at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.0	4.4	4.4
Other permanent differences	—	0.3	0.3
Research Credit	2.1	2.0	1.6
Impairment of goodwill	—	—	(13.3)
Valuation allowance	(35.8)	(37.1)	(121.2)
Other	(5.1)	(4.4)	(0.9)

Effective tax rate	0.2%	0.2%	(94.1)%

        The tax provision for both fiscal 2010 and 2009 resulted in an effective tax rate of 0.2%. This effective tax rate reflects the continued establishment of a full valuation allowance against the Company's deferred tax assets. As a result, the effective tax rate is primarily related to state and foreign jurisdictions in which the Company has on going tax obligations.

        The tax provision for fiscal 2008 resulted in an effective tax rate of (94%). The effective rate for the year was adversely impacted by the non-deductible impairment charge related to goodwill and other purchased intangible assets of $17.7 million and the establishment of a full valuation allowance of $59.1 million against the Company's deferred tax assets.

        The Company's income taxes payable for federal, state, and foreign purposes have been reduced by the tax benefits from employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. The Company did not record a benefit to the Consolidated Statements of Shareholders' Equity for fiscal 2010, 2009 and 2008 as a result of electing to use the ordering provisions in the accounting guidance on income taxes with respect to reduction to the current tax provision. Accordingly, the net operating losses carried forward from pre-2007 years were utilized first to offset the current taxes payable prior to the impact of current year tax benefits from employee stock options.

        Effective May 1, 2007, the Company adopted the guidance on Accounting for Uncertainty in Income Taxes. This interpretation clarifies the criteria for recognizing income tax benefits under the broader guidance on Accounting for Income Taxes, and requires additional disclosures about uncertain tax positions. Under the guidance on accounting for uncertainty in income taxes, the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more-likely-than-not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative affect of adopting the accounting for uncertainty in income taxes at May 1, 2007 was a decrease in the liability for uncertain tax positions and the opening accumulated deficit balance of $369,000.

        The following is a roll forward of the Company's total gross unrecognized tax benefits for fiscal 2010, 2009 and 2008 (in thousands)

	2010	2009	2008
Balance as of May 1	$385	$523	$271
Tax positions related to current year:
Additions for tax positions related to R&D credits	92	129	174
Additions for Foreign Taxes	17	—	146
Tax positions related to prior year:
Reductions for tax positions related to State Taxes	(3)	(75)	(43)
Reductions for tax positions related to Foreign Taxes	(40)	(192)	(25)

Balance as of April 30	$451	$385	$523

        As of April 30, 2010, the unrecognized tax benefits of $451,000 include $46,000 of uncertain tax positions that would impact the Company's effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. Interest and penalties included in the statement of operations related to uncertain tax positions is immaterial for the fiscal years ended April 30, 2010, 2009 and 2008. The Company does not anticipate that the amount of liability for uncertain tax positions existing at April 30, 2010 will change significantly within the next 12 months.

        The Company files income tax returns in the U.S. and various foreign jurisdictions. Most U.S. and foreign jurisdictions have 3 to 10 year periods during which the taxing authorities may commence an audit. The Company is currently not under review by any taxing jurisdiction.

11.   REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

        The Company currently operates in a single segment, voice quality products.

        The Company's revenue from external customers by geographic region, based on shipment destination, was as follows (in thousands):

	Years ended April 30,
	2010	2009	2008
USA	$16,475	$8,555	$22,268
Asia Pacific	3,025	4,265	3,883
Canada	290	1,006	3,365
Latin America	389	1,105	872
Middle East/Africa	1,459	3,107	3,807
Europe	1,226	610	894

Total	$22,864	$18,648	$35,089

        Substantially all the Company's long lived assets are located in the United States.

12.   PROFIT SHARING PLAN

        The Company maintains a 401(k) profit sharing plan for all eligible employees. Employees may contribute to the Plan based on statutory limits. Any Company contributions are at the discretion of the Board of Directors. The Company made contributions to the Plan during fiscal 2010, 2009 and 2008 of $33,000, $38,000 and $57,000, respectively.

13.   SUPPLEMENTAL CASH FLOW INFORMATION

        The following table summarizes cash paid for income taxes for fiscal 2010, 2009 and 2008.

	Years ended April 30,
	2010	2009	2009
	in thousands
Income taxes paid (refunded), net	$(66)	$85	$549

        Non-cash transactions for fiscal 2010, 2009 and 2008 comprised (in thousands):

	Years ended April 30,
	2010	2009	2009
Issuance of debt in conjunction with exclusive distribution agreement	$3,256	$—	$—
Value of warrant issued in acquisition	35	—	—

SUPPLEMENTARY FINANCIAL DATA (unaudited)

	Fiscal 2010				Fiscal 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(in thousands, except per share data)
Revenue	$6,095	$5,139	$4,329	$7,301	$4,532	$4,122	$4,899	$5,095
Gross profit	$3,473	$2,218	$1,882	$4,067	$2,163	$1,993	$2,439	$782
Net loss	$(3,773)	$(4,486)	$(4,415)	$(2,205)	$(7,026)	$(6,964)	$(3,790)	$(9,016)
Basic per share data
Net loss	$(0.14)	$(0.17)	$(0.17)	$(0.08)	$(0.27)	$(0.27)	$(0.15)	$(0.35)
Diluted per share data
Net loss	$(0.14)	$(0.17)	$(0.17)	$(0.08)	$(0.27)	$(0.27)	$(0.15)	$(0.35)

(1)
The fourth quarter of fiscal 2009 includes a $2.2 million write-down of excess inventory and a $3.4 million impairment charge for an other than temporary decline in value of an auction rate security.

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended April 30, 2008
Allowance for doubtful accounts	$373	$—	$(58)	$315
Reduction in force allowance	$—	$1,777	$(1,537)	$240
Deferred tax asset valuation allowance(1)	$—	$59,074	$—	$59,074
Year ended April 30, 2009
Allowance for doubtful accounts	$315	$—	$(26)	$289
Reduction in force allowance	$240	$1,571	$(1,141)	$430
Deferred tax asset valuation allowance(1)	$59,074	$9,987	$—	$69,061
Year ended April 30, 2010
Allowance for doubtful accounts	$289	$—	$(39)	$250
Reduction in force allowance	$430	$667	$(450)	$217
Deferred tax asset valuation allowance(1)	$69,061	$5,180	$—	$74,241

(1)
Based on the level of recent financial losses and projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was no longer more likely than not that certain of its deferred tax assets were expected to be realized and therefore established a valuation allowance on deferred tax assets in fiscal 2008 totaling $59.1 million. In fiscal 2010 and 2009, the Company increased its valuation allowance by approximately $5.2 million and $10.0 million, respectively, related to incremental deferred tax assets generated in fiscal 2010 and 2009.

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

Disclosure Controls and Procedures

        Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of April 30, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of April 30, 2010, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Ditech. Under supervision and with the participation of our management, including Todd Simpson, our principal executive officer, and William Tamblyn, our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management has concluded that, as of April 30, 2010, our internal control over financial reporting was effective based on these criteria.

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

Change in Internal Control over Financial Reporting

        There has been no change in internal control over financial reporting in the quarter ended April 30, 2010 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

        On July 13, 2010, the Board of Directors amended Section 6(b) of the Ditech Networks, Inc. Bylaws to include the requirement, that was inadvertently deleted on July 7, 2010, that only such business shall be conducted at a special meeting of stockholders as shall be specified in the notice of such meeting.

        On July 12, 2010, Ditech Networks entered into an agreement with Lamassu Holdings L.L.C. pursuant to which, among other things, Timothy LeeHealey, the managing member of Lamassu Holdings L.L.C., was granted the right to attend portions of the meetings of the Board of Directors of Ditech Networks as an observer.

        As of July 12, 2010, Ditech Networks had not received any notification by any stockholder of Ditech Networks of an intention of the stockholder to nominate a director, or to bring any stockholder proposal, at the 2010 Annual Meeting of Stockholders, which is currently scheduled for September 16, 2010. The deadline for submitting such notification under Ditech Networks' Bylaws was July 10, 2010.

Part III

Item 10—Directors, Executive Officers and Corporate Governance

        Directors.    Information concerning our Directors, including with respect to procedures by which security holders may recommend nominees to our Board of Directors and with respect to the composition of our Audit Committee, is incorporated herein by reference to the section entitled "Proposal 1—Election of Directors" contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than August 28, 2010 in connection with the solicitation of proxies for the Ditech Networks' 2010 Annual Meeting of Stockholders (the "Proxy Statement").

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

 Equity Compensation Plan Information

        The following table provides certain information with respect to all of our equity compensation plans and grants made outside of any plans in effect as of April 30, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(c)
Equity Compensation Plans Approved by Security Holders(1)	5,338,904	$4.48	229.615
Equity Compensation Plans Not Approved by Security Holders(2)	328,482	$8.19	1,107,023

Total	5,667,386	$4.69	1,336,638

(1)
Consists of Ditech's 2006 Equity Incentive Plan, 1999 Employee Stock Purchase Plan, 1999 Non-Employee Directors' Stock Option Plan and 1998 Stock Option Plan. With respect to the 1999 Employee Stock Purchase Plan, 114,446 shares available for issuance are included in column (c) in the reserve. Excluded are 42,964 shares of unvested Restricted Stock Awards. No amounts with respect to the 1999 Employee Stock Purchase Plan are included in columns (a) or (b).

(2)
Consists of Ditech's 1999 Non-Officer Equity Incentive Plan, the 2005 New Recruit Stock Plan, and the 2005 New Recruit Stock Option Plan and options assume in the Jasomi acquisition in June of 2005 (26,971 shares under outstanding options). Stockholder approval was not required for the assumption of the Jasomi options. Excluded are 540 shares of unvested Restricted Stock Awards.

Description of Equity Compensation Plans Adopted Without the Approval of Stockholders

        The following equity compensation plans of Ditech were in effect as of April 30, 2010 and were adopted without the approval of our stockholders: the 1999 Non-Officer Equity Incentive Plan, the 2005 New Recruit Stock Plan, and the 2005 New Recruit Stock Option Plan.

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

DITECH NETWORKS, INC.
July 13, 2010	By:	/s/ TODD G. SIMPSON, PHD Todd G. Simpson, PhD President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ TODD G. SIMPSON, PHD Todd G. Simpson, PhD	President, Chief Executive Officer, and Director (principal executive officer)	July 13, 2010
/s/ WILLIAM J. TAMBLYN William J. Tamblyn	Executive Vice President, Chief Financial Officer and Chief Operating Officer (principal financial and accounting officer)	July 13, 2010
/s/ EDWIN L. HARPER Edwin L. Harper	Chairman of the Board of Directors	July 13, 2010
/s/ WILLIAM A. HASLER William A. Hasler	Director	July 13, 2010
/s/ ALLEN B. HOWE Allen B. Howe	Director	July 13, 2010
/s/ FRANK J. SANSOME Frank J. Sansome	Director	July 13, 2010
/s/ DAVID M. SUGISHITA David M. Sugishita	Director	July 13, 2010

Exhibit Index

Exhibit	Description of document
2.1(29)	Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson.
3.1(4)	Restated Certificate of Incorporation of Ditech
3.2*	Bylaws of Ditech, as amended and restated
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
4.3(6)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(36)	Form of Rights Certificate
4.5(35)	Amendment No. 1 to Rights Agreement, dated as of July 7, 2010, between Ditech Networks, Inc. and Wells Fargo Bank, N.A.
10.1(7)	Lease Agreement, dated August 18, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended January 25, 1999
10.2(8)(18)	1998 Amended and Restated Stock Option Plan
10.3(8)*	1999 Employee Stock Purchase Plan
10.4(8)(24)	1999 Non-Employee Directors' Stock Option Plan, as amended
10.5(8)*	Severance and Release Agreement, dated November 16, 2009, between Ditech Networks and Lowell Trangsrud
10.6(8)(14)	1999 Non-Officer Equity Incentive Plan, as amended
10.7(8)(10)	Employment Letter, dated as of September 24, 2007, between Ditech Networks, Inc. and Todd G. Simpson.
10.8(11)	Letter Agreement, dated September 2, 2009, between Ditech Networks, Inc. and Lamassu Holdings L.L.C. and certain of its affiliates
10.9(8)(20)	Jasomi Networks, Inc. 2001 Stock Plan
10.10(13)	Form of Non-Employee Director Automatic Stock Option Grant
10.11(8)(15)	Cash Compensation Arrangements with Executive Officers
10.12(8)*	Cash Compensation Arrangements with Non-Employee Directors
10.13(8)(27)	2005 New Recruit Stock Plan
10.14(7)(8)	Form of Indemnity Agreement to be entered between Ditech and each of its current executive officers and directors
10.15(9)(2)	Reseller Agreement, dated September 10, 2009, between Ditech Networks, Inc. and Simulscribe LLC.
10.16(34)*	Amendment No. 1 to Reseller Agreement, dated April 29, 2010, between Ditech Networks and Simulscribe LLC
10.17(7)(8)	Form of option agreement under the 1998 Stock Option Plan
10.18(8)(21)	2005 New Recruit Stock Option Plan, as amended
10.19(8)(26)	Form of Stock Option Agreement under the 2005 New Recruit Stock Option Plan
10.20(3)	Second Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LLC
10.21(25)	Fourth Amendment to Lease Agreement dated July 31, 2005, between Middlefield II LLC and Ditech
10.23(1)(9)	Software License Agreement, dated as of April 16, 2002, by and between Ditech and Telogy
10.24(9)(16)	Amendment No. 1 to Telogy Software License between Ditech Communications Corporation and Texas Instruments Incorporated, dated May 21, 2003
10.25(8)(19)	Form of option agreement under the 1999 Non-Employee Directors' Stock Option Plan
10.26(28)(9)	Amendment No. 2 to TELOGY SOFTWARE LICENSE AGREEMENT between Ditech Communications Corporation and Texas Instruments Incorporated
10.27(8)(30)	2006 Equity Incentive Plan
10.28(8)*	Amended and Restated Severance Benefit Plan

Exhibit	Description of document
10.29(8)(32)	Form of Stock Option Agreement to be Used for Grants of Stock Options Under the Ditech Networks, Inc. 2006 Equity Incentive Plan
10.30(8)(33)	2006 Equity Incentive Plan Restricted Stock Award Agreement
10.31(8)(33)	2006 Equity Incentive Plan Restricted Stock Unit Award Agreement
10.32(8)(22)	Relocation Arrangement with Todd Simpson, dated May 9, 2007
10.33(8)(31)	Amendment to Letter Agreement dated December 15, 2008 between Ditech Networks, Inc. and Todd Simpson
21.1*	Subsidiaries of Ditech Networks, Inc.
23.1*	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm
23.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

(1)
Incorporated by reference from the exhibit with corresponding title from Ditech's Report on Form 8-K, filed April 30, 2002 (Commission File No. 000-26209).

(2)
Incorporated by reference from the exhibit with corresponding title from Ditech's Quarterly Report on Form 10-Q/A, filed February 11, 2010 (Commission File No. 000-26209).

(3)
Incorporated by reference from the exhibit with corresponding title from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2000, filed July 31, 2000 (Commission File No. 000-26209).

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

(11)
Incorporated by reference from Exhibit 10.1 of Ditech's Current Report on Form 8-K (File No. 000-26209), filed September 3, 2009.

(12)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ending October 31, 2002, filed December 16, 2002 (Commission File No. 000-26209).

(13)
Incorporated by reference from the exhibit with corresponding title from Ditech's Quarterly Report on Form 10-Q, filed December 11, 2009 (Commission File No. 000-26209).

(14)
Incorporated by reference to the exhibit with the corresponding title from Ditech's Tender Offer Statement on Schedule TO, filed February 19, 2003 (Commission File No. 000-26209).

(15)
Incorporated by reference from the description contained in Item 5.02 of Ditech's Current Report on Form 8-K, filed May 27, 2010 (Commission File No. 000-26209).

(16)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003, filed September 15, 2003 (Commission File No. 000-26209).

(17)
Reserved

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

(35)
Incorporated by reference from the exhibit with the corresponding title from Ditech's Current Report on Form 8-K, filed July 8, 2010 (File No. 000-26209).

(36)
Incorporated by reference from Exhibit A to Amendment No. 1 to Rights Agreement, filed as Exhibit 4.1 from Ditech's Current Report on Form 8-K, filed July 8, 2010 (File No. 000-26209).