Form 10-Q
period 2010-07-31
DITECH NETWORKS INC
filed 2010-09-13
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 000-26209

Ditech Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2935531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

825 East Middlefield Road

Mountain View, California 94043

(Address of principal executive offices) (Zip Code)

(650) 623-1300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).  YES  ☐  NO  ☒

As of August 31, 2010, 26,494,438 shares of the Registrant’s common stock were outstanding.

Ditech Networks, Inc.

FORM 10-Q for the Quarter Ended July 31, 2010

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Networks, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,
	2010	2009

Revenue
Product revenue	$2,341	$4,877
Service revenue	1,698	1,218
Total revenue	4,039	6,095

Cost of goods sold
Product revenue	1,074	2,459
Service revenue	1,165	163
Total cost of goods sold(1)	2,239	2,622

Gross profit	1,800	3,473

Operating expenses:
Sales and marketing(1)	2,030	2,224
Research and development(1)	2,188	2,808
General and administrative(1)	1,435	1,470
Amortization of purchased intangible assets	20	18

Total operating expenses	5,673	6,520

Loss from operations	(3,873)	(3,047)
Other income (expense), net	(9)	(693)

Loss before provision for income taxes	(3,882)	(3,740)
Provision for income taxes	1	33

Net loss	$(3,883)	$(3,773)

Per share data:
Basic:
Net loss	$(0.15)	$(0.14)

Diluted:
Net loss	$(0.15)	$(0.14)

Weighted shares used in per share calculation:
Basic and diluted	26,346	26,173

(1)           Stock-based compensation expense was as follows for the periods:

Cost of goods sold	$21	$42
Sales and marketing	109	130
Research and development	61	69
General and administrative	157	145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	July 31, 2010	April 30, 2010

Assets
Cash and cash equivalents	$26,908	$29,634
Short-term investments	4,560	4,800
Accounts receivable, net of allowance for doubtful accounts of $250 at July 31, 2010 and April 30, 2010	3,600	2,440
Inventories	5,604	5,985
Other current assets	352	690

Total current assets	41,024	43,549

Long-term investments	100	100
Property and equipment, net	2,047	2,370
Purchased intangibles, net	502	522
Other assets	6,033	6,413

Total assets	$49,706	$52,954

Liabilities and Stockholders’ Equity
Accounts payable	$1,280	$892
Accrued expenses	2,738	2,695
Deferred revenue	848	890
Current portion of long-term debt	200	160
Income taxes payable	60	66
Total current liabilities	5,126	4,703

Long term accrued liabilities	3,359	3,505

Total liabilities	8,485	8,208

Commitments and contingencies (Note 9)

Common stock, $0.001 par value: 200,000 shares authorized and 26,493 and 26,393 shares issued and outstanding at July 31, 2010 and April 30, 2010, respectively	26	26
Additional paid-in capital	267,402	267,044
Accumulated deficit	(226,207)	(222,324)

Total stockholders’ equity	41, 221	44,746

Total liabilities and stockholders’ equity	$49,706	$52,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended July 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(3,883)	$(3,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	712	568
Accretion of interest on long-term note payable	41	—
Stock-based compensation expense	348	386
Impairment loss on investments	—	866
Amortization of purchased intangibles	20	18
Changes in assets and liabilities:
Accounts receivable	(1,160)	1,015
Inventories	380	1,545
Other current assets	338	(69)
Income taxes payable	(6)	25
Accounts payable	388	(562)
Accrued expenses	(145)	(493)
Deferred revenue	(42)	385

Net cash used in operating activities	(3,009)	(89)

Cash flows from investing activities:
Purchases of property and equipment	(9)	(351)
Refund of facility lease deposit	—	72
Purchases of available for sale investments	(2,880)	—
Sales and maturities of available for sale investments	3,120	—

Net cash provided by (used in) investing activities	231	(279)

Cash flows from financing activities:
Proceeds from employee stock plan issuances	52	38

Net cash provided by financing activities	52	38

Net increase (decrease) in cash and cash equivalents	(2,726)	(330)
Cash and cash equivalents, beginning of period	29,634	38,586

Cash and cash equivalents, end of period	$26,908	$38,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             DESCRIPTION OF BUSINESS

Ditech Networks, Inc. (the “Company”) designs, develops and markets telecommunications equipment for use in wireline, wireless, satellite and IP telecommunications networks.  The Company’s products enhance and monitor voice quality and provide security in the delivery of voice services.  In addition, the Company has entered the voice services market of telecommunications by developing and marketing voice products that can be used by phone customers to interact with web-based applications using their voice instead of some form of keyboard interface device and to have voice messages transcribed into textual messages. The Company has established a direct sales force that sells its products in the U.S. and internationally. In addition, the Company utilizes value added resellers and distributors, primarily in the Company’s international markets.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of July 31, 2010, and for the three month periods ended July 31, 2010 and 2009, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. The April 30, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for the interim period ended July 31, 2010 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2010, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2010, file number 000-26209.

Computation of Loss per Share

Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three months ended July 31, 2010 and 2009 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.  For the three month periods ended July 31, 2010 and 2009, common stock equivalents, primarily options, totaling 5,695,000 shares and 5,517,000 shares, respectively, were excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive. The diluted loss per share for the first quarter of fiscal 2011 also excludes the impact of 1,000,000 shares potentially issuable upon conversion of Simulscribe’s convertible note payable and 100,000 shares potentially issuable under the warrant issued as part of the Grid acquisition. See Notes 4 and 5 of these Notes to the Condensed Consolidated Financial Statements for a further discussion of the Simulscribe and Grid transactions.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended, July 31
	2010	2009
Net loss per share, basic and diluted:
Net loss	$(3,883)	$(3,773)

Basic:
Weighted average shares outstanding	26,360	26,206
Less restricted stock included in weighted shares outstanding subject to vesting	(14)	(33)
Weighted average shares used in calculation of basic loss per share	26,346	26,173

Net loss per share	$(0.15)	$(0.14)

Diluted:
Shares used in calculation of basic loss per share	26,346	26,173
Restricted stock included in weighted shares outstanding subject to vesting	—	—
Dilutive effect of stock plans	—	—
Dilutive effect of convertible debentures	—	—
Shares used in calculation of diluted loss per share	26,346	26,173

Net loss per share	$(0.15)	$(0.14)

Comprehensive Income (Loss)

For the three month period ended July 31, 2009, comprehensive loss was $(3.4) million and included the impact of unrealized gains and losses on available for sale investments, net of tax. There was no difference between reported net loss and comprehensive loss for the three months ended July 31, 2010.

Accounting for Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three months ended July 31, 2010 and 2009 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006, the date of adoption of stock-based compensation accounting, based on the grant date fair value estimated in accordance with the predecessor stock-based compensation guidance, and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of current stock-based compensation guidance. Effective May 1, 2006, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by the predecessor stock-based compensation guidance, to the straight-line single-option approach.  Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of stock-based payment awards is estimated on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock based awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statement of Operations. In the periods presented, the Company has issued non-vested stock options and restricted stock units with performance goals to certain senior members of management. The number of non-vested stock options or non-vested restricted stock units underlying each award may be determined based on a range of attainment within defined performance goals. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock options or non-vested restricted stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the Company’s initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.

There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in the three months ended July 31, 2010 and 2009. The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

Investments

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year are considered short-term investments. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities that failed to settle beginning in fiscal 2008, for which conditions leading to their failure at auction create uncertainty as to whether they will settle in the near-term. Auction rates securities, in which the Company invests, have underlying instruments that consist primarily of corporate notes and asset backed securities. The Company’s investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the Condensed Consolidated Balance Sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. In the first quarter of fiscal 2011 and 2010, the Company realized no gains or losses on its investments.

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and the extent to which the fair value has been below cost-basis, the financial condition of the issuer and the Company’s ability to hold the investment for a period of time, which may be sufficient for anticipated recovery of the market value. To the extent that the historical cost of the available for sale security exceeds the estimated fair market value, and the decline in value is deemed to be other-than-temporary, an impairment charge is recorded in the Condensed Consolidated Statement of Operations. Due to the Company’s understanding of declining financial health of the issuer of one of the auction rate securities held by the Company and the resulting severity of the decline in value of that auction rate security, in the first quarter of fiscal 2010, the Company recognized an impairment loss of $0.9 million.  Since the issue with auction rate securities first arose in the middle of fiscal 2008, the Company has recorded an aggregate impairment loss of $9.9 million associated with the investment in this auction rate security, which had an original recorded cost of $10 million.

Impairment of Long-lived Assets

The Company evaluates the recoverability of its long-lived assets, including its purchased intangibles and intangible assets related to its exclusive distribution agreement, on an annual basis in the fourth quarter, or more frequently if indicators of potential impairment arise.  The Company evaluates the recoverability of its amortizable purchased intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. Measurement of an impairment loss for long-lived assets that the Company expects to hold and use is based on the difference between the fair value and carrying value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

In April 2010, the Financial Accounting Standards Board (FASB) issued new authoritative guidance on the milestone method of revenue recognition. The milestone method applies to research and development arrangements in which one or more payments are contingent upon achieving uncertain future events or circumstances. This guidance defines a milestone and provides criteria for determining whether the milestone method is appropriate. This standard is effective for milestones achieved in fiscal years beginning on or after June 15, 2010, on a prospective basis, with earlier application permitted. As the Company is typically not a party to research and development arrangements, the Company believes this standard will not have a material impact on the Company’s financial statements.

3.             BALANCE SHEET ACCOUNTS

Inventories

Inventories comprised (in thousands):

	July 31, 2010	April 30, 2010

Raw materials	$206	$305
Work in progress	—	—
Finished goods	5,398	5,680

Total	$5,604	$5,985

Stock-based compensation included in inventories was not material at July 31, 2010 and April 30, 2010, respectively.

Investments

The following table summarizes the Company’s investments as of July 31, 2010 (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificates of deposit	$4,560	$—	$—	$4,560
Asset backed securities	9,975	—	(9,875)	100
Total	$14,535	$—	$(9,875)	$4,660

The following table summarizes the Company’s investments as of April 30, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,800	$—	$—	$4,800
Asset backed securities	9,975	—	(9,875)	100
Total	$14,775	$—	$(9,875)	$4,900

The asset backed securities are auction rate securities with an aggregate par value of $10.0 million at July 31, 2010 and April 30, 2010. For the three months ended July 31, 2010 and 2009, no gains or losses were realized on the sale of short-term and long-term investments. There were no unrealized holding gains or losses included in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets as of July 31, 2010 and April 30, 2010.    An “other than temporary” impairment loss of $0.9 million was recognized as a component of other expense, net in the Condensed Consolidated Statements of Operations in the three months ended July 31, 2009, for two auction rate instruments that failed to settle at auction since the second quarter of fiscal 2008.

Auction rate securities, which have failed to settle at auction and for which management does not have a clear near-term exit strategy, are included in long-term investments based on uncertainty as to when they will next settle and on the term of the security underlying the auction rate security. These securities are variable rate debt instruments, which bear interest rates that reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years and are primarily issued by municipalities. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. At July 31, 2010 and April 30, 2010, $0.1 million of auction rate securities were classified as long-term investments, consistent with the maturities of the securities underlying the auction rate instruments, due to uncertainty as to when they may settle.

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

•                      a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the auction-rate securities as of April 30, 2010, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

•                      in the case of one of the Company’s auction rate securities which was converted into AMBAC preferred shares, default or collateral value risk adjustments were considered for the discount rate, because AMBAC continues to be down graded by rating agencies and is experiencing increasing liquidity issues.

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

When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds; such items are classified in Level 1 of the fair value hierarchy. At July 31, 2010 and April 30, 2010, there were no active markets for these auction rate securities or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2010 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds-recurring	$24,975	$24,975	$—	$—
Certificates of deposit-recurring	4,560	4,560	—	—
Auction rate securities-recurring	100	—	—	100

Total	$29,635	$29,535	$—	$100

Liabilities

Long-term convertible note payable-non-recurring	$3,319	$—	$—	$3,319
Total	$3,319	$—	$—	$3,319

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2010 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds-recurring	$25,702	$25,702	$—	$—
Certificates of deposit-recurring	4,800	4,800	—	—
Auction rate securities-recurring	100	—	—	100

Total	$30,602	$30,502	$—	$100

Liabilities

Long-term convertible note payable-non-recurring	$3,277	$—	$—	$3,277
Total	$3,277	$—	$—	$3,277

The following table presents the changes in the Level 3 fair value category for the three months ended July 31, 2010 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
		Impairment Loss	Unrealized Gain Recognized in Other	Purchases, (Sales), Accretion of Interest,		Transfers in
	April 30,	Recognized in	Comprehensive	Issuances and		and/or (out)	July 31,
	2010	Earnings	Income (Loss)	(Settlements)		of Level 3	2010

Assets
Auction rate securities	$100	$—	$—	$—		$—	$100

Liabilities
Long-term convertible note payable	$3,277	—	—	$42	(1)	—	$3,319

(1)                                 Reflects the accretion of interest on the convertible note payable to Simulscribe in conjunction with the Company’s exclusive distribution agreement. The carrying value of the note payable as of July 31, 2010 of $3.3 million approximates its fair value.

The following table presents the changes in the Level 3 fair value category for the year ended April 30, 2010 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
		Impairment Loss	Unrealized Gain Recognized in Other	Purchases, (Sales), Accretion of Interest,		Transfers in
	May 1,	Recognized in	Comprehensive	Issuances and		and/or (out)	April 30,
	2009	Earnings	Income (Loss)	(Settlements)		of Level 3	2010

Assets
Auction rate securities	$4,448	$(977)	$329	$(3,700	)(1)	$—	$100

Liabilities
Long-term convertible note payable	—	—	—	$3,277	(2)	—	$3,277

(1)         Reflects sale of one Auction Rate Security at original purchase cost, resulting in no realized gain or loss.

(2)         Reflects the issuance of a $3.5 million non-interest bearing convertible note payable to Simulscribe in conjunction with the Company’s exclusive distribution agreement.  The note was recorded at an initial fair value of $3.2 million and approximately $0.1 million of interest has been accreted.

Accrued expenses

Accrued expenses comprised (in thousands):

	July 31, 2010	April 30, 2010
Accrued employee compensation	$1,158	$1,247
Accrued warranty	254	301
Accrued restructuring costs	173	217
Other accrued expenses	1,153	930
Total	$2,738	$2,695

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

Changes in the warranty accrual, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, were as follows (in thousands):

	Three Months Ended July 31,
	2010	2009

Balance as of April 30	$301	$389
Provision for warranties issued during fiscal period	12	29
Warranty costs incurred during fiscal period	(9)	(55)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	(50)	—

Balance as of July 31	$254	$363

Reduction in force. In November 2009, the Company completed a reduction in force in an attempt to continue to reduce operating expenses.  As a result of this reduction in force, the Company reduced its workforce by approximately 10%.  In addition in December 2009, the Company completed the sublease of office space vacated in fiscal 2009 and identified additional impairments of fixed assets, which had become idle as a result of the reduction in force and are being held for sale. As a result of these activities, the Company recognized a charge in the third quarter of fiscal 2010 of approximately $0.7 million, including $0.5 million for severance and related benefits, $0.1 million related to incremental losses upon signing the sublease on vacated office space and $0.1 million associated with assets made idle by the reductions in force that are being held for sale.  All individuals impacted by the reduction in headcount were notified of the termination of their employment in November 2009.  As of July 31, 2010, approximately 90% of the remaining balance in the accrual for the reductions in force of $0.2 million relates to the estimated loss associated with subleasing vacated space in the Company’s Mountain View Headquarters and 10% relates to outplacement services and COBRA for the reduction in force completed in November 2009.

Long-term Accrued Liabilities

Long-term accrued liabilities comprised (in thousands):

	July 31, 2010	April 30, 2010
Convertible note issued in conjunction with exclusive distribution agreement	$3,319	$3,277
Other	40	228
Total	$3,359	$3,505

4.     GOODWILL AND PURCHASED INTANGIBLES

The carrying value of purchased intangible assets acquired in business combinations is as follows (in thousands):

	July 31, 2010
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$3,142	$(2,177)	$(763)	$202
Customer relationships	1,100	(671)	(429)	—
Trade name and trademarks	200	(122)	(78)	—
URL	300	—	—	300
Total	$4,742	$(2,970)	$(1,270)	$502

	April 30, 2010
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$3,142	$(2,157)	$(763)	$222
Customer relationships	1,100	(671)	(429)	—
Trade name and trademarks	200	(122)	(78)	—
URL	300	—	—	300
Total	$4,742	$(2,950)	$(1,270)	$522

In February 2010, the Company completed a small acquisition of 100% of the outstanding shares of Grid.com, a company with infrastructure to deliver services with simple credit card billing through the web. The purchase price, net of $0.1 million of cash received from Grid.com, totaled $0.5 million.  This purchase price, which included $35,000 of value attributable to a warrant issued for 100,000 shares of the Company’s common stock at an exercise price of $3.50 per share, based on a Black-Scholes valuation, was allocated to identified intangibles through established valuation techniques in the high-technology communications equipment industry.  The warrant expires in February 2013. As a result, the Company recorded an incremental $0.2 million in core technology intangible assets and $0.3 million related to the URL, the latter of which the Company has determined is an indefinite lived intangible asset.

In the three months ended July 31, 2010 and 2009, the Company recorded $20,000 and $18,000, respectively, of amortization of acquisition-related intangible assets.

Estimated future amortization expense for the core technology purchased intangible asset as of July 31, 2010 is as follows (in thousands):

Years ended April 30,

2011 (nine months)	$61
2012	81
2013	60
$202

5.             EXCLUSIVE DISTRIBUTION AGREEMENT

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

The note and the Additional Payments are convertible into the Company’s common stock at Simulscribe’s option.  The note is convertible into the Company’s common stock at maturity in two years at a conversion price of $3.50 per share, subject to adjustment for stock splits, stock dividends and the like. The note payable, which is due September 10, 2011, is non-interest bearing and includes an acceleration clause in the event of a change in control of the Company.  The note has been recorded at its fair value of $3.2 million based on an assumed interest rate of 5%, which represents the current market rate of interest at which the Company could borrow.  In the first quarter of fiscal 2011, the Company recognized $41,000 of interest expense associated with amortizing the $0.3 million discount on this note as a component of other expense, net in the Condensed Consolidated Statements of Operations.  There was no accretion of interest expense for the corresponding period in fiscal 2010. The remaining discount will be recognized over the remainder of the term of the note.  The Additional Payments may be converted into the Company’s common stock at a conversion price of $5.00 per share, provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share.  The value of the additional payments has not been recorded as of the date of the transaction pursuant to the accounting guidance related to the issuance of equity-based instruments to non-employees for the purchase of goods or services, as it is not probable of incurrence.  In the event that payouts under the Additional Payments provisions of the agreement become probable of incurrence based on an assessment with know customer revenue streams and the remaining duration of agreement and/or the conditions of the payout are met, the Company will record the fair value of the Additional Payments at that time.

As a result of this agreement, the Company recorded the total consideration at a fair value of $6.7 million and recorded assets associated with the exclusive distribution rights and transfer of customers.  The value assigned to the intangible assets, which are recorded in other assets on the face of the Condensed Consolidated Balance Sheet, was determined by valuing the discounted potential cash flows associated with each asset over the four year term of the agreement.  The asset associated with the transferred customer relationships will be amortized, on a tax deductible basis, to sales and marketing expense ratably over the four year term of the agreement and the asset associated with the distribution rights will be amortized, on a tax deductible basis, to cost of goods sold on a unit of revenue basis, similar to a royalty payment, at the rate of 25% of revenue recognized based on the base level of revenue anticipated in the Agreement attributable to the $7 million of consideration issued to date.  The Company recorded amortization expense associated with the distribution rights of approximately $0.2 million for the three months ended July 31, 2010, and amortization expense associated with the customer relationships of approximately $0.2 million for the three months ended July 31, 2010.  There was no amortization expense for the corresponding period in fiscal 2010.

Subsequent to executing the Agreement, the Company hired one of the principle officers of Simulscribe to assume the position of Chief Strategy Officer at the Company.  His primary focus is on expansion of the wholesale market for voice transcription service.  This individual continues to hold a large ownership interest in Simulscribe.  As such, although he may have input into key decisions related to interaction between the Company and Simulscribe, the final decisions rest with the executive management team, of which he is not a member, and/or the Board of Directors.  This individual was also a major shareholder in Grid.com, which the Company acquired in February 2010.

In the fourth quarter of fiscal 2010, the Company and Simulscribe, entered into an Amendment No. 1 to Reseller Agreement (the “Amendment”), amending the Reseller Agreement previously entered into between the Company and Simulscribe on September 10, 2009. Primarily, the Amendment permits the Company to provide services to all voice to text customers, both retail and wholesale. Among other things, the Amendment also contains additional changes to the Reseller Agreement to conform to the new structure, and provides that both the retail and wholesale services will count as “Additional Payments” for purposes of determining what amount, if any, of the $10 million contingent consideration will be paid to Simulscribe.  In consideration for the amendment, the Company agreed to pay an additional $0.3 million in seven equal quarterly installments.  The first payment was made in the fourth quarter of fiscal 2010.  The Company recognized this consideration as an addition to the customer relationship intangible asset, which amount is being amortized over the remainder of the 4 year life assigned to the original customer relationship intangible asset in September 2009.

The carrying value of the related intangible assets acquired, which are included in other assets, was as follows (in thousands):

	July 31, 2010
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(552)	$—	$1,962
Distribution rights	4,440	(465)	—	3,975
Total	$6,954	$(1,017)	$—	$5,937

	April 30, 2010
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(389)	$—	$2,125
Distribution rights	4,440	(249)	—	4,191
Total	$6,954	$(638)	$—	$6,316

Estimated future amortization expense for the customer relationship related intangible asset as of July 31, 2010 is as follows (in thousands):

Years ended April 30,

2011 (nine months)	$493
2012	656
2013	606
2014	207
$1,962

6.             STOCKHOLDERS’ EQUITY

Employee Equity Plans

The Company utilizes a combination of Employee Stock Purchase, Stock Option and Restricted Stock plans as a means to provide equity ownership in the Company for its employees. In the first quarter of fiscal 2011, 44,767 shares of common stock were issued under the Employee Stock Purchase Plan (“ESPP”) and 69,679 shares remain available for issuance under that plan as of July 31, 2010.

Activity under the stock option and restricted stock plans was as follows (in thousands, except exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price
Balances, April 30, 2010	1,244	5,668	$4.69
Restricted stock and restricted stock units issued	—
Restricted stock and restricted stock units forfeited	68
Options granted	(105)	105	$1.47
Options exercised	—	(1)	$0.91
Options forfeited	101	(101)	$2.20
Options expired	201	(201)	$6.56
Plan shares expired	(88)	—

Balances, July 31, 2010	1,421	5,470	$4.61

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

The aggregate intrinsic value of stock options exercised in each of the first quarters of fiscal 2011 and 2010 was $0.

The summary of options vested and exercisable at July 31, 2010 comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	5,192	$4.78	$185	5.61
Options exercisable	3,541	$6.16	$102	4.21

The summary of unvested restricted stock awards for the first quarter of fiscal 2011 comprised (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2010	44	$4.29
Restricted stock issued	—	$—
Restricted stock vested	(8)	$6.75
Restricted stock forfeited	(21)	$2.47

Nonvested restricted stock, July 31, 2010	15	$5.56

The summary of unvested restricted stock units for the first quarter of fiscal 2011 comprised (in thousands):

Number of Shares
Nonvested restricted stock units, April 30, 2010	318
Restricted stock units issued	—
Restricted stock units vested	(107)
Restricted stock units forfeited	—

Nonvested restricted stock units, July 31, 2010	211

The aggregate intrinsic value of vested and expected to vest restricted stock awards and restricted stock units, which had a weighted average remaining contractual term of 1.7 years, was $211,000 at July 31, 2010. For the periods ended July 31, 2010 and 2009, the total fair value of restricted shares that vested was $0.1 million and $0.1 million, respectively.

As of July 31, 2010, there was approximately $1.5 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs that is expected to be recognized over a weighted-average period of 2.2 years for options and 1.7 years for restricted stock and restricted stock units.

The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation in the first quarter of fiscal 2011 and 2010 for options granted and for employee stock purchases under the ESPP, during these periods are as follows:

	Three months ended July 31,
	2010	2009
Stock options:
Dividend yield(1)	—	—
Volatility factor(2)	0.67	0.70
Risk-free interest rate(3)	2.0%	2.7%
Expected life (years)(4)	4.7	4.6
Weighted average fair value of options granted during the period	$0.81	$0.58

Employee stock purchase plan:(5)

Dividend yield(1)	—	—
Volatility factor(2)	0.56	1.03
Risk-free interest rate(3)	0.32%	0.51%
Expected life (years)(4)	0.99	0.99
Weighted average fair value of employee stock purchases during the period	$0.49	$0.59

Restricted stock and restricted stock units:

Weighted average fair value of restricted stock and RSUs granted during the period	$—	$1.05

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

7.             BORROWING AGREEMENT

In July 2010, the Company renewed its $2.0 million line of credit with its bank.  The renewed line of credit has substantially the same terms as the prior line of credit and expires on July 31, 2011. There were no borrowings outstanding under the line of credit as of July 31, 2010 and the Company was in compliance with its financial covenants.

8.             INCOME TAXES

The guidance on Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The liability for uncertain tax positions, if recognized, will decrease the Company’s tax expense. The Company does not anticipate that the amount of liability for uncertain tax positions existing at July 31, 2010 will change significantly within the next 12 months.  Interest and penalties related to the liability for uncertain tax positions are included in provision for income taxes.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. Most U.S. and foreign jurisdictions have 3 to10 years of open tax years. However, all the Company’s tax years since fiscal 1998 will be open to examination by the U.S. federal and certain state tax authorities due to the Company’s overall net operating loss and/or tax credit carryforward position. Based on the results of the most recent review of the impacts of ownership changes in our common stock on the future realizability of tax carryforwards, the Company put in place certain modifications to its Preferred Share Purchase Rights Plan.  The intent of these modifications is to reduce the risk of that future changes in the ownership interests will be sufficiently material as to require the Company to limit the amount of tax carryforward that can be realized in future periods. The Company is currently under audit by one state jurisdiction in which it operates for its fiscal 2005 filing but is not under examination by any other tax jurisdictions.

The Company recorded a tax provision of $1,000 for the three months ended July 31, 2010 resulting in an effective tax rate of less than 1%.  The Company recorded a tax provision of $33,000 for the three months ended July 31, 2009 resulting in an effective tax rate of less than 1%. The effective tax rate for the three months ended July 31, 2010 and 2009 reflected the effects of a full valuation allowance against the federal and state net operating loss and tax credit carryforwards created during the quarter due to uncertainty as to the recoverability of those items due to the Company’s continuing operating losses. The tax provision for the quarter ended July 31, 2010 and 2009 is attributable to certain state and foreign jurisdictions in which the Company operates.

9.             COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any material legal proceedings.  From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business.  These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management’s attention.

Lease Commitments

At July 31, 2010, future minimum payments and related sublease receipts under the Company’s current operating leases are as follows (in thousands):

Years ending April 30,	Minimum Lease Payments	Sublease Payments	Net Lease Payments
2011 (nine months)	$828	$(81)	$747
2012	276	(27)	249

	$1,104	$(108)	$996

Guarantees and Indemnifications

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

As permitted or required under Delaware law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving at the Company’s request, in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner that a person reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

10.          REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company is a global telecommunications equipment supplier for voice networks. The Company develops, produces and sells voice quality enhancement solutions as well as voice applications solutions to telecommunication service providers worldwide. The Company’s voice quality enhancement solutions enable service providers to deliver consistently clear, end-to-end communications to their subscribers. The Company’s revenues are organized along two main product categories: product and services, the latter of which is comprised of the Company’s new voice applications offerings as well as services in support of its voice quality enhancement solutions.  The Company currently operates in two business segments: the voice quality enhancement segment, which includes service revenues related to delivery of these solutions; and the voice applications segment.  The segments are determined in accordance with how management views and evaluates the Company’s business and based on the criteria as outlined in the authoritative guidance. A description of the types of products and services provided by each reportable segment is as follows:

Voice Quality Enhancement Segment

The Company designs, develops, and markets stand-alone and system-based voice quality products for circuit-switched and VoIP mobile networks throughout the world. The Company’s products feature high-capacity, high-availability hardware systems coupled with a sophisticated array of voice optimization and measurement software to enhance the quality of voice communications.  In addition to the hardware systems that comprise this segment, the Company also includes services such as maintenance, training and installation which support the hardware system sales.

Voice Applications Segment

Voice services includes a range of applications and services with the common goal of utilizing the human voice to interface with various aspects of day to day life which have been historically limited to keyboard interface.  The products include voice-to-text transcription services, voice-based interface with the web and web-based applications, including social networking and calendar applications.

Segment Revenue and Contribution Margin

Segment contribution margin includes all product line segment revenues less the related cost of sales,  marketing and engineering expenses directly identifiable to each segment. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and information technology costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, stock-based compensation expenses, acquisition-related integration costs, amortization and impairment of purchased intangible assets, restructuring costs, interest and other income (expense), net.

Segment Data

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. The Company measures the performance of each segment based on several metrics, including contribution margin.

Asset data, with the exception of inventory, is not reviewed by management at the segment level. All of the products and services within the respective segments are generally considered similar in nature, and therefore a separate disclosure of similar classes of products and services below the segment level is not presented.

Financial information for each reportable segment is as follows as of July 31, 2010 and April 30, 2010 and for the three months ended July 31, 2010 and 2009 (in thousands):

	Voice Quality Enhancement	Voice Applications	Total
For the three months ended July 31, 2010:
Revenue	$3,164	$875	$4,039
Contribution margin	992	(1,448)	(456)
As of July 31, 2010: Inventories	5,604	—	5,604
For the three months ended July 31, 2009:
Revenue	$6,095	$—	$6,095
Contribution margin	2,240	(1,110)	1,130
As of April 30, 2010: Inventories	5,985	—	5,985

The reconciliation of segment information to the Company’s condensed consolidated totals is as follows (in thousands):

	Three Months Ended
	July 31, 2010	July 31, 2009
Segment contribution margin	$(456)	$1,130
Corporate and unallocated costs	(3,049)	(3,773)
Stock-based compensation	(348)	(386)
Amortization of purchased intangibles	(20)	(18)
Interest and other income (expense), net	(9)	(693)

Loss before provision for income taxes	$(3,882)	$(3,740)

Geographic Data

Geographic revenue information comprises (in thousands):

	Three months ended July 31,
	2010	2009

USA	$2,674	$4,652
Asia Pacific	1,222	316
Middle East/Africa	55	981
Rest of World	88	146

Total	$4,039	$6,095

Sales for the three months ended July 31, 2010 included three customers that represented greater than 10% of total revenue (29%, 17% and 13%). Sales for the three months ended July 31, 2009 included four customers that represented greater than 10% of total revenue (28%, 26%, 15% and 14%).    As of July 31, 2010, the Company had one customer that represented greater than 10% of accounts receivable (54%).  At April 30, 2010, two customers represented greater than 10% of accounts receivable (61% and 15%).

The Company maintained substantially all of its property and equipment in the United States at July 31, 2010 and April 30, 2010.

11.          SUBSEQUENT EVENT

The Company has performed an evaluation of subsequent events through the date on which these financial statements in this Form 10-Q Report were filed with the SEC.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended April 30, 2010 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2010. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our expected future financial operating results, plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See “Future Growth and Operating Results Subject to Risk” at the end of this Item 2 for factors that could cause future results to differ materially.

Overview

We provide voice technologies for the telecommunications market.  We design, develop and market telecommunications equipment for use in enhancing voice quality and canceling echo in voice calls over wireline, wireless and internet protocol (IP) telecommunications networks. Our products monitor and enhance voice quality and provide transcoding in the delivery of voice services. Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our TDM-based product introductions have leveraged the processing capacity of our newer hardware platforms to offer not only echo cancellation but also enhanced Voice Quality Assurance (“VQA”) features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility.  We have also introduced products to support carriers that are deploying voice over internet protocol, or “VoIP,” technologies which offer all the voice capabilities of our TDM-based products along with codec transcoding to meet the new challenges faced by carriers deploying VoIP technologies.

We also design, develop and market telecommunications software and services. We have built a software-centric extension to our voice quality offerings, named mStage, which provides VQA as well as other voice technologies such as mixing and keyword spotting, enabling the next generation of voice application.  We have showcased an application called toktok which highlights the capabilities of mStage. We also market and develop voice-to-text applications, based on our exclusive reseller agreement with Simulscribe.  Voice-to-text utilizes much of the same core expertise in voice processing that underlies VQA.  The current primary market for voice-to-text is voicemail-to-text.  In the voicemail to text area we offer a broad spectrum of services, under the brand “PhoneTag”, including fully automated transcription services as well as transcription services that include human touch-up.  Using the same infrastructure we also offer transcription services for conference calls and other audio sources.

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

In fiscal 2010, we entered into an exclusive worldwide distribution agreement with Simulscribe.  In conjunction with this agreement we obtained the exclusive right to market Simulscribe’s voice-to-text transcription services to customers around the world.  We believe that this voice-to-text transcription service provides a meaningful complement to the other voice technologies being developed under our mStage and toktok product initiatives. We are undertaking these new opportunities in an effort to not only diversify our product offerings but also our customer base.  We believe that these products could help generate a more predictable revenue base, which we believe is less susceptible to our customer’s decisions on the timing and nature of the network expansions than our legacy product offerings have experienced on a stand alone basis.

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

Reseller Agreement.   In September 2009, we entered into a Reseller Agreement with Simulscribe pursuant to which we became the exclusive reseller of Simulscribe’s voice-to-text services to wholesale customers.  Pursuant to the agreement, we also assumed all of Simulscribe’s wholesale customers.  We (a) paid $3.5 million and issued a two-year promissory note for an additional $3.5 million for the assumption of the wholesale customer contracts and the exclusivity rights, (b) will pay a fee for the services provided by Simulscribe, and (c) will pay up to an additional $10 million if the revenues generated from the Simulscribe services meet certain performance milestones within the first three years of the agreement (the “Additional Payments”), subject to acceleration in certain events, such as our failure to use commercially reasonable efforts to market the services or a change of control of our company at a time that revenues from these services are on track to result in the payment ultimately being made.  The note and the Additional Payments are convertible into our common stock at Simulscribe’s option.  The note is convertible into our common stock at maturity in two years at a conversion price of $3.50 per share, subject to adjustment for stock splits, stock dividends and the like. The Additional Payments may be converted into our common stock at a conversion price of $5.00 per share, provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share. In the fourth quarter of fiscal 2010, we amended our agreement with Simulscribe that extended our exclusive distribution rights to all customers, not just wholesale customers.  The agreement, and the related amendment, were accounted for as an asset acquisition and the value of the consideration given was allocated to the assets received as part of the transaction.

Our Customer Base.    Historically, with the exception of fiscal 2009, the majority of our sales have been to customers in the United States. Domestic customers accounted for approximately 66% of our revenue in the first three months fiscal 2011, and 72% and 46% of our revenue in fiscal 2010 and 2009, respectively.  The geographic mix of revenue reflects domestic demand for our legacy TDM business and our VoIP business, as well as the vast majority of our voice service product revenue being generated from domestic customers.  Our international business for the quarter ended July 31, 2010 was primarily concentrated in South East Asia. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. Our international revenue has been largely driven by demand from customers in South East Asia, the Middle East and Latin America. We expect our international demand to continue to be heavily influenced by these markets as they are experiencing the highest level of growth and commonly have the most need for cost effective solutions to address voice quality in their growing networks.

Our revenue historically has come from a small number of customers. Our largest customer in the first three months of fiscal 2011, a wireless carrier in South East Asia, accounted for approximately 29% of our revenue.  In fiscal 2010, our largest customer was a domestic wireline and wireless carrier, which accounted for 30% of revenue.  Our largest customer in fiscal 2009 was a domestic wireless provider which accounted for 22% of revenue. Our five largest customers accounted for approximately 64% of our revenue in the first three months of fiscal 2011 and 75% and 60% of our revenue in fiscal 2010 and 2009, respectively. Consequently, the loss of, or significant decline in purchases by, any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced in fiscal 2006 and again over the last few fiscal years as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the world and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of July 31, 2010, we had deferred $0.9 million of revenue. However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Condensed Consolidated Balance Sheet. Of the $0.9 million of total deferred revenue transactions at July 31, 2010, substantially all of it had been collected from customers and therefore $0.9 million was reported as deferred revenue on the Condensed Consolidated Balance Sheet.

Of the $0.9 million of revenue deferred as of July 31, 2010, substantially all of it was associated with maintenance contracts, which are recognized ratably over the term of the contract, typically twelve months. In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date, to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

Investments—We consider investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year, and auction rate securities, which we have historically settled on 7, 28 or 35 day auction cycles, as short-term investments. However, when auction rate securities fail to settle at auction, which has been occurring since the middle of fiscal 2008, and conditions leading to their failure to auction create uncertainty as to whether they will settle in the near-term, we classify them as long-term consistent with the contractual term of the underlying security. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities for which we are unable to estimate when they will settle. Short-term and long-term investments consist primarily of certificates of deposit and asset backed securities. We have classified our investments as available-for-sale securities in the accompanying condensed consolidated financial statements. We carry available-for-sale securities at fair value, and report unrealized gains and losses as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income, net based on specific identification. We include interest on securities classified as available-for-sale in total other income. See also the discussion in “Liquidity and Capital Resources” and Item 3 of Part I below for additional information on auction rate securities.

Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of write-downs required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in the recognition of larger than anticipated write-downs. For example, we recorded inventory write-downs for excess levels of inventory, due to wholesale shifts in demand, of $2.4 million and $5.1 million in fiscal 2009 and 2008, respectively. There were no sales of previously written-down inventory during the first quarter of fiscal 2011, or in fiscal 2010 or 2009.

Cost of Warranty—At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year. The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures. This would result in a decrease in gross profits. As of July 31, 2010 and April 30, 2010, we had $0.3 million accrued related to estimated future warranty costs. See Note 3 of the Notes to the condensed consolidated financial statements.

Impairment of Long-lived Assets—We continually monitor events and changes in circumstances that could indicate that carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances arise, we assess the recoverability of our long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carry amount of the assets in question, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell. During fiscal 2010 and 2009, we recorded impairment charges of approximately $0.1 million and $0.3 million, respectively, associated with certain identifiable assets that were abandoned as a result of the cumulative affects of the reductions in force that had been implemented over the last two fiscal years.  There was no impairment of long-lived assets in the first quarter of fiscal 2011.

Accounting for Stock-based Compensation—Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“Black-Scholes”) option-pricing model and is recognized as expense, net of estimated forfeitures, ratably over the requisite service period. Given our employee stock options have certain characteristics that are significantly different from traded options and, because changes in the subjective assumptions can materially affect the estimated value, in our opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although we determine the fair value of employee stock options using the Black-Scholes option-pricing model, that value may not be indicative of the fair value observed between a willing buyer and a willing seller in a market transaction.

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

In April 2010, the Financial Accounting Standards Board (FASB) issued new authoritative guidance on the milestone method of revenue recognition. The milestone method applies to research and development arrangements in which one or more payments are contingent upon achieving uncertain future events or circumstances. This guidance defines a milestone and provides criteria for determining whether the milestone method is appropriate. This standard is effective for milestones achieved in fiscal years beginning on or after June 15, 2010, on a prospective basis, with earlier application permitted. As we are typically not a party to research and development arrangements, we believe this standard will not have a material impact on our financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three Months Ended
	July 31,
	2010	2009
Revenue	100.0%	100.0%
Cost of goods sold	55.4	43.0
Gross Profit	44.6	57.0
Operating expenses:
Sales and marketing	50.3	36.5
Research and development	54.2	46.1
General and administrative	35.5	24.1
Amortization of purchased intangibles	0.5	0.3
Total operating expenses	140.5	107.0
Loss from operations	(95.9)	(50.0)
Other income (loss), net	(0.2)	(11.4)
Loss before provision for (benefit from) income taxes	(96.1)	(61.4)
Provision for (benefit from) for income taxes	0.0	0.5
Net loss	(96.1)%	(61.9)%

THREE MONTHS ENDED JULY 31, 2010 AND 2009.

Revenue.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2010	2009	from Prior Year
Revenue	$4,039	$6,095	$(2,056)

The decrease in revenue during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was largely due to a decrease in product revenue from our top five customers.   In the aggregate, our top five customers in the first quarter of fiscal 2011 accounted for $2.6 million of product revenue as compared to the top five customers in the first quarter of fiscal 2010, which accounted for $5.3 million.  This decline in product revenue was largely due to volatility in the timing of closing transactions with several domestic and international customers for legacy TDM and VoIP products.  The decline in product revenue from our top five customers was partially offset by an increase in revenue from our voice services business, which began generating revenue in the latter part of the second quarter of fiscal 2010.  For the three months ended July 2010, three customers accounted for more than 10% of total revenue (29%, 17% and 13%), with our largest customer being an international wireless provider.   The second and third greater than 10% customers have been our largest two customers for the last two years.  Although our Broadband Voice Processor Flex (“BVP-Flex”) continues to be the primary voice quality product purchased by our domestic customers and has begun to experience a growing interest from international customers, our PVP product and service contracts have grown as a percentage of revenue during over the last two years due in large part to growing deployment of the PVP in conferencing providers’ VoIP networks.

Geographically, our first quarter fiscal 2011 revenue was primarily domestic at 66% of total worldwide revenue, which was a decrease from 76% of revenue reported in the first quarter of fiscal 2010.  The decrease in the domestic portion of our revenue was primarily driven by a delay in closing transactions with one of our larger domestic customers.  Following the success of our BVP-Flex, revenue over the last three fiscal years and the first quarter of fiscal 2011 has been generated largely from domestic sales.  Our international growth has primarily been dependent on our success in selling VQA. Although we continue to believe that there are meaningful international revenue opportunities, we continue to experience volatility in the purchasing cycles from our existing and prospective international customers, which has resulted in volatility in the level of international revenue from quarter to quarter.  Most recently potential changes in India’s import regulations related to technology-based products contributed to delays in our ability to close orders in that region, as we worked to understand the implication of the potential rule changes on our products and to ensure that our intellectual property was adequately protected.  We intend to continue to work to understand the implications of these potential changes in India’s import regulations, which could continue to cause delays in our ability to close orders in that region.  We plan to continue to invest in customer trials to attempt to capture the international revenue opportunities that exist for us.

Cost of Goods Sold and Gross Profit.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2010	2009	from Prior Year
Cost of goods sold	$2,239	$2,622	$(383)
Gross profit	$1,800	$3,473	$(1,673)
Gross margin %	44.6%	57.0%	(12.4	)pts

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold was primarily driven by the decrease in business volume during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.  Our analysis of gross profit below discusses the other factors, which are impacting cost of goods sold and resulting in the net decline in the gross margin percentage.

Our gross margin percentage decreased in the first quarter of fiscal 2011 as a result of our product mix for the first quarter of fiscal 2011 being more heavily weighted to lower margin voice service revenue, which we began recognizing in the latter part of the second quarter of fiscal 2010, and fixed manufacturing costs representing a larger percentage of revenue.  Although we have reduced our fixed manufacturing costs in real terms, they have increased as a percentage of revenue due to the decline in revenue experienced in the first quarter of fiscal 2011.  Partially offsetting these declines in margin was a reduction in the level of write-downs of excess inventory.

Sales and Marketing.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2010	2009	from Prior Year
Sales and marketing	$2,030	$2,224	$(194)
% of revenue	50.3%	36.5%	13.8	pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The decrease in sales and marketing expense in the first quarter of fiscal 2011 was largely due to the impacts of the reduction in force that occurred in second quarter of fiscal 2010, as well as subsequent attrition.   The resulting reduction in headcount had a direct impact on both base pay and variable compensation, which experienced a combined reduction of $0.4 million.  The reduction in headcount also impacted travel and related expenses which experienced a $0.1 million decrease from the first quarter of 2010.  Partially offsetting this decline in spending was a $0.2 million increase in outside service costs primarily due to increased costs associated with our voice service product marketing, primarily for our PhoneTag product.

Research and Development.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2010	2009	from Prior Year
Research and development	$2,188	$2,808	$(620)
% of revenue	54.2%	46.1%	8.1	pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The decrease in expense in the first quarter of fiscal of 2011 as compared to the first quarter of fiscal 2010 was also largely driven by the reduction in force that occurred in the second quarter of fiscal 2010 and subsequent attrition.  As a result of the reduction in headcount, we experienced a decline in payroll and related expenses totaling $0.4 million. In addition, we experienced a $0.3 million reduction in depreciation due to a significant amount of assets becoming fully depreciated late in the fourth quarter of fiscal 2010.

General and Administrative.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2010	2009	from Prior Year
General and administrative	$1,435	$1,470	$(35)
% of revenue	35.5%	24.1%	11.4	pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The minor decline in general and administrative expenses was primarily due to decline in payroll and related expense due to attrition during the latter part of fiscal 2010.

We expect operating expenses in the second quarter of fiscal 2011 to decline compared to the first quarter of fiscal 2011 primarily due to our continued emphasis on controlling costs and seasonality of professional fees related to audit and tax services.

Stock-based Compensation.

Stock-based compensation expense recognized in the first quarters of fiscal 2011 and 2010 was as follows:

	Three months ended July 31,
$’s in thousands	2010	2009
Cost of good sold	$21	$42
Sales and marketing	109	130
Research and development	61	69
General and administrative	157	145
Total	$348	$386

The decline in stock based compensation is due to two key factors.  First and foremost is the reduction in options outstanding and therefore stock-based compensation linked to the reductions in force that occurred over the last few years.  The second key element of the decline is linked to the timing of option grants. As compensation related to older options, which were granted at higher fair values per share due to the stock price at the time of grant, become fully amortized, they are being replaced by newer option grants which are being issued at lower fair values due largely to the decline in our stock price.

Other Income (Expense), Net.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2010	2009	from Prior Year
Other income (expense), net	$(9)	$(693)	$684
% of revenue	(0.2)%	(11.4)%	11.2	pts

Other income, net consists of interest income on our invested cash and cash equivalent balances, impairment charges on our long-term investments, foreign currency activities, and interest expense on the long-term convertible note payable. The increase in other income (expense), net was primarily due to a lack of impairment losses on our auction rate securities in fiscal 2011 as compared to a $0.9 million impairment loss on certain of our long-term investments in auction rate securities in the first quarter of fiscal 2010.  We expect that the returns on our cash and investments will continue to experience marginal declines as we continue to use cash as a result of our anticipated operating losses in the second quarter.  It is possible that we will experience further impairment charges on our remaining investment in auction rate securities, although we do not expect them to be material as there is only $0.1 million of carrying value remaining as of July 31, 2010.

Income Taxes.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2010	2009	from Prior Year
Provision for (benefit from) income taxes	$1	$33	$(32)
% of revenue	0.0%	0.5%	(0.5	)pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the first quarter of fiscal 2011 and 2010 was less than 1%.  The effective tax rate for the first quarter of fiscal 2011 and 2010 reflected our establishment of a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards.  As a result of this valuation allowance, our tax expense for each of the first quarters of fiscal 2011 and 2010 is limited to certain minor state and foreign tax jurisdictions where we report limited profits.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2010 and April 30, 2010, we had cash and cash equivalents and investments totaling $31.6 million and $34.5 million, respectively. As of July 31, 2010, we had cash and cash equivalents of $26.9 million as compared to $29.6 million at April 30, 2010. Additionally we had $4.6 million and $4.8 million of short-term investments as of July 31, 2010 and April 30, 2010, respectively, and $0.1 million of long-term investments as of each of July 31, 2010 and April 30, 2010.  In July 2010, we renewed our $2 million line of credit facility with our bank.  The line of credit expires on July 31, 2011 and carries substantially the same terms as the old line of credit.   There were no amounts outstanding under the line as of July 31, 2010.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Three months ended July 31,
$’s in thousands	2010	2009
Cash flow from operating activities	$(3,009)	$(89)

The net use of cash in operations for the first quarter of fiscal 2011 was primarily attributable to the $3.9 million net loss experienced for the quarter, which was largely driven by softness in demand for our products as compared to our historical levels.  Further contributing to the net use of cash in operations was a $1.2 million increase in accounts receivable during the first quarter of fiscal 2011 due to the reasons described below. Offsetting the negative impacts on cash flow from operations due to our continued operating losses, was non-cash operating expenses related to depreciation and amortization and stock compensation, which contribute to our operating loss but does not result in a use of cash.

Our accounts receivable days sales outstanding at July 31, 2010 was approximately 80 days compared to 30 days at April 30, 2010.  The volatility in our days sales outstanding has been impacted by a non-linear pattern in our revenues and longer payment cycles attributable to our international customers.

We expect cash flows from operations to continue to be a use due to our continued operating losses.

	Three months ended July 31,
$’s in thousands	2010	2009
Cash flow from investing activities	$231	$(279)

We generated $0.2 million in cash in our investing activities in the first quarter of fiscal 2011.  The cash generated was attributable to the net liquidation of short-term investments in the first quarter of fiscal 2011.

	Three months ended July 31,
$’s in thousands	2010	2009
Cash flow from financing activities	$52	$38

The cash flow from financing activities in the first quarter of fiscal 2011 was due to funds received from the employee stock purchase plan and stock option exercises.   We expect to continue to have modest positive cash flows from financing activities due to employee stock plan activity.

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

Our contractual commitments as of July 31, 2010, by year in which they become due, are as follows:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years
Operating leases	$1,104	$1,104	$—	$—	$—
Purchase commitments	1,221	1,221	—	—	—
Notes payable associated with exclusive distribution agreement	3,559	200	3,359	—	—
Total	$5,884	$2,525	$3,359	$—	$—

We believe that we will be able to satisfy our cash requirements for at least the next twelve to eighteen months from our existing cash and short-term investments and our $2.0 million operating line of credit with our bank. The ability to fund our operations beyond the next twelve to eighteen months will depend on the overall demand of telecommunications providers for new capital equipment. Should we continue to experience significantly reduced levels of customer demand for our products compared to historical levels of purchases, we could need to find additional sources of cash during fiscal 2012 or be forced to further reduce our spending levels to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 64% of our revenue in the first three months of fiscal 2011 and 75% and 60% of our revenue in fiscal 2010 and 2009, respectively. Our largest customer in the first quarter of fiscal 2011 accounted for approximately 29% of our revenue, as compared to our largest customers in fiscal 2010 and 2009, which accounted for 30% and 22% of our revenue, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels.

MERGER ACTIVITY AND DELAYS IN TRANSITIONS IN OUR CUSTOMERS’ TECHNOLOGIES OR INFRASTRUCTURES MAY CAUSE DELAYS OR IMPEDIMENTS TO PURCHASING OUR PRODUCTS.

Since the beginning of calendar year 2004, North American telecommunication service providers have been involved in a series of merger and acquisition activities and some affected telecommunication service providers are still assessing their network technology and deployment plans. In any merger, product purchases for network deployment may be reviewed, postponed or canceled based on revised plans for technology or network expansion for the merged entity. More recently, we have also experienced changes in buying patterns due to carrier transitions from their legacy TDM/networks to VoIP networks and the impact of the world-wide economic and credit crisis.  These more recent factors have directly impacted the timing and magnitude of carriers’ buying patterns, as they are closely watching their capital spending and are looking to minimize their investments in their legacy network configurations but have been slow to deploy large scale VoIP networks.  Until carrier transition strategies from legacy TDM/networks to  newer 3G and 4G networks get clarified and the economic and credit markets return to a more normal state, our revenue could be more volatile due to timing issues around large customer purchases.

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

IN PERIODS OF WORSENING ECONOMIC CONDITIONS, OUR EXPOSURE TO CREDIT RISK AND PAYMENT DELINQUENCIES ON OUR ACCOUNTS RECEIVABLE SIGNIFICANTLY INCREASES.

A substantial majority of our outstanding accounts receivables are not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.  This exposure to credit risk is enhanced by our customer concentration; for example, 78% of our accounts receivable balance at July 31, 2010 was from four customers.

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

IF INDIA MOVES FORWARD WITH ITS PROPOSED RULE CHANGES RELATED TO THE IMPORT OF TECHNOLOGY-BASED PRODUCTS INTO INDIA, WE COULD EXPERIENCE A PROLONGED LOSS OF BUSINESS FROM THAT IMPORTANT REGION AND/OR SUBJECT OURSELVES TO INCREASED RISK RELATED TO LOSS OF OUR INTELLECTUAL PROPERTY.

India recently announced its intent to require all companies that are selling technology-based products into India to provide access to their source code, in an effort to facilitate India’s evaluation of whether that source code is a risk for disseminating computer-based viruses.  As a result of this potential change, we delayed closure of certain potential sales transactions that we had anticipated might close in the first quarter of fiscal 2011 to allow us adequate time to determine if our products are covered by these potential rule changes, and if so, to determine how best to protect our intellectual property.  In the last couple of weeks, the Indian government announced a two month delay in the proposed implementation of these new rules, effectively through the end of our second quarter of fiscal 2011.  However, it is unclear whether there will be permanent relief from these new provisions.  It appears that elements of our embedded technology may be at risk under the rules as currently written.  As such, we have to weigh the benefits of continuing to do business in this region with the benefits of ongoing protection of our intellectual property, the loss of either of which could have long-term adverse impacts on our revenue.

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

SIMULSCRIBE’S VOICE-TO-TEXT BUSINESS, FOR WHICH WE BECAME THE SOLE WORLD-WIDE DISTRIBUTOR, HAS HISTORICALLY BEEN A LOW MARGIN BUSINESS.  IF WE CAN NOT IMPROVE THE COST MODEL, WHILE WE IMPROVE THE VOLUME OF REVENUE GENERATED FROM THIS BUSINESS, IT COULD DETERIORATE OUR OVERALL MAGRINS AS IT BECOMES A LARGER PERCENTAGE OF REVENUE.

While we are focused on growing our customer base in the voice-to-text market, we have also been focusing on implementing cost reduction efforts to improve on the historically low margins that Simulscribe had experienced.  As such, we are renegotiating service provider agreements, and other aspects of the cost structure of the voice-to-text business, in an attempt to improve margins.  In the event that we are unsuccessful in executing on our cost reduction efforts, although we might experience growth in our gross profit due to increased revenue, we might experience a decline in our gross margin, as the voice-to-text revenue becomes a larger percentage of overall revenue.

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

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, some of which are outside of our control. If revenue significantly declines, as we experienced over the last few years, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, research and development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Adverse changes in our operating results could adversely affect our stock price. For example, we have experienced delays in customers finalizing contracts and/or issuing purchase orders, which have resulted in revenues slipping out of the quarter in which we had expected to recognize them. This resulted in revenue shortfalls from investor expectations during several quarters over the last few years and ultimately resulted in us experiencing declines in our stock price following the announcement of these revenue shortfalls.

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

We believe we will face competition for our Voice Applications initiative.  Independent software vendors could develop competing applications.  These independent software companies have access to the necessary technology to develop competing applications.  In addition, some of these independent software vendors have more experience with voice recognition technology. Two of the largest competitors in the voice transcription market, Nuance and Spinvox, merged subsequent to our becoming the exclusive distributor of Simulscribe’s transcription service to wholesale customers.  Although we believe we have certain technological advantages to certain of the transcription services offered by the combined company, the merger may impact our ability to close certain business opportunities that we believe exist in the transcription market.  In addition, since a large portion of our voice services customers are direct retail customers, we also face the risk that carriers, including some of our wholesale customers, could offer competitive alternatives which would lure our retail customers away from us and adversely impact our voice services revenue.

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

SOME OF THE KEY COMPONENTS,  SOFTWARE AND LICENSED TECHNOLOGIES USED IN OUR PRODUCTS ARE CURRENTLY AVAILABLE ONLY FROM SOLE SOURCES, THE LOSS OF WHICH COULD DELAY PRODUCT SHIPMENTS AND/OR ADVERSELY IMPACT FUTURE REVENUE.

We rely on certain suppliers as the sole source of certain key components, software and licensed technologies that we use in our products. For example, we rely on Texas Instruments as the sole source supplier for the digital signal processors used in our echo cancellation and voice enhancement products. We have no guaranteed supply arrangements with our suppliers. Any extended interruption in the supply of these components would adversely affect our future revenues. If we are unable to obtain a sufficient supply of these components or our access to the software or licensed technology is interrupted, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components.

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

IF WE EXPERIENCE CERTAIN SIGNIFICANT STOCK OWNERSHIP CHANGES, OUR NET OPERATING LOSSES MAY BE SUBSTANTIALLY LIMITED.

As of April 30, 2010, we had federal and state tax net operating loss carryforwards of approximately $117.7 million and $103.0 million, respectively. In the last several years we have experienced changes in ownership of our common stock that have created a risk that certain additional changes in stock ownership (e.g., significant increases in stock ownership held by our 5% stockholders, or increases in stock ownership that would cause a stockholder to become a 5% stockholder) may cause the tax laws to place severe limitations on our ability to utilize these net operating losses.  As a result, in July 2010 we amended the terms of our rights agreement, commonly referred to as a “poison pill,” to, among other things, lower the stock ownership threshold that would trigger the provisions of the rights agreement to 4.99%.  We amended the rights agreement in an attempt to deter stock transactions that would cause our ability to use our net operating losses to be severely limited.  In the event that we are unsuccessful in deterring significant stock transactions and our tax carryforwards become limited, there should not be an immediate material impact on our condensed consolidated financial position or results of operations as we have already established a full valuation against our tax carryforwards.  If a limitation of our tax carryforwards is triggered, it could adversely impact future cash flows by not allowing us to substantially offset future taxable income with these tax carryforwards resulting in higher levels of potential future tax obligations.  The rights agreement, as amended, will not deter all transactions that could cause our ability to utilize these net operating losses to be severely limited.  Further, the rights agreement will terminate on March 25, 2011, if the amendment is not approved by the stockholders by that time; we currently do not intend to submit the amendment to the rights agreement to our stockholders for approval, and so expect that the rights agreement will terminate on March 25, 2011.  In addition, during the time that the rights agreement is in effect, it may have the effect of decreasing demand for our common stock, which would have an adverse effect on the stock price of our common stock.

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

OUR CASH RESOURCES MAY NOT BE SUFFICIENT TO ACQUIRE OR DEVELOP ADDITIONAL TECHNOLOGIES.

As of July 31, 2010, we had approximately $31.5 million in cash, cash equivalents and short-term investments. As a result, we may not be able to acquire companies or technologies, or develop new technologies, that we believe would be beneficial to our company and our stockholders. Further, if we experience a continued downturn in our business, we may need to rely on our cash reserves to fund our business during the period of the downturn which, if prolonged and severe, we may not be able to do.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of July 31, 2010 and April 30, 2010, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempted to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities which prior to the fourth quarter of fiscal 2008 management has been able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments. Those securities with maturities of greater than one year, including auction rate securities that failed to settle and which based on their nature do not appear likely to settle in the near term, are classified as long-term investments. Short and long-term investments consist primarily of certificates of deposit, auction rate securities in asset backed securities and corporate notes. Our investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale took place. In the first quarter of fiscal 2011, we did not realize any gains or losses on our investments or any impairment charges on our auction rate securities that failed to settle.

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to settle, are reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of July 31, 2010 and April 30, 2010, we held one auction rate security totaling $10.0 million of par value, which had an original rating at the time we purchased them of AA but is currently rated CC (CC rated ARS) and has failed to settle at auctions since the second quarter of fiscal 2008. The fair value of this auction rate security no longer approximates par value. Accordingly, we have recorded this investment at a fair value of $0.1 million as of July 31, 2010 and April 30, 2010.

Our investment securities are not leveraged. Due to the short-term nature of our investments, including our ARS (the interest rates of which reset every 7 to 35 days), they are not subject to significant fluctuations in their fair value due to changes in interest rates. As such, the recorded fair value of the investments at July 31, 2010 and April 30, 2010 approximates the fair value after assuming a hypothetical shift in the yield curve of plus or minus 0 basis points (BPS), 50 BPS, 100 BPS, and 150 BPS over the remaining life of the investments, which shifts are representative of the historical movements in the Federal Funds Rate. 100 BPS equals 1%.

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of July 31, 2010 and April 30, 2010 (in thousands). Carrying value approximates fair value.

	July 31, 2010		April 30, 2010
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$26,908	1.05%	$29,634	0.06%
Short-term investments	4,560	0.24%	4,800	0.29%
Long-term investments	100	0.00%	100	0.00%
Total	$31,568	0.93%	$34,534	0.09%

To date, the vast majority of our sales have been denominated in U.S. dollars. As only a small amount of foreign invoices are paid in currencies other than the U.S. dollar, we consider our foreign exchange risk to be immaterial to our condensed consolidated financial position, results of operations or cash flows.

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

Disclosure Controls and Procedures

Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of July 31, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of July 31, 2010, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2010, as filed with the SEC on July 14, 2010, have not substantively changed, except for the following risk factors:

1. The risk factor “We Depend On A Limited Number Of Customers, The Loss Of Any One Of Which Could Cause Our Revenue To Decrease,” was revised to include first quarter of fiscal 2011 financial and credit risk information associated with our customer concentration.

2. The risk factor “In Periods Of Worsening Economic Conditions, Our Exposure To Credit Risk And Payment Delinquencies On Our Accounts Receivable Significantly Increases” has been revised to include first quarter fiscal 2011 financial information.

3.  The risk factor “Our Cash Resources May Not Be Sufficient To Acquire Or Develop Additional Technologies” has been revised to include first quarter fiscal 2011 financial information.

4.  The risk factor “We Face Intense Competition, Which Could Adversely Affect Our Ability To Maintain Or Increase Sales Of Our Products” was updated to include information on potential competition for our retail voice services customers.

5.  The risk factor “Some Of The Key Components, Software And Licensed Technologies Used In Our Products Are Currently Available Only From Sole Sources, The Loss Of Which Could Delay Product Shipments And/Or Adversely Impact Future Revenue” was revised to include that fact that certain of our software also is sole sourced.

6.  We have added the risk factor “If India Moves Forward With Its Proposed Rule Changes Related To The Import Of Technology-Based Products Into India, We Could Experience A Prolonged Loss Of Business From That Important Region And/Or Subject Ourselves To Increased Risk Related To Loss Of Our Intellectual Property.”

7.  We have added the risk factor “If We Experience Certain Significant Stock Ownership Changes, Our Net Operating Losses May Be Substantially Limited.”

8. We have added the risk factor “Simulscribe’s Voice-To-Text Business, For Which We Became The Sole World-Wide Distributor, Has Historically Been A Low Margin Business.  If We Can Not Improve The Cost Model, While We Improve The Volume Of Revenue Generated From This Business, It Could Deteriorate Our Overall Margins As It Becomes A Larger Percentage Of Revenue.”

ITEM 6.  EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Networks, Inc.
Date: September 13, 2010	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document

3.1(1)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(2)	Bylaws of Ditech Networks, Inc., as amended and restated
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(3)	Specimen Stock Certificate
4.3(4)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(5)	Form of Rights Certificate
4.5(6)	Amendment No. 1 to Rights Agreement, dated as of July 7, 2010, between Ditech Networks, Inc. and Wells Fargo Bank, N.A.
10.1	Executive Officer Cash Compensation Arrangements
10.2(7)	Amended and Restated Severance Benefit Plan
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the exhibit with corresponding number from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed May 22, 2006.

(2) Incorporated by reference from the Exhibit 3.2 to Ditech’s Annual Report on Form 10-K (File No.000-26209), filed July 14, 2010.

(3) Incorporated by reference from the exhibit with corresponding descriptions from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(4) Incorporated by reference from the exhibit with corresponding title from Ditech’s Current Report on Form 8-K (File No. 000-26209), filed March 30, 2001.

(5) Incorporated by reference from Exhibit A to Amendment No. 1 to Rights Agreement, filed as Exhibit 4.1 from Ditech’s Current Report on Form 8-K, filed July 8, 2010 (File No. 000-26209).

(6) Incorporated by reference from Exhibit 4.1 from Ditech’s Current Report on Form 8-K, filed July 8, 2010 (File No. 000-26209).

(7) Incorporated by reference from the Exhibit 10.28 to Ditech’s Annual Report on Form 10-K (File No.000-26209), filed July 14, 2010.