Form 10-Q
period 2010-10-31
DITECH NETWORKS INC
filed 2010-12-08
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of November 30, 2010, 26,533,776 shares of the Registrant’s common stock were outstanding.

Ditech Networks, Inc.

FORM 10-Q for the Quarter Ended October 31, 2010

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Networks, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2010	2009	2010	2009
Revenue
Product revenue	$1,758	$4,469	$4,099	$9,346
Service revenue	1,894	670	3,592	1,888
Total revenue	3,652	5,139	7,691	11,234

Cost of goods sold
Product revenue	937	2,769	2,011	5,228
Service revenue	1,325	152	2,490	315
Total cost of goods sold(1)	2,262	2,921	4,501	5,543

Gross profit	1,390	2,218	3,190	5,691

Operating expenses:
Sales and marketing (1)	1,904	2,355	3,934	4,579
Research and development (1)	1,917	2,839	4,105	5,647
General and administrative (1)	1,128	1,533	2,563	3,003
Amortization of purchased intangible assets	20	7	40	25

Total operating expenses	4,969	6,734	10,642	13,254

Loss from operations	(3,579)	(4,516)	(7,452)	(7,563)
Other income (expense), net	(15)	44	(24)	(649)

Loss before provision for (benefit from) income taxes	(3,594)	(4,472)	(7,476)	(8,212)
Provision for (benefit from) income taxes	(18)	14	(17)	47

Net loss	$(3,576)	$(4,486)	$(7,459)	$(8,259)

Per share data:
Basic and diluted:
Net loss	$(0.14)	$(0.17)	$(0.28)	$(0.32)

Weighted shares used in per share calculation:
Basic and diluted	26,352	26,179	26,349	26,176

(1) Stock-based compensation expense was allocated by function as follows:

Cost of goods sold	$23	$46	$44	$88
Sales and marketing	121	107	230	237
Research and development	79	96	140	165
General and administrative	171	348	328	493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	October 31, 2010	April 30, 2010

Assets
Cash and cash equivalents	$26,455	$29,634
Short-term investments	2,640	4,800
Accounts receivable, net of allowance for doubtful accounts of $250 at October 31, 2010 and April 30, 2010	2,630	2,440
Inventories	5,618	5,985
Other current assets	510	690

Total current assets	37,853	43,549

Long-term investments	100	100
Property and equipment, net	1,755	2,370
Purchased intangibles, net	482	522
Other assets	5,554	6,413

Total assets	$45,744	$52,954

Liabilities and Stockholders’ Equity
Accounts payable	$1,180	$892
Accrued expenses	2,270	2,695
Deferred revenue	648	890
Current portion of long-term debt	3,520	160
Income taxes payable	82	66

Total current liabilities	7,700	4,703

Long term accrued liabilities	—	3,505
Total liabilities	7,700	8,208

Commitments and contingencies (Note 9)

Common stock, $0.001 par value: 200,000 shares authorized and 26,498 and 26,393 shares issued and outstanding at October 31, 2010 and April 30, 2010, respectively	26	26
Additional paid-in capital	267,801	267,044
Accumulated deficit	(229,783)	(222,324)

Total stockholders’ equity	38,044	44,746

Total liabilities and stockholders’ equity	$45,744	$52,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended October 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,459)	$(8,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,404	1,231
Impairment loss on investments	—	977
Accretion of interest on long-term debt	83	22
Stock-based compensation expense	742	983
Amortization of purchased intangibles	40	25
Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(190)	2,604
Inventories	365	2,972
Other current assets	272	(144)
Income taxes payable	16	(7)
Accounts payable	288	(608)
Accrued expenses and other accrued liabilities	(694)	(660)
Deferred revenue	(242)	435

Net cash used in operating activities	(5,375)	(429)

Cash flows from investing activities:
Purchases of property and equipment	(22)	(604)
Sales and maturities of available for sale investments	5,520	3,700
Purchase of available for sale investments	(3,360)	—
Purchase of exclusive distribution rights	—	(3,500)
Refund of lease deposit	—	73

Net cash (used in) provided by investing activities	2,138	(331)

Cash flows from financing activities:
Proceeds from employee equity plan issuances	58	53

Net cash provided by financing activities	58	53

Net increase (decrease) in cash and cash equivalents	(3,179)	(707)
Cash and cash equivalents, beginning of period	29,634	38,586

Cash and cash equivalents, end of period	$26,455	$37,879

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of October 31, 2010, and for the three and six month periods ended October 31, 2010 and 2009, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. The April 30, 2010 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for the interim period ended October 31, 2010 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2010, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2010, file number 000-26209.

Computation of Loss per Share

Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the three and six-month periods ended October 31, 2010 and 2009. Diluted loss per share for the three and six month periods ended October 31, 2010 and 2009 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.  For the three and six-month periods ended October 31, 2010, common stock equivalents, primarily options, totaling approximately 5,627,000 shares and 5,661,000 shares, respectively, were excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive. The diluted loss per share for the for the three and six months ended October 31, 2010 also excludes the impact of 1,000,000 shares potentially issuable upon conversion of Simulscribe’s convertible note payable and 100,000 shares potentially issuable under the warrant issued as part of the Grid acquisition.  See Notes 4 and 5 of these Notes to the Condensed Consolidated Financial Statements for a further discussion of the Simulscribe and Grid transactions, respectfully. For the three and six month periods ended October 31, 2009, common stock equivalents, primarily options, totaling approximately 5,730,000 shares and 5,675,000 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive. The diluted loss per share for the three and six months ended October 31, 2009 also excludes the impact of 1,000,000 shares potentially issuable upon conversion of Simulscribe’s convertible note payable.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	October 31,		October 31,
	2010	2009	2010	2009
Net loss per share, basic and diluted:
Net loss	$(3,576)	$(4,486)	$(7,459)	$(8,259)

Basic:
Weighted average shares outstanding	26,363	26,209	26,362	26,208
Less restricted stock included in weighted shares outstanding subject to vesting	(11)	(30)	(13)	(32)
Shares used in calculation of basic loss per share amounts	26,352	26,179	26,349	26,176

Net loss per share	$(0.14)	$(0.17)	$(0.28)	$(0.32)

Diluted:
Shares used in calculation of basic per share amounts	26,352	26,179	26,349	26,176
Dilutive effect of stock plans	—	—	—	—
Shares used in calculation of diluted per share amounts	26,352	26,179	26,349	26,176

Net loss per share	$(0.14)	$(0.17)	$(0.28)	$(0.32)

Comprehensive Loss

There was no difference between reported net loss and comprehensive loss for the three and six months ended October 31, 2010. For the three and six months ended October 31, 2009, comprehensive loss was $4.5 million and $7.9 million, respectively, and included the impact of unrealized gains and losses on available for sale investments.

Accounting for Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2010 and 2009 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006, the date of adoption of stock-based compensation accounting, based on the grant date fair value estimated in accordance with the predecessor stock-based compensation guidance, and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of current stock-based compensation guidance. Effective May 1, 2006, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by the predecessor stock-based compensation guidance, to the straight-line single-option approach.  Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of stock-based payment awards is estimated on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock based awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations.  In the periods presented, the Company has issued non-vested stock options and restricted stock units with performance goals to certain senior members of management. The number of non-vested stock options or non-vested restricted stock units underlying each award may be determined based on a range of attainment within defined performance goals. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock options or non-vested restricted stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the Company’s initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.

There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in the first half of each of fiscal 2011 and 2010. The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

Investments

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year, and auction rate securities which management typically has settled on 7, 28 or 35 day auction cycles, are considered short-term investments. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities that have failed to settle since fiscal 2008, for which conditions leading to their failure at auction create uncertainty as to whether they will settle in the near-term. Short- term investments consist of certificates of deposit. Long-term investments consist of auction rates securities, which have underlying instruments that consist primarily of corporate notes and asset backed securities, and were rated AA or higher at the time of purchase. The Company’s investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the Condensed Consolidated Balance Sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. In the first half of fiscal 2011 and 2010, the Company realized no gains or losses from the sale of its investments.

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and the extent to which the fair value has been below cost-basis, the financial condition of the issuer and the Company’s ability to hold the investment for a period of time, which may be sufficient for anticipated recovery of the market value. To the extent that the historical cost of the available for sale security exceeds the estimated fair market value, and the decline in value is deemed to be other-than-temporary, an impairment charge is recorded in the Condensed Consolidated Statements of Operations. The Company has not recognized any impairment losses during the three and six months ended October 31, 2010.  However during the three and six months ended October 31, 2009, the Company recognized impairment losses of $0.1 million and $1.0 million, respectively. Since the issue with auction rate securities first arose in the middle of fiscal 2008, the Company has recorded an aggregate impairment loss of $9.9 million associated with a single investment in auction rate securities with a $10 million par value.

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

3.             BALANCE SHEET ACCOUNTS

Inventories

Inventories comprised (in thousands):

	October 31, 2010	April 30, 2010

Raw materials	$101	$305
Work in progress	—	—
Finished goods	5,517	5,680

Total	$5,618	$5,985

Stock-based compensation included in inventories was not material at October 31, 2010 and April 30, 2010, respectively.

Investments

The following table summarizes the Company’s investments as of October 31, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,640	$—	$—	$2,640
Asset backed securities	9,975	—	(9,875)	100
Total	$12,615	$—	$(9,875)	$2,740

The following table summarizes the Company’s investments as of April 30, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,800	$—	$—	$4,800
Asset backed securities	9,975	—	(9,875)	100
Total	$14,775	$—	$(9,875)	$4,900

The asset backed securities are auction rate securities with an aggregate par value of $10.0 million at October 31, 2010 and April 30, 2010.

Auction rate securities, which have failed to settle at auction and for which management does not have a clear near-term exit strategy, are included in long-term investments based on uncertainty as to when they will next settle and on the term of the security underlying the auction rate security. These securities are variable rate debt instruments, which bear interest rates that reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years and are primarily issued by municipalities. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. At October 31, 2010 and April 30, 2010, $0.1 million of auction rate securities were classified as long-term investments, consistent with the maturities of the securities underlying the auction rate instruments, due to uncertainty as to when they may settle.

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

When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds; such items are classified in Level 1 of the fair value hierarchy. At October 31, 2010 and April 30, 2010, there were no active markets for these auction rate securities or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2010 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds-recurring	$23,909	$23,909	$—	$—
Certificates of deposit-recurring	2,640	2,640	—	—
Auction rate securities-recurring	100	—	—	100

Total	$26,649	$26,549	$—	$100

Liabilities

Convertible note payable-non-recurring	$3,360	$—	$—	$3,360
Total	$3,360	$—	$—	$3,360

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2010 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds-recurring	$25,702	$25,702	$—	$—
Certificates of deposit-recurring	4,800	4,800	—	—
Auction rate securities-recurring	100	—	—	100

Total	$30,602	$30,502	$—	$100

Liabilities

Convertible note payable-non-recurring	$3,277	$—	$—	$3,277
Total	$3,277	$—	$—	$3,277

The following table presents the changes in the Level 3 fair value category for the three months ended October 31, 2010 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
			Unrealized Gain	Purchases, (Sales),
		Impairment Loss	Recognized in Other	Accretion of Interest,		Transfers in
	July 31,	Recognized in	Comprehensive	Issuances and		and/or (out)	October 31,
	2010	Earnings	Income (Loss)	(Settlements)		of Level 3	2010

Assets
Auction rate securities	$100	$—	$—	$—		$—	$100

Liabilities
Convertible note payable	$3,319	—	—	$41	(1)	—	$3,360

(1)         Reflects the accretion of interest on the convertible note payable to Simulscribe in conjunction with the Company’s exclusive distribution agreement.  The carrying value of the note payable as of October 31, 2010 of $3.4 million approximates its fair value, based on current market rates.

The following table presents the changes in the Level 3 fair value category for the six months ended October 31, 2010 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
		Impairment Loss	Unrealized Gain Recognized in Other	Purchases, (Sales), Accretion of Interest,		Transfers in
	April 30,	Recognized in	Comprehensive	Issuances and		and/or (out)	October 31,
	2010	Earnings	Income (Loss)	(Settlements)		of Level 3	2010

Assets
Auction rate securities	$100	$—	$—	$—		$—	$100

Liabilities
Convertible note payable	$3,277	—	—	$83	(1)	—	$3,360

(1)         Reflects the accretion of interest on the convertible note payable to Simulscribe in conjunction with the Company’s exclusive distribution agreement.  The carrying value of the note payable as of October 31, 2010 of $3.4 million approximates its fair value, based on current market rates.

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

Accrued Expenses

Accrued expenses comprised (in thousands):

	October 31, 2010	April 30, 2010

Accrued employee related	$1,211	$1,247
Accrued warranty	196	301
Accrued restructuring costs	132	217
Other accrued expenses	731	930

Total	$2,270	$2,695

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheets, during the three and six-month periods ended October 31, 2010 and 2009 are as follows (in thousands):

	Three months ended		Six months ended
	October 31,		October 31,
	2010	2009	2010	2009

Balance as of the beginning of the fiscal period	$254	$363	$301	$389
Provision for warranties issued during fiscal period	20	65	32	94
Warranty costs incurred during fiscal period	(25)	(44)	(34)	(99)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	(53)	—	(103)	—

Balance as of October 31	$196	$384	$196	$384

Reduction in force. In November 2009, the Company completed a reduction in force in an attempt to continue to reduce operating expenses.  As a result of this reduction in force, the Company reduced its workforce by approximately 10%.  In addition in December 2009, the Company completed the sublease of office space vacated in fiscal 2009 and identified additional impairments of fixed assets, which had become idle as a result of the reduction in force and are being held for sale. As a result of these activities, the Company recognized a charge in the third quarter of fiscal 2010 of approximately $0.7 million, including $0.5 million for severance and related benefits, $0.1 million related to incremental losses upon signing the sublease on vacated office space and $0.1 million associated with assets made idle by the reductions in force that are being held for sale.  All individuals impacted by the reduction in headcount were notified of the termination of their employment in November 2009.  As of October 31, 2010, approximately 90% of the remaining balance in the accrual for the reductions in force of $0.1 million relates to the estimated loss associated with subleasing vacated space in the Company’s Mountain View Headquarters and 10% relates to outplacement services and COBRA for the reduction in force completed in November 2009.

Long-term Accrued Liabilities

Long-term accrued liabilities comprised (in thousands):

	October 31, 2010	April 30, 2010
Convertible note issued in conjunction with exclusive distribution agreement	$—	$3,277
Other	—	228
Total	$—	$3,505

As of October 31, 2010, the convertible note had a remaining term of less than one year.  As such, the note has been reflected in current liabilities.

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

The note and the Additional Payments are convertible into the Company’s common stock at Simulscribe’s option.  The note is convertible into the Company’s common stock at maturity in two years at a conversion price of $3.50 per share, subject to adjustment for stock splits, stock dividends and the like. The note payable, which is due September 10, 2011, is non-interest bearing and includes an acceleration clause in the event of a change in control of the Company.  The note was recorded at its fair value of $3.2 million based on an assumed interest rate of 5%, which represents the current market rate of interest at which the Company could borrow.  For the three and six months ended October 31, 2010, the Company recognized $41,000 and $83,000, respectively of interest expense associated with amortizing the $0.3 million discount on this note.  For the three and six months ended October 31, 2009, the Company recognized $22,000 of interest expense.  The remaining discount will be recognized over the two year term of the note.  The Additional Payments may be converted into the Company’s common stock at a conversion price of $5.00 per share, provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share.  The value of the additional payments has not been recorded as of the date of the transaction pursuant to the accounting guidance related to the issuance of equity-based instruments to non-employees for the purchase of goods or services.  In the event that payouts under the Additional Payments provisions of the agreement become probable of occurrence, based on an assessment of known customer revenue streams and the remaining duration of agreement, and/or the conditions of the payout are met, the Company will record the fair value of the Additional Payments at that time.

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

In the fourth quarter of fiscal 2010, the Company and Simulscribe, entered into an Amendment No. 1 to Reseller Agreement (the “Amendment”), amending the Reseller Agreement previously entered into between the Company and Simulscribe on September 10, 2009. Primarily, the Amendment permits the Company to provide services to all voice to text customers, both retail and wholesale. Among other things, the Amendment also contains additional changes to the Reseller Agreement to conform to the new structure, and provides that both the retail and wholesale services will count as “Additional Payments” for purposes of determining what amount, if any, of the $10 million contingent consideration will be paid to Simulscribe.  In consideration for the amendment, the Company agreed to pay an additional $0.3 million in seven equal quarterly installments.  As of October 31, 2010, there was approximately $0.2 million remaining on this obligation The Company recognized this consideration as an addition to the customer relationship intangible asset, which amount is being amortized over the remainder of the 4 year life assigned to the original customer relationship intangible asset in September 2009.

The carrying value of the related intangible assets acquired, which are included in other assets, was as follows (in thousands):

	October 31, 2010
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(716)	$—	$1,798
Distribution rights	4,440	(688)	—	3,752
Total	$6,954	$(1,404)	$—	$5,550

	April 30, 2010
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(389)	$—	$2,125
Distribution rights	4,440	(249)	—	4,191
Total	$6,954	$(638)	$—	$6,316

The Company recorded amortization expense associated with the distribution rights of approximately $0.2 million and $0.3 million for the three and six months ended October 31, 2010, respectively and amortization expense associated with the transfer of customers of approximately $0.2 million and $0.4 million for the three and six months ended October 31, 2009, respectively. The Company recorded amortization expense associated with the distribution rights of approximately $34,000 for the three and six months ended October 31, 2009 and amortization expense associated with the transfer of customers of approximately $80,000 for the three and six months ended October 31, 2009.

Estimated future amortization expense of exclusive distribution rights asset as of October 31, 2010 is as follows (in thousands):

Years ended April 30,

2011 (six months)	$329
2012	656
2013	606
2014	207

$1,798

5.             GOODWILL AND PURCHASED INTANGIBLES

The carrying value of purchased intangible assets acquired in business combinations is as follows (in thousands):

	October 31, 2010
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$3,142	$(2,197)	$(763)	$182
Customer relationships	1,100	(671)	(429)	—
Trade name and trademarks	200	(122)	(78)	—
URL	300	—	—	300
Total	$4,742	$(2,990)	$(1,270)	$482

	April 30, 2010
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$3,142	$(2,157)	$(763)	$222
Customer relationships	1,100	(671)	(429)	—
Trade name and trademarks	200	(122)	(78)	—
URL	300	—	—	300
Total	$4,742	$(2,950)	$(1,270)	$522

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

In the three months ended October 31, 2010 and 2009, the Company recorded $20,000 and $7,000, respectively, of amortization of acquisition-related intangible assets. In the six months ended October 31, 2010 and 2009, the Company recorded $40,000 and $25,000, respectively, of amortization of acquisition-related intangible assets.

Estimated future amortization expense for the core technology purchased intangible asset as of October 31, 2010 is as follows (in thousands):

Years ended April 30,

2011 (six months)	$41
2012	81
2013	60
$182

6.             STOCKHOLDERS’ EQUITY

Employee Equity Plans

The Company utilizes a combination of Employee Stock Purchase, Stock Option and Restricted Stock plans as a means to provide equity ownership in the Company for its employees. In addition, the Company has a Non-employee Directors Stock Option Plan.  In the six months ended October 31, 2010, 44,767 shares of common stock were issued under the Employee Stock Purchase Plan (“ESPP”). In September 2010, the Company’s stockholders approved a 200,000 share increase in the number of shares reserved under the ESPP.  As a result, 269,679 shares remain available for issuance under ESPP as of October 31, 2010.

Activity under the stock option and restricted stock plans was as follows (in thousands, except exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price
Balances, April 30, 2010	1,244	5,668	$4.69
Restricted stock and restricted stock units issued	—
Restricted stock and restricted stock units forfeited	68
Options granted	(145)	145	$1.36
Options exercised	—	(6)	$1.05
Options forfeited	123	(123)	$2.10
Options expired	278	(278)	$6.45
Plan shares expired	(182)	—	$—

Balances, October 31, 2010	1,386	5,406	$4.58

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

The aggregate intrinsic value of stock options exercised in the first six months of fiscal 2011 and 2010 was $2,000 and $5,000, respectively.

The summary of options vested, exercisable and expected to vest at October 31, 2010 comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	5,184	$4.72	$384	5.31
Options exercisable	3,663	$5.96	$161	4.04

The summary of unvested restricted stock awards for the first six months of fiscal 2011 comprised (in thousands, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2010	44	$4.29
Restricted stock issued	—	$—
Restricted stock vested	(10)	$6.53
Restricted stock forfeited	(21)	$2.50

Nonvested restricted stock, October 31, 2010	13	$5.52

The summary of unvested restricted stock units for the first six months of fiscal 2011 comprised (in thousands):

Number of Shares
Nonvested restricted stock units, April 30, 2010	318
Restricted stock units issued	—
Restricted stock units vested	(107)
Restricted stock units forfeited	—

Nonvested restricted stock units, October 31, 2010	211

The aggregate intrinsic value of vested and expected to vest restricted stock units, which had a weighted average remaining contractual term of 1.5 years, was $247,000 at October 31, 2010. For each of the six months ended October 31, 2010 and 2009, the total fair value of restricted shares that vested was $0.1 million.

As of October 31, 2010, there was approximately $1.1 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs that is expected to be recognized over a weighted-average period of 2.0 years for options and 1.4 years for restricted stock and restricted stock units.

The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation in the three and six-month periods ended October 31, 2010 and 2009 for options granted and for employee stock purchases under the ESPP during these periods are as follows:

	Three months ended October 31,		Six months ended October 31,
	2010	2009	2010	2009

Stock options:
Dividend yield(1)	—	—	—	—
Volatility factor(2)	0.69	0.70	0.67	0.70
Risk-free interest rate(3)	1.18%	2.4%	1.8%	2.5%
Expected life (years)(4)	4.6	4.6	4.6	4.6
Weighted average fair value of options granted during the period	$0.60	$1.02	$0.75	$0.87

Employee stock purchase plan:(5)
Dividend yield(1)	—	—	—	—
Volatility factor(2)	—	—	0.56	1.03
Risk-free interest rate(3)	—%	—%	0.32%	0.51%
Expected life (years)(4)	—	—	0.99	0.99
Weighted average fair value of employee stock purchases during the period	$—	$—	$0.49	$0.59

Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$—	$—	$—	$1.05

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

(5) Assumptions for the Purchase Plan relate to the most recent enrollment period. Enrollment is currently permitted in May and November of each year.  There was no enrollment or shares issued for the quarters ended October 31, 2010 and 2009.

7.             BORROWING AGREEMENT

In July 2010, the Company renewed its $2.0 million line of credit with its bank.  The renewed line of credit has substantially the same terms as the prior line of credit and expires on July 31, 2011. There were no borrowings outstanding under the line of credit as of October 31, 2010 and the Company was in compliance with its financial covenants.

8.             INCOME TAXES

The accounting guidance related to uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The liability for uncertain tax positions, if recognized, will decrease the Company’s tax expense. The Company does not anticipate that the amount of liability for uncertain tax positions existing at October 31, 2010 will change significantly within the next 12 months.  Interest and penalties related to the liability for uncertain tax positions are included in the provision for income taxes.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. Most U.S. and foreign jurisdictions have 3 to10 years of open tax years. However, all the Company’s tax years since fiscal 1998 will be open to examination by the U.S. federal and certain state tax authorities due to the Company’s overall net operating loss and/or tax credit carryforward position. Based on the results of the most recent review of the impacts of ownership changes in our common stock on the future realizability of tax carryforwards, the Company put in place certain modifications to its Preferred Share Purchase Rights Plan.  The intent of these modifications is to reduce the risk of that future changes in the ownership interests will be sufficiently material as to require the Company to limit the amount of tax carryforward that can be realized in future periods. The Company is currently not under audit for any years or in any jurisdictions.

The Company recorded a tax benefit of $18,000 and $17,000, respectively, for the three and six months ended October 31, 2010 resulting in an effective tax rate of less than  1%.  The Company recorded a tax provision of $14,000 and $47,000 for the three and six months ended October 31, 2009, respectively, resulting in an effective tax rate of less than 1%.  The effective tax rate for the three and six months ended October 31, 2010 and 2009 reflected the effects of a full valuation allowance against the Company’s net deferred tax assets principally from the federal and state net operating loss and tax credit carry forwards created in fiscal 2010 and 2009 because of uncertainty as to the recoverability of those items due to the Company’s continuing operating losses. The tax provision for the three and six months ended October 31, 2010 and 2009 is attributable to certain state and foreign jurisdictions in which the Company operates.

9.             COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any material legal proceedings.  From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business.  These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management’s attention.

Lease Commitments

At October 31, 2010, future minimum payments and related sublease receipts under the Company’s current operating leases are as follows (in thousands):

Years ending April 30,	Minimum Lease Payments	Sublease Payments	Net Lease Payments
2011 (six months)	$552	$(54)	$498
2012	276	(27)	249

Total	$828	$(81)	$747

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

Segment Revenue and Contribution Margin

Segment contribution margin includes all product line segment revenues less the related cost of sales,  marketing and direct engineering expenses directly identifiable to each segment. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and information technology costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, stock-based compensation expenses, acquisition-related integration costs, amortization and impairment of purchased intangible assets, restructuring costs, interest and other income (expense), net.

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

Financial information for each reportable segment is as follows as of October 31, 2010 and April 30, 2010 and for the three and six months ended October 31, 2010 and 2009 (in thousands):

	Voice Quality Enhancement	Voice Applications	Total
For the three months ended October 31, 2010:
Revenue	$2,748	$904	$3,652
Contribution margin	894	(1,411)	(517)
As of October 31, 2010: Inventories	5,618	—	5,618
For the three months ended October 31, 2009:
Revenue	$5,044	$95	$5,139
Contribution margin	(290)	(1,359)	(1,649)
As of April 30, 2010: Inventories	5,985	—	5,985
For the six months ended October 31, 2010:
Revenue	$5,912	$1,779	$7,691
Contribution margin	1,888	(2,860)	(972)

For the six months ended October 31, 2009:
Revenue	$11,139	$95	$11,234
Contribution margin	483	(2,475)	(1,992)

The reconciliation of segment information to the Company’s condensed consolidated totals is as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009
Segment contribution margin	$(517)	$(1,649)	$(972)	$(1,992)
Corporate and unallocated costs	(2,648)	(2,263)	(5,698)	(4,563)
Stock-based compensation	(394)	(597)	(742)	(983)
Amortization of purchased intangibles	(20)	(7)	(40)	(25)
Interest and other income (expense), net	(15)	44	(24)	(649)

Loss before provision for (benefit from) income taxes	$(3,594)	$(4,472)	$(7,476)	$(8,212)

The Company’s revenue from external customers by geographic region, based on shipment destination, was as follows (in thousands):

	Three months ended October 31,		Six months ended October 31,
	2010	2009	2010	2009

USA	$2,938	$3,422	$5,612	$8,073
Middle East/Africa	55	352	110	1,333
Europe	5	485	87	622
Latin America	—	385	—	385
Canada	17	263	23	273
Far East	637	232	1,859	548

Total	$3,652	$5,139	$7,691	$11,234

Sales for the three months ended October 31, 2010 included three customers that represented greater than 10% of total revenue (24%, 16% and 14%).  Sales for the six months ended October 31, 2010 included four customers that represented greater than 10% of total revenue (16%, 15%, 14% and 14%).  Sales for the three months ended October 31, 2009 included two customers that represented greater than 10% of total revenue (28% and 13%).   Sales for the six months ended October 31, 2009 included four customers that represented greater than 10% of total revenue (28%, 20%, 11% and 10%).  As of October 31, 2010, the Company had four customers that represented greater than 10% of accounts receivable (26%, 19%, 17% and 10%).  At April 30, 2010, two customers represented greater than 10% of accounts receivable (61% and 15%).

The Company maintained substantially all of its property and equipment in the United States at October 31, 2010 and April 30, 2010.

11.          SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the date on which these financial statements in this Form 10-Q were filed with the SEC.

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

Our Customer Base.    Historically, with the exception of fiscal 2009, the majority of our sales have been to customers in the United States. Domestic customers accounted for approximately 73% of our revenue in the first six months of fiscal 2011, and 72% and 46% of our revenue in fiscal 2010 and 2009, respectively.  The geographic mix of revenue reflects domestic demand for our legacy TDM business and our VoIP business, as well as the vast majority of our voice service product revenue being generated from domestic customers.  Our international business for the first half of fiscal 2011 was primarily concentrated in South East Asia. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. Our international revenue has been largely driven by demand from customers in South East Asia, the Middle East and Latin America. We expect our international demand to continue to be heavily influenced by these markets as they are experiencing the highest level of growth and commonly have the most need for cost effective solutions to address voice quality in their growing networks.

Our revenue historically has come from a small number of customers. Our largest customer in the first half of fiscal 2011, Verizon Wireless, a domestic wireless provider, accounted for approximately 16% of our revenue.  In fiscal 2010, our largest customer was AT&T, a domestic wireline and wireless carrier, which accounted for 30% of revenue.  Our largest customer in fiscal 2009 was Verizon Wireless, which accounted for 22% of revenue. Our five largest customers accounted for approximately 63% of our revenue in the first six months of fiscal 2011 and 75% and 60% of our revenue in fiscal 2010 and 2009, respectively. Consequently, the loss of, or significant decline in purchases by, any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced in fiscal 2006 and again over the last few fiscal years as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the world and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of October 31, 2010, we had deferred $0.8 million of revenue. However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Condensed Consolidated Balance Sheets. Of the $0.8 million of total deferred revenue transactions at October 31, 2010, $0.6 million had been collected from customers and therefore $0.6 million was reported as deferred revenue on the Condensed Consolidated Balance Sheet.

Of the $0.8 million of revenue deferred as of October 31, 2010, substantially all of it was associated with maintenance contracts, which are recognized ratably over the term of the contract, typically twelve months. In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date, to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

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

Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of write-downs required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in the recognition of larger than anticipated write-downs. For example, we recorded inventory write-downs for excess levels of inventory, due to wholesale shifts in demand, of $2.4 million and $5.1 million in fiscal 2009 and 2008, respectively. Sales of previously written-down inventory during the three and six months ended October 31, 2010 and 2009 were not material.

Cost of Warranty—At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year. The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures. This would result in a decrease in gross profits. As of October 31, 2010 and April 30, 2010, we had $0.2 million and $0.3 million, respectively, accrued related to estimated future warranty costs. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Impairment of Long-lived Assets—We continually monitor events and changes in circumstances that could indicate that carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances arise, we assess the recoverability of our long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carry amount of the assets in question, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell. During fiscal 2010 and 2009, we recorded impairment charges of approximately $0.1 million and $0.3 million, respectively, associated with certain identifiable assets that were abandoned as a result of the cumulative affects of the reductions in force that had been implemented over the last two fiscal years.  There was no impairment of long-lived assets in the first six months of fiscal 2011.

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

Effective May 1, 2007, we adopted the accounting guidance relative to accounting for uncertainties in income taxes. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We have classified interest and penalties as a component of tax expense. As a result of the implementation of this guidance effective May 1, 2007, we recognized a $0.4 million decrease in the liability for unrecognized tax benefits, which was accounted for as a decrease in the May 1, 2007 balance of accumulated deficit. We do not expect a significant change to the liability for uncertain tax positions over the next 12 months.

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

	Three months ended October 31,		Six months ended October 31,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.9	56.8	58.5	49.3
Gross Profit	38.1	43.2	41.5	50.7
Operating expenses:
Sales and marketing	52.1	45.8	51.2	40.8
Research and development	52.5	55.2	53.4	50.3
General and administrative	30.9	29.8	33.3	26.7
Amortization of purchased intangibles	0.6	0.1	0.5	0.2
Total operating expenses	136.1	130.9	138.4	118.0
Loss from operations	(98.0)	(87.7)	(96.9)	(67.3)
Other income (expense), net	(0.4)	0.9	(0.3)	(5.8)
Loss before provision for (benefit from) income taxes	(98.4)	(86.8)	(97.2)	(73.1)
Provision for (benefit from) income taxes	(0.5)	0.3	(0.2)	0.4
Net loss	(97.9)%	(87.1)%	(97.0)%	(73.5)%

THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009.

Revenue.

	Three months ended October 31,		Six months ended October 31,		Change From Prior Year
$s in thousands	2010	2009	2010	2009	3 Month Period	6 Month Period
Revenue	$3,652	$5,139	$7,691	$11,234	$(1,487)	$(3,543)

The decrease in revenue during the three and six months ended October 31, 2010 compared to the same periods in fiscal 2010 was largely due to a decrease in revenue from our legacy voice quality products and more specifically from our top five legacy product customers.   In the aggregate, our top five customers in the second quarter of fiscal 2011 accounted for $2.2 million of revenue as compared to the top five customers in the second quarter of fiscal 2010, which accounted for $3.3 million.  For the six months ended October 31, 2010, our top five customers accounted for $4.9 million of revenue as compare to $8.4 million for the corresponding period in fiscal 2010.  These declines in revenues from our legacy products were partially offset by a growth in revenue from our new voice service revenues, which increased from $0.1 million in the three and six months ended October 31, 2009 to approximately $0.9 million and $1.8 million in the three and six month periods of fiscal 2011, respectively.  Although we believe that we have a number of meaningful opportunities for our legacy products, the process to convert these opportunities to revenue continues to be protracted and volatile.  As our legacy product business is characterized by a relatively small number of high value transactions per quarter the shift in the timing of a single transaction can materially impact our revenue. We believe purchasing delays are occurring for a number of different reasons including but not limited to: (1) tight capital budgets requiring our domestic customers to reprioritize their capital purchases, especially as they head into the end of their fiscal year; and (2) international sales being impacted by changes in local regulations and changes in the management involved in the decision/approval process for our product both of which have contributed to delays in our ability to close deals.

For the three months ended October 31, 2010, three customers accounted for more than 10% of total revenue (24%, 16% and 14%), with our largest customer being a domestic VoIP conference call provider.   The second and third greater than 10% customers have been our largest two customers for the last two years.  For the six months ended October 31, 2010, four customers accounted for more than 10% of total revenue (16%, 15%, 14% and 14%), with our largest customer being Verizon Wireless.    Although our Broadband Voice Processor Flex (“BVP-Flex”) continues to be the primary voice quality product purchased by our domestic customers and has begun to experience a growing interest from international customers, our PVP product and service contracts have grown as a percentage of revenue during over the last two years due in large part to growing deployment of the PVP in conferencing providers’ VoIP networks.

Geographically, our domestic revenue for the three months ended October 31, 2010 totaled 80% of total worldwide revenue as compared to 67% realized for the three months ended October 31, 2009.  Our domestic revenue for the six months ended October 31, 2010 was 73% of worldwide revenue as compared to 72% for the comparable period in fiscal 2010.  The modest percentage increases in the domestic portion of our revenue for both the three and six month periods were due in part to the increase in voice services revenue, which to date has been largely driven by domestic customers. Revenue over the last several fiscal years and the first half of fiscal 2011 has been generated largely from domestic sales.  Our international sales have primarily been dependent on our success in selling VQA. Although we continue to believe that there are meaningful international revenue opportunities, we continue to experience volatility in purchasing cycles from our existing and prospective international customers, which has resulted in volatility in the level of international revenue from quarter to quarter. Most recently potential changes in India’s import regulations related to technology-based products contributed to delays in our ability to close orders in that region, as we worked to understand the implication of the potential rule changes on our products and to ensure that our intellectual property was adequately protected.  We plan to continue to invest in customer trials to attempt to capture the international revenue opportunities that exist for us.

Cost of Goods Sold and Gross Profit.

	Three months ended October 31,		Six months ended October 31,		Change From Prior Year
$s in thousands	2010	2009	2010	2009	3 Month Period		6 Month Period
Cost of goods sold	$2,262	$2,921	$4,501	$5,543	$(659)		$(1,042)
Gross profit	1,390	2,218	3,190	5,691	(828)		(2,501)
Gross margin%	38.1%	43.2%	41.5%	50.7%	(5.1	)%pts	(9.2	)%pts

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold was primarily driven by the decrease in business volume during the three and six months ended October 31, 2010 as compared to the three and six months ended October 31, 2009.  Our analysis of gross margin below discusses the other factors driving changes in cost of goods sold.

Our gross margin percentage decreased in the three and six months ended October 31, 2010, as compared to the corresponding periods in fiscal 2010, as a result of our product mix for the first quarter of fiscal 2011 being more heavily weighted to lower margin voice service revenue, which we began recognizing in the latter part of the second quarter of fiscal 2010, and fixed manufacturing costs representing a larger percentage of revenue.  Although we have reduced our fixed manufacturing costs in real terms, they have increased as a percentage of revenue due to the decline in revenue experienced in the second quarter of fiscal 2011.  Partially offsetting these declines in gross margin was a reduction in the level of write-downs of excess inventory associated with incremental reserves being taken against certain slow moving products in fiscal 2010.

Sales and Marketing.

	Three months ended October 31,		Six months ended October 31,		Change From Prior Year
$s in thousands	2010	2009	2010	2009	3 Month Period		6 Month Period
Sales & Marketing Expense	$1,904	$2,355	$3,934	$4,579	$(451)		$(645)
% of Revenue	52.1%	45.8%	51.2%	40.8%	6.3.	%pts	10.4	%pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The decrease in sales and marketing expense in the three and six month periods ending October 31, 2010, as compared to the corresponding periods in fiscal 2010, was largely due to the impacts of the reduction in force that occurred during fiscal 2010 and subsequent attrition in the sales and marketing organizations.  The resulting reduction in headcount had a direct impact on both base pay and variable compensation, which experienced a combined reduction of $0.3 million and $0.6 million during the three and six month periods, respectively.  The reduction in headcount also impacted travel and related expenses which experienced a

$0.1 million and $0.2 million decrease during the three and six month periods.  Partially offsetting this decline in spending for the six months ended October 31, 2010 was a $0.2 million increase in outside service costs primarily due to increased costs associated with our voice service product marketing, primarily for our PhoneTag product.

Research and Development.

	Three months ended October 31,		Six months ended October 31,		Change From Prior Year
$s in thousands	2010	2009	2010	2009	3 Month Period		6 Month Period
Research & Development Expense	$1,917	$2,839	$4,105	$5,647	$(922)		$(1,542)
% of Revenue	52.5%	55.2%	53.4%	50.3%	(2.7	)%pts	3.1	%pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The decrease in expense during the three and six month periods ended October 31, 2010 as compared to the corresponding periods in fiscal 2010 was largely driven by the reduction in force that occurred during fiscal 2010 and subsequent attrition and a reduction in the use of outside consulting services as we continue to implement targeted cost cutting measures.  As a result of the reduction in headcount, we experienced a decline in payroll and related expenses totaling $0.3 million and $0.7 million for the three and six months ended October 31, 2010, respectively. For both the three and six months ended October 31, 2010, our reduction in outside consulting services contributed $0.5 million to the decline in research and development spending.  In addition, we experienced a $0.2 million and $0.5 million reduction in depreciation for the three and six months ended October 31, 2010, respectively, due to a significant amount of assets becoming fully depreciated late in the fourth quarter of fiscal 2010.

General and Administrative.

	Three months ended October 31,		Six months ended October 31,		Change From Prior Year
$s in thousands	2010	2009	2010	2009	3 Month Period		6 Month Period
General & Administrative Expense	$1,128	$1,533	$2,563	$3,003	$(405)		$(440)
% of Revenue	30.9%	29.8%	33.3%	26.7%	1.1	%pts	6.6	%pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The decrease in general and administrative expense in the three and six months ended October 31, 2010 compared to the corresponding periods in fiscal 2010 was largely due to $0.2 million of reduction in professional service fees mostly due to the fiscal 2010 costs attributable to the acquisition activity in fiscal 2010, including the distribution agreement with Simulscribe.  In addition, we have seen a reduction in stock compensation in the three and six months ended October 31, 2010 due to the corresponding periods in fiscal 2010 being impacted by the vesting of some performance grants which resulted in a spike in stock compensation in fiscal 2010, for which there was no corresponding activity in fiscal 2011.

Stock-based Compensation.

Stock-based compensation expense recognized in fiscal 2011 and 2010 was as follows:

	Three months ended October 31,		Six months ended October 31,
$s in thousands	2010	2009	2010	2009
Cost of Sales	$23	$46	$44	$88
Sales and marketing	121	107	230	237
Research and development	79	96	140	165
General and administrative	171	348	328	493
Total	$394	$597	$742	$983

The decrease in stock based compensation for the three and six months ended October 31, 2010 compared to the corresponding periods in fiscal 2010 is due to two key factors.  First and foremost is the reduction in compensation related to performance based options which resulted in a spike in the general and administrative portion of stock compensation in fiscal 2010.  The remaining decline in stock-based compensation is due to a decline in options outstanding and therefore stock-based compensation linked to the reductions in force that occurred since the end of the second quarter of fiscal 2010.

Other Income (Expense), Net.

	Three months ended October 31,		Six months ended October 31,		Increase (Decrease) From Prior Year,
$s in thousands	2010	2009	2010	2009	3 Month Period		6 Month Period
Other income (expense), net	$(15)	$44	$(24)	$(649)	$(59)		$625
% of Revenue	(0.4)%	0.9%	(0.3)%	(5.8)%	(1.3	)%pts	5.5	%pts

Other income (expense), net consists of interest income on our invested cash and cash equivalent balances, impairment charges on our investments, foreign currency activities, and interest expense attributable to the convertible debt issued as part of the exclusive distribution agreement. The decrease in other income (expense), net for the three months ended October 31, 2010 was primarily attributable to interest expense associated with accretion of the convertible debt issued as part of the Simulscribe distribution agreement as well as reduced levels of interest income due to lower average cash balances and lower average returns on our invested cash due to declining yields on our more liquid money market fund holdings.  The increase in other income (expense), net for the six months ended October 31, 2010 was primarily attributable to reduced impairment losses on one of our auction rate securities, partially offset by interest expense associated with accretion of the convertible debt issued as part of the Simulscribe distribution agreement.

Provision For (Benefit From) Income Taxes.

	Three months ended October 31,		Six months ended October 31,		Decrease From Prior Year,
$s in thousands	2010	2009	2010	2009	3 Month Period		6 Month Period
Provision for (benefit from) income taxes	$(18)	$14	$(17)	$47	$(32)		$(64)
% of Revenue	(0.5)%	0.3%	(0.2)%	0.4%	(0.8	)%pts	(0.6	)%pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate for the three and six month periods ending October 31, 2010 and 2009 were less than 1%.  The effective tax rate for the three and six month periods ending October 31, 2010 and 2009 reflected our establishment of a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards.  As a result of this valuation allowance, our income taxes for all periods presented is limited to certain minor state and foreign tax jurisdictions where we report limited profits.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2010 and April 30, 2010, we had cash and cash equivalents and investments totaling $29.2 million and $34.5 million, respectively. As of October 31, 2010, we had cash and cash equivalents of $26.5 million as compared to $29.6 million at April 30, 2010. Additionally we had $2.6 million and $4.8 million of short-term investments as of October 31, 2010 and April 30, 2010, respectively, and $0.1 million of long-term investments as of each of October 31, 2010 and April 30, 2010.  In July 2010, we renewed our $2 million line of credit facility with our bank.  The line of credit expires on July 31, 2011 and carries substantially the same terms as the old line of credit.   There were no amounts outstanding under the line as of October 31, 2010.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Six months ended October 31,
in thousands	2010	2009
Cash flow from operating activities	$(5,375)	$(429)

The net use of cash in operations for the first half of fiscal 2011 was primarily attributable to the $7.5 million net loss experienced for the six months of fiscal 2011, which was largely driven by softness in demand for our voice products as compared to our historical levels.  However, non-cash operating expenses related to depreciation and amortization and stock-based compensation, which contributed to our operating loss but did not result in a use of cash, primarily accounted for the difference between the net loss and net cash used in operating activities.

Our accounts receivable days sales outstanding at October 31, 2010 was approximately 65 days compared to 30 days at April 30, 2010.  The volatility in our days sales outstanding is a direct reflection on the volatility in the timing of our revenues, as well as longer payment cycles attributable to our international customers.

We expect cash flows from operating activities to continue to be a use due to our continued operating losses.

	Six months ended October 31,
in thousands	2010	2009
Cash flow from investing activities	$2,138	$(331)

We generated $2.1 million in cash in our investing activities in the first half of fiscal 2011.  The cash generated was attributable to the net liquidation of short-term investments in the first half of fiscal 2011, partially offset by modest levels of capital additions.

	Six months ended October 31,
in thousands	2010	2009
Cash flow from financing activities	$58	$53

The cash flow from financing activities in the first half of fiscal 2011 was due to funds received from purchases under the employee stock purchase plan and stock option exercises.   We expect to continue to have modest positive cash flows from financing activities due to employee stock plan activity.

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

Our contractual obligations as of October 31, 2010 were $5.4 million, compared to $6.5 million at April 30, 2010, and were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years
Operating leases	$828	$828	$—	$—	$—
Purchase commitments	924	924	—	—	—
Note payable associated with exclusive distribution agreement	3,660	3,660	—	—	—

Total	$5,412	$5,412	$—	$—	$—

We believe that we will be able to satisfy our cash requirements for at least the next twenty four months from our existing cash, and short-term and long-term investments.  The ability to fund our operations beyond the next twenty four months will be dependent on the overall demand of telecommunications providers for new capital equipment. Should we continue to experience significantly reduced levels of customer demand for our products compared to historical levels of purchases, we could need to find additional sources of cash during the latter part of fiscal 2012 or be forced to further reduce our spending levels to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 63% of our revenue in the first six months of fiscal 2011 and 75% and 60% of our revenue in fiscal 2010 and 2009, respectively. Our largest customer in the first six months of fiscal 2011 accounted for approximately 16% of our revenue, as compared to our largest customers in fiscal 2010 and 2009, which accounted for 30% and 22% of our revenue, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels.

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

IN PERIODS OF WORSENING ECONOMIC CONDITIONS, OUR EXPOSURE TO CREDIT RISK AND PAYMENT DELINQUENCIES ON OUR ACCOUNTS RECEIVABLE SIGNIFICANTLY INCREASES.

A substantial majority of our outstanding accounts receivables are not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.  This exposure to credit risk is enhanced by our customer concentration; for example, 72% of our accounts receivable balance at October 31, 2010 was from four customers.

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

India recently announced its intent to require all companies that are selling technology-based products into India to provide access to their source code, to facilitate India’s evaluation of whether that source code is a risk for disseminating computer-based viruses.  As a result of this potential change, we delayed closure of certain potential sales transactions that we had anticipated might close in the first quarter of fiscal 2011 to allow us adequate time to determine if our products are covered by these potential rule changes, and if so, to determine how best to protect our intellectual property.  The situation remains unclear as to whether there will be permanent relief from these new provisions.  It appears that elements of our embedded technology may be at risk under the rules as currently written.   As such, we have to weigh the benefits of continuing to do business in this region with the benefits of ongoing protection of our intellectual property, the loss of either of which could have long-term adverse impacts on our revenue.

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE WHICH COULD CAUSE OUR SALES TO DECLINE.

We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. If our new products do not receive substantial commercial acceptance, the ability to grow our business will be adversely impacted.  In addition, although we have experienced substantial revenue from our VQA products over the last few fiscal years, there is no guarantee that our VQA products will continue to meet the expectations of new potential customers or that customers will continue to invest heavily in traditional TDM/wireline network infrastructure. As such, the timing of our realization of any additional revenues from the VQA platforms could be delayed or not materialize at all.

We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new products, most recently our mStage and PhoneTag products. Our new and/or existing products may not be able to address evolving demands in the telecommunications market in a timely or effective way. Even if they do, customers in these markets may purchase or otherwise implement competing products.

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

We have an exclusive world-wide distribution agreement with Simulscribe to sell their transcription services to customers (including but not limited to wireline and wireless carriers, and voice mail service providers). As part of our agreement with Simulscribe, we have assumed management responsibility of the third party manual transcription centers. The vast majority of our customer agreements for transcription services include service level requirements, which provide for penalties should the contract service levels not be maintained.  We believe we have put in adequate redundancy features to mitigate the risks of failing to meet our service level obligations and have not experienced any penalties to date for failure to meet these service level commitments.   However, if we or our third party manual transcription providers fail to meet the service level requirements, it could not only adversely impact our transcription service revenue but could also adversely impact our other voice services product revenues, such as toktok, should voice services customers lose confidence in our overall service offering.

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

In addition, the sales cycle for our products is typically lengthy. Before ordering our products, our customers perform significant technical evaluations, which typically last up to 90 days or more for our base echo cancellation systems and up to 180 days or more for our VQA and PVP product offerings. Our newer voice services product offerings are also subject to free evaluation periods of up to 60 days to allow potential customers a chance to trial the product to determine if it meets their needs.  Once an order is placed, delivery times can vary depending on the product ordered and the timing of installations or product acceptance may be delayed by our customers. As a result, revenue forecasted for a specific customer for a particular quarter may not occur in that quarter. Further, in a fiscal quarter for which we enter the quarter with a small backlog relative to our revenue target, we are at heightened risk for the factors noted above as we are more dependent on the generation of new orders within the quarter to meet the revenue targets. Because of the potentially large size of our customers’ orders, this would adversely affect our revenue for the quarter.

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

IF WE EXPERIENCE CERTAIN SIGNIFICANT STOCK OWNERSHIP CHANGES, OUR NET OPERATING LOSSES MAY BE SUBSTANTIALLY LIMITED.

As of April 30, 2010, we had federal and state tax net operating loss carryforwards of approximately $117.7 million and $103.0 million, respectively. In the last several years we have experienced changes in ownership of our common stock that have created a risk that certain additional changes in stock ownership (e.g., significant increases in stock ownership held by our 5% stockholders, or increases in stock ownership that would cause a stockholder to become a 5% stockholder) may cause the tax laws to place severe limitations on our ability to utilize these net operating losses.  As a result, in July 2010 we amended the terms of our rights agreement, commonly referred to as a “poison pill,” to, among other things, lower the stock ownership threshold that would trigger the provisions of the rights agreement to 4.99%.  We amended the rights agreement in an attempt to deter stock transactions that would cause our ability to use our net operating losses to be severely limited.  In the event that we are unsuccessful in deterring significant stock transactions and our tax carryforwards become limited, there should not be an immediate material impact on our condensed consolidated financial position or results of operations as we have already established a full valuation against our tax carryforwards.  If a limitation of our tax carryforwards is triggered, it could adversely impact future cash flows by not allowing us to substantially offset future taxable income with these tax carryforwards resulting in higher levels of potential future tax obligations.  The rights agreement, as amended, will not deter all transactions that could cause our ability to utilize these net operating losses to be severely limited.  Further, the rights agreement will terminate on March 25, 2011.  In addition, during the time that the rights agreement is in effect, it may have the effect of decreasing demand for our common stock, which would have an adverse effect on the stock price of our common stock.

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

OUR CASH RESOURCES MAY NOT BE SUFFICIENT TO ACQUIRE OR DEVELOP ADDITIONAL TECHNOLOGIES.

As of October 31, 2010, we had approximately $29.1 million in cash, cash equivalents and short-term investments. As a result, we may not be able to acquire companies or technologies, or develop new technologies, that we believe would be beneficial to our company and our stockholders. Further, if we experience a continued downturn in our business, we may need to rely on our cash reserves to fund our business during the period of the downturn which, if prolonged and severe, we may not be able to do.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of October 31, 2010 and April 30, 2010, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempted to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities which prior to the fourth quarter of fiscal 2008 management has been able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments. Those securities with maturities of greater than one year, including auction rate securities that failed to settle and which based on their nature do not appear likely to settle in the near term, are classified as long-term investments. Short and long-term investments consist primarily of certificates of deposit, auction rate securities in asset backed securities and corporate notes. Our investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale took place. In the first six months of fiscal 2011, we did not realize any gains or losses on our investments or any impairment charges on our auction rate securities that failed to settle.

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to settle, are reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of October 31, 2010 and April 30, 2010, we held one auction rate security totaling $10.0 million of par value, which had an original rating at the time we purchased them of AA but is currently rated CC (CC rated ARS) and has failed to settle at auctions since the second quarter of fiscal 2008. The fair value of this auction rate security no longer approximates par value. Accordingly, we have recorded this investment at a fair value of $0.1 million as of October 31, 2010 and April 30, 2010.

Our investment securities are not leveraged. Due to the short-term nature of our investments, including our CC rated ARS (the interest rates of which reset every 7 to 35 days), they are not subject to significant fluctuations in their fair value due to changes in interest rates. As such, the recorded fair value of the investments at October 31, 2010 and April 30, 2010 approximates the fair value after assuming a hypothetical shift in the yield curve of plus or minus 0 basis points (BPS), 50 BPS, 100 BPS, and 150 BPS over the remaining life of the investments, which shifts are representative of the historical movements in the Federal Funds Rate. 100 BPS equals 1%.

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of October 31, 2010 and April 30, 2010 (dollars in thousands). Carrying value approximates fair value.

	October 31, 2010		April 30, 2010
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$26,455	0.13%	$29,634	0.06%
Short-term investments	2,640	0.24%	4,800	0.29%
Long-term investments	100	0.00%	100	0.00%
Total	$29,195	0.14%	$34,534	0.09%

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

Disclosure Controls and Procedures

Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of October 31, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of October 31, 2010, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2010, as filed with the SEC on July 14, 2010, have not substantively changed, except for the following risk factors:

1. The risk factor “We Depend On A Limited Number Of Customers, The Loss Of Any One Of Which Could Cause Our Revenue To Decrease,” was revised to include first six months of fiscal 2011 financial and credit risk information associated with our customer concentration.

2. The risk factor “In Periods Of Worsening Economic Conditions, Our Exposure To Credit Risk And Payment Delinquencies On Our Accounts Receivable Significantly Increases” has been revised to include first six months of fiscal 2011 financial information.

3.  The risk factor “Our Cash Resources May Not Be Sufficient To Acquire Or Develop Additional Technologies” has been revised to include first six months of fiscal 2011 financial information.

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

9. We have removed the risk factor entitled “There is no Guarantee that our Development Efforts on our new mStage Product Will be Completed in the Desired Time Frame or that we will Experience the Desired Customer Demand and Diversification from our Voice Service Products” as we have developed mStage and the other risks set forth in that risk factor are also discussed elsewhere in the risk factors.

ITEM 6.  EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Networks, Inc.

Date: December 7, 2010	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Chief Accounting Officer, and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description of document

3.1(1)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(2)	Bylaws of Ditech Networks, Inc., as amended and restated
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(3)	Specimen Stock Certificate
4.3(4)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(5)	Form of Rights Certificate
4.5(6)	Amendment No. 1 to Rights Agreement, dated as of July 7, 2010, between Ditech Networks, Inc. and Wells Fargo Bank, N.A.
10.1(7)	1999 Employee Stock Purchase Plan
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6) Incorporated by reference from Exhibit 4.1 from Ditech’s Current Report on Form 8-K, filed July 8, 2010 (File No. 000-26209).

(7) Incorporated by reference from the Appendix A to Ditech’s Proxy Statement (File No.000-26209), filed August 18, 2010.