Form 10-Q
period 2011-01-31
DITECH NETWORKS INC
filed 2011-03-11
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-26209

Ditech Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2935531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

825 East Middlefield Road

Mountain View, California 94043

(Address of principal executive offices, including zip code)

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

As of February 28, 2011, 26,536,219 shares of the Registrant’s common stock were outstanding.

Ditech Networks, Inc.

FORM 10-Q for the Quarter Ended January 31, 2011

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Networks, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2011	2010	2011	2010
Revenue
Product revenue	$3,829	$3,419	$7,928	$12,765
Service revenue	1,758	910	5,350	2,798
Total revenue	5,587	4,329	13,278	15,563

Cost of goods sold
Product revenue	1,200	2,273	3,211	7,501
Service revenue	1,229	174	3,719	489
Total cost of goods sold(1)	2,429	2,447	6,930	7,990

Gross profit	3,158	1,882	6,348	7,573

Operating expenses:
Sales and marketing (1)	1,732	2,396	5,666	6,975
Research and development (1)	1,672	2,625	5,777	8,272
General and administrative (1)	1,182	1,242	3,745	4,245
Amortization of purchased intangible assets	20	6	60	31

Total operating expenses	4,606	6,269	15,248	19,523

Loss from operations	(1,448)	(4,387)	(8,900)	(11,950)
Other income (expense), net	(34)	(11)	(58)	(660)

Loss before provision for (benefit from) income taxes	(1,482)	(4,398)	(8,958)	(12,610)
Provision for (benefit from) income taxes	5	17	(12)	64

Net loss	$(1,487)	$(4,415)	$(8,946)	$(12,674)

Per share data:
Basic and diluted:
Net loss	$(0.06)	$(0.17)	$(0.34)	$(0.48)

Weighted shares used in per share calculation:
Basic and diluted	26,388	26,237	26,359	26,193

(1) Stock-based compensation expense was allocated by function as follows:

Cost of goods sold	$14	$47	$58	$135
Sales and marketing	77	118	308	355
Research and development	30	59	170	224
General and administrative	122	123	450	616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	January 31, 2011	April 30, 2010

Assets
Cash and cash equivalents	$23,322	$29,634
Short-term investments	3,600	4,800
Accounts receivable, net of allowance for doubtful accounts of $250 at January 31, 2011 and April 30, 2010	4,325	2,440
Inventories	5,420	5,985
Other current assets	495	690

Total current assets	37,162	43,549

Long-term investments	100	100
Property and equipment, net	1,485	2,370
Purchased intangibles, net	462	522
Other assets	5,170	6,413

Total assets	$44,379	$52,954

Liabilities and Stockholders’ Equity
Accounts payable	$1,598	$892
Accrued expenses	1,832	2,695
Deferred revenue	501	890
Current portion of convertible debt	3,522	160
Income taxes payable	84	66

Total current liabilities	7,537	4,703

Long-term accrued liabilities	—	3,505
Total liabilities	7,537	8,208

Commitments and contingencies (Note 9)

Common stock, $0.001 par value: 200,000 shares authorized and 26,533 and 26,393 shares issued and outstanding at January 31, 2011 and April 30, 2010, respectively	26	26
Additional paid-in capital	268,086	267,044
Accumulated deficit	(231,270)	(222,324)

Total stockholders’ equity	36,842	44,746

Total liabilities and stockholders’ equity	$44,379	$52,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended January 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(8,946)	$(12,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,070	1,917
Impairment loss on investments	—	977
Accretion of interest on convertible debt	125	62
Loss on disposal of property and equipment related to restructuring	—	106
Stock-based compensation expense	986	1,330
Amortization of purchased intangibles	60	31
Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(1,885)	1,646
Inventories	562	4,556
Other current assets	292	15
Income taxes payable	18	14
Accounts payable	706	(1,030)
Accrued expenses and other accrued liabilities	(1,172)	(938)
Deferred revenue	(389)	(1)

Net cash used in operating activities	(7,573)	(3,989)

Cash flows from investing activities:
Purchases of property and equipment	(39)	(618)
Purchase of available for sale investments	(6,720)	(2,880)
Sales and maturities of available for sale investments	7,920	3,700
Purchase of exclusive distribution rights	—	(3,500)
Refund of lease deposit	—	73
Net cash (used in) provided by investing activities	1,161	(3,225)

Cash flows from financing activities:
Proceeds from employee equity plan issuances	100	89

Net cash provided by financing activities	100	89

Net decrease in cash and cash equivalents	(6,312)	(7,125)
Cash and cash equivalents, beginning of period	29,634	38,586

Cash and cash equivalents, end of period	$23,322	$31,461

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of January 31, 2011, and for the three and nine month periods ended January 31, 2011 and 2010, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair statement, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. The April 30, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for the interim period ended January 31, 2011 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2010, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2010, file number 000-26209.

Computation of Loss per Share

Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the three and nine month periods ended January 31, 2011 and 2010. Diluted loss per share for the three and nine month periods ended January 31, 2011 and 2010 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive, For the three and nine month periods ended January 31, 2011, common stock equivalents, primarily options, totaling approximately 5,022,000 shares and 5,448,000 shares, respectively, were excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive.  The diluted loss per share for the for the three and nine months ended January 31, 2011 also excludes the impact of 1,000,000 shares potentially issuable upon conversion of Simulscribe’s convertible note payable and 100,000 shares potentially issuable under the warrant issued as part of the Grid acquisition.  See Notes 4 and 5 of these Notes to the Condensed Consolidated Financial Statements for a further discussion of the Simulscribe and Grid transactions, respectfully. For the three and nine month periods ended January 31, 2010, common stock equivalents, primarily options, totaling approximately 6,198,000 shares and 5,849,000 shares, respectively, were excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive. The diluted loss per share for the three and nine months ended January 31, 2010 also excludes the impact of 1,000,000 shares potentially issuable upon conversion of Simulscribe’s convertible note payable.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	January 31,		January 31,
	2011	2010	2011	2010

Net loss	$(1,487)	$(4,415)	$(8,946)	$(12,674)
Net loss per share, basic and diluted:
Basic:
Weighted average shares outstanding	26,391	26,260	26,368	26,222
Less restricted stock included in weighted shares outstanding subject to vesting	(3)	(23)	(9)	(29)
Shares used in calculation of basic loss per share amounts	26,388	26,237	26,359	26,193

Net loss per share	$(0.06)	$(0.17)	$(0.34)	$(0.48)

Diluted:
Shares used in calculation of basic per share amounts	26,388	26,237	26,359	26,193
Dilutive effect of stock plans	—	—	—	—
Shares used in calculation of diluted per share amounts	26,388	26,237	26,359	26,193

Net loss per share	$(0.06)	$(0.17)	$(0.34)	$(0.48)

Comprehensive Loss

There was no difference between reported net loss and comprehensive loss for the three and nine months ended January 31, 2011. For the three and nine months ended January 31, 2010, comprehensive loss was $4.4 million and $12.3 million, respectively, and included the impact of unrealized gains and losses on available for sale investments.

Accounting for Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended January 31, 2011 and 2010 included compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of current Stock-based compensation guidance. The three and nine months ended January 31, 2010 also included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006, the date of adoption of stock-based compensation accounting, based on the grant date fair value estimated in accordance with the predecessor stock-based compensation guidance. Effective May 1, 2006, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by the predecessor Stock-based compensation guidance, to the straight-line single-option approach.  Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 was fully recognized using the accelerated attribution method as of the end of fiscal 2010. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in the first nine months of each of fiscal 2011 and 2010. The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

Investments

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year, and auction rate securities which management typically has settled on 7, 28 or 35 day auction cycles, are considered short-term investments. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities that have failed to settle since fiscal 2008, for which conditions leading to their failure at auction create uncertainty as to whether they will settle in the near-term. Short-term investments consist of certificates of deposit.  Long-term investments consist of  an auction rate security, which have underlying instruments that consist primarily of corporate notes and asset backed securities, and were rated AA or higher at the time of purchase. The Company’s investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the Condensed Consolidated Balance Sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. In the first nine months of fiscal 2011 and 2010, the Company realized no gains or losses on its investments.

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and the extent to which the fair value has been below cost-basis, the financial condition of the issuer and the Company’s ability to hold the investment for a period of time, which may be sufficient for anticipated recovery of the market value. To the extent that the carrying value of the available for sale security exceeds the estimated fair market value, and the decline in value is deemed to be other-than-temporary, an impairment charge is recorded in the Condensed Consolidated Statement of Operations. The Company has not recognized any impairment losses during the three and nine months ended January 31, 2011.  During the three and nine months ended January 31, 2010, the Company recognized impairment losses of $0.0 million and $1.0 million, respectively. Since the issue with auction rate securities first arose in the middle of fiscal 2008, the Company has recorded an aggregate impairment loss of $9.9 million associated with a single investment in auction rate securities with a $10 million par value.

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

3.             BALANCE SHEET ACCOUNTS

Inventories

Inventories comprised (in thousands):

	January 31, 2011	April 30, 2010

Raw materials	$268	$305
Work in progress	—	—
Finished goods	5,152	5,680

Total	$5,420	$5,985

Stock-based compensation included in inventories at January 31, 2011 and April 30, 2010 was not significant.

Fair Value Measurements of Financial Assets and Liabilities

The following table summarizes the Company’s investments as of January 31, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,600	$—	$—	$3,600
Asset backed securities	9,975	—	(9,875)	100
Total	$13,575	$—	$(9,875)	$3,700

The following table summarizes the Company’s investments as of April 30, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,800	$—	$—	$4,800
Asset backed securities	9,975	—	(9,875)	100
Total	$14,775	$—	$(9,875)	$4,900

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

When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds; such items are classified in Level 1 of the fair value hierarchy. The asset backed securities held as of January 31, 2011 and April 30, 2010 comprise auction rate securities with a par value of $10.0 million, which are included in long-term investments. At January 31, 2011 and April 30, 2010, there were no active markets for these auction rate securities or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

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

•      a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the auction-rate securities as of January 31, 2011, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

•      in the case of our auction rate security, which was converted into AMBAC preferred shares, default or collateral value risk adjustments were considered for the discount rate, because AMBAC continues to be down graded by rating agencies and is experiencing increasing liquidity issues.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and non-recurring basis as of January 31, 2011 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds-recurring	$22,459	$22,459	$—	$—
Certificates of deposit	3,600	3,600	—	—
Auction rate securities-recurring	100	—	—	100

Total	$26,159	$26,059	$—	$100

Liabilities

Convertible note payable-non-recurring	$3,402	$—	$—	$3,402
Total	$3,402	$—	$—	$3,402

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring and non-recurring basis as of April 30, 2010 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds-recurring	$25,702	$25,702	$—	$—
Certificates of deposit-recurring	4,800	4,800	—	—
Auction rate securities-recurring	100	—	—	100

Total	$30,602	$30,502	$—	$100

Liabilities

Convertible note payable-non-recurring	$3,277	$—	$—	$3,277
Total	$3,277	$—	$—	$3,277

The following table presents the changes in the Level 3 fair value category for the three months ended January 31, 2011 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
	October 31, 2010	Impairment Loss Recognized in Earnings	Unrealized Gain Recognized in Other Comprehensive Income (Loss)	Purchases, (Sales), Accretion of Interest, Issuances and (Settlements)		Transfers in and/or (out) of Level 3	January 31, 2011

Assets
Auction rate securities	$100	$—	$—	$—		$—	$100

Liabilities
Convertible note payable	$3,360	—	—	$42	(1)	—	$3,402

(1)     Reflects the accretion of interest on the convertible note payable to Simulscribe in conjunction with the Company’s exclusive distribution agreement.  The carrying value of the note payable as of January 31, 2011 of $3.4 million approximates its fair value, based on current market rates.

The following table presents the changes in the Level 3 fair value category for the nine months ended January 31, 2011 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
	April 30, 2010	Impairment Loss Recognized in Earnings	Unrealized Gain Recognized in Other Comprehensive Income (Loss)	Purchases, (Sales), Accretion of Interest, Issuances and (Settlements)		Transfers in and/or (out) of Level 3	January 31, 2011

Assets
Auction rate securities	$100	$—	$—	$—		$—	$100

Liabilities
Convertible note payable	$3,277	—	—	$125	(1)	—	$3,402

(1)     Reflects the accretion of interest on the convertible note payable to Simulscribe in conjunction with the Company’s exclusive distribution agreement.  The carrying value of the note payable as of January 31, 2011 of $3.4 million approximates its fair value, based on current market rates.

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

Accrued Expenses

Accrued expenses comprised (in thousands):

	January 31, 2011	April 30, 2010

Accrued employee related	$1,099	$1,247
Accrued warranty	162	301
Accrued restructuring costs	79	217
Other accrued expenses	492	930

Total	$1,832	$2,695

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

Changes in the warranty liability, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheets, during the three and nine month periods ended January 31, 2011 and 2010 are as follows (in thousands):

	Three months ended		Nine months ended
	January 31,		January 31,
	2011	2010	2011	2010

Balance as of the beginning of the fiscal period	$196	$384	$301	$389
Provision for warranties issued during fiscal period	7	30	39	124
Warranty costs incurred during fiscal period	(14)	(26)	(48)	(125)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	(27)	—	(130)	—

Balance as of January 31	$162	$388	$162	$388

Reduction in force. In November 2009, the Company completed a reduction in force in an attempt to continue to reduce operating expenses.  As a result of this reduction in force, the Company reduced its workforce by approximately 10%.  In addition in December 2009, the Company completed the sublease of office space vacated in fiscal 2009 and identified additional impairments of fixed assets, which had become idle as a result of the reduction in force and are being held for sale. As a result of these activities, the Company recognized a charge in the third quarter of fiscal 2010 of approximately $0.7 million, including $0.5 million for severance and related benefits, $0.1 million related to incremental losses upon signing the sublease on vacated office space and $0.1 million associated with assets made idle by the reductions in force that are being held for sale.  All individuals impacted by the reduction in headcount were notified of the termination of their employment in November 2009.  As of January 31, 2011, all of the remaining balance in the accrual for the reductions in force of $0.1 million relates to the estimated loss associated with subleasing vacated space in the Company’s Mountain View Headquarters.  The adjustment in the three and nine months ended January 31, 2011 reflects the reversal of estimated outplacement services originally recorded as a part of the restructuring in the third quarter of fiscal 2010, which expired unused in the third quarter of fiscal 2011.

Reduction in force costs for the three and nine month periods ended January 31, 2011 and 2010 were as follows (in thousands):

	Three months ended January 31,		Nine months ended January 31,
$s in thousands	2011	2010	2011	2010
Cost of Sales	$—	$261	$—	$256
Sales and marketing	(8)	77	(8)	64
Research and development	(7)	267	(7)	255
General and administrative	—	92	—	92
Total	$(15)	$697	$(15)	$667

Long-term Accrued Liabilities

Long-term accrued liabilities comprised (in thousands):

	January 31, 2011	April 30, 2010
Convertible note issued in conjunction with exclusive distribution agreement	$—	$3,277
Other	—	228
Total	$—	$3,505

As of January 31, 2011, the convertible note had a remaining term of less than one year.  As such, the note has been reflected in current liabilities.

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

The note and the Additional Payments are convertible into the Company’s common stock at Simulscribe’s option.  The note is convertible into the Company’s common stock at maturity in two years at a conversion price of $3.50 per share, subject to adjustment for stock splits, stock dividends and the like. The note payable, which is due September 10, 2011, is non-interest bearing and includes an acceleration clause in the event of a change in control of the Company.  The note has been recorded at its fair value of $3.2 million based on an assumed interest rate of 5%, which represents the current market rate of interest at which the Company could borrow.  For the three and nine months ended January 31, 2011, the Company recognized $42,000 and $125,000, respectively, of interest expense associated with amortizing the $0.3 million discount on this note.  For the three and nine months ended January 31, 2010, the Company recognized $40,000 and $62,000, respectively, of interest expense associated with amortizing the $0.3 million discount on this note.  The remaining discount will be recognized over the remainder of the two year term of the note.  The Additional Payments may be converted into the Company’s common stock at a conversion price of $5.00 per share, provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share.  The value of the additional payments has not been recorded as of the date of the transaction pursuant to the accounting guidance related to the issuance of equity-based instruments to non-employees for the purchase of goods or services.  In the event that payouts under the Additional Payments provisions of the agreement become probable of occurrence and/or the conditions of the payout are met, the Company will record the fair value of the Additional Payments at that time.

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

Subsequent to executing the Agreement, the Company hired one of the principle officers of Simulscribe to assume the position of Chief Strategy Officer at the Company.  His primary focus is on expansion of the wholesale market for voice transcription service.  This individual continues to hold a large ownership interest in Simulscribe.  As such, although he may have input into key decisions related to interaction between the Company and Simulscribe, the final decisions rest with the executive management team, of which he is not a member, and/or the Board of Directors. This individual was also a major shareholder in Grid.com, which the Company acquired in February 2010.  In the third quarter of fiscal 2011, the Chief Strategy Officer resigned; however he continues to provide certain services to the Company as a consultant.

In the fourth quarter of fiscal 2010, the Company and Simulscribe, entered into an Amendment No. 1 to Reseller Agreement (the “Amendment”), amending the Reseller Agreement previously entered into between the Company and Simulscribe on September 10, 2009. Primarily, the Amendment permits the Company to provide services to all voice to text customers, both retail and wholesale. Among other things, the Amendment also contains additional changes to the Reseller Agreement to conform to the new structure, and provides that both the retail and wholesale services will count as “Additional Payments” for purposes of determining what amount, if any, of the $10 million contingent consideration will be paid to Simulscribe.  In consideration for the amendment, the Company agreed to pay an additional $0.3 million in seven equal quarterly installments.  As of January 31, 2011, there was approximately $0.1 million remaining on this obligation The Company recognized this consideration as an addition to the customer relationship intangible asset, which amount is being amortized over the remainder of the 4 year life assigned to the original customer relationship intangible asset in September 2009.

The carrying value of the related intangible assets acquired, which are included in other assets, was as follows (in thousands):

	January 31, 2011
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(881)	$—	$1,633
Distribution rights	4,440	(903)	—	3,537
Total	$6,954	$(1,784)	$—	$5,170

	April 30, 2010
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(389)	$—	$2,125
Distribution rights	4,440	(249)	—	4,191
Total	$6,954	$(638)	$—	$6,316

The Company recorded amortization expense associated with the distribution rights of approximately $0.2 million and $0.7 million for the three and nine months ended January 31, 2011, respectively, and amortization expense associated with the transfer of customers of approximately $0.2 million and $0.5 million for the three and nine months ended January 31, 2011, respectively. The Company recorded amortization expense associated with the distribution rights of approximately $32,000 and $66,000 for the three and nine months ended January 31, 2010, respectively, and amortization expense associated with the transfer of customers of approximately $0.1 million and $0.2 million for the three and nine months ended January 31, 2010, respectively.

Estimated future amortization expense of the customer relationships asset as of January 31, 2011 is as follows (in thousands):

Years ended April 30,

2011 (three months)	$164
2012	656
2013	606
2014	207

$1,633

5.             GOODWILL AND PURCHASED INTANGIBLES

The carrying value of purchased intangible assets acquired in business combinations is as follows (in thousands):

	January 31, 2011
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$3,142	$(2,217)	$(763)	$162
Customer relationships	1,100	(671)	(429)	—
Trade name and trademarks	200	(122)	(78)	—
URL	300	—	—	300
Total	$4,742	$(3,010)	$(1,270)	$462

	April 30, 2010
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$3,142	$(2,157)	$(763)	$222
Customer relationships	1,100	(671)	(429)	—
Trade name and trademarks	200	(122)	(78)	—
URL	300	—	—	300
Total	$4,742	$(2,950)	$(1,270)	$522

In February 2010, the Company completed a small acquisition of 100% of the outstanding shares of Grid Communications Services, Inc. (Grid), a company with infrastructure to deliver services with simple credit card billing through the web. The purchase price, net of $0.1 million of cash received from Grid, totaled $0.5 million.  This purchase price, which included $35,000 of value attributable to a warrant issued for 100,000 shares of the Company’s common stock at an exercise price of $3.50 per share, based on a Black-Scholes valuation, was allocated to identified intangibles through established valuation techniques in the high-technology communications equipment industry.  The warrant expires in February 2013. As a result, the Company recorded an incremental $0.2 million in core technology intangible assets and $0.3 million related to the URL (Grid.com), the latter of which the Company has determined is an indefinite lived intangible asset.

In the three months ended January 31, 2011 and 2010, the Company recorded $20,000 and $6,000, respectively, of amortization of acquisition-related intangible assets. In the nine months ended January 31, 2011 and 2010, the Company recorded $60,000 and $31,000, respectively, of amortization of acquisition-related intangible assets.

Estimated future amortization expense for the core technology purchased intangible asset as of January 31, 2011 is as follows (in thousands):

Years ended April 30,

2011 (three months)	$21
2012	81
2013	60
$162

6.             STOCKHOLDERS’ EQUITY

Employee Equity Plans

The Company utilizes a combination of Employee Stock Purchase, Stock Option and Restricted Stock plans as a means to provide equity ownership in the Company for its employees. In addition, the Company has a Non-employee Directors Stock Option Plan.  In the nine months ended January 31, 2011, 80,372 shares of common stock were issued under the Employee Stock Purchase Plan (“ESPP”) and 234,074 shares remain available for issuance under that plan as of January 31, 2011.

Activity under the stock option and restricted stock plans was as follows (in thousands, except exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price
Balances, April 30, 2010	1,244	5,668	$4.69
Restricted stock and restricted stock units issued	(20)
Restricted stock and restricted stock units forfeited	70
Options granted	(526)	526	$1.33
Options exercised	—	(6)	$1.05
Options forfeited	178	(178)	$2.00
Options expired	1,218	(1,218)	$7.14
Plan shares expired	(812)	—	$—

Balances, January 31, 2011	1,352	4,792	$3.81

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

The aggregate intrinsic value of stock options exercised in the first nine months of fiscal 2011 and 2010 was $2,000 and $6,000, respectively.

The summary of options vested, exercisable and expected to vest at January 31, 2011 comprised (in thousands, except weighted average exercise price and remaining contractual term):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	4,546	$3.94	$310	6.39
Options exercisable	2,953	$5.23	$151	5.21

The summary of unvested restricted stock awards for the first nine months of fiscal 2011 comprised (in thousands, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2010	44	$4.29
Restricted stock issued	—	$—
Restricted stock vested	(17)	$6.64
Restricted stock forfeited	(23)	$2.68

Nonvested restricted stock, January 31, 2011	4	$3.65

The summary of unvested restricted stock units for the first nine months of fiscal 2011 comprised (in thousands):

Number of Shares
Nonvested restricted stock units, April 30, 2010	318
Restricted stock units issued	20
Restricted stock units vested	(108)
Restricted stock units forfeited	—

Nonvested restricted stock units, January 31, 2011	230

The aggregate intrinsic value of vested and expected to vest restricted stock units, which had a weighted average remaining contractual term of 1.3 years, was $263,000 at January 31, 2011. For the nine months ended January 31, 2011 and 2010, the total fair value of restricted shares that vested was $0.1 million and $0.2 million, respectively.

As of January 31, 2011, there was approximately $1.0 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs that is expected to be recognized over a weighted-average period of 2.0 years for options and 1.5 years for restricted stock and restricted stock units.

The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation in the three and nine month periods ended January 31, 2011 and 2010 for options granted and for employee stock purchases under the ESPP; during these periods are as follows:

	Three months ended January 31,		Nine months ended January 31,
	2011	2010	2011	2010

Stock options:
Dividend yield(1)	—	—	—	—
Volatility factor(2)	0.68	0.69	0.68	0.69
Risk-free interest rate(3)	1.9%	2.3%	1.9%	2.4%
Expected life (years)(4)	4.7	4.6	4.7	4.6
Weighted average fair value of options granted during the period	$0.74	$0.72	$0.74	$0.78

Employee stock purchase plan:(5)
Dividend yield(1)	—	—	—	—
Volatility factor(2)	0.64	0.74	0.63	0.76
Risk-free interest rate(3)	0.3%	0.4%	0.3%	0.4%
Expected life (years)(4)	1.0	1.0	1.0	1.0
Weighted average fair value of employee stock purchases during the period	$0.56	$0.61	$0.55	$0.61

Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$1.32	$—	$1.32	$1.05

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

7.             BORROWING AGREEMENT

In July 2010, the Company renewed its $2.0 million line of credit with its bank.  The renewed line of credit has substantially the same terms as the prior line of credit and expires on July 31, 2011. There were no borrowings outstanding under the line of credit as of January 31, 2011 and the Company was in compliance with its financial covenants.

8.             INCOME TAXES

The accounting guidance related to uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The liability for uncertain tax positions, if recognized, will decrease the Company’s tax expense. The Company does not anticipate that the amount of liability for uncertain tax positions existing at January 31, 2011 will change significantly within the next 12 months.  Interest and penalties related to the liability for uncertain tax positions are included in the provision for income taxes.

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

The Company recorded a tax provision (benefit) of $5,000 and $(12,000), respectively, for the three and nine months ended January 31, 2011 resulting in an effective tax rate of less than 1%. The Company recorded a tax provision of $17,000 and $64,000 for the three and nine months ended January 31, 2010, respectively, resulting in an effective tax rate of less than 1%.  The effective tax rate for the three and nine months ended January 31, 2011 and 2010 reflected the effects of a full valuation allowance against the Company’s net deferred tax assets principally from the federal and state net operating loss and tax credit carry forwards created in fiscal 2011 and 2010 because of uncertainty as to the recoverability of those items due to the Company’s continuing operating losses. The tax provision for the three and nine months ended January 31, 2011 and 2010 is attributable to certain state and foreign jurisdictions in which the Company operates.

9.             COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any material legal proceedings.  From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business.  These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management’s attention.

Lease Commitments

At January 31, 2011, future minimum payments and related sublease receipts under the Company’s current operating leases are as follows (in thousands):

Years ending April 30,	Minimum Lease Payments	Sublease Payments	Net Lease Payments
2011 (three months)	$276	$(27)	$249
2012	276	(27)	249

Total	$552	$(54)	$498

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

Financial information for each reportable segment is as follows as of January 31, 2011 and April 30, 2010 and for the three and nine months ended January 31, 2011 and 2010 (in thousands):

	Voice Quality Enhancement	Voice Applications	Total
For the three months ended January 31, 2011:
Revenue	$4,714	$873	$5,587
Contribution margin	2,553	(1,164)	1,389
As of January 31, 2011: Inventories	5,420	—	5,420
For the three months ended January 31, 2010:
Revenue	$4,072	$257	$4,329
Contribution margin	747	(1,414)	(667)
As of April 30, 2010: Inventories	5,985	—	5,985
For the nine months ended January 31, 2011:
Revenue	$10,625	$2,653	$13,278
Contribution margin	4,360	(4,024)	336

For the nine months ended January 31, 2010:
Revenue	$15,211	$352	$15,563
Contribution margin	4,030	(3,897)	133

The reconciliation of segment information to the Company’s condensed consolidated totals is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
Segment contribution margin	$1,389	$(667)	$336	$133
Corporate and unallocated costs	(2,574)	(3,367)	(8,190)	(10,722)
Stock-based compensation	(243)	(347)	(986)	(1,330)
Amortization of purchased intangibles	(20)	(6)	(60)	(31)
Interest and other income (expense), net	(34)	(11)	(58)	(660)

Loss before provision for (benefit from) income taxes	$(1,482)	$(4,398)	$(8,958)	$(12,610)

The Company’s revenue from external customers by geographic region, based on shipment destination, was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010

USA	$5,516	$2,907	$11,128	$10,981
Middle East/Africa	—	72	110	1,405
Europe	2	80	89	702
Latin America	40	2	40	387
Canada	7	17	30	290
Far East	22	1,251	1,881	1,798

Total	$5,587	$4,329	$13,278	$15,563

Sales for the three months ended January 31, 2011 included one customer that represented greater than 10% of total revenue (65%). Sales for the nine months ended January 31, 2011 included two customers that represented greater than 10% of total revenue (36%, and 13%).  Sales for the three months ended January 31, 2010 included three customers that represented greater than 10% of total revenue (34%, 25% and 11%).   Sales for the nine months ended January 31, 2010 included three customers that represented greater than 10% of total revenue (22%, 18% and 17%).  As of January 31, 2011, the Company had one customer that represented greater than 10% of accounts receivable (85%).  At April 30, 2010, two customers represented greater than 10% of accounts receivable (61% and 15%).

The Company maintained substantially all of its property and equipment in the United States at January 31, 2011 and April 30, 2010.

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

On the budgetary side, even before the world-wide financial crisis became clear, we began to see tighter budgetary spending on capital equipment in many regions of the world, but most importantly with our large domestic customers.  Spending on capital equipment appears to have been primarily targeted at equipment that could show a direct correlation with revenue generation as opposed to our historical product offerings, which although not a direct source of revenue for carriers is critical to the overall call experience and therefore to customer satisfaction, which in our opinion can ultimately translate into call revenue. It is with this capital spending model in mind that we undertook development of our voice service products and mStage which, although leveraging off of our core knowledge of voice technology, we believe will be our first product offering to truly be tied to an identifiable revenue stream for our carriers.

Lastly, we believe that the current market conditions around the world have and could continue to create further delays in purchasing decisions both as carriers tighten their capital investment activity due to internal budget constraints and as tighter credit hampers their ability to borrow to facilitate network expansion and/or upgrades.

Despite the previously mentioned delays due to budget and uncertainty around network architecture, we continue to believe that in the United States our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks, primarily using 3G/4G technologies and to a lesser degree 2G technologies, will be key factors in adding new customers and driving opportunities for revenue growth. Although we continue to believe that 2G technology will continue to play a major role in technology utilized in the international regions of the world where we have focused our sales efforts, we do believe that there is a growing interest in certain of these regions in shifting to 3G technologies.  However, we are poised to support the deployment of our Packet Voice Processor (“PVP”) product in 3G/4G networks internationally, should demand for the 3G/4G technology grow internationally. The development of our VQA feature set, which was originally targeted at the international Global System for Mobile Communications (“GSM”) market, has seen growing importance in the domestic market as well. We continue to focus sales and marketing efforts on international and domestic mobile carriers that might best apply our VQA solution. We have continued to invest in customer trials domestically and internationally, where the size of the opportunities justify the costs we must invest in the trial, in an attempt to better avail ourselves of these opportunities as they arise. Despite these efforts, we have experienced mixed results as we remain dependant on the buying patterns of a small, yet more diverse, group of carriers.

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

Beginning in fiscal 2009, we began shifting our development efforts to other product offerings that leverage off our expertise in voice technology.  One focus of these efforts has been to develop versions of our software that can be used on other vendor platforms that currently do not compete with our products. More recently we have shifted the majority of our development efforts to our voice service and mStage products, which are nearing the end of their initial development efforts and beginning to be deployed for evaluation at potential customer locations.  While the licensing initiative is typically focused on moving our expertise in voice quality to other types of carrier hardware, voice service products and mStage are designed to enable mobile subscribers to use their voice as well as their thumbs to interact with applications like email, even during a phone call.

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

Our Customer Base.    Historically, with the exception of fiscal 2009, the majority of our sales have been to customers in the United States. Domestic customers accounted for just over 80% of our revenue in the first nine months of fiscal 2011, and 72% and 46% of our revenue in fiscal 2010 and 2009, respectively.  The geographic mix of revenue reflects domestic demand for our legacy TDM business and our VoIP business, as well as the vast majority of our voice service product revenue being generated from domestic customers.  Our international business for the first nine months of fiscal 2011 was primarily concentrated in South East Asia. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. Our international revenue has been largely driven by demand from customers in South East Asia, the Middle East and Latin America. We expect our international demand for voice quality products to continue to be heavily influenced by these markets as they are experiencing the highest level of growth and commonly have the most need for cost effective solutions to address voice quality in their growing networks. However, we expect that international demand for our voice service products may be more heavily influenced by demand from Europe and Latin America which tend to be earlier adopters of new phone services than other international regions into which we have historically sold product.

Our revenue historically has come from a small number of customers. Our largest customer in the first nine months of fiscal 2011, AT&T, a domestic wireline and wireless carrier, accounted for approximately 36% of our revenue.  In fiscal 2010, our largest customer was also AT&T, which accounted for 30% of revenue.  Our largest customer in fiscal 2009 was Verizon Wireless, which accounted for 22% of revenue. Our five largest customers accounted for approximately 69% of our revenue in the first nine months of fiscal 2011 and 75% and 60% of our revenue in fiscal 2010 and 2009, respectively. Consequently, the loss of, or significant decline in purchases by, any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced in fiscal 2006 and again over the last few fiscal years as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

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

Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the world and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of January 31, 2011, we had deferred $0.7 million of revenue. However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Condensed Consolidated Balance Sheets. Of the $0.7 million of total deferred revenue transactions at January 31, 2011, $0.5 million had been collected from customers and therefore $0.5 million was reported as deferred revenue on the Condensed Consolidated Balance Sheet.

Of the $0.7 million of revenue deferred as of January 31, 2011, substantially all of it was associated with maintenance contracts, which are recognized ratably over the term of the contract, typically twelve months. In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date, to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

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

Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of write-downs required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in the recognition of larger than anticipated write-downs. For example, we recorded inventory write-downs for excess levels of inventory, due to wholesale shifts in demand, of $2.4 million and $5.1 million in fiscal 2009 and 2008, respectively. Sales of previously written-down inventory during the three and nine months ended January 31, 2011 and 2010 were not material.

Cost of Warranty—At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year. The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures. This would result in a decrease in gross profits. As of January 31, 2011 and April 30, 2010, we had $0.2 million and $0.3 million, respectively, accrued related to estimated future warranty costs. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Impairment of Long-lived Assets—We continually monitor events and changes in circumstances that could indicate that carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances arise, we assess the recoverability of our long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carry amount of the assets in question, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell. During fiscal 2010 and 2009, we recorded impairment charges of approximately $0.1 million and $0.3 million, respectively, associated with certain identifiable assets that were abandoned as a result of the cumulative affects of the reductions in force that had been implemented over the last two fiscal years.  There was no impairment of long-lived assets in the first nine months of fiscal 2011.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of revenue.

	Three months ended January 31,		Nine months ended January 31,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.5	56.5	52.2	51.3
Gross Profit	56.5	43.5	47.8	48.7
Operating expenses:
Sales and marketing	31.0	55.4	42.7	44.8
Research and development	29.9	60.6	43.5	53.2
General and administrative	21.2	28.7	28.2	27.3
Amortization of purchased intangibles	0.3	0.1	0.5	0.2
Total operating expenses	82.4	144.8	114.9	125.5
Loss from operations	(25.9)	(101.3)	(67.1)	(76.8)
Other income (expense), net	(0.6)	(0.3)	(0.4)	(4.2)
Loss before provision for (benefit from) income taxes	(26.5)	(101.6)	(67.5)	(81.0)
Provision for (benefit from) income taxes	0.1	0.4	(0.1)	0.4
Net loss	(26.6)%	(102.0)%	(67.4)%	(81.4)%

THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND 2010.

Revenue.

	Three months ended January 31,		Nine months ended January 31,		Change From Prior Year
					3 Month	9 Month
$s in thousands	2011	2010	2011	2010	Period	Period
Revenue	$5,587	$4,329	$13,278	$15,563	$1,258	$(2,285)

The increase in revenue during the three months ended January 31, 2011 compared to the same period in fiscal 2010 was largely due to an increase in revenue from our five largest customers in the period.  In the aggregate, our top five customers in the third quarter of fiscal 2011 accounted for $4.4 million of revenue as compared to the top five customers in the third quarter of fiscal 2010, which accounted for $3.4 million.  In addition, the increase in revenue from our remaining customers of approximately $0.3 million was largely driven by an increase in revenue from our new voice services products.  The decrease in revenue during the nine months ended January 31, 2011 compared to the same period in fiscal 2010 was largely due to a decrease in revenue from our top five customers.   For the nine months ended January 31, 2011, our top five customers accounted for $9.2 million of revenue as compared to $11.2 million for the corresponding period in fiscal 2010.  The $0.2 million decline in revenues from our remaining customers during the nine months ended January 31, 2011 was largely driven by the decline in sales of our legacy products which more than offset the growth in revenue from our new voice service products. Although we believe that we have a number of meaningful opportunities for our legacy products, the process to convert these opportunities to revenue continues to be protracted and volatile.  As our legacy product business is characterized by a relatively small number of high value transactions per quarter the shift in the timing of a single transaction can materially impact our revenue for a period. We believe purchasing delays are occurring for a number of different reasons including but not limited to: (1) tight capital budgets requiring our domestic customers to reprioritize their capital purchases; and (2) international sales being impacted by changes in local regulations and changes in the management involved in the decision/approval process for our product, both of which have contributed to delays in our ability to close deals.

For the three months ended January 31, 2011, one customer, AT&T, a domestic wireline and wireless carrier, accounted for more than 10% of total revenue (65%).   For the nine months ended January 31, 2011, two customers accounted for more than 10% of total revenue (36% and 13%), with our largest customer being AT&T.    Although our Broadband Voice Processor Flex (“BVP-Flex”) continues to be the primary voice quality product purchased by our domestic customers and has begun to experience a growing interest from international customers, our PVP product and service contracts have grown as a percentage of revenue during over the last two years due in large part to growing deployment of the PVP in conferencing providers’ VoIP networks.

Geographically, our domestic revenue for the three months ended January 31, 2011 totaled just over 90% of total worldwide revenue as compared to just over 60% realized for the three months ended January 31, 2010.  Our domestic revenue for the nine months ended January 31, 2011 was just over 80 % of worldwide revenue as compared to just over 70% for the comparable period in fiscal 2010. The increases in our domestic revenue for both the three and nine month periods were due in part to the increase in domestic sales of our BVP-Flex products domestically in the third quarter and the increase voice services revenue, which to date has been largely driven by domestic customers. Revenue over the last several fiscal years and the first nine months of fiscal 2011 has been generated largely from domestic sales.  Our international sales have primarily been dependent on our success in selling VQA. Although we continue to believe that there are meaningful international revenue opportunities, we continue to experience volatility in purchasing cycles from our existing and prospective international customers, which has resulted in volatility in the level of international revenue from quarter to quarter. Most recently potential changes in India’s import regulations related to technology-based products contributed to delays in our ability to close orders in that region, as we worked to understand the implication of the potential rule changes on our products and to ensure that our intellectual property was adequately protected.  We plan to continue to invest in customer trials to attempt to capture the international revenue opportunities that exist for us.

Cost of Goods Sold and Gross Profit.

	Three months ended January 31,		Nine months ended January 31,		Change From Prior Year
$s in thousands	2011	2010	2011	2010	3 Month Period		9 Month Period
Cost of goods sold	$2,429	$2,447	$6,930	$7,990	$(18)		$(1,060)
Gross profit	3,158	1,882	6,348	7,573	1,276		(1,225)
Gross margin%	56.5%	43.5%	47.8%	48.7%	13.0	%pts	(0.9	)%pts

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, provisions for inventory and warranty expenses and other indirect costs. The relatively unchanged cost of goods sold during the three months ended January 31, 2011 as compared to the three months ended January 31, 2010 was primarily due to an improvement in the customer and product mix in fiscal 2011 offset by increased costs due to the increase in business volume for our voice services.  The decrease in cost of goods sold during the nine months ended January 31, 2011 as compared to the nine months ended January 31, 2010 was primarily driven by the decrease in business volume for our legacy voice quality products partially offset by an increase in costs associated with the increase in voice services volume.  Our analysis of gross profit below discusses the other factors driving changes in cost of goods sold.

Our gross margin percentage increased in the three months ended January 31, 2011, as compared to the corresponding periods in fiscal 2010, as a result of our customer and product mix in fiscal 2011 being more heavily weighted to higher margin domestic legacy voice quality product sales partially offset by an increase in volume of our lower margin voice service revenue, which we began recognizing in the latter part of the second quarter of fiscal 2010.  Our margin in the three months ended January 31, 2011 was also favorably impacted by our fixed manufacturing costs representing a smaller percentage of revenue. The decline in the gross margin for the nine months ended January 31, 2011 as compared to the corresponding period in fiscal 2010 was largely driven by the our lower margin voice services revenue representing a larger percentage of our overall revenue for the period due in large part to the decline in revenue from our legacy voice quality products. Partially offsetting the decline in gross margin in the nine months ended January 31, 2011 was a reduction in the level of write-downs of excess inventory associated with incremental reserves being taken against certain slow moving products in fiscal 2010.

Sales and Marketing.

	Three months ended January 31,		Nine months ended January 31,		Change From Prior Year
$s in thousands	2011	2010	2011	2010	3 Month Period		9 Month Period
Sales & Marketing Expense	$1,732	$2,396	$5,666	$6,975	$(664)		$(1,309)
% of Revenue	31.0%	55.4%	42.7%	44.8%	(24.4	)%pts	(2.1	)%pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The decrease in sales and marketing expense for the three months ended January 31, 2011 as compared to the corresponding period in fiscal 2010 was largely due to the impacts of the reduction in force that occurred during fiscal 2010 and subsequent attrition in the sales and marketing organizations.  The resulting reduction in headcount had a direct impact on both base pay and variable compensation, which experienced a combined reduction of $0.2 million and $0.7 million during the three and nine month periods, respectively.  The reduction in headcount also impacted travel and related expenses which experienced a $0.1 million and $0.2 million decrease during the three and nine month periods, and also resulted in a reduction in stock compensation for the nine months ended January 31, 2011 of approximately $0.1 million.  The three and nine month periods was impacted by a decline in reduction in force costs of approximately $0.1 million associated with the fiscal 2010 reductions and a $0.2 reduction in phone and consulting costs associated with the product launch for toktok in fiscal 2010.

Research and Development.

	Three months ended January 31,		Nine months ended January 31,		Change From Prior Year
$s in thousands	2011	2010	2011	2010	3 Month Period		9 Month Period
Research & Development Expense	$1,672	$2,625	$5,777	$8,272	$(953)		$(2,495)
% of Revenue	29.9%	60.6%	43.5%	53.2%	(30.7	)%pts	(9.7	)%pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products. The decrease in expense during the three and nine month periods ended January 31, 2011 as compared to the corresponding periods in fiscal 2010 was largely driven by the reduction in force that occurred during fiscal 2010 and subsequent attrition and a reduction in the use of outside consulting services as we continue to implement targeted cost cutting measures.  As a result of the reduction in headcount, we experienced a decline in payroll and related expenses totaling $0.3 million and $0.9 million for the three and nine months ended January 31, 2011, respectively. For the three and nine months ended January 31, 2011, our reduction in outside consulting services contributed $0.2 million and $0.7 million, respectively, to the decline in research and development spending.  In addition, we experienced a $0.1 million and $0.6 million reduction in depreciation for the three and nine months ended January 31, 2011, respectively, due to a significant amount of assets becoming fully depreciated late in the fourth quarter of fiscal 2010 and a $0.1 million reduction in maintenance costs for hardware and software tools used in our development efforts for both the three and nine months ended January 31, 2011 due to tighter cost control and retirement of aging assets. Lastly, both the three and nine months ended January 31, 2011 also experienced a decline in reduction in force costs of approximately $0.3 million associated with the fiscal 2010 reductions.

General and Administrative.

	Three months ended January 31,		Nine months ended January 31,		Change From Prior Year
$s in thousands	2011	2010	2011	2010	3 Month Period		9 Month Period
General & Administrative Expense	$1,182	$1,242	$3,745	$4,245	$(60)		$(500)
% of Revenue	21.2%	28.7%	28.2%	27.3%	(7.5	)%pts	0.9	%pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The decrease in general and administrative expense in the three and nine months ended January 31, 2011 compared to the corresponding periods in fiscal 2010 was largely due to attrition in headcount over the last 12 months which lead to a decline in salary and related costs of $0.1 million and $0.3 million, respectively.  In addition, we have seen a reduction in stock compensation in the nine months ended January 31, 2011 of $0.2 million due to the corresponding periods in fiscal 2010 being impacted by the vesting of some performance grants which resulted in a spike in stock compensation in fiscal 2010, for which there was no corresponding activity in fiscal 2011.

Stock-based Compensation.

Stock-based compensation expense recognized in fiscal 2011 and 2010 was as follows:

	Three months ended January 31,		Nine months ended January 31,
$s in thousands	2011	2010	2011	2010
Cost of Sales	$14	$47	$58	$135
Sales and marketing	77	118	308	355
Research and development	30	59	170	224
General and administrative	122	123	450	616
Total	$243	$347	$986	$1,330

The decrease in stock based compensation for the three and nine months ended January 31, 2011 compared to the corresponding periods in fiscal 2010 is due to two key factors.  First and foremost is the reduction in compensation related to performance based options which resulted in a spike in the general and administrative portion of stock compensation in fiscal 2010.  The remaining decline in stock-based compensation is due to a decline in options outstanding, and therefore stock-based compensation, linked to the reduction in force that occurred since the end of the second quarter of fiscal 2010.

Reduction in Force and Related Charges.

	Three months ended January 31,		Nine months ended January 31,
$s in thousands	2011	2010	2011	2010
Cost of Sales	$—	$261	$—	$256
Sales and marketing	(8)	77	(8)	64
Research and development	(7)	267	(7)	255
General and administrative	—	92	—	92
Total	$(15)	$697	$(15)	$667

In November 2009, we completed a reduction in force in an attempt to continue to reduce operating expenses.  As a result of this reduction in force, we reduced our workforce by approximately 10%.  In addition, we completed the sublease of office space vacated in fiscal 2009 and we identified additional impairments of fixed assets, which had become idle as a result of the reduction in force and are being held for sale. As a result of these activities, we recognized a charge in the third quarter of fiscal 2010 of approximately $0.7 million.  All individuals impacted by the reduction in headcount were notified of the termination of their employment as of November, 2009.    The reduction in force costs for the three and nine months ended January 31, 2011 reflect the reversal of estimated outplacement costs associated with the fiscal 2010 reduction in force, which lapsed unused.

Other Income (Expense), Net.

	Three months ended January 31,		Nine months ended January 31,		Change From Prior Year,
$s in thousands	2011	2010	2011	2010	3 Month Period		9 Month Period
Other income (expense), net	$(34)	$(11)	$(58)	$(660)	$(23)		$602
% of Revenue	(0.6)%	(0.3)%	(0.4)%	(4.2)%	(0.3	)%pts	3.8	%pts

Other income (expense), net consists of interest income on our invested cash and cash equivalent balances, foreign currency activities, and a nominal amount of interest expense. The decrease in other income (expense), net for the three months ended January 31, 2011 was primarily attributable to interest expense associated with accretion of the convertible debt issued as part of the Simulscribe distribution agreement as well as reduced levels of interest income due to lower average cash balances and lower average returns on our invested cash due to declining yields on our more liquid money market fund holdings.  The increase in other income (expense), net for the nine months ended January 31, 2011 was primarily attributable to reduced impairment losses on one of our auction rate securities, partially offset by interest expense associated with accretion of the convertible debt issued as part of the Simulscribe distribution agreement.

Income Taxes.

	Three months ended January 31,		Nine months ended January 31,		Change From Prior Year,,
$s in thousands	2011	2010	2011	2010	3 Month Period		9 Month Period
Provision for (benefit from) income taxes	$5	$17	$(12)	$64	$(12)		$(76)
% of Revenue	0.1%	0.4%	(0.1)%	0.4%	(0.3	)%pts	(0.5	)%pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate for the three and nine month periods ending January 31, 2011 and 2010 were less than 1%.  The effective tax rate for the three and nine month periods ending January 31, 2011 and 2010 reflected our establishment of a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards.  As a result of this valuation allowance, our income taxes for all periods presented is limited to certain minor state and foreign tax jurisdictions where we report limited profits.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2011 and April 30, 2010, we had cash and cash equivalents and investments totaling $27.0 million and $34.5 million, respectively. As of January 31, 2011, we had cash and cash equivalents of $23.3 million as compared to $29.6 million at April 30, 2010. Additionally we had $3.6 million and $4.8 million of short-term investments as of January 31, 2011 and April 30, 2010, respectively, and $0.1 million of long-term investments as of each of January 31, 2011 and April 30, 2010.  In July 2010, we renewed our $2 million line of credit facility with our bank.  The line of credit expires on July 31, 2011 and carries substantially the same terms as the old line of credit.   There were no amounts outstanding under the line as of January 31, 2011.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Nine months ended January 31,
	2011	2010
Cash flow from operating activities	$(7,573)	$(3,989)

The net use of cash in operations for the first nine months of fiscal 2011 was primarily attributable to the $8.9 million net loss experienced for the first nine months of fiscal 2011, which was largely driven by softness in demand for our voice products as compared to our historical levels.  However, non-cash operating expenses related to depreciation and amortization and stock-based compensation, which contributed to our operating loss but did not result in a use of cash, primarily accounted for the difference between the net loss and net cash used in operating activities.

Our accounts receivable days sales outstanding at January 31, 2011 was approximately 70 days compared to 30 days at April 30, 2010.  The volatility in our days sales outstanding is a direct reflection on the volatility in the timing of our revenues, as well as longer payment cycles attributable to our international customers.

We expect cash flows from operations to continue to be a use due to our continued operating losses.

	Nine months ended January 31,
	2011	2010
Cash flow from investing activities	$1,161	$(3,225)

We generated $1.2 million in cash in our investing activities in the first nine months of fiscal 2011.  The cash generated was attributable to the net liquidation of short-term investments in the first nine months of fiscal 2011, partially offset by modest levels of capital additions.

	Nine months ended January 31,
	2011	2010
Cash flow from financing activities	$100	$89

The cash flow from financing activities in the first nine months of fiscal 2011 was due to funds received from purchases under the employee stock purchase plan and stock option exercises.  We expect to continue to have modest positive cash flows from financing activities due to employee stock plan activity.

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

Our contractual obligations as of January 31, 2011 were $4.6 million, all of which are due within one year, compared to $6.5 million at April 30, 2010, and were as follows (in thousands):

Contractual Obligations	Total
Operating leases	$552
Purchase commitments	574
Convertible note payable associated with exclusive distribution agreement	3,500

Total	$4,626

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 69% of our revenue in the first nine months of fiscal 2011 and 75% and 60% of our revenue in fiscal 2010 and 2009, respectively. Our largest customer in the first nine months of fiscal 2011 accounted for approximately 36% of our revenue, as compared to our largest customers in fiscal 2010 and 2009, which accounted for 30% and 22% of our revenue, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels.

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

IN PERIODS OF WORSENING ECONOMIC CONDITIONS, OUR EXPOSURE TO CREDIT RISK AND PAYMENT DELINQUENCIES ON OUR ACCOUNTS RECEIVABLE SIGNIFICANTLY INCREASES.

A substantial majority of our outstanding accounts receivables are not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.  This exposure to credit risk is enhanced by our customer concentration; for example, 90% of our accounts receivable balance at January 31, 2011 was from three customers.

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

OUR CASH RESOURCES MAY NOT BE SUFFICIENT TO ACQUIRE OR DEVELOP ADDITIONAL TECHNOLOGIES.

As of January 31, 2011, we had approximately $26.9 million in cash, cash equivalents and short-term investments. As a result, we may not be able to acquire companies or technologies, or develop new technologies, that we believe would be beneficial to our company and our stockholders. Further, if we experience a continued downturn in our business, we may need to rely on our cash reserves to fund our business during the period of the downturn which, if prolonged and severe, we may not be able to do.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. Our cash, cash equivalents and short-term and long-term investments are primarily maintained at four major financial institutions in the United States. As of January 31, 2011 and April 30, 2010, we did not hold any derivative instruments. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk, and we attempted to achieve this by diversifying our portfolio in a variety of highly rated investment securities that have limited terms to maturity. We do not hold any instruments for trading purposes.

Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year and auction rate securities which prior to the fourth quarter of fiscal 2008 management has been able to liquidate on 7, 28 or 35 day auction cycles, are considered short-term investments. Those securities with maturities of greater than one year, including auction rate securities that failed to settle and which based on their nature do not appear likely to settle in the near term, are classified as long-term investments. Short and long-term investments consist primarily of certificates of deposit, auction rate securities in asset backed securities and corporate notes. Our investment securities are maintained at two major financial institutions, are classified as available-for-sale, and are recorded on the accompanying Condensed Consolidated Balance Sheets at fair value. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale took place. In the first nine months of fiscal 2011, we did not realize any gains or losses on our investments or any impairment charges on our auction rate securities that failed to settle.

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to settle, are reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. As of January 31, 2011 and April 30, 2010, we held one auction rate security totaling $10.0 million of par value, which had an original rating at the time we purchased them of AA but is currently rated CC (CC rated ARS) and has failed to settle at auctions since the second quarter of fiscal 2008. The fair value of this auction rate security no longer approximates par value. Accordingly, we have recorded this investment at a fair value of $0.1 million as of January 31, 2011 and April 30, 2010.

Our investment securities are not leveraged. Due to the short-term nature of our investments, including our CC rated ARS (the interest rates of which reset every 7 to 35 days), they are not subject to significant fluctuations in their fair value due to changes in interest rates. As such, the recorded fair value of the investments at January 31, 2011 and April 30, 2010 approximates the fair value after assuming a hypothetical shift in the yield curve of plus or minus 0 basis points (BPS), 50 BPS, 100 BPS, and 150 BPS over the remaining life of the investments, which shifts are representative of the historical movements in the Federal Funds Rate. 100 BPS equals 1%.

The following table presents our cash equivalents and short-term and long-term investments subject to interest rate risk and their related weighted average interest rates as of January 31, 2011 and April 30, 2010 (dollars in thousands). Carrying value approximates fair value.

	January 31, 2011		April 30, 2010
	Carrying Value	Average Interest Rate	Carrying Value	Average Interest Rate
Cash and cash equivalents	$23,322	0.08%	$29,634	0.06%
Short-term investments	3,600	0.24%	4,800	0.29%
Long-term investments	100	0.00%	100	0.00%
Total	$27,022	0.10%	$34,534	0.09%

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

Disclosure Controls and Procedures

Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of January 31, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of January 31, 2011, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2010, as filed with the SEC on July 14, 2010, have not substantively changed, except for the following risk factors:

1.     The risk factor “We Depend On A Limited Number Of Customers, The Loss Of Any One Of Which Could Cause Our Revenue To Decrease,” was revised to include first nine months of fiscal 2011 financial and credit risk information associated with our customer concentration.

2.     The risk factor “In Periods Of Worsening Economic Conditions, Our Exposure To Credit Risk And Payment Delinquencies On Our Accounts Receivable Significantly Increases” has been revised to include first nine months of fiscal 2011 financial information.

3.     The risk factor “Our Cash Resources May Not Be Sufficient To Acquire Or Develop Additional Technologies” has been revised to include first nine months of fiscal 2011 financial information.

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

ITEM 5. OTHER INFORMATION

On March 10, 2011, Todd Simpson, Ph.D., resigned as the Chief Executive Officer of Ditech, effective March 15, 2011.  On March 7, 2011, the Board of Directors of Ditech Networks, Inc. promoted Kenneth Naumann, Ditech’s Vice President of Worldwide Sales, to President.  Previously Dr. Simpson had also served as President.  As a result of Dr. Simpson’s resignation as Chief Executive Officer, Mr. Naumann will be Ditech’s principal executive officer.

On March 7, 2011, the Compensation Committee of Ditech Networks, Inc. took the following actions:

1.     In connection with Mr. Naumann’s promotion, increased Mr. Naumann’s base annual salary from $200,000 to $225,000, and changed Mr. Naumann’s bonus compensation arrangement from a commission-based plan to a target bonus of $30,000 per quarter, with actual bonus to be determined based on performance against objectives to be established by the Compensation Committee;

2.     Increased the annual salary of Karl Brown, Ditech’s Vice President of Marketing, to $200,000;

3.     Amended and restated the Ditech Networks, Inc. Amended and Restated Severance Benefit Plan (a) to increase the cash severance benefits payable to Karl Brown, Ditech’s Vice President of Marketing, following an involuntary termination of employment not in connection with a change in control from four months base salary to six months base salary, and (b) to add Mr. Naumann to the plan at the same level as Mr. Brown, resulting in severance benefits for Mr. Naumann as follows:  (i) involuntary termination of employment not in connection with a change in control — six months cash severance, accelerated vesting of 50% of unvested equity awards, nine months of COBRA premiums, and $2,500 of outplacement services; and (ii) involuntary termination of employment in connection with a change in control — eight months cash severance, accelerated vesting of 100% of unvested equity awards, nine months of COBRA premiums and $2,500 of outplacement services; and

4.     Revise the vesting performance criteria under a restricted stock unit (RSU) agreement with Mr. Brown with respect to an RSU for 25,000 shares to tie vesting to PhoneTag performance.

On March 10, 2011, the Compensation Committee of Ditech Networks, Inc. amended and restated the Ditech Networks, Inc. Amended and Restated Severance Benefit Plan to remove Dr. Simpson as a beneficiary under the plan, as Dr. Simpson will no longer be an executive officer of Ditech.

The Ditech Networks, Inc. Amended and Restated Severance Benefit Plan, as amended through the date of this Form 10-Q, is filed as Exhibit 10.2 to this Form 10-Q, and the summary of the terms of this plan is qualified by reference to the plan as filed.

Kenneth Naumann, age 41,joined Ditech in November 2010 as Vice President of Worldwide Sales.  He was promoted to President in March of 2011.  Prior to joining Ditech, Mr Naumann served as President and Chief Executive Officer of Scarab Consulting, a provider of computer forensics, electronic discovery and data hosting solutions, from 2008 to 2010, where he was responsible for managing an approximately 100 person firm.  From  2006 to 2008, Mr, Naumann served as Vice President of World Wide Sales and Marketing for Paymetric, a provider of secure payments and tokenization technologies, where he was responsible for the company-wide sales function.  He served as Vice President of World Wide Sales at Guidance Software, an enterprise security and digital forensics software company, from 2004 to 2006.  Before Guidance Software, Mr Naumann worked at BindView Development from 1993 to 2003,  an enterprise security, compliance and network management software provider.  During this time, he served in a variety of senior management roles including Vice President of the Americas and Vice President of World Wide Sales.  Mr. Naumann holds a BA in Philosophy from Hampden-Sydney College.

ITEM 6.  EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Networks, Inc.

Date: March 10, 2011	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit	Description of document

3.1(1)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(2)	Bylaws of Ditech Networks, Inc., as amended and restated
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(3)	Specimen Stock Certificate
4.3(4)	Rights Agreement, dated as of March 26, 2001 among Ditech Communications Corporation and Wells Fargo Bank Minnesota, N.A.
4.4(5)	Form of Rights Certificate
4.5(6)	Amendment No. 1 to Rights Agreement, dated as of July 7, 2010, between Ditech Networks, Inc. and Wells Fargo Bank, N.A.
10.1	First Amendment to the Ditech Networks, Inc. Amended and Restated Severance Benefit Plan
10.2	Ditech Networks, Inc. Amended and Restated Severance Benefit Plan
10.3	Offer letter to Ken Naumann, dated November 4, 2010
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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