Form 10-K
period 2011-04-30
DITECH NETWORKS INC
filed 2011-07-28
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $17,359,619 as of October 29, 2010 based upon the closing price on the Nasdaq Global Market reported for such date. Excludes an aggregate of 14,308,692 shares of common stock held by executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any such person should not be construed to indicate that a determination has been made that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

          The number of shares outstanding of the Registrant's Common Stock as of June 30, 2011 was 26,578,303 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the 2011 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

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

        Where we use the words "Ditech," "we," "our" or similar expressions, we are referring to Ditech Networks, Inc. and each of our wholly-owned subsidiaries. Our fiscal year ends on April 30. Consequently, when we refer to a specific fiscal year we are referring to the 12 months ended on April 30 of that year. For example, fiscal 2011 means the 12 months ended April 30, 2011.

General

        Ditech Networks, Inc. ("Ditech") is a global telecommunications equipment and service supplier for voice networks. We develop, produce and sell voice quality enhancement solutions as well as voice applications solutions to telecommunication service providers worldwide. Our voice quality enhancement solutions enable service providers to deliver consistently clear, end-to-end communications to their subscribers. We believe our new voice application platform will enhance modern communications by enabling carriers to benefit from voice-enabled Web 2.0 and unified communications services.

        Our voice quality products include echo cancellers, which are used to effectively eliminate echo, a significant problem in existing and emerging voice networks. We also have voice quality products that incorporate both echo cancellation and a new generation of voice quality enhancement technology called Voice Quality Assurance (VQA). VQA addresses various voice quality issues in wireline and wireless networks, including a broader spectrum of echo, background noise and inconsistent voice levels. In addition, we have voice quality products that have the ability to accurately measure and report on audio impairments, a technology called Experience Intelligence (EXi). Over the last three fiscal years, voice quality products, which include our echo cancellation and VQA platforms, have comprised substantially all of our revenue, however, revenue from our voice services products has been increasing and revenues from these products comprised approximately 20% of our revenues in fiscal 2011. We have also developed an IP platform, the Packet Voice Processor (PVP), which represents our entry into service providers' Internet Protocol (IP) networks using Voice over Internet Protocol (VoIP) technology. The Packet Voice Processor incorporates our VQA and EXi technology to address voice quality issues specific to packet networks. In the first quarter of fiscal 2006, we acquired a business that developed and sold session border controllers that enable VoIP calls to traverse the network address translation (NAT) and protect networks from external attacks by admitting only authorized sessions, ensuring that reliable VoIP service can be provided to them. As of the end of fiscal 2009, we had incorporated some functionality from this platform into the PVP and have now limited research and development and marketing efforts for this product.

        Our voice application initiative could represent a growth opportunity for us. In February of 2009, we announced the mStage Media Processor platform, which we are designing to enable carriers to cost-effectively offer access to telephony and web-based applications before, during, and after a phone conversation. This capability is in addition to support for voice quality enhancement applications. The mStage Media Processor ("mStage") is a propriety network-based platform for carriers that is being designed to allow the web and / or web-based content to become part of a voice conversation, and it is based on COTS NEBS-III compliant hardware to efficiently support a wide range of media services and media mixing. This is intended to bring carriers into the "open mobile application" market across all of their mobile telephone offerings by allowing developers to build voice-to-web and web-to-voice applications on the carrier grade platform. During fiscal 2010, we entered into an exclusive distribution relationship with Simulscribe, LLC. ("Simulscribe"), a provider of voice-to-text transcription services. As part of this relationship we obtained exclusive worldwide distribution rights to sell Simulscribe's voice-to-text services, known as PhoneTag. We believe that PhoneTag provides a meaningful complement to the other voice technologies being developed under our mStage initiatives. The PhoneTag application enables carriers to offer value-added services to their customers, including but not limited to voicemail-to-text, dictate-an-SMS, dictate updates to social network applications, and call recording transcriptions. We believe that there is also a market within enterprises for voicemail-to-text services with PhoneTag.

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

        Time-to-market advantage.    Our core technology uses intelligent software algorithms, which are a sophisticated process or set of rules for our software to address an array of voice quality problems, running on off-the-shelf electronic integrated circuits and digital signal processors. Competitive voice processing solutions using application-specific integrated circuits are more expensive to design, require more development time and are difficult to upgrade. Our approach leverages rapid technological advances in the commercial integrated circuit and digital signal processor industries, which in turn enables us to invest resources in the development of additional voice quality algorithms to support the growing needs of the telecommunication and networking marketplace. As a result, we believe that we are able to deliver high performance products to market with shorter product development cycles and lower investments in capital equipment than alternative solutions.

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

        Remote monitoring and service assurance.    Our EXi technology allows remote monitoring of voice quality data in real-time. Service providers can use this technology to identify problems remotely and address them proactively. As a result, service providers can improve performance levels and monitor voice quality on a consistent basis.

Our Mobile Voice Quality Products

        Our voice quality products are designed to solve voice quality issues, such as echo, background noise and inconsistent voice levels primarily in mobile networks. Our products also serve wireline and satellite networks. Our echo cancellation product family includes a mixture of both single and multi-port, stand-alone echo cancellers and several broadband, system-based products. Our voice processing platforms are designed to support a large variety of voice processing algorithms, such as the features in VQA and EXi. These products are the Quad Voice Processor (QVP), with four T1 or E1 interfaces, and the Broadband Voice Processor-Flex (BVP-Flex) with high capacity any-to-any interfaces such as DS-3, STS-1, OC-3 and STM-1. Both platforms can be factory configured to support a wide range of digital signal processor, or DSP, computational levels and can be field upgraded to support the purchase of new software features. Revenue generated by sales of our mobile voice quality products comprised 66%, 70% and 88% of total revenues in fiscal 2011, 2010 and 2009, respectively.

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

        Our primary focus in our VoIP business is the Mobile Voice Quality and Border Solutions and Services markets. The "border" is the demarcation between the local access network and the VoIP core transport network. Carriers are currently deploying key voice processing devices, such as session border controllers and media gateways, at the borders of their VoIP networks. These devices translate and process calls originating in circuit-based and packet-based access networks, and pass them into the core VoIP network for further processing and eventual service delivery to VoIP subscribers. We believe the VoIP border is a key location in the network to ensure voice quality and security.

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

Our VoIP Products

        Because of the high expectations of their customers, VoIP service providers are working to provide a service level that is as good as, or better than, services offered over traditional circuit-switched networks. Leveraging our VQA technology, which addresses packet loss and jitter, we believe that our newest product platform, the Packet Voice Processor, addresses these voice quality issues. In fiscal 2011, 2010 and 2009, approximately 15%, 25%, and 12% of our revenue, respectively, was generated from our VoIP products, principally our PVP product.

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

Voice Services Market

  Market Characteristics

        Mobile phone penetration in the United States has been estimated to have surpassed 95% as of December 2010. Mobile phone penetration has already been estimated to have passed 100% in several countries, due to many customers having multiple lines of service and multiple mobile communications devices. Thus, for mobile operators, a key path to revenue growth is to up-sell value added services as opposed to adding subscribers.

        Studies suggest that mobile data services now contribute an additional 35% to carriers' average revenue per user, up significantly from a few years earlier. A recent Pew Internet Research report estimated that smartphones, which allow users to more easily connect to web-based services, has reached a penetration level of 35% in the United States. These studies also show that at the same time, carriers and mobile phone vendors are creating application stores, allowing users to purchase additional applications and services, with over ten billion applications having been downloaded from Apple's iPhone store alone.

        Based upon these data points, we believe that our voice applications initiative is a significant market opportunity. Our goal is to enable the use of speech in a number of mobile and enterprise applications.

Our Voice Services Products

        In the first quarter of calendar 2009, we were in early stages of delivering a platform enabling on-demand, voice-driven, "mid-call accessible" applications and services to be delivered to customers on wireless and wireline voice networks.

        In an effort to supplement these internally developed products, we entered into an exclusive distribution relationship with Simulscribe, a provider of voice-to-text transcription services. As part of this relationship we obtained exclusive worldwide distribution rights to sell Simulscribe's voice-to-text services, known as PhoneTag. Further to this, we have developed a working relationship with Simulscribe whereby we jointly develop and augment the PhoneTag offering to support additional languages and additional applications.

        From a language support perspective, we can offer PhoneTag services in the following languages: English, French, Spanish, and German. These languages are available in automated, hybrid, or full human service levels. These service levels allow us to deliver a solution that meets a customer's accuracy and price point requirements. We continue to enhance the accuracy and quality of our existing language offering as well as to supporting additional language development.

        From an application support perspective, in addition to working with Simulscribe on these extensions, we also work to develop and extend relationships with third party application developers to create and sell additional applications that incorporate the PhoneTag technology. Today Ditech can offer the following applications to carriers for trial and commercial service:

  •
  Voicemail to email:  Receive voice mail as an e-mail

  •
  Voice Notes:  Record notes, action items, and reminders and receive them as e-mail

  •
  Dictate-an-SMS:   Record audio which is sent as a text message to a mobile phone

  •
  Dictate-a-Tweet:   Audio is transcribed and posted to an end user's Twitter account

  •
  Dictate-to-Facebook:   Audio is transcribed and posted to an end user's Facebook account

  •
  Conference call transcription:  Near real time transcription of audio conferences

        Ditech continues to enhance these applications as well as to extend the list of supported applications through internal research and development as well as through third-party application developers.

        In fiscal 2011, 2010 and 2009, approximately 19%, 5% and 0% of our revenue, respectively, was generated from our voice services offerings.

Customers

        While we added new customers in fiscal 2011 and continued to do business with major North American long distance companies, the majority of our domestic revenue was generated from sales to AT&T and Verizon Wireless. AT&T accounted for 28% of our total worldwide revenue in fiscal 2011 compared to 30% in fiscal 2010 and 3% in fiscal 2009. Verizon Wireless accounted for 13% of our total worldwide revenue in fiscal 2011 compared to 16% in fiscal 2010 and 22% in fiscal 2009. We also had one other customer that accounted for over 10% of revenue, Intercall, a VoIP-based conference call provider that accounted for 14% of our revenue in fiscal 2011 and 13% of our revenue in fiscal 2010. All of our revenue is from external customers.

        We market our products, both domestically and internationally; information by geographic region with respect to revenues from external customers and long-lived assets, is set forth in Note 11 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and our measures of profit and loss are included in our Consolidated Financial Statements and this information is incorporated by reference here. Historically, the majority of our sales have been to customers in the U.S. These customers accounted for approximately 81%, 72% and 46% of our revenue in fiscal 2011, 2010 and 2009, respectively. Virtually all of our long-lived assets are located in the U.S. See "Item 1A—Risk Factors—We May Experience Unforeseen Problems As We Diversify Our International Customer Base, Which Would Impair Our Ability To Grow Our Business" for a discussion of risks associated with both domestic and international operations.

        Backlog.    Our backlog for voice processing products was approximately $2.0 million and $1.6 million as of the first business day of June 2011 and 2010, respectively. Our backlog consists of (1) orders confirmed with a purchase order for product from which we expect to recognize revenue within 120 days to customers with approved credit status, (2) shipments classified as deferred revenue, which we expect to recognize as revenue within 120 days, and (3) deferred maintenance revenue, which we expect to recognize within 120 days. A shipment may be classified as deferred revenue for a variety of reasons including, but not limited to, concerns over collectiblity or contractual terms when installation is provided. Backlog at June 1, 2011 and 2010 excludes $1.1 million and $1.5 million, respectively, of orders for which shipment dates are undefined or which extend beyond 120 days. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules, we do not believe that our backlog as of any particular date is necessarily predictive of actual net sales for any future period. However, when backlog levels entering a fiscal quarter are low relative to the forecast revenue for that quarter, it places greater reliance on generating new orders during that fiscal quarter to meet our revenue targets.

Research and Development

        Our engineers are dedicated to and focused on designing and developing voice processing products for both circuit-switched and VoIP networks. Our research and development expenses for fiscal 2011, 2010 and 2009 were approximately $7.7 million, $10.6 million and $12.6 million, respectively. The decrease in spending in fiscal 2011, 2010 and 2009 was largely due to ongoing cost reduction measures, including a reduction in force that was implemented in the third quarter of fiscal 2009. These ongoing cost reduction measures resulted in a year over year reduction in payroll and stock-based compensation due to decreases in engineering headcount and consulting expense. Additionally, depreciation and amortization expense has decreased year after year as our equipment fully depreciates and is not replaced. Our research and development efforts are driven by market demand and customer feedback. We have created a structured process for undertaking all product development projects. Following an assessment of market demand, our research and development team develops a set of functional product specifications based on input from our product management, sales and post-sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market. As of April 30, 2011, we had 26 employees in Research and Development and we believe that retaining those personnel and recruiting new personnel, as necessary, will be essential to our business.

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

        Competitors in the voice services space include AT&T, Microsoft, Google, Yap and Nuance Communications, Inc. We believe that the voice services market is a nascent market, and as such, there do not appear to be any other players that would have a large overlap with the products that we are developing. Independent software vendors such as Nuance Communications and Comverse Technology as well as other technology startups could potentially develop overlapping applications in the future. It is also possible that communications equipment vendors such as Radisys Corporation and similar media server vendors could develop products similar to our mStage platform. A subset of the services enabled by mStage has historically been successfully demonstrated and delivered, and received strong acclaim in the market, but was hobbled by very high cost and highly limited by prior available technologies

(e.g., the Wildfire system). We believe that our innovation is designed to permit the equivalent, and more advanced, open functionality to be delivered to customers at a very low relative cost.

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

Patents and Intellectual Property Rights

        Our future success will depend, in part, on our ability to protect our intellectual property. We rely primarily on nondisclosure agreements as well as copyright, trademark, trade secret laws, and other methods to protect our proprietary voice processing technologies and processes. However, where it is applicable and when we deem it appropriate, we have sought and may seek patent protection for technologies or inventions we develop, including but not limited to the pending domestic and international patent applications related to our VoIP and mStage products. Nevertheless, these measures may not be adequate to safeguard the proprietary technology underlying our voice quality products.

        In fiscal 2010, we entered into a reseller agreement with Simulscribe under which we obtained the right to use and resell Simulscribe's technology around voice transcription. The reseller agreement will continue indefinitely unless terminated by Simulscribe or Ditech under specified conditions, such as material breach of the agreement.

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

Employees

        As of April 30, 2011, we had 73 employees, 16 of whom were primarily engaged in operations, 26 in research and development, 19 in sales, marketing and technical support and 12 in finance and administration. Our employees are not represented by any collective bargaining agreement, and we have not experienced a work stoppage. We believe our employee relations are good.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

        Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 67% of our revenue in fiscal 2011 and 75% and 60% of our revenue in fiscal 2010 and 2009, respectively. Our largest customer in fiscal 2011 accounted for approximately 28% of our revenue, as compared to our largest customers in fiscal 2010 and 2009, which accounted for 30% and 22% of our revenue, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels.

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

IN PERIODS OF WORSENING ECONOMIC CONDITIONS, OUR EXPOSURE TO CREDIT RISK AND PAYMENT DELINQUENCIES ON OUR ACCOUNTS RECEIVABLE SIGNIFICANTLY INCREASES.

        A substantial majority of our outstanding accounts receivables are not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results. This exposure to credit risk is enhanced by our customer concentration; for example, 58% of our accounts receivable balance at April 30, 2011 was from two customers.

OUR CASH AND CASH EQUIVALENTS AND OUR SHORT AND LONG-TERM INVESTMENTS COULD BE ADVERSELY AFFECTED IF THE FINANCIAL INSTITUTIONS IN WHICH WE HOLD THESE FUNDS FAIL.

        We maintain the cash and cash equivalents and our short and long-term investments with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents (other than auction rate securities which were classified as long-term investments); however, we can provide no assurance that access to our invested balances will not be impacted by adverse conditions in the financial and credit markets.

DESPITE OUR ENTRANCE INTO THE VOICE SERVICES MARKET, IN THE NEAR TERM WE CONTINUE TO REMAIN RELIANT PRIMARILY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

        We expect that, at least through fiscal 2012, our primary business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, limits the rate of growth of this portion of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for the products we have sold in the last few fiscal years, which are deployed in mobile and wireline networks. Our Packet Voice Processor (PVP), targeted at the VoIP market, generated 25% of total revenue in fiscal 2010, and 15% of total revenue in fiscal 2011. Sales of our PVP product have been volatile from quarter to quarter. As such, there is no guarantee that we will continue to be successful in selling the PVP in volume into those VoIP networks.

IF INDIA MOVES FORWARD WITH ITS PROPOSED RULE CHANGES RELATED TO THE IMPORT OF TECHNOLOGY-BASED PRODUCTS INTO INDIA, WE COULD EXPERIENCE A PROLONGED LOSS OF BUSINESS FROM THAT IMPORTANT REGION AND/OR SUBJECT OURSELVES TO INCREASED RISK RELATED TO LOSS OF OUR INTELLECTUAL PROPERTY.

        India recently announced its intent to require all companies that are selling technology-based products into India to provide access to their source code, to facilitate India's evaluation of whether that source code is a risk for disseminating computer-based viruses. As a result of this potential change, we delayed closure of certain potential sales transactions that we had anticipated might close in the first quarter of fiscal 2011 to allow us adequate time to determine if our products are covered by these potential rule changes, and if so, to determine how best to protect our intellectual property. The situation remains unclear as to whether there will be permanent relief from these new provisions. It appears that elements of our embedded technology may be at risk under the rules as currently written. As such, we have to weigh the benefits of continuing to do business in this region with the benefits of ongoing protection of our intellectual property, the loss of either of which could have long-term adverse impacts on our revenue.

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

        We are working with equipment providers for other elements of communications networks, in an effort to license our voice algorithms for use in their devices. Although we believe that porting our algorithms to these new devices will not be a material undertaking, there is no guarantee that we will be successful in the porting efforts or that we will gain market acceptance. In addition, as the barriers to entry related to technology embedded in communication network devices are low, there is no guarantee that our competitors, who may have more resources and/or market presence, will not enhance their offerings to compete directly with our technology. Further, there is no guarantee that if and when our algorithms become adopted in other portions of the communications network that they will not reduce the demand for our existing voice processing platforms, which could adversely impact our revenues and increase the risk for excess or obsolete inventory in our existing platforms.

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

SIMULSCRIBE'S VOICE-TO-TEXT BUSINESS, FOR WHICH WE BECAME THE SOLE WORLD-WIDE DISTRIBUTOR, HAS HISTORICALLY BEEN A LOW MARGIN BUSINESS. IF WE CAN NOT IMPROVE THE COST MODEL, WHILE WE IMPROVE THE VOLUME OF REVENUE GENERATED FROM THIS BUSINESS, IT COULD DETERIORATE OUR OVERALL MAGRINS AS IT BECOMES A LARGER PERCENTAGE OF REVENUE.

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

        We have an exclusive world-wide distribution agreement with Simulscribe to sell their transcription services to customers (including but not limited to wireline and wireless carriers, and voice mail service providers). As part of our agreement with Simulscribe, we have assumed management responsibility of the third party manual transcription centers. The vast majority of our customer agreements for transcription services include service level requirements, which provide for penalties should the contract service levels not be maintained. We believe we have put in adequate redundancy features to mitigate the risks of failing to meet our service level obligations and have not experienced any penalties to date for failure to meet these service level commitments. However, if we or our third party manual transcription providers fail to meet the service level requirements, it could not only adversely impact our transcription service revenue but could also adversely impact our other voice services product revenues, should voice services customers lose confidence in our overall service offering.

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

WITHIN OUR VOICE SERVICES BUSINESS OUR COMPETITORS OR POTENTIAL COMPETITORS INCLUDE COMPANIES SIGNIFICANTLY LARGER THAN US.

        Our competitors include AT&T, Microsoft, and Google. These companies have significantly greater financial, technical and marketing resources than we do. These competitors are likely to be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

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

        We face growing competition for our voice services business. Recently AT&T, Microsoft, Google, Yap and other smaller companies entered the voice services business. Independent software vendors could develop competing applications. These independent software companies have access to the necessary technology to develop competing applications. In addition, some of these independent software vendors have more experience with voice recognition technology. One of the largest competitors in the voice transcription market, Nuance, merged subsequent to our becoming the exclusive distributor of Simulscribe's transcription service to wholesale customers. Although we believe we have certain technological advantages to certain of the transcription services offered by the combined company, the merger may impact our ability to close certain business opportunities that we believe exist in the transcription market. In addition, since a large portion of our voice services customers are direct retail customers, we also face the risk that carriers, including some of our wholesale customers, could offer competitive alternatives which would lure our retail customers away from us and adversely impact our voice services revenue.

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

        Our success will continue to depend in large part on development, expansion and/or upgrade of voice and communications networks. We are subject to risks of growth constraints due to our current and planned dependence on U.S. and international telecommunications service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, economic conditions, changes in regulation and mergers or consolidations which we have seen in North America since calendar year 2004. New service providers (e.g., Google and Yahoo) are competing against our traditional customers with new business models that are substantially reducing the prices charged to end users. This competition may force network operators to reduce capital expenditures, which could reduce our revenue.

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

IF WE EXPERIENCE CERTAIN SIGNIFICANT STOCK OWNERSHIP CHANGES, OUR NET OPERATING LOSSES MAY BE SUBSTANTIALLY LIMITED.

        As of April 30, 2011, we had federal and state tax net operating loss carryforwards of approximately $138.8 million and $127.5 million, respectively. In the last several years we have experienced changes in ownership of our common stock that have created a risk that certain additional changes in stock ownership (e.g., significant increases in stock ownership held by our 5% stockholders, or increases in stock ownership that would cause a stockholder to become a 5% stockholder) may cause the tax laws to place severe limitations on our ability to utilize these net operating losses. In the event that significant stock transactions occur and our tax carryforwards become limited, there should not be an immediate material impact on our consolidated financial position or results of operations as we have already established a full valuation against our tax carryforwards. If a limitation of our tax carryforwards is triggered, it could adversely impact future cash flows by not allowing us to substantially offset future taxable income with these tax carryforwards resulting in higher levels of potential future tax obligations.

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

OUR CASH RESOURCES MAY NOT BE SUFFICIENT TO ACQUIRE OR DEVELOP ADDITIONAL TECHNOLOGIES.

        As of April 30, 2011, we had approximately $27.4 million in cash, cash equivalents and short-term investments. As a result, we may not be able to acquire companies or technologies, or develop new technologies, that we believe would be beneficial to our company and our stockholders. Further, if we experience a continued downturn in our business, we may need to rely on our cash reserves to fund our business during the period of the downturn which, if prolonged and severe, we may not be able to do.

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

Item 1B—Unresolved Staff Comments

        None.

Item 2—Properties

        Our principal offices and facilities are currently located in two leased buildings totaling approximately 61,000 square feet in Mountain View, California. In fiscal 2010, we completed the sublease of approximately 11,200 square feet of our Mountain View headquarters, which we vacated in fiscal 2009 due to reduced space needs as a result of the cumulative affect of the reductions in force that we had completed. Of the remaining space occupied, approximately 61% is used for manufacturing and research and development and the balance is used for office space for sales and marketing and general and administrative functions. The sublease expires on July 31, 2011. In 2011 we signed a six month extension to the lease on approximately 35,800 square feet of the currently occupied space at our Mountain View site, which expires January 31, 2012. The intent of this extension is to allow us time to carefully review our space needs and our rental options prior to committing a new long term lease.

Item 3—Legal Proceedings

        Ditech is currently not a party to any legal proceedings.

Item 4—[Removed and Reserved]

ADDITIONAL PART I INFORMATION

Executive Officers of the Registrant

        The following are our executive officers, together with their ages and biographical information, as of June 30, 2011:

Name	Age	Position
Kenneth D. Naumann	41	President and Chief Executive Officer
William J. Tamblyn	52	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Karl E. Brown	41	Vice President of Marketing

        Kenneth Naumann joined Ditech in November 2010 as Vice President of Worldwide Sales. He was promoted to President in March of 2011 and to Chief Executive Officer in May 2011. Prior to joining Ditech, Mr. Naumann served as President and Chief Executive Officer of Scarab Consulting, a provider of computer forensics, electronic discovery and data hosting solutions, from 2008 to 2010, where he was responsible for managing an approximately 100 person firm. From 2006 to 2008, Mr. Naumann served as Vice President of World Wide Sales and Marketing for Paymetric, a provider of secure payments and tokenization technologies, where he was responsible for the company-wide sales function. He served as Vice President of World Wide Sales at Guidance Software, an enterprise security and digital forensics software company, from 2004 to 2006. Before Guidance Software, Mr. Naumann worked at BindView Development from 1993 to 2003, an enterprise security, compliance and network management software provider. During this time, he served in a variety of senior management roles including Vice President of the Americas and Vice President of World Wide Sales. Mr. Naumann holds a BA in Philosophy from Hampden-Sydney College.

        William J. Tamblyn joined Ditech in June 1997 as our Vice President and Chief Financial Officer, and was promoted to Executive Vice President in May 2004 and Chief Operating Officer in December 2009. Mr. Tamblyn was the Chief Financial Officer at Conductus, Inc., a telecommunications company, from January 1994 to June 1997. He served as Chief Financial Officer at Ramtek, an imaging company, from May 1993 to December 1993. Prior to May 1993, Mr. Tamblyn worked in public accounting, including for Coopers & Lybrand, LLP. He has a B.S. in Accounting from San Jose State University and is a certified public accountant, (inactive).

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

Part II

Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Ditech's common stock is quoted on the NASDAQ Global Market under the symbol "DITC." The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$1.63	$1.20	$1.50	$0.95
Second Quarter	$1.51	$0.91	$2.20	$1.15
Third Quarter	$1.55	$1.19	$1.52	$1.18
Fourth Quarter	$1.99	$1.23	$1.80	$1.21

Holders

        According to the records of our transfer agent, there were 95 stockholders of record of Ditech's common stock at June 30, 2011. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

        We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future. Our line of credit also restricts our ability to pay dividends.

Recent Sales of Unregistered Securities

        None.

Item 6—Selected Financial Data

        Not required.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. See our cautionary language in the first paragraph of "Item 1. Business" regarding these statements. Our actual results could differ materially from those discussed here. See "Item 1A—Risk Factors" for factors that could cause future results to differ materially.

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

        We also design, develop and market telecommunications software and services. We have built a software-centric extension to our voice quality offerings, named mStage, which provides VQA as well as other voice technologies such as mixing and keyword spotting, enabling the next generation of voice application. We also market and develop voice-to-text applications, based on our exclusive reseller agreement with Simulscribe. Voice-to-text utilizes much of the same core expertise in voice processing that underlies VQA. The current primary market for voice-to-text is voicemail-to-text. In the voicemail to text area we offer a broad spectrum of services, under the brand "PhoneTag", including fully automated transcription services as well as transcription services that include human touch-up. Using the same infrastructure we also offer transcription services for conference calls and other audio sources.

        We sell our products primarily to wireline and wireless carriers as well as our success in selling to the larger carriers. We have experienced ebbs and flows in the level of demand from these carriers due to their level of network expansion, adoption of new technologies in their networks and the impacts of merger and other consolidation in the industry. During the last three years, the downturn in business volume we have experienced seems to have been driven by three main factors: technology transitions; budgetary constraints; and the global economic crisis.

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

        Lastly, we believe that the current market conditions around the world have altered the pattern of in purchasing decisions as carriers tighten their capital investment activity due to internal budget constraints and as tighter credit hampers their ability to borrow to facilitate network expansion and/or upgrades.

        Despite the previously mentioned budget constraints and uncertainty around network architecture, we continue to believe that in the United States our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks, primarily using 3G/4G technologies and to a lesser degree 2G technologies, will be key factors in our ability to add new customers and drive opportunities for revenue growth. Although we continue to believe that 2G technology will continue to play a major role in technology utilized in the international regions of the world where we have focused our sales efforts, we do believe that there is a growing interest in certain of these regions in shifting to 3G technologies. However, we are poised to support the deployment of our Packet Voice Processor ("PVP") product in 3G/4G networks internationally, should demand for the 3G/4G technology grow internationally. The development of our VQA feature set, which was originally targeted at the international Global System for Mobile Communications ("GSM") market, has seen growing importance in the domestic market as well. We continue to focus sales and marketing efforts on international and domestic mobile carriers that might best apply our VQA solution. We have continued to invest in customer trials domestically and internationally, where the size of the opportunities justify the costs we must invest in the trial, in an attempt to better avail ourselves of these opportunities as they arise.

        Between fiscal 2005 and early fiscal 2009 we directed a significant amount of our research and development spending towards the development of our PVP, a platform targeting VoIP-based network deployments. The Packet Voice Processor introduces cost-effective voice format transcoding capabilities combined with our VQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss and jitter. Despite these efforts, we have experienced mixed results as we remain dependant on the buying patterns of a small, yet diverse, group of carriers.

        Beginning in fiscal 2009, we began shifting our development efforts to other product offerings that leverage off our expertise in voice technology. One focus of these efforts has been to develop versions of our software that can be used on other vendor platforms that currently do not compete with our products. More recently we have shifted the majority of our development efforts to our voice service and mStage products, which are nearing the end of their initial development efforts and are being deployed for evaluation at potential customer locations. While the licensing initiative is typically focused on moving our expertise in voice quality to other types of carrier hardware, voice service products and mStage are designed to enable mobile subscribers to use their voice as well as their thumbs to interact with applications like email, even during a phone call.

        In fiscal 2010, we entered into an exclusive worldwide distribution agreement with Simulscribe. In conjunction with this agreement we obtained the exclusive right to market Simulscribe's voice-to-text transcription services to customers around the world. We believe that this voice-to-text transcription service provides a meaningful complement to the other voice technologies being developed under our mStage product initiatives. We are undertaking these new opportunities in an effort to not only diversify our product offerings but also our customer base. We believe that these products could help generate a more predictable revenue base, which we believe is less susceptible to our customer's decisions on the timing and nature of the network expansions than our legacy product offerings have experienced on a stand alone basis.

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

        Reseller Agreement.    In September 2009, we entered into a Reseller Agreement with Simulscribe pursuant to which we became the exclusive reseller of Simulscribe's voice-to-text services to wholesale customers. Pursuant to the agreement, we also assumed all of Simulscribe's wholesale customers. We paid $3.5 million and issued a two-year promissory note for an additional $3.5 million for the assumption of the wholesale customer contracts and the exclusivity rights. In April 2011, the promissory note was paid in full. Additionally, Ditech agreed to pay a fee for the services provided by Simulscribe, and will pay up to an additional $10 million if the revenues generated from the Simulscribe services meet certain performance milestones within the first three years of the agreement (the "Additional Payments"), subject to acceleration in certain events, such as our failure to use commercially reasonable efforts to market the services or a change of control of our company at a time that revenues from these services are on track to result in the payment ultimately being made. The Additional Payments, should any be paid, are convertible into our common stock at Simulscribe's option. The Additional Payments may be converted into our common stock at a conversion price of $5.00 per share, provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share. In the fourth quarter of fiscal 2010, we amended our agreement with Simulscribe that extended our exclusive distribution rights to all customers, not just wholesale customers. The agreement, and the related amendment, were accounted for as an asset acquisition and the value of the consideration given was allocated to the assets received as part of the transaction.

        Our Customer Base.    Historically, with the exception of fiscal 2009, the majority of our sales have been to customers in the United States. Domestic customers accounted for approximately 81% of our revenue in fiscal 2011, and 72% and 46% of our revenue in fiscal 2010 and 2009, respectively. The geographic mix of revenue reflects domestic demand for our legacy TDM business and our VoIP business, as well as the vast majority of our voice service product revenue being generated from domestic customers. Our international business for fiscal 2011 was primarily concentrated in South East Asia. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. Our international revenue has been largely driven by demand from customers in South East Asia, the Middle East and Latin America. We expect our international demand for voice quality products to continue to be heavily influenced by these markets as they are experiencing the highest level of growth and commonly have the most need for cost effective solutions to address voice quality in their growing networks. However, we expect that international demand for our voice service products may be more heavily influenced by demand from Europe and Latin America which tend to be earlier adopters of new phone services than other international regions into which we have historically sold product.

        Our revenue historically has come from a small number of customers. Our largest customer in fiscal 2011 and 2010, AT&T, a domestic wireline and wireless carrier, accounted for approximately 28% and 30% of our revenue, respectively. Our largest customer in fiscal 2009 was Verizon Wireless, which accounted for 22% of revenue. Our five largest customers accounted for approximately 67% of our revenue in fiscal 2011 and 75% and 60% of our revenue in fiscal 2010 and 2009, respectively. Consequently, the loss of, or significant decline in purchases by, any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a substantial negative effect on our business. This customer concentration risk was evidenced over the last few fiscal years as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

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

        Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies the level of judgment is generally relatively limited, as the vast majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the world and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of April 30, 2011, we had deferred $1.4 million of revenue. However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the Consolidated Balance Sheets. To the extent that we have not collected cash related to the deferred revenue transaction, we reflect the deferred revenue as a reduction in the corresponding account receivable balance. Of the $1.4 million of total deferred revenue transactions at April 30, 2011, $0.5 million had been collected from customers and therefore $0.5 million was reported as deferred revenue on the Consolidated Balance Sheet and the other $0.9 million was reflected as a reduction in account receivables.

        Of the $1.4 million of revenue deferred as of April 30, 2011, substantially all of it was associated with maintenance contracts, which are recognized ratably over the term of the contract, typically twelve months. In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date, to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

        Investments—We consider investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year, and auction rate securities, which we have historically settled on 7, 28 or 35 day auction cycles, as short-term investments. However, when auction rate securities failed to settle at auction, which occurred since the middle of fiscal 2008 through 2010, and conditions leading to their failure to auction create uncertainty as to whether they will settle in the near-term, we have classified them as long-term consistent with the contractual term of the underlying security. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities for which we are unable to estimate when they will settle. Short-term and long-term investments consist primarily of certificates of deposit and preferred equity securities. We have classified our investments as available-for-sale securities in the accompanying consolidated financial statements. We carry available-for-sale securities at fair value, and report unrealized gains and losses as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income, net based on specific identification. We include interest on securities classified as available-for-sale in total other income. See also the discussion in "Liquidity and Capital Resources" below for additional information on auction rate securities.

        Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of write-downs required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels has resulted in the recognition of larger than anticipated write-downs. For example, we recorded inventory write-downs for excess levels of inventory, due to wholesale shifts in demand, of $2.4 million, $0.4 million and $0.3 million in fiscal 2009, 2010 and 2011, respectively. Sales of previously written-down inventory during the fiscal 2011, 2010 and 2009 were not material.

        Cost of Warranty—At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year. The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures. This would result in a decrease in gross profits. As of April 30, 2011 and 2010, we had $0.1 million and $0.3 million, respectively, accrued related to estimated future warranty costs. See Note 3 of the Notes to the Consolidated Financial Statements.

        Impairment of Long-lived Assets—We continually monitor events and changes in circumstances that could indicate that carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances arise, we assess the recoverability of our long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of the assets in question, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell. During fiscal 2011, 2010 and 2009, we recorded impairment charges of approximately $0.1 million, $0.1 million and $0.3 million, respectively. The impairment charges in 2011 result from damaged equipment that has been written off. Fiscal 2010 and 2009 charges were associated with certain identifiable assets that were abandoned as a result of the cumulative effects of the reduction in force that had been implemented in those years.

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

        We have adopted the accounting guidance relative to accounting for uncertainties in income taxes. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We have classified interest and penalties as a component of tax expense. We do not expect a significant change to the liability for uncertain tax positions over the next 12 months.

        We are currently not under audit for any years or in any jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these types of examinations to determine the adequacy of our provision for income taxes.

  Recent Accounting Guidance Not Effective in or Prior to Fiscal 2011

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

Results of Operations

        The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated:

  Results of Operations

	Years ended April 30,
	2011	2010	2009
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	50.8	49.1	60.4

Gross profit	49.2	50.9	39.6

Operating expenses:
Sales and marketing	40.3	42.7	61.7
Research and development	41.6	46.2	67.7
General and administrative	25.3	23.9	36.5
Amortization of purchased intangible assets	0.4	0.3	0.5

Total operating expenses	107.6	113.1	166.4

Operating loss	(58.4)	(62.2)	(126.8)
Total other income (expense), net	12.8	(3.0)	(17.1)

Loss before benefit from income taxes	(45.6)	(65.2)	(143.9)
Benefit from income taxes	(0.3)	(0.1)	(0.3)

Net loss	(45.3)%	(65.1)%	(143.6)%

Discussion of Fiscal Years ended April 30, 2011, 2010, and 2009

  Revenue

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2011	2010	2009	2011	2010
	$s in thousands
Revenue	$18,563	$22,864	$18,648	$(4,301)	$4,216
% Change				(18.8)%	22.6%

        The decrease in revenue of $ 4.3 million in fiscal 2011 compared to fiscal 2010 was largely due to a decrease in revenue from our top five customers. For year ended April 30, 2011, our top five customers accounted for $12.5 million of revenue as compared to $17.0 million for the corresponding period in fiscal 2010. The decline in sales to the top five customers was largely due to continued soft sales in international markets. This decrease was offset by approximately a $2.6 million increase in revenue from our voice service offerings. Although we believe that we have a number of meaningful opportunities for our legacy products, the process to convert these opportunities to revenue continues to be protracted and volatile. As our legacy product business is characterized by a relatively small number of high value transactions per quarter, the shift in the timing of a single transaction can materially impact our revenue for a period. We believe purchasing delays are occurring for a number of different reasons including but not limited to (1) tight capital budgets requiring our domestic customers to reprioritize their capital purchases and (2) international sales being impacted by changes in local regulations and changes in the management involved in the decision/approval process for our product, both of which have contributed to delays in our ability to close deals.

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

        Our domestic revenue for fiscal 2011 was 81% of worldwide revenue as compared to 72% in fiscal 2010. The increase in our domestic revenue was due in part to the increase in domestic sales of our BVP-Flex products domestically and the increase voice services revenue, which to date has been largely driven by domestic customers. Revenue over the last several fiscal years has been generated largely from domestic sales. Our international sales have primarily been dependent on our success in selling VQA. Although we continue to believe that there are meaningful international revenue opportunities, we continue to experience volatility in purchasing cycles from our existing and prospective international customers, which has resulted in volatility in the level of international revenue from quarter to quarter. Most recently potential changes in India's import regulations related to technology-based products contributed to delays in our ability to close orders in that region, as we worked to understand the implication of the potential rule changes on our products and to ensure that our intellectual property was adequately protected. We plan to continue to invest in customer trials to attempt to capture the international revenue opportunities that exist for us.

        Although we have experienced a consistent number of customers representing greater than 10% of our revenues during fiscal 2011, 2010 and 2009, the overall dollar magnitude of the revenue from these customers continues to reflect the soft market conditions for our products, as buying decisions continue to be slow to materialize and are generally for more conservative amounts than buying patterns experienced in years prior to 2008. We believe that this protracted buying process and the smaller ordering levels are a function of tighter capital spending budgets and tighter credit markets, as well as uncertainty in the technical direction that companies are looking to take. This indecision around future network design appears to have made carriers leery to invest heavily in legacy circuit switched technology due to the risk of stranding investments upon conversion to newer network technologies such as VoIP. However, on the VoIP side we are experiencing carriers moving into the VoIP space in a more conservative manner than was expected by industry analysts, resulting in deployments at a fraction of the size that we are accustomed to seeing for circuit switched network deployments. The smaller scale version of the PVP, which was released in the fourth quarter of fiscal 2009, has resulted in additional revenue opportunity but has produced mixed sales results, accounting for 7% of revenue in 2009, 25% of revenue in fiscal 2010, and 15% of revenues in fiscal 2011.

        We have found that carriers appear to be focused on both VoIP and legacy circuit switched technology, depending on their customer's needs and market opportunity. Revenue levels for fiscal 2012 will be dependent on our success in adding new customers domestically and internationally, the network technology and deployment plans of the North American telecommunication service providers, the market acceptance of our PVP, and the timing and market acceptance of our voice services products. See "Item 1A-Risk Factors" for discussions of risks related to customer concentration and other factors, which could impact the timing and level of revenue.

        See our cautionary language in the first paragraph of "Item 1. Business" regarding forward-looking statements such as the statements made in the prior paragraphs about our expectations regarding our future revenue, as well as statements regarding our expectations in each of the categories below.

  Cost of Goods Sold and Gross Margin

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2011	2010	2009	2011	2010
	$s in thousands
Cost of goods sold	$9,422	$11,224	$11,272	$(1,802)	$(48)
% Change				(16.1)%	—%
Gross Profit	$9,141	$11,640	$7,376	$(2,499)	$4,264
Gross Margin %	49.2%	50.9%	39.6%	(1.7) pts	11.3 pts

        Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, subcontracted service provider costs associated with our voice services products, provisions for inventory and warranty expenses and other indirect costs. The decrease in cost of goods sold in the year ended April 30, 2011 as compared to the year ended April 30, 2010, was driven by a number of factors. The decrease in business volume for our legacy voice quality products accounted for approximately $2.2 million of the decline. Additionally, there was a decrease in errors and omissions reserves of $0.7 million, a reduction in headcount and related expenses of $0.7 million, and a decrease in warranty and installation costs of $0.6 million, also related to the decline in business. These decreases were partially offset by a $2.4 million increase in costs associated with the increase in voice services volume.

        Cost of goods sold remained relatively constant from fiscal 2009 to fiscal 2010 as a $2.0 million decline in write downs of excess inventory and $0.6 million of reduced costs associated with installation and customer service costs due to reductions in force and other cost containment measures, more fully discussed below in the discussion of gross margin, was substantially offset by increased costs associated with increased product shipments and costs associated with our voice services product revenues. Our analysis of gross margin percentage below discusses the other factors driving changes in cost of goods sold.

        Our gross margin percentage remained relatively constant from the year ended April 30, 2011 to 2010 with a decrease of 1.7% or approximately a $2.5 million decrease in gross profit. This change is comprised primarily of a decrease in business volume for our legacy voice quality products, which accounted for a decrease of approximately $2.6 million of gross profit, or approximately 8.0 percentage points of gross margin percentage. This was partially offset by a $0.1 million increase in gross profit associated with the increase in voice services volume.

        Our gross margin percentage increased during fiscal 2010, as compared to fiscal 2009, largely due to a decline in the level of excess inventory write-downs recognized in fiscal 2010 as compared to fiscal 2009. In fiscal 2009, we experienced a fundamental shift in demand for two of our products which resulted in a $2.4 million reserve being recognized. This compares to a more normalized level of excess inventory write-downs being recognized in fiscal 2010 of $0.4 million. The resulting $2.0 million decline in write downs of excess inventory accounted for approximately ten percentage points of margin improvement, year over year. In addition, we experienced approximately $0.6 million of reduced costs associated with installation and customer service costs due to reductions in force and other cost containment measures, which represented an additional three percentage points of improved margin. These improvements in gross margin percentage were partially offset by increased unit shipments of product at slightly lower standard margins, due to product and customer mix, and increased costs associated with our voice services revenue, which combined to result in a two percentage point decrease in the gross margin percentage.

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

  Sales and Marketing

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2011	2010	2009	2011	2010
	$s in thousands
Sales and Marketing Expense	$7,481	$9,772	$11,511	$(2,291)	$(1,739)
% of Revenue	40.3%	42.7%	61.7%	(2.4) pts	(19.0) pts

        Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services. The decrease in sales and marketing expense for the year ended April 30, 2011 as compared to the year ended April 30, 2010 was largely due to attrition in the sales and marketing organizations resulting in part from a reduction in force that occurred during the latter part of fiscal 2010. The resulting reduction in headcount had a direct impact on base pay, variable compensation, and consulting expense, which experienced a combined reduction of approximately $1.9 million. Other headcount related expenses including travel and tradeshows accounted for an additional decrease in expense of approximately $0.6 million, which was partially offset by an increase in voice services amortization expense of approximately $0.2 million.

        The decline in sales and marketing spending in fiscal 2010, as compared to fiscal 2009, was largely due to realizing the benefit of the reductions in force put in place in fiscal 2009 and 2010, as well as other cost control steps taken in fiscal 2010 and the last six months of fiscal 2009. As a result of these measures, we experienced a $0.4 million reduction in payroll and related costs and a $0.8 million decrease in travel, trade shows and consulting spending. In addition, we experienced a $0.2 million decline in the level of agent fees incurred largely due to decline in revenue from customers in the Middle East. Lastly, the costs associated with our reduction in force efforts declined $0.3 million in fiscal 2010 (see the discussion of reduction in force below). Partially offsetting these decreases was a $0.1 million increase in variable compensation due to higher sales levels in fiscal 2010.

        We expect that our sales and marketing expenses in fiscal 2012 will increase modestly from fiscal 2011 levels due to a planned increase in headcount to develop new sales opportunities for our voice services product line.

  Research and Development

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2011	2010	2009	2011	2010
	$s in thousands
Research and Development Expense	$7,715	$10,561	$12,633	$(2,846)	$(2.072)
% of Revenue	41.6%	46.2%	67.7%	(4.6) pts	(21.5) pts

        Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products.

        In fiscal 2011 research and development costs decreased by $2.8 million, which consists primarily of a $2.0 million decrease in headcount and consulting expense. Additionally, there was a $0.6 million decrease in depreciation expense due to an increase in fully depreciated assets, and a $0.2 million reduction primarily derived from a decrease in research and development tools and software seats.

        The decline in fiscal 2010 research and development spending was largely due to realizing the benefit of the reductions in force put in place in fiscal 2009 and 2010, as well as other cost control steps. As a result of these measures, we experienced a $1.2 million reduction in payroll and related costs and a $0.4 million decrease in travel and other spending. In addition, we experienced a $0.2 million decline in depreciation due to assets being becoming fully depreciated and retired and a $0.4 million decline in reduction in force costs in fiscal 2010 (see the discussion of reduction in force below). Partially offsetting these decreases was a $0.2 million increase in consulting costs to supplement our internal development efforts.

        We expect to continue to see a decrease in our research and development spending in fiscal 2012 as we continue to implement cost savings measures.

  General and Administrative

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2011	2010	2009	2011	2010
	$s in thousands
General and Administrative Expense	$4,691	$5,466	$6,807	$(775)	$(1,341)
% of Revenue	25.3%	23.9%	36.5%	1.4 pts	(12.6) pts

        General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs. The decrease in fiscal 2011 general and administrative expense reflects a decrease in compensation, benefit and headcount related expense of approximately $0.5 million. Additionally, audit fees were reduced approximately $0.2 million.

        The decline in spending in fiscal 2010 is largely due to realizing the benefit of the reductions in force put in place in fiscal 2009, as well as other cost control steps taken over fiscal 2010 and the last six months of fiscal 2009. As a result of these measures, we experienced a $0.4 million reduction in payroll and related costs. In addition, we experienced a $0.2 million decline in legal costs related to favorable resolution of all outstanding legal matters as of the end of fiscal 2009 and reductions in outside services and insurance costs aggregating $0.2 million. In addition, we experienced a $0.5 million decline in reduction in force related expenses primarily associated with the fiscal 2009 estimated sublease loss recorded related to vacating a portion of our Mountain View headquarters.

        We expect general and administrative expenses in fiscal 2012 to be flat to modestly down as we continue to closely control spending.

  Amortization of Purchased Intangible Assets

	Years ended April 30,
	2011	2010	2009
	$s in thousands
Amortization of purchased intangible assets	$80	$62	$97
% of revenue	0.4%	0.3%	0.5%

        For the years ended April 30, 2011, 2010 and 2009, we recorded amortization of purchased intangible assets related to acquisitions we made in fiscal 2006 and 2010. We are amortizing purchased intangible assets to operating expense over their estimated useful lives which range from three to five years. The increase in amortization of purchased intangible assets in fiscal 2011 over fiscal 2010 is due the realization of a full year of amortization expense related to voice serve products in fiscal 2011, versus only a partial year in fiscal 2010.

        The reduction in amortization of purchased intangible assets in fiscal 2010 from fiscal 2009 was due to the impairment of purchased intangible assets at the end of fiscal 2008. See Note 5 of Notes to the Consolidated Financial Statements.

  Stock-based Compensation.

        Stock-based compensation expense recognized in fiscal 2011, 2010 and 2009 was as follows:

	Years ended April 30,
	2011	2010	2009
	in thousands
Cost of goods sold	$72	$166	$258
Sales and marketing	387	472	439
Research and development	225	300	339
General and administrative	550	759	731

Total	$1,234	$1,697	$1,767

        The decline in stock-based compensation over the last two fiscal years is due to two key factors. First and foremost is the reduction in options outstanding and therefore stock-based compensation linked to the reductions in force that occurred since the end of the second quarter of fiscal 2008. The second key element of the decline is linked to the composition of the pool of options for which compensation is being recognized. As compensation related to older options, which were granted at higher fair values per share due to the stock price at the time of grant, becomes fully amortized, it is being replaced by compensation related to newer option grants which are being issued at lower fair values due to the decline in our stock price. We expect to continue to experience a declining level of expense related to stock-based compensation.

  Reduction in Force and Other Charge

	Years ended April 30,
	2011	2010	2009
	in thousands
Cost of goods sold	$—	$256	$31
Sales and marketing	97	64	324
Research and development	(7)	255	614
General and administrative	—	92	602

Total	$90	$667	$1,571

        In November 2009, we completed a reduction in force in an attempt to continue to reduce operating expenses. As a result of this reduction in force, we reduced our workforce by approximately 10%. In addition in December 2009, we completed the sublease of office space vacated in fiscal 2009 and we identified additional impairments of fixed assets, which had become idle as a result of the reduction in force. As a result of these activities, we recognized a charge in the third quarter of fiscal 2010 of approximately $0.7 million. All individuals impacted by the reduction in headcount were notified of the termination of their employment in November 2009. In fiscal 2011, the Company recognized a charge of $0.1 million for severance related to a reduction in force overseas, net of estimated outplacement services originally recorded as a part of the restructuring in the third quarter of fiscal 2010, which expired unused in the third quarter of fiscal 2011. As of April 30, 2011, substantially all of the remaining balance in the accrual for the reductions in force of $42,000 relates to the estimated loss associated with subleasing vacated space in our Mountain View Headquarters.

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

  Total Other Income (Expense), Net

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2011	2010	2009	2011	2010
	$s in thousands
Total Other Income (Expense), Net	$2,381	$(690)	$(3,186)	$3,071	$2,496
% of Revenue	12.8%	(3.0)%	(17.1)%	(9.8) pts	14.1 pts

        Total other income (expense), net generally consists of interest income on our invested cash and cash equivalents and investment balances, offset by other-than-temporary impairment losses on investment securities, interest on convertible debt and a nominal amount of foreign exchange losses. In fiscal 2011, other income also reflects a one time settlement related to a financial instrument of $2.5 million. Certain legal fees related to the settlement were also charged to other income, and partially offset the amount collected.

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

        Our fiscal 2012 other income (expense), net will be dependent on our cash balances and the movement of U.S. interest rates.

  Benefit From Income Taxes

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2011	2010	2009	2011	2010
	$s in thousands
Benefit From Income Taxes	$(43)	$(33)	$(62)	$(10)	$29
% of Revenue	(0.3)%	(0.1)%	(0.3)%	(0.1) pts	0.2 pts

        Income taxes consist of federal, state and foreign income taxes. The tax benefit for fiscal 2011, 2010 and 2009 resulted in an effective rate of less than 1%. This rate was largely impacted by the continued recording of full valuation allowances against the future tax benefits from the net operating losses generated during the year. The other factors impacting the effective tax rate were modest levels of international and state taxes, which are not directly tied to our overall operating loss but rather to the level of profitability in these tax jurisdictions.

        Until such time as we are able to reverse the valuation allowance against our deferred tax assets, we expect the effective tax rate to be at or close to 0% and be associated with minor levels of taxes for certain state and foreign jurisdictions.

Liquidity and Capital Resources

        As of April 30, 2011, 2010 and 2009, we had cash and cash equivalents and investments totaling $27.5 million, $34.5 million and $43.0 million, respectively. As of April 30, 2011, we had cash and cash equivalents of $24.1 million as compared to $29.6 million at April 30, 2010 and $38.6 million as of April 30, 2009. As of April 30, 2011, we had $3.4 million of short-term investments as compared to $4.8 million and $0.0 million as of April 30, 2010 and 2009, respectively. At April 30, 2011, 2010 and 2009, we also had $0.1 million, $0.1 million and $4.4 million of preferred equity securities, which had been classified as long-term investments consistent with the maturities of the securities underlying the instruments, due to uncertainty as to when they may settle. The decline in our cash and investment balances over the last two years is in large part due to $3.6 million and $3.4 million of cash used by operations due to our operating losses during fiscal 2011 and 2010, respectively. Additionally, in fiscal 2010 we made a cash payment of $3.5 million for the acquisition of Simulscribe distribution rights, and in fiscal 2011 a promissory note payable to Simulscribe totaling $3.5 million was paid in full. In April 2011, we received $2.5 million in proceeds from a one time settlement related to a financial instrument.

        As of April 30, 2011, all of our short-term and long-term investments were held in certificates of deposit and asset backed preferred equity securities. The long-term investments are tied to auction rate securities that failed to settle at auction beginning in fiscal 2008, for which there appears to be no near-term market. Although these securities would normally be classified as short-term, as they typically settle every 28 days, they have been reclassified to long-term pending them settling at auction. As of April 30, 2011, we continued to hold preferred equity securities with a par value of $10.0 million and a carrying value of $0.1 million.

        We have a $2 million line of credit facility with our bank, which expires on July 31, 2011. We are currently in negotiations with the bank to renew the line of credit. There were no borrowings outstanding under the line of credit as of April 30, 2011. As of April 30, 2011, we were in compliance with its financial covenants.

        For the last three years, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received upon exercise of stock options and the proceeds from our public offerings in fiscal 2000.

  Net Cash Flows from Operating Activities

	Years ended April 30,			Increase(Decrease) from Prior Year
	2011	2010	2009	2011	2010
	in thousands
Net Cash Used in Operating Activities	$(3,618)	$(3,359)	$(17,359)	$(259)	$14,000

        The negative cash flows from operations are generally associated with the operating losses reported over the last three fiscal years due in large part to the soft demand for our products during this period of time. In fiscal 2011, the cash used in operations was partially offset by the receipt of a $2.5 million settlement related to a financial instrument. Although we have been successful in reducing our operating expenses by means of reductions in our workforce and tighter control over discretionary spending during the last three years, the reductions have not been sufficient to return us to profitability and positive operating cash flows. Through our efforts to reduce our spending on operating expenses, we believe that as we have been able to create an environment in which our legacy business in the TDM and VoIP communications equipment are operating at near cash flow break even and that the level of cash used in operations is primarily linked to the investments we are making in our new voice services products.

        Our day's sales outstanding were approximately 30 days at both April 30, 2011 and 2010.

        We expect to see continued modest levels of negative cash flows from operations in the coming year based on expected continued softness in revenue, while continuing to invest in our new voice services products. However, we expect the level of negative cash flows from operations in fiscal 2012 to improve slightly from the levels experienced fiscal 2011 as we realize the savings from our most recent cost containment efforts, and as we continue to focus on cost controls and work down our inventory levels.

  Net Cash flows from Investing Activities

	Years ended April 30,			Increase(Decrease) from Prior Year
	2011	2010	2009	2011	2010
	in thousands
Net Cash Provided by (Used in) Investing Activities	$(2,067)	$(5,720)	$19,638	$3,653	$(25,358)

        In fiscal 2011 we invested primarily in short term certificates of deposit. The decrease in cash used for investing activities during the year was primarily due to liquidations exceeding new investments purchased during the year, a reflection of our continuing losses resulting in less cash available for investment. We also used $3.5 million cash to make payment on a promissory note in fiscal 2011. Additionally, we made only a nominal investment in property and equipment in fiscal 2011.

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

        We plan to continue to invest in modest levels of capital assets primarily in support of our new product development efforts.

  Net Cash flows from Financing Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2011	2010	2009	2011	2010
	in thousands
Net Cash Provided by Financing Activities	$113	$127	$176	$(14)	$(49)

        The limited cash flow from financing activities in fiscal 2011, 2010 and 2009 was due to the limited level of option exercises during those years largely due to a large portion of the options being out-of-the-money or only marginally in-the-money due to the decline in our stock price.

        We expect that cash flows from financing activities will continue to reflect negligible levels of stock option exercises due to the current price of our stock.

Commitments

        We have no material commitments other than obligations under operating leases, particularly our facility lease, normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We also have an earn out obligation under the Simulscribe agreement, which could be as much as $10 million depending on the level of revenues achieved during the 3-year term of the agreement. On April 30, 2011, we leased approximately 61,000 square feet of space in the two buildings that form our Mountain View, California headquarters, which lease term runs through July 31, 2011. In fiscal 2010, we executed a sublease of approximately 11,200 square feet of our Mountain View headquarters, which we vacated in fiscal 2009 due to reduced space needs as a result of the cumulative effect of the reductions in force that we have completed since the second quarter of fiscal 2008. In the fourth quarter of fiscal 2011, we signed a six month extension through January 31, 2012, on approximately 35,800 square feet of our Mountain View headquarters to allow us to more fully explore our space requirements and facility options. Our remaining lease obligation as of April 30, 2011, was approximately $0.5 million net of sublease payments.

        We believe that we will be able to satisfy our cash requirements for at least the next twelve to eighteen months from our existing cash and short-term investments. The ability to fund our operations beyond the next twelve to eighteen months will depend on the overall demand of telecommunications providers for new capital equipment. Should we continue to experience significantly reduced levels of customer demand for our products compared to historical levels of purchases, we could need to find additional sources of cash during the latter part of fiscal 2012 or be forced to further reduce our spending levels to protect our cash reserves.

Off-Balance Sheet Arrangements

        As of April 30, 2011, we did not have any off-balance-sheet arrangements, as defined in Item 303 of SEC Regulation S-K.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

        Not Required

Item 8—Financial Statements and Supplementary Data

DITECH NETWORKS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ditech Networks, Inc.
Mountain View, California

        We have audited the accompanying consolidated balance sheets of Ditech Networks, Inc. and its subsidiaries ("the Company") as of April 30, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2011. Our audits also included the financial statement schedule II included in the Annual Report on Form 10-K at Part II Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ditech Networks, Inc. and its subsidiaries as of April 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BURR PILGER MAYER, INC.

San Jose, California
July 28, 2011

DITECH NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	April 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$24,062	$29,634
Short-term investments	3,360	4,800
Accounts receivable, net of allowance for doubtful accounts of $249 and $250 at April 30, 2011 and 2010, respectively	1,851	2,440
Inventories	4,689	5,985
Other current assets	327	690

Total current assets	34,289	43,549
Long-term investments	100	100
Property and equipment, net	1,164	2,370
Purchased intangibles, net	441	522
Other assets	4,724	6,413

Total assets	$40,718	$52,954

LIABILITIES
Current liabilities:
Accounts payable	$858	$892
Accrued and other liabilities	1,632	2,695
Deferred revenue	530	890
Current portion of long-term debt	—	160
Income taxes payable	50	66

Total current liabilities	3,070	4,703
Long term accrued expenses	—	3,505

Total liabilities	3,070	8,208

Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value: 5,000 shares authorized and none issued and outstanding at April 30, 2011 and 2010	—	—
Common stock, $0.001 par value: 200,000 shares authorized and 26,545 and 26,393 shares issued and outstanding at April 30, 2011 and 2010, respectively	26	26
Additional paid-in capital	268,348	267,044
Accumulated deficit	(230,726)	(222,324)

Total stockholders' equity	37,648	44,746

Total liabilities and stockholders' equity	$40,718	$52,954

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended April 30,
	2011	2010	2009
Revenue
Product revenue	$11,219	$18,143	$14,313
Service revenue	7,344	4,721	4,335

Total revenue	18,563	22,864	18,648

Cost of goods sold(1)
Cost of product revenue	4,541	9,393	10,506
Cost of service revenue	4,881	1,831	766

Total cost of goods sold	9,422	11,224	11,272

Gross profit	9,141	11,640	7,376

Operating expenses:
Sales and marketing(1)	7,481	9,772	11,511
Research and development(1)	7,715	10,561	12,633
General and administrative(1)	4,691	5,466	6,807
Amortization of purchased intangible assets	80	62	97

Total operating expenses	19,967	25,861	31,048

Operating loss	(10,826)	(14,221)	(23,672)

Other income (expense), net:
Interest income	73	390	1,550
Other income (expense), net	2,308	(1,080)	(4,736)

Total other income (expense), net	2,381	(690)	(3,186)

Loss before benefit from income taxes	(8,445)	(14,911)	(26,858)
Benefit from income taxes	(43)	(33)	(62)

Net loss	$(8,402)	$(14,878)	$(26,796)

Per share data
Basic
Net loss	$(0.32)	$(0.57)	$(1.03)

Diluted
Net loss	$(0.32)	$(0.57)	$(1.03)

Number of shares used in per share calculations:
Basic	26,370	26,210	26,082

Diluted	26,370	26,210	26,082

(1)
Employee stock-based compensation expense was as follows for the periods:

Cost of goods sold	$72	$166	$258
Sales and marketing	387	472	439
Research and development	225	300	339
General and administrative	550	759	731

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
Balances, April 30, 2008	26,090	$26	$263,254	$(180,650)	$(580)	$82,050
Issuance of common stock under employee stock plans	125	—	176	—	—	176
Restricted stock issued, net of cancellations	42	—	—	—	—	—
Stock-based compensation expense	—	—	1,755	—	—	1,755
Comprehensive loss:
Unrealized gain on available for sale investment securities	—	—	—	—	251	251
Net loss	—	—	—	(26,796)	—	(26,796)

Total comprehensive loss						(26,545)

Balances, April 30, 2009	26,257	26	265,185	(207,446)	(329)	57,436
Issuance of common stock under employee stock plans	156	—	127	—	—	127
Restricted stock issued, net of cancellations	(20)	—	—	—	—	—
Value of warrant issued in conjunction with acquisition	—	—	35	—	—	35
Stock-based compensation expense	—	—	1,697	—	—	1,697
Comprehensive loss:
Unrealized gain on available for sale investment securities	—	—	—	—	329	329
Net loss	—	—	—	(14,878)	—	(14,878)

Total comprehensive loss						(14,549)

Balances, April 30, 2010	26,393	26	267,044	(222,324)	—	44,746
Issuance of common stock under employee stock plans	98	—	113	—	—	113
Restricted stock issued, net of cancellations	85	—	—	—	—	—
Stock-based compensation expense	—	—	1,232	—	—	1,232
Shares traded for restricted stock taxes	(31)		(41)			(41)
Net loss	—	—	—	(8,402)	—	(8,402)

Total comprehensive loss				(8,402)		(8,402)

Balances, April 30, 2011	26,545	$26	$268,348	$(230,726)	$—	$37,648

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended April 30,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(8,402)	$(14,878)	$(26,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,678	2,721	2,339
Accretion of interest on convertible debt	168	102	—
Loss on disposal of property and equipment	74	—	14
Loss on disposal of property and equipment related to restructuring	—	106	262
Stock-based compensation expense	1,234	1,697	1,767
Amortization of purchased intangibles	80	62	97
Impairment on investment securities	—	977	4,757
Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	590	2,047	807
Inventories	1,293	5,639	1,977
Other current assets	449	(122)	97
Income taxes payable	(16)	(17)	(146)
Accounts payable	(34)	(925)	(313)
Accrued expenses and other accrued liabilities	(1,372)	(927)	(1,678)
Deferred revenue	(360)	159	(543)

Net cash used in operating activities	(3,618)	(3,359)	(17,359)

Cash flows from investing activities:
Purchases of property and equipment	(44)	(646)	(938)
Purchase of available for sale investments	(7,920)	(4,800)	(83)
Sales and maturities of available for sale investments	9,360	3,700	20,659
Establishment of exclusive distribution agreement		(3,540)	—
Payment on convertible note	(3,475)		—
Acquisition of Grid.com, net of cash received	—	(508)	—
Net refund of lease deposits	12	74	—

Net cash provided by (used in) investing activities	(2,067)	(5,720)	19,638

Cash flows from financing activities:
Proceeds from employee stock plan issuances	113	127	176

Net cash provided by financing activities	113	127	176

Net increase (decrease) in cash and cash equivalents	(5,572)	(8,952)	2,455
Cash and cash equivalents, beginning of year	29,634	38,586	36,131

Cash and cash equivalents, end of year	$24,062	$29,634	$38,586

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND NATURE OF BUSINESS

        Ditech Networks, Inc. (the "Company" or "Ditech") designs, develops and markets telecommunications equipment and services for use in wireline, wireless, satellite and IP telecommunications networks. The Company's products enhance and monitor voice quality and provide security in the delivery of voice services. In addition, the Company has entered the voice services market of telecommunications by developing and marketing voice products that can be used by phone customers to interact with web-based applications using their voice instead of some form of keyboard interface device and to have voice messages transcribed into textual messages. The Company has established a direct sales force that sells its products in the U.S. and internationally. In addition, the Company is expanding its use of value added resellers and distributors in an effort to broaden its sales channels. This expanded use of value added resellers and distributors has occurred primarily in the Company's international markets.

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

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. Management believes that the financial institutions in which it maintains deposits are financially sound and, accordingly, minimal credit risk exists with respect to these deposits. Substantially all of the Company's cash and cash equivalents are held by four major financial institutions. The Company's deposits are generally in excess of federally insured amounts.

  Investments

        Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year, and auction rate securities which management typically has settled on 7, 28 or 35 day auction cycles, are considered short-term investments. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities that failed to settle since fiscal 2008, for which conditions leading to their failure to auction create uncertainty that they will settle in the near-term. Short- and long-term investments consist primarily of certificates of deposit, corporate notes and asset backed securities. The Company's investment securities are maintained at a major financial institution, are classified as available-for-sale, and are recorded on the Consolidated Balance Sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. The cost of securities sold is based on the specific identification method. In fiscal 2011, 2010 and 2009, the Company realized no gains or losses on its investments. In fiscal 2011, the Company received a $2.5 million settlement related to an investment which is recorded in other income (expense), net.

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

        The Company evaluates the recoverability of its amortizable purchased intangible assets based on an estimate of undiscounted future cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. Measurement of an impairment loss for long-lived assets that the Company expects to hold and use is based on the difference between the fair value and carrying value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. In fiscal 2011 the Company wrote off $0.1million of damaged equipment that it had been unable to sell.

  Certain Risks and Concentrations

        The Company's products are concentrated in the telecommunications equipment industry, which is highly competitive and rapidly changing. Revenue from the Company's products is concentrated with a relatively limited number of customers. Sales for fiscal 2011 included three customers that accounted for greater than 10% of revenue (28%, 14% and 13%) as compared to sales for fiscal 2010 which included three customers that accounted for greater than 10% of revenue (30%, 16% and 13%) and sales in fiscal 2009 which were concentrated in three customers (22%, 12% and 11%). Net revenue from customers outside the United States, which was primarily denominated in U.S. dollars, was 19%, 28% and 54% in fiscal 2011, 2010 and 2009, respectively. The Company's gross accounts receivable were concentrated with two customers at April 30, 2011 (representing 21% and 37% of receivables) and two customers at April 30, 2010 (representing 61% and 15% of receivables). The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on the expected collectibility of accounts receivable.

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

  Income Taxes

        The provision for income tax comprises the Company's current tax liability and the change in deferred tax assets and liabilities. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more-likely-than-not be realized. The Company regularly examines factors that could impact the realization of such deferred tax assets (e.g. ongoing operating losses or limitation to net operating loss and research credit utilization as a result of changes of ownership pursuant to Internal Revenue Code Section 382). In the fourth quarter of fiscal 2008, the Company determined that factors existed that raised sufficient doubt as to the recovery of its recorded deferred tax assets and therefore began establishing a full valuation allowance against its deferred tax assets. The valuation allowances created in fiscal 2011, 2010 and 2009 were $3.9 million, $5.2 million and $10.0 million, respectively.

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

  Comprehensive Loss

        Comprehensive loss for fiscal 2011, 2010 and 2009 was ($8.4) million, ($14.5) million and ($26.5) million, respectively, and included the impact of unrealized gains and losses on available for sale investment securities, net of tax.

  Advertising Costs

        The Company expenses all advertising costs as incurred and the amounts were not material for any of the periods presented.

  Computation of Loss per Share

        Basic net loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted loss per share for the years ended April 30, 2011, 2010 and 2009 is calculated excluding the effects of all potentially dilutive securities, as their effect would be anti-dilutive.

        A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net loss per share follows (in thousands, except per share amounts):

	Years ended April 30,
	2011	2010	2009
Historical net loss:
Net loss	$(8,402)	$(14,878)	$(26,796)

Basic loss per share:
Weighted average shares of common stock outstanding	26,377	26,238	26,148
Less stock subject to repurchase	7	28	66

Shares used in calculation of basic loss per share	26,370	26,210	26,082

Net loss per share	$(0.32)	$(0.57)	$(1.03)

Diluted loss per share:
Shares used in calculation of basic loss per share	26,370	26,210	26,082

Shares used in calculation of diluted loss per share	26,370	26,210	26,082

Net loss per share	$(0.32)	$(0.57)	$(1.03)

        The computation of diluted net loss per share excluded the following number of shares underlying options, restricted stock and shares issuable upon the conversion of debt, as their effect was anti-dilutive: 5,305,000 shares in fiscal 2011, 5,895,000 shares in fiscal 2010 and 6,001,000 shares in fiscal 2009. The diluted net loss per share for fiscal 2011 and 2010 also exclude the impact of the 1,000,000 shares potentially issuable upon conversion of Simulscribe's convertible note payable and 100,000 shares potentially issuable under the warrant issued as part of the Grid acquisition.

  Accounting for Stock-Based Compensation

        Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense for all periods presented, for stock-based payment awards granted subsequent to April 30, 2006, is based on the grant date fair value estimated in accordance with the provisions of current stock-based compensation guidance. Stock-based compensation expense recognized in the Company's Consolidated Statements of Operations for fiscal 2010 and 2009 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006, the date of adoption of stock-based compensation accounting, based on the grant date fair value estimated in accordance with the predecessor stock-based compensation guidance. Effective May 1, 2006, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by the predecessor stock-based compensation guidance, to the straight-line single-option approach. Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 were recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        The fair value of stock option awards is estimated on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The value of the portion of the option that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statement of Operations.

        The fair value of restricted stock awards and restricted stock units (RSUs) is the product of the number of shares granted and the grant date fair value of the Company's stock. Restricted stock awards and RSUs are converted into shares of the Company's common stock upon vesting on a one-for-one basis. Typically, vesting of restricted stock awards and RSUs is subject to the employee's continuing service to the Company. Restricted stock awards and RSUs generally vest over a period of four years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures

        In the periods presented, the Company has issued non-vested stock options and restricted stock units with performance goals to certain senior members of management. The number of non-vested stock options or non-vested restricted stock units underlying each award may be determined based on a range of attainment within defined performance goals. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock options or non-vested restricted stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the Company's initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.

        There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in fiscal 2011, 2010 and 2009. The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

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

        In April 2010, the Financial Accounting Standards Board (FASB) issued new authoritative guidance on the milestone method of revenue recognition. The milestone method applies to research and development arrangements in which one or more payments are contingent upon achieving uncertain future events or circumstances. This guidance defines a milestone and provides criteria for determining whether the milestone method is appropriate. This standard is effective for milestones achieved in fiscal years beginning on or after June 15, 2010, on a prospective basis, with earlier application permitted. As the Company is typically not a party to research and development arrangements, the Company believes this standard will not have a material impact on the Company's financial statements.

3.     BALANCE SHEET ACCOUNTS

        Inventories: Inventories comprised (in thousands):

	April 30,
	2011	2010
Raw Materials	$37	$305
Work in process	—	—
Finished Goods	4,652	5,680

Total	$4,689	$5,985

        In fiscal 2011, 2010 and 2009, the Company recorded provisions for excess inventory totaling $0.3 million, $0.4 million and $2.4 million, respectively. The provision in fiscal 2009 was largely driven by the impacts of new technical developments in the Company's PVP products, which changed the demand for certain components in the Company's new smaller configured system, and a change in the international market's network configurations from traditional copper interfaces to faster optical interfaces, which drove a sudden change in demand for the type of voice product that these international customers would deploy in the future. In fiscal 2011, 2010 and 2009, the Company did not sell any previously written-down inventory.

        Stock-based compensation included in ending inventory at April 30, 2011 and 2010 was not material.

        Investments: The following table summarizes the Company's investments as of April 30, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$3,360	$—	$—	$3,360
Asset backed securities	9,975	—	(9,875)	100

Total	$13,335	$—	$(9,875)	$3,460

        The following table summarizes the Company's investments as of April 30, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,800	$—	$—	$4,800
Asset backed securities	9,975	—	(9,875)	100

Total	$14,775	$—	$(9,875)	$4,900

        The asset backed securities are preferred equity securities that were converted from auction rate securities with an aggregate par value of $10.0 million at April 30, 2011. For the years ended April 30, 2011, 2010 and 2009, no gains or losses were realized on the sale of short-term and long-term investments. There were no unrealized holding gains or losses included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets as of April 30, 2011 and 2010. An "other than temporary" impairment loss of $1.0 million and $4.7 million was recognized as a component of other expense, net in the Consolidated Statements of Operations in fiscal 2010 and 2009, respectively for two auction rate instruments that failed to settle at auction since the second quarter of fiscal 2008.

        Auction rate securities, which have failed to settle at auction and for which management does not have a clear near-term exit strategy, are included in long-term investments based on uncertainty as to when they will next settle and on the term of the security underlying the auction rate security. These securities are variable rate debt instruments, which bear interest rates that reset approximately every 7, 28 or 35 days. The underlying securities have contractual maturities which are generally greater than ten years and are primarily issued by municipalities. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. At April 30, 2011, $0.1 million of preferred equity securities that were converted from auction rate securities were classified as long-term investments, consistent with the maturities of the securities underlying the financial instruments, due to uncertainty as to when they may settle.

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

        When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds; such items are classified in Level 1 of the fair value hierarchy. At April 30, 2010, there were no active markets for these auction rate securities or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company determined their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

        The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2011 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds-recurring	$19,040	$19,040	$—	$—
Certificates of deposit-recurring	3,360	3,360	—	—
Auction rate securities-recurring	100	—	—	100

Total	$22,500	$22,400	$—	$100

Liabilities
Long-term convertible note payable-non-recurring	$—	$—	$—	$—

Total	$—	$—	$—	$—

        The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2010 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds-recurring	$25,702	$25,702	$—	$—
Certificates of deposit-recurring	4,800	4,800	—	—
Auction rate securities-recurring	100	—	—	100

Total	$30,602	$30,502	$—	$100

Liabilities
Long-term convertible note payable-non-recurring	$3,277	$—	$—	$3,277

Total	$3,277	$—	$—	$3,277

        The following table presents the changes in the Level 3 fair value category for the year ended April 30, 2011 (in thousands):

		Net Realized/Unrealized Gains (Losses) included in
	May 1, 2010	Impairment Loss Recognized in Earnings	Unrealized Gain Recognized in Other Comprehensive Income (Loss)	Purchases, (Sales), Accretion of Interest, Issuances and (Settlements)		Transfers in and/or (out) of Level 3	April 30, 2011
Assets
Auction rate securities	$100	$—	$—	$—		$—	$100
Liabilities
Long-term convertible note payable	3,277	—	—	$(3,277	)(1)	—	$—

(1)
Reflects payment of a $3.5 million non-interest bearing convertible note payable to Simulscribe in conjunction with the Company's exclusive distribution agreement. The note was recorded at an initial fair value of $3.2 million and approximately $0.2 million of interest had been accreted.

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

        Property and Equipment: Property and equipment comprised (in thousands):

	April 30,
	2011	2010
Furniture and fixtures	$1,170	$1,170
Equipment	12,654	14,585
Leasehold improvements	1,529	1,529
Computer software	4,134	4,133

	19,487	21,417
Less: accumulated depreciation and amortization	(18,323)	(19,047)

Total	$1,164	$2,370

        Depreciation expense totaled $1.2 million, $2.1 million and $2.3 million for fiscal 2011, 2010 and 2009, respectively.

        Other Assets: Other assets comprised (in thousands):

	April 30,
	2011	2010
Exclusive distributor intangible assets, net of accumulated amortization	$4,723	$6,316
Other	1	97

Total	$4,724	$6,413

        See Note 6 of Notes to the Consolidated Financial Statements, below for details related to the exclusive distributor intangible assets.

        Accrued and Other Liabilities: Accrued and other liabilities comprised (in thousands):

	April 30,
	2011	2010
Accrued employee compensation	$1,109	$1,247
Accrued warranty	139	301
Accrued restructuring costs	42	217
Other accrued expenses	342	930

Total	$1,632	$2,695

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

        Because the Company's products are manufactured to a standardized specification and products are internally tested to these specifications prior to shipment, the Company historically has experienced minimal warranty costs. Factors that affect the Company's warranty liability include the number of installed units, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability, if necessary. The fiscal 2011 adjustment to the warranty accrual reflected improved warranty history for the Company's products as well as the favorable resolution of certain specific warranty matters.

        Changes in the warranty accrual, which is included as a component of "Accrued and other liabilities" on the Consolidated Balance Sheet, were as follows (in thousands):

	Years ended April 30,
	2011	2010
Balance as of the beginning of the fiscal period	$301	$389
Provision for warranties issued during the fiscal period	(104)	39
Warranty costs incurred during the fiscal period	(58)	(127)

Balance as of the end of the fiscal period	$139	$301

        Long-term Accrued Expenses: Long-term accrued expenses comprised (in thousands):

	April 30,
	2011	2010
Convertible note issued in conjunction with exclusive distribution agreement	$—	$3,277
Other	—	228

Total	$—	$3,505

  Reduction in Force.

        In November 2009, the Company completed a reduction in force in an attempt to continue to reduce operating expenses. As a result of this reduction in force, the Company reduced its workforce by approximately 10%. In addition in December 2009, the Company completed the sublease of office space vacated in fiscal 2009 and identified additional impairments of fixed assets, which had become idle as a result of the reduction in force and are being held for sale. As a result of these activities, the Company recognized a charge in the third quarter of fiscal 2010 of approximately $0.7 million, including $0.5 million for severance and related benefits, $0.1 million related to incremental losses upon signing the sublease on vacated office space and $0.1 million associated with assets made idle by the reductions in force that are being held for sale. All individuals impacted by the reduction in headcount were notified of the termination of their employment in November 2009. In fiscal 2011, the Company recognized a charge of $0.1 million for severance related to a reduction in force overseas, net of estimated outplacement services originally recorded as a part of the restructuring in the third quarter of fiscal 2010, which expired unused in the third quarter of fiscal 2011. As of April 30, 2011, substantially all of the remaining balance in the accrual for the reductions in force of $42,000 relates to the estimated loss associated with subleasing vacated space in the Company's Mountain View Headquarters.

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

        Reduction in force costs for the years ended April 30, 2011, 2010 and 2009 were as follows (in thousands):

	Years ended April 30,
	2011	2010	2009
	in thousands
Cost of goods sold	$—	$256	$31
Sales and marketing	97	64	324
Research and development	(7)	255	614
General and administrative	—	92	602

Total	$90	$667	$1,571

4.     BUSINESS COMBINATION

        In February 2010, the Company completed a small acquisition of 100% of the outstanding shares of Grid.com, a company with infrastructure to deliver services with simple credit card billing through the web. The purchase price, net of $0.1 million of cash received from Grid.com, totaled $0.5 million. This purchase price, which included $35,000 of value attributable to a warrant issued for 100,000 shares of the Company's common stock at an exercise price of $3.50 per share, based on a Black-Scholes valuation, was allocated to identified intangibles through established valuation techniques in the high-technology communications equipment industry. The warrant expires in February, 2013. The key variables used in applying the Black Scholes model to this warrant included a risk-free interest rate of 1.5%, volatility of 75% and no dividends over the three year term of the warrant. As a result, the Company recorded an incremental $0.2 million in core technology intangible assets and $0.3 million related to the URL, the latter of which the Company has determined is an indefinite lived intangible asset.

5.     PURCHASED INTANGIBLES

        The carrying value of intangible assets acquired in business combinations is as follows (in thousands):

	April 30, 2011
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$242	$(101)	$—	$141
URL	300	—	—	300

Total	$542	$(101)	$—	$441

	April 30, 2010
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$3,142	$(2,157)	$(763)	$222
Customer relationships	1,100	(671)	(429)	—
Trade name and trademarks	200	(122)	(78)	—
URL	300	—	—	300

Total	$4,742	$(2,950)	$(1,270)	$522

        In fiscal 2011, 2010 and 2009, the Company recorded $81,000, $62,000 and $97,000, respectively, of amortization of acquisition-related intangible assets.

        Estimated future amortization expense for the core technology purchased intangible asset as of April 30, 2011 is as follows (in thousands):

Years ended April 30,
2012	$81
2013	60

$141

6.     EXCLUSIVE DISTRIBUTION AGREEMENT

        On September 10, 2009, the Company and Simulscribe, entered into a Reseller Agreement pursuant to which Simulscribe will provide, and the Company became the exclusive reseller of, Simulscribe's voice to text (VTT) services to wholesale customers. Pursuant to the agreement, the Company also assumed all of Simulscribe's wholesale customers. The Company paid $3.5 million and issued a two-year promissory note for an additional $3.5 million for the assumption of the wholesale customer relationships and the exclusivity rights. This note was paid in full in April, 2011. Additionally, the Company will pay a fee for the services provided by Simulscribe, and will pay up to an additional $10 million if the revenues generated from the Simulscribe services meet certain performance milestones within the first three years of the agreement (the "Additional Payments"), subject to acceleration in certain events, such as the Company's failure to use commercially reasonable efforts to market the services or a change of control of the Company at a time that revenues from these services are on track to result in the payment ultimately being made.

        In fiscal 2011 and 2010, the Company recognized $0.2 million and $0.1 million, respectively, of interest expense associated with amortizing the $0.3 million discount on this note as a component of other income (expense), net in the Consolidated Statements of Operations

        The Additional Payments are convertible into the Company's common stock at Simulscribe's option, and may be converted into the Company's common stock at a conversion price of $5.00 per share; provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share. The value of the additional payments has not been recorded as of the date of the transaction pursuant to the accounting guidance related to the issuance of equity-based instruments to non-employees for the purchase of goods or services, as it is not probable of incurrence. In the event that payouts under the Additional Payments provisions of the agreement become probable of occurrence based on an assessment of customer revenue streams and the remaining duration of agreement and/or the conditions of the payout are met, the Company will record the fair value of the Additional Payments at that time.

        As a result of this agreement, the Company recorded the total consideration at a fair value of $6.7 million and recorded assets associated with the exclusive distribution rights and transfer of customers. The value assigned to the intangible assets was determined by valuing the discounted potential cash flows associated with each asset over the four year term of the agreement. The asset associated with the transferred customer relationships will be amortized, on a tax deductible basis, to sales and marketing expense ratably over the four year term of the agreement and the asset associated with the distribution rights will be amortized, on a tax deductible basis, to cost of goods sold on a unit of revenue basis, similar to a royalty payment, at the rate of 25% of revenue recognized based on the base level of revenue anticipated in the Agreement attributable to the $7 million of consideration issued to date. The Company recorded amortization expense associated with the distribution rights of approximately $0.9 million and $0.2 million for the year ended April 30, 2011 and 2010, respectively, and amortization expense associated with the customer relationships of approximately $0.7 million and $0.4 million for the year ended April 30, 2011 and 2010, respectively.

        Subsequent to executing the Agreement, the Company hired one of the principle officers of Simulscribe to assume the position of Chief Strategy Officer at the Company. His primary focus is on expansion of the wholesale market for voice transcription service. This individual continues to hold a large ownership interest in Simulscribe. As such, although he may have input into key decisions related to interaction between the Company and Simulscribe, the final decisions rest with the executive management team, of which he is not a member, and/or the Board of Directors. This individual was also a major shareholder in Grid.com, which was acquired in February 2010. In the third quarter of fiscal 2011, the Chief Strategy Officer resigned; however, he continues to provide certain services to the Company as a consultant.

        In the fourth quarter of fiscal 2010, the Company and Simulscribe, entered into an Amendment No. 1 to Reseller Agreement (the "Amendment"), amending the Reseller Agreement previously entered into between the Company and Simulscribe on September 10, 2009. Primarily, the Amendment permits the Company to provide services to all voice to text customers, both retail and wholesale. Among other things, the Amendment also contains additional changes to the Reseller Agreement to conform to the new structure, and provides that both the retail and wholesale services will count as "Additional Payments" for purposes of determining what amount, if any, of the $10 million contingent consideration will be paid to Simulscribe. In consideration for the amendment, the Company agreed to pay an additional $0.3 million in seven equal quarterly installments. The Company recognized this consideration as an addition to the customer relationship intangible asset, which amount is being amortized over the remainder of the 4 year life assigned to the original customer relationship intangible asset in September 2009. Four of the seven quarterly installments totaling $0.2 million were paid in cash. In April 2011, the promissory note for $3.5 million was paid in full 5 months early. In exchange for early payment of the note, Simulscribe waived the final three installment payments totaling $0.1 million, due under the amendment. As of April 30, 2011, this obligation had been paid in full.

        The carrying value the related intangible assets acquired was as follows (in thousands):

	April 30, 2011
	Gross Value	Accumulated Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(1,105)	$—	$1,409
Distribution rights	4,440	(1,125)	—	3,315

Total	$6,954	$(2,230)	$—	$4,724

	April 30, 2010
	Gross Value	Accumulated Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(389)	$—	$2,125
Distribution rights	4,440	(249)	—	4,191

Total	$6,954	$(638)	$—	$6,316

        Estimated future amortization expense for the customer relationship related intangible asset as of April 30, 2011 is as follows (in thousands):

Years ended April 30,
2012	$630
2013	581
2014	198

$1,409

7.     COMMITMENTS AND CONTINGENCIES

  Leases

        The Company leases its principal office facilities in Mountain View, California under a non-cancelable operating lease expiring on July 31, 2011. As part of the extension of the Mountain View, California lease term in September 2005, the landlord provided $442,000 for tenant improvements. This amount was recorded in accrued and other liabilities and is being amortized over the remaining term of the lease as a reduction in rent expense. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. The Company also has less significant operating leases on other offices and certain office equipment. As a result of the impacts of the reductions in force that began in fiscal 2008, in fiscal 2009 the Company abandoned approximately 11,200 square feet of its Mountain View, California headquarters and in December 2009 completed a sublease of the vacated space for the remainder of the contractual lease term. An estimated sublease loss was recorded as part of the reduction in force liability, see Note 3. In the fourth quarter of fiscal 2011, the Company signed a six month extension on approximately 35, 800 square feet of its Mountain View headquarters to allow it to more fully explore it space requirements and facility options.

        At April 30, 2011, future minimum payments under the Company's operating leases and related sublease receipts are as follows (in thousands):

Years ending April 30,	Minimum Lease Payments	Sublease Payments	Net Lease Payments
2012	$544	$(27)	$517

	$544	$(27)	$517

        Rent expense under all leases for the years ended April 30, 2011, 2010 and 2009 was $1.1million, $1.2 million and $1.2 million, respectively.

  Credit Facility

        The Company is currently renegotiating a renewal of its $2.0 million line of credit with its bank, which expires July 31, 2011 Advances under the line of credit bear interest at LIBOR + 4.7%. The line requires the Company to maintain certain financial covenants including but not limited to: minimum tangible net worth of $46 million plus 50% of all proceeds from the sale of subordinated debt or equity securities on or after August 2009 and 50% of all positive net income generated after August 2009. The line of credit restricts the Company's ability to pay dividends. There were no borrowings outstanding under the line of credit as of April 30, 2011. As of April 30, 2011, the Company was in compliance with its financial covenants.

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

8.     PREFERRED STOCK

        The Company is authorized to issue, from time to time, in one or more series, 5,000,000 shares of preferred stock at a $0.001 par value. The Board of Directors may determine the rights, preferences, privileges and restrictions granted or imposed upon any series of preferred stock. As of April 30, 2011, no preferred stock was outstanding.

9.     STOCKHOLDERS' EQUITY

Employee Equity Plans

  Employee Stock Purchase Plan

        In March and April 1999, the Board adopted, and the stockholders approved, the Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which an aggregate of 2,016,666 shares of common stock had been reserved for issuance as of April 30, 2011. Employees who participate in the one-year offering period can have up to 15% of their earnings withheld for the purchase of up to a maximum of 700 shares per six-month purchase period pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of common stock on specified dates determined by the Board. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering or end date of the purchase period. In fiscal 2011, 2010 and 2009, 80,372, 95,061 and 114,452 shares, respectively, were purchased under the Purchase Plan. As of April 30, 2011, 234,074 shares remain available for issuance under the Purchase Plan.

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

        During fiscal 2000, the Company adopted two non-statutory stock option plans, the 1999 Non-Officer Equity Incentive Plan and the 2000 Non-Qualified Stock Plan, under which a total of 1,350,000 shares were reserved for issuance. The terms of non-statutory options granted under these plans are substantially consistent with non-statutory options granted under the 1997 and 1998 plans. Shares issued through early option exercises are subject to the Company's right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of April 30, 2011, no shares were subject to repurchase.

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

        In November 2005, the Board also adopted the 2005 New Recruit Stock Option Plan. A total of 200,000 shares were approved for issuance as non-qualified stock options to new hired employees only. The terms of the plan are substantially consistent with the non-qualified stock options granted under the Company's other stock option plans, except that the plan does not allow the early exercise of stock options. In February 2006, another 300,000 shares were approved and added to the reserve in connection with the hiring of the new vice president of worldwide sales. As of April 30, 2011, 500,000 shares have been reserved under the plan.

        In September 2006, the Board of Directors amended the 2000 Non-Qualified Stock Plan and re-named it the 2006 Equity Incentive Plan, reserving an additional 2,000,000 shares. As a result of the increase, a total of 7,000,000 shares have been reserved under this plan as of April 30, 2011. The terms of non-statutory options granted under this plan are substantially consistent with non-statutory options granted under the 2000 plan. However, the new plan allows for the grant of other types of equity awards, including restricted stock and restricted stock units. Restricted stock and restricted stock units generally vest over four years with 25% vesting after the first year and the remaining shares vesting ratably every six months thereafter. All options under the option plans described above have a ten-year term.

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

        Activity under the stock plans referenced above was as follows (in thousands, except life and exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price
Balances, April 30, 2008	2,180	7,060	$7.13
Restricted stock and restricted stock units issued	(94)
Restricted stock and restricted stock units forfeited	55
Options granted	(1,080)	1,080	$1.43
Options exercised	—	(10)	$0.57
Options forfeited	365	(365)	$4.52
Options expired	2,727	(2,727)	$7.70
Plan shares expired	(1,458)	—

Balances, April 30, 2009	2,695	5,038	$5.80
Restricted stock and restricted stock units issued	(546)
Restricted stock and restricted stock units forfeited	162
Options granted	(1,433)	1,433	$1.36
Options exercised	—	(61)	$0.91
Options forfeited	306	(306)	$2.31
Options expired	436	(436)	$8.71
Plan shares expired	(376)	—

Balances, April 30, 2010	1,244	5,668	$4.69
Restricted stock and restricted stock units issued	(26)
Restricted stock and restricted stock units forfeited	30
Restricted stock units exercised for taxes	31
Options granted	(526)	526	$1.33
Options exercised		(20)	$1.10
Options forfeited	199	(199)	$1.93
Options expired	1,333	(1,333)	$7.06
Plan shares expired	(820)	—

Balances, April 30, 2011	1,465	4,642	$3.77

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

        The aggregate intrinsic value of stock options exercised in fiscal 2011, 2010 and 2009 was $7,000, $42,000 and $15,000, respectively.

        The summary of options vested and exercisable at April 30, 2011 comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	4,464	$3.87	$309	6.30
Options exercisable	3,097	$4.90	$217	5.35

        The summary of unvested restricted stock awards for fiscal 2011 comprised (in thousands, except grant date fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2010	44	$4.29
Restricted stock issued	—	$—
Restricted stock vested	(18)	$6.55
Restricted stock forfeited	(23)	$2.68

Nonvested restricted stock, April 30, 2011	3	$3.55

        The aggregate intrinsic value of vested and expected to vest restricted stock units, which had a weighted average remaining contractual term of 1.08 years, was $276,000 at April 30, 2011. No restricted stock units were exercisable as of April 30, 2011. For the years ended April 30, 2011, 2010 and 2009, the total fair value of shares vested was $0.2 million.

        The summary of unvested restricted stock units for fiscal 2011 comprised (in thousands):

Number of Shares
Nonvested restricted stock units, April 30, 2010	318
Restricted stock units issued	20
Restricted stock units vested	(108)
Restricted stock units forfeited	—

Nonvested restricted stock units, April 30, 2011	230

        The weighted average grant date fair value per share of restricted stock units granted in fiscal 2011 was $1.32.

        As of April 30, 2011, approximately $850,000 of total unrecognized compensation cost related to stock options and restricted stock/RSUs is expected to be recognized over a weighted-average period of 2.0 years for options and 1.2 years for restricted stock and restricted stock units.

        The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation in fiscal 2011, 2010 and 2009 for options and restricted stock granted and for employee stock purchases under the ESPP during these periods are as follows:

	Years ended April 30,
	2011	2010	2009
Stock options:
Dividend yield(1)	—	—	—
Volatility factor(2)	0.68	0.69	0.65
Risk-free interest rate(3)	1.9%	2.4%	2.5%
Expected life (years)(4)	4.7	4.6	4.6
Weighted average fair value of options granted during the period	$0.74	$0.77	$0.76
Employee stock purchase plan:(5)
Dividend yield(1)	—	—	—
Volatility factor(2)	0.64	0.76	0.84
Risk-free interest rate(3)	0.3%	0.4%	0.8%
Expected life (years)(4)	1.0	1.0	0.8
Weighted average fair value of employee stock purchases during the period	$0.55	$0.61	$0.59
Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$1.32	$1.05	$2.30

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

(5)
Assumptions for the Purchase Plan use a weighted average of all enrollments during the fiscal year. Enrollment is currently permitted in May and November of each year.

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

10.   INCOME TAXES

        The provision for (benefit from) income taxes reflected in the Consolidated Statements of Operations for the years ended April 30 was as follows:

	2011	2010	2009
	in thousands
Current:
Federal	$(7)	$(47)	$(80)
State	(26)	34	69
Foreign	(10)	(20)	(51)

Total Current	$(43)	$(33)	$(62)

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total Deferred	—	—	—

Total	$(43)	$(33)	$(62)

        The components of the Company's deferred tax assets consisted of:

	April 30,
	2011	2010
	in thousands
Deferred tax assets (liabilities):
Uniform capitalization	$1,290	$2,761
Depreciation	129	49
Inventory reserves	5,076	4,982
Other reserves and accruals	589	4,732
Stock-based compensation	2,708	2,968
Purchased technology, goodwill and other intangibles	1,116	795
Tax credits	11,820	11,304
Net operating losses	55,423	46,649

Total deferred tax assets	78,151	74,241
Valuation allowance	(78,151)	(74,241)

Net deferred tax assets	$—	$—

        Due to continued losses from operations and uncertainty as to the magnitude and timing of future operating profits, the Company recorded a full valuation allowance against its deferred tax assets beginning in fiscal 2008. Substantially all of the Company's pretax losses have been generated in the United States, with foreign pretax losses representing $0.1 million, $0.6 million and $1.0 million, in fiscal 2011, 2010 and 2009, respectively.

        As of April 30, 2011, the Company has federal and state tax net operating loss carryforwards of approximately $138.8 million and $127.5 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2016, and the state net operating loss carry forwards will begin to expire in fiscal 2014. As of April 30, 2011, the Company had federal and state tax credit carryforwards of approximately $7.1 million and $6.3 million, respectively.

        The Company's effective tax rate differs from the U.S. federal statutory income tax rate for the years ended April 30, principally due to the following:

	2011	2010	2009
Tax provision at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.0	4.0	4.4
Other permanent differences	0.7	—	0.3
Research Credit	3.0	2.1	2.0
Impairment of goodwill	—	—	—
Valuation allowance	(42.9)	(35.8)	(37.1)
Other	(0.3)	(5.1)	(4.4)

Effective tax rate	0.5%	0.2%	0.2%

        The tax provision for fiscal 2011, 2010 and 2009 resulted in an effective tax rate of 0.5%, 0.2% and 0.2%, respectively. This effective tax rate reflects the continued establishment of a full valuation allowance against the Company's deferred tax assets. As a result, the effective tax rate is primarily related to state and foreign jurisdictions in which the Company has on going tax obligations.

        The Company's income taxes payable for federal, state, and foreign purposes have been reduced by the tax benefits from employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. The Company did not record a benefit to the Consolidated Statements of Shareholders' Equity for fiscal 2011, 2010 and 2009 as a result of electing to use the ordering provisions in the accounting guidance on income taxes with respect to reduction to the current tax provision. Accordingly, the net operating losses carried forward from pre-2007 years were utilized first to offset the current taxes payable prior to the impact of current year tax benefits from employee stock options.

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

        The following is a roll forward of the Company's total gross unrecognized tax benefits for fiscal 2011, 2010 and 2009 (in thousands)

	2011	2010	2009
Balance as of May 1	$451	$385	$523
Tax positions related to current year:
Additions for tax positions related to R&D credits	79	92	129
Additions for Foreign Taxes	2	17	—
Tax positions related to prior year:
Reductions for tax positions related to State Taxes	(11)	(3)	(75)
Reductions for tax positions related to Foreign Taxes	(17)	(40)	(192)

Balance as of April 30	$504	$451	$385

        As of April 30, 2011, the unrecognized tax benefits of $504,000 include $24,000 of uncertain tax positions that would impact the Company's effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. Interest and penalties included in the statement of operations related to uncertain tax positions is immaterial for the fiscal years ended April 30, 2011, 2010 and 2009. The Company does not anticipate that the amount of liability for uncertain tax positions existing at April 30, 2011 will change significantly within the next 12 months.

        The Company files income tax returns in the U.S. and various foreign jurisdictions. Most U.S. and foreign jurisdictions have 3 to 10 year periods during which the taxing authorities may commence an audit. The Company is currently not under review by any taxing jurisdiction.

11.   REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

        The Company is a global telecommunications equipment supplier for voice networks. Prior to fiscal 2010, the Company operated in a single business segment, voice quality enhancement solutions. Beginning in fiscal 2010, the Company changed its focus and now not only develops, produces and sells voice quality enhancement solutions but also voice applications solutions to telecommunication service providers worldwide. The Company's voice quality enhancement solutions enable service providers to deliver consistently clear, end-to-end communications to their subscribers. The Company's revenues are organized along two main product categories: product and services, the latter of which is comprised of the Company's new voice applications offerings as well as services in support of its voice quality enhancement solutions. Effective in fiscal 2010, the Company began operating in two business segments: the voice quality enhancement segment, which includes service revenues related to delivery of these solutions; and the voice applications segment. The segments are determined in accordance with how management views and evaluates the Company's business and based on the criteria as outlined in the authoritative guidance. A description of the types of products and services provided by each reportable segment is as follows:

Voice Quality Enhancement Segment

        The Company designs, develops, and markets stand-alone and system-based voice quality products for circuit-switched and VoIP mobile networks throughout the world. The Company's products feature high-capacity, high-availability hardware systems coupled with a sophisticated array of voice optimization and measurement software to enhance the quality of voice communications. In addition to the hardware systems that comprise this segment, the Company also includes services such as maintenance, training and installation which support the hardware system sales.

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

Segment Data

        The results of the reportable segments are derived directly from the Company's management reporting system. The results are based on the Company's method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. The Company measures the performance of each segment based on several metrics, including contribution margin.

        Asset data, with the exception of inventory, is not reviewed by management at the segment level. All of the products and services within the respective segments are generally considered similar in nature, and therefore a separate disclosure of similar classes of products and services below the segment level is not presented.

        Financial information for each reportable segment is as follows as of and for the years ended April 30, 2011 and April 30, 2010 (in thousands):

	Voice Quality Enhancement	Voice Applications	Total
For the year ended April 30, 2011:
Revenue	$15,007	$3,556	$18,563
Contribution margin	6,295	(5,192)	1,103
As of April 30, 2011: Inventories	4,689	—	4,689
For the year ended April 30, 2010:
Revenue	$21,836	$1,028	$22,864
Contribution margin	7,090	(6,006)	1,084
As of April 30, 2010: Inventories	5,985	—	5,985

        The reconciliation of segment information to the Company's consolidated totals is as follows (in thousands):

	Years Ended April 30,
	2011	2010
Segment contribution margin	$1,103	$1,084
Corporate and unallocated costs	(10,615)	(13,546)
Stock-based compensation expense	(1,234)	(1,697)
Amortization of purchased intangible assets	(80)	(62)
Other income (expense), net	2,381	(690)

Loss before benefit from income taxes	$(8,445)	$(14,911)

        The Company's revenue from external customers by geographic region, based on shipment destination, was as follows (in thousands):

	Years ended April 30,
	2011	2010	2009
USA	$14,947	$16,475	$8,555
Asia Pacific	2,647	3,025	4,265
Canada	435	290	1,006
Latin America	240	389	1,105
Middle East/Africa	110	1,459	3,107
Europe	184	1,226	610

Total	$18,563	$22,864	$18,648

        Substantially all the Company's long lived assets are located in the United States.

12.   PROFIT SHARING PLAN

        The Company maintains a 401(k) profit sharing plan for all eligible employees. Employees may contribute to the Plan based on statutory limits. Any Company contributions are at the discretion of the Board of Directors. The Company made contributions to the Plan during fiscal 2011, 2010 and 2009 of $28,000, $33,000 and $38,000, respectively.

13.   SUPPLEMENTAL CASH FLOW INFORMATION

        The following table summarizes cash paid for income taxes for fiscal 2011, 2010 and 2009.

	Years ended April 30,
	2011	2010	2009
	in thousands
Income taxes paid (refunded), net	$(16)	$(66)	$85

        Non-cash transactions for fiscal 2011, 2010 and 2009 comprised (in thousands):

	Years ended April 30,
	2011	2010	2009
Issuance of debt in conjunction with exclusive distribution agreement	$—	$3,256	$—
Value of warrant issued in acquisition	—	35	—

        Inventory includes non-cash stock-based compensation of approximately $2,000, $5,000 and $5,000 for fiscal 2011, 2010 and 2009, respectively.

14.   SUBSEQUENT EVENTS

        The Company has performed an evaluation of subsequent events through the date on which these financial statements in this Form 10-K were filed with the SEC.

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended April 30, 2009
Allowance for doubtful accounts	$315	$—	$(26)	$289
Reduction in force allowance	$240	$1,571	$(1,141)	$430
Deferred tax asset valuation allowance(1)	$59,074	$9,987	$—	$69,061
Year ended April 30, 2010
Allowance for doubtful accounts	$289	$—	$(39)	$250
Reduction in force allowance	$430	$667	$(450)	$217
Deferred tax asset valuation allowance(1)	$69,061	$5,180	$—	$74,241
Year ended April 30, 2011
Allowance for doubtful accounts	$250	$—	$(1)	$249
Reduction in force allowance	$217	$90	$(265)	$42
Deferred tax asset valuation allowance(1)	$74,241	$3,910	$—	$78,151

(1)
Based on the level of recent financial losses and projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was no longer more likely than not that certain of its deferred tax assets were expected to be realized and therefore established a valuation allowance on deferred tax assets in fiscal 2008 totaling $59.1 million. In fiscal 2011, 2010 and 2009, the Company increased its valuation allowance by approximately $3.9 million, $5.2 million and $10.0 million, respectively, related to incremental deferred tax assets generated in fiscal 2011, 2010 and 2009.

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

Disclosure Controls and Procedures

        Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of April 30, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of April 30, 2011, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Ditech. Under supervision and with the participation of our management, including Kenneth Naumann, our principal executive officer, and William Tamblyn, our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management has concluded that, as of April 30, 2011, our internal control over financial reporting was effective based on these criteria.

Change in Internal Control over Financial Reporting

        There has been no change in internal control over financial reporting in the quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

        None

Part III

Item 10—Directors, Executive Officers and Corporate Governance

        Directors.    Information concerning our Directors, including with respect to procedures by which security holders may recommend nominees to our Board of Directors and with respect to the composition of our Audit Committee, is incorporated herein by reference to the section entitled "Proposal 1—Election of Directors" contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than August 28, 2011 in connection with the solicitation of proxies for the Ditech Networks' 2011 Annual Meeting of Stockholders (the "Proxy Statement").

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

 Equity Compensation Plan Information

        The following table provides certain information with respect to all of our equity compensation plans and grants made outside of any plans in effect as of April 30, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(c)
Equity Compensation Plans Approved by Security Holders(1)	4,232,514	$3.59	727,373
Equity Compensation Plans Not Approved by Security Holders(2)	210,000	$5.72	1,004,868

Total	4,442,514	$3.77	1,732,241

(1)
Consists of Ditech's 2006 Equity Incentive Plan, 1999 Employee Stock Purchase Plan, 1999 Non-Employee Directors' Stock Option Plan and 1998 Stock Option Plan. With respect to the 1999 Employee Stock Purchase Plan, 234,074 shares available for issuance are included in column (c) in the reserve. Excluded are 3,011 shares of unvested Restricted Stock Awards. No amounts with respect to the 1999 Employee Stock Purchase Plan are included in columns (a) or (b).

(2)
Consists of Ditech's 1999 Non-Officer Equity Incentive Plan, the 2005 New Recruit Stock Plan, and the 2005 New Recruit Stock Option Plan and options assume in the Jasomi acquisition in June of 2005 (20,000 shares under outstanding options). Stockholder approval was not required for the assumption of the Jasomi options.

Description of Equity Compensation Plans Adopted Without the Approval of Stockholders

        The following equity compensation plans of Ditech were in effect as of April 30, 2011 and were adopted without the approval of our stockholders: the 1999 Non-Officer Equity Incentive Plan, the 2005 New Recruit Stock Plan, and the 2005 New Recruit Stock Option Plan.

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

2005 New Recruit Stock Plan

        In connection with our acquisition of Jasomi Networks on June 30, 2005, the Board of Directors adopted the 2005 New Recruit Stock Plan. The 2005 New Recruit Stock Plan does not require approval by our stockholders due to its qualification under the "inducement grant exception" provided by the Nasdaq Listing Rules. The 2005 New Recruit Stock Plan provides for the grant of restricted stock awards and restricted stock unit awards to newly-hired employees as an inducement for those individuals to enter into an employment relationship with Ditech or its affiliates. For purposes of the 2005 New Recruit Stock Option Plan, eligible employees includes only those individuals newly hired by Ditech or its affiliates, so long as those persons either (i) were not previously employed or serving as a director of Ditech or its affiliates, or (ii) entered into an employment relationship with us following a bona fide period of non-employment. The aggregate number of shares of common stock that may be issued pursuant to restricted stock awards and restricted stock unit awards under the 2005 New Recruit Stock Plan is 500,000 shares. Jasomi Networks employees hired by Ditech received grants of restricted stock or restricted stock units that vested with respect to 1/3 of the shares subject to their award on the first anniversary of the grant date, and with respect to the balance of the shares in a series of eight

(8) successive equal quarterly installments over the two year period measured from the first anniversary of the grant date. All grants under the 2005 New Recruit Stock Plan to eligible employees must be approved either by a majority of "independent directors" within the meaning of the Nasdaq Listing Rules, or by our Compensation Committee.

2005 New Recruit Stock Option Plan

        In November 2005, the Board adopted the 2005 New Recruit Stock Option Plan. The 2005 New Recruit Stock Option Plan does not require approval by our stockholders due to its qualification under the "inducement grant exception" provided by the Nasdaq Listing Rules. The 2005 New Recruit Stock Option Plan provides for the grant of nonstatutory stock options to newly-hired employees as an inducement for those individuals to enter into an employment relationship with Ditech or its affiliates. For purposes of the 2005 New Recruit Stock Option Plan, eligible employees includes only those individuals newly hired by Ditech or its affiliates, so long as those persons either (i) were not previously employed or serving as a director of Ditech or its affiliates, or (ii) entered into an employment relationship with us following a bona fide period of non-employment. The aggregate number of shares of common stock that may be issued pursuant to nonstatutory stock options under the 2005 New Recruit Stock Option Plan is 500,000 shares. All grants under the 2005 New Recruit Stock Plan to eligible employees must be approved either by a majority of "independent directors" within the meaning of the Nasdaq Listing Rules, or by our Compensation Committee.

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

(3)   Exhibits

        Reference is made to the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference here.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DITECH NETWORKS, INC.
July 25, 2011	By:	/s/ KENNETH D. NAUMANN Kenneth D. Naumann President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ KENNETH D. NAUMANN Kenneth D. Naumann	President, Chief Executive Officer, and Director (principal executive officer)	July 25, 2011
/s/ WILLIAM J. TAMBLYN William J. Tamblyn	Executive Vice President, Chief Financial Officer and Chief Operating Officer (principal financial and accounting officer)	July 25, 2011
/s/ WILLIAM A. HASLER William A. Hasler	Director	July 25, 2011
/s/ ALAN B. HOWE Alan B. Howe	Chairman of the Board and Director	July 25, 2011
/s/ FRANK J. SANSONE Frank J. Sansone	Director	July 25, 2011
/s/ DAVID M. SUGISHITA David M. Sugishita	Director	July 25, 2011

Exhibit Index

Exhibit	Description of document
2.1(29)	Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson.
3.1(4)	Restated Certificate of Incorporation of Ditech
3.2(6)	Bylaws of Ditech, as amended and restated
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(7)	Specimen Stock Certificate
10.1(7)	Lease Agreement, dated August 18, 1998, between Ditech and Lincoln-Whitehall Pacific, LLC, as amended January 25, 1999
10.2(8)(18)	1998 Amended and Restated Stock Option Plan
10.3(8)(34)	1999 Employee Stock Purchase Plan
10.4(8)(24)	1999 Non-Employee Directors' Stock Option Plan, as amended
10.5(8)(5)	Severance and Release Agreement, dated November 16, 2009, between Ditech Networks and Lowell Trangsrud
10.6(8)(14)	1999 Non-Officer Equity Incentive Plan, as amended
10.7(8)(10)	Employment Letter, dated as of September 24, 2007, between Ditech Networks, Inc. and Todd G. Simpson.
10.8(11)	Letter Agreement, dated September 2, 2009, between Ditech Networks, Inc. and Lamassu Holdings L.L.C. and certain of its affiliates
10.9(8)(20)	Jasomi Networks, Inc. 2001 Stock Plan
10.10(13)	Form of Non-Employee Director Automatic Stock Option Grant
10.11(8)*	2011 Cash Compensation Arrangements with Executive Officers
10.12(8)*	Cash Compensation Arrangements with Non-Employee Directors
10.13(8)(27)	2005 New Recruit Stock Plan
10.14(7)(8)	Form of Indemnity Agreement to be entered between Ditech and each of its current executive officers and directors
10.15(9)(2)	Reseller Agreement, dated September 10, 2009, between Ditech Networks, Inc. and Simulscribe LLC.
10.16(9)(6)	Amendment No. 1 to Reseller Agreement, dated April 29, 2010, between Ditech Networks and Simulscribe LLC
10.17(7)(8)	Form of option agreement under the 1998 Stock Option Plan
10.18(8)(21)	2005 New Recruit Stock Option Plan, as amended
10.19(8)(26)	Form of Stock Option Agreement under the 2005 New Recruit Stock Option Plan
10.20(3)	Second Lease Amendment, dated February 15, 2000, between Ditech and Middlefield-Bernardo Associates LLC
10.21(25)	Fourth Amendment to Lease Agreement dated July 31, 2005, between Middlefield II LLC and Ditech
10.25(8)(19)	Form of option agreement under the 1999 Non-Employee Directors' Stock Option Plan
10.27(8)(30)	2006 Equity Incentive Plan
10.28(8)(17)	Amended and Restated Severance Benefit Plan
10.29(8)(32)	Form of Stock Option Agreement to be Used for Grants of Stock Options Under the Ditech Networks, Inc. 2006 Equity Incentive Plan
10.30(8)(33)	2006 Equity Incentive Plan Restricted Stock Award Agreement
10.31(8)(33)	2006 Equity Incentive Plan Restricted Stock Unit Award Agreement
10.32(8)(23)	Relocation Arrangement with Todd Simpson, dated May 9, 2007
10.33(8)(31)	Amendment to Letter Agreement dated December 15, 2008 between Ditech Networks, Inc. and Todd Simpson
10.34(8)(17)	Offer letter to Ken Naumann, dated November 4, 2010
21.1*	Subsidiaries of Ditech Networks, Inc.
23.1*	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm

Exhibit	Description of document
31.1*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

(1)
Reserved

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

(5)
Incorporated by reference from the exhibit with corresponding title from Ditech's Current Report on Form 10-K, filed July 14, 2010 (Commission File No. 000-26209).

(6)
Reserved

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
Reserved

(13)
Incorporated by reference from the exhibit with corresponding title from Ditech's Quarterly Report on Form 10-Q, filed December 11, 2009 (Commission File No. 000-26209).

(14)
Incorporated by reference to the exhibit with the corresponding title from Ditech's Tender Offer Statement on Schedule TO, filed February 19, 2003 (Commission File No. 000-26209).

(15)
Reserved

(16)
Reserved

(17)
Incorporated by reference to the exhibit with the corresponding title from Ditech's Quarterly Report on Form 10-Q, filed March 11, 2011 (Commission File No. 000-26209)

(18)
Incorporated by reference to the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (Commission File No. 333-120278), filed November 8, 2004.

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

(22)
Reserved

(23)
Incorporated by reference from the exhibit with corresponding description from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2007, filed July 16, 2007 (Commission File No. 000-26209).

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
Reserved

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

(34)
Incorporated by reference from such plan from Ditech's Proxy Statement, filed August 18, 2010 (File No. 000-26209).