Form 10-Q
period 2011-07-31
DITECH NETWORKS INC
filed 2011-09-13
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

As of August 31, 2011, 26,578,737 shares of the Registrant’s common stock were outstanding.

Ditech Networks, Inc.

FORM 10-Q for the Quarter Ended July 31, 2011

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Networks, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,
	2011	2010

Revenue
Product revenue	$1,197	$2,341
Service revenue	2,492	1,698
Total revenue	3,689	4,039

Cost of goods sold
Product revenue	847	1,074
Service revenue	1,357	1,165
Total cost of goods sold(1)	2,204	2,239

Gross profit	1,485	1,800

Operating expenses:
Sales and marketing(1)	1,378	2,030
Research and development(1)	1,852	2,188
General and administrative(1)	1,063	1,435
Amortization of purchased intangible assets	20	20

Total operating expenses	4,313	5,673

Loss from operations	(2,828)	(3,873)
Other income (expense), net	(19)	(9)

Loss before provision for income taxes	(2,847)	(3,882)
Provision for income taxes	15	1

Net loss	$(2,862)	$(3,883)

Per share data:
Basic:
Net loss	$(0.11)	$(0.15)

Diluted:
Net loss	$(0.11)	$(0.15)

Weighted shares used in per share calculation:
Basic and diluted	26,419	26,346

(1)           Stock-based compensation expense was as follows for the periods:

Cost of goods sold	$13	$21
Sales and marketing	49	109
Research and development	47	61
General and administrative	(100)	157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	July 31, 2011	April 30, 2011

Assets
Cash and cash equivalents	$22,834	$24,062
Short-term investments	2,640	3,360
Accounts receivable, net of allowance for doubtful accounts of $66 at July 31, 2011 and $249 at April 30, 2011	2,087	1,851
Inventories	4,753	4,689
Other current assets	660	327

Total current assets	32,974	34,289

Long-term investments	100	100
Property and equipment, net	990	1,164
Purchased intangibles, net	121	441
Other assets	4,320	4,724

Total assets	$38,505	$40,718

Liabilities and Stockholders’ Equity
Accounts payable	$1,180	$858
Accrued expenses	1,779	1,632
Deferred revenue	656	530
Income taxes payable	59	50
Total current liabilities	3,674	3,070

Total liabilities	3,674	3,070

Commitments and contingencies (Note 9)

Common stock, $0.001 par value: 200,000 shares authorized and 26,579 and 26,545 shares issued and outstanding at July 31, 2011 and April 30, 2011, respectively	26	26
Additional paid-in capital	268,393	268,348
Accumulated deficit	(233,588)	(230,726)

Total stockholders’ equity	34,831	37,648

Total liabilities and stockholders’ equity	$38,505	$40,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended July 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(2,862)	$(3,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	624	712
Accretion of interest on convertible note payable		41
Loss on disposal of long term asset	66
Stock-based compensation expense	9	348
Amortization of purchased intangibles	20	20
Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(236)	(1,160)
Inventories	(64)	380
Other current assets	(99)	338
Income taxes payable	9	(6)
Accounts payable	322	388
Accrued expenses and other accrued liabilities	147	(145)
Deferred revenue	126	(42)

Net cash used in operating activities	(1,938)	(3,009)

Cash flows from investing activities:
Purchases of property and equipment	(46)	(9)
Purchases of available for sale investments	(1,920)	(2,880)
Sales and maturities of available for sale investments	2,640	3,120

Net cash provided by investing activities	674	231

Cash flows from financing activities:
Proceeds from employee stock plan issuances	36	52

Net cash provided by financing activities	36	52

Net decrease in cash and cash equivalents	(1,228)	(2,726)
Cash and cash equivalents, beginning of period	24,062	29,634

Cash and cash equivalents, end of period	$22,834	$26,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             DESCRIPTION OF BUSINESS

Ditech Networks, Inc. (the “Company” or “Ditech”) designs, develops and markets telecommunications equipment and services for use in wireline, wireless, satellite and IP telecommunications networks. The Company’s products enhance and monitor voice quality and provide security in the delivery of voice services. In addition, the Company has entered the voice services market of telecommunications by developing and marketing voice products that can be used by phone customers to have voice messages transcribed into textual messages, and which also allows for interaction with web-based applications. The Company has established a direct sales force that sells its products in the U.S. and internationally. In addition, the Company is expanding its use of value added resellers and distributors in an effort to broaden its sales channels. This expanded use of value added resellers and distributors has occurred primarily in the Company’s international markets.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of July 31, 2011, and for the three month periods ended July 31, 2011 and 2010, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. The April 30, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for the interim period ended July 31, 2011 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2011, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 28, 2011, file number 000-26209.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. Also in October 2009, the FASB amended the accounting standards for multiple-deliverable arrangements to (i) provide updated guidance on how the elements in a multiple-deliverable arrangement should be separated, and how the consideration should be allocated; (ii) require an entity to allocate revenue amongst the elements in an arrangement using estimated selling prices (“ESP”) if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of the selling price; and (iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

VSOE for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for an element falls within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, the Company considers major service groups, geographies, customer classifications, and other variables in determining VSOE.

TPE is determined based on competitor prices for similar deliverables when sold separately. The Company is typically not able to determine TPE for the Company’s products or services. Generally, the Company’s go-to-market strategy differs from that of the Company’s peers and the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When the Company is unable to establish the selling price of its elements using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to, pricing policies, internal costs, gross margin objectives, competitive landscapes, geographies, customer classes and distribution channels.

The Company adopted this accounting guidance at the beginning of its first quarter of the fiscal year ending April 30, 2012 for applicable arrangements originating or materially modified after April 30, 2011. The Company currently only enters into multiple element arrangements within the Voice Quality Enhancement segment as mentioned in footnote 10. The adoption of these accounting standards did not have a material impact on revenue recognized during the three months ended July 31, 2011.

The Company’s revenues in multiple element arrangements in the Voice Quality Enhancement segment are derived primarily from two sources: (i) products revenues which consist of hardware and software, and (ii) related support and service revenues. The Company’s products are telecommunications hardware with embedded software components such that the software functions together with the hardware to provide the essential functionality of the product. Therefore, the Company’s hardware deliverables are considered to be non-software elements and are excluded from the scope of industry-specific software revenue recognition guidance.

Although the Company cannot reasonably estimate the effect of the adoption on future financial periods as the impact may vary depending on the nature and volume of future sale contracts, this guidance does not generally change the units of accounting for the Company’s revenue transactions. The Company’s hardware (including essential software) products and services qualify as separate units of accounting because they have value to the customer on a stand-alone basis and the Company’s revenue arrangements generally do not include a general right of return relative to delivered products. The Company’s hardware (including essential software) is valued using ESP as mentioned above based on internal pricing policies. The Company’s services (which include annual service maintenance and installation services) are valued using VSOE as mentioned above based upon the contractually stated annual renewal rate. The rest of the Company’s revenue recognition policy is consistent with the policy in the Company’s Annual Report on Form 10-K as of April 30, 2011.

Computation of Loss per Share

Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three months ended July 31, 2011 and 2010 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.  For the three month periods ended July 31, 2011 and 2010, common stock equivalents, primarily options and restricted stock units, totaling 4,782,000 shares and 5,695,000 shares, respectively, were excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive. The diluted loss per share for the first quarter of fiscal 2011 also excludes the impact of 100,000 shares potentially issuable under the warrant issued as part of the Grid acquisition. See Note 4 of these Notes to the Condensed Consolidated Financial Statements for a further discussion of the Grid transaction.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended, July 31
	2011	2010
Net loss per share, basic and diluted:
Net loss	$(2,862)	$(3,883)

Basic:
Weighted average shares outstanding	26,420	26,360
Less restricted stock included in weighted shares outstanding subject to vesting	(1)	(14)
Weighted average shares used in calculation of basic loss per share	26,419	26,346

Net loss per share	$(0.11)	$(0.15)

Diluted:
Shares used in calculation of basic loss per share	26,419	26,346
Restricted stock included in weighted shares outstanding subject to vesting	—	—
Dilutive effect of stock plans	—	—
Dilutive effect of convertible debentures	—	—
Shares used in calculation of diluted loss per share	26,419	26,346

Net loss per share	$(0.11)	$(0.15)

Comprehensive Income (Loss)

For the three month periods ended July 31, 2011 and 2010, there was no difference between reported net loss and comprehensive loss.

Accounting for Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Compensation expense for all stock-based payment awards expected to vest is recognized on a straight-line basis. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The fair value of restricted stock awards and restricted stock units (RSUs) is the product of the number of shares granted and the grant date fair value of the Company’s stock. Restricted stock awards and RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of restricted stock awards and RSUs is subject to the employee’s continuing service to the Company. Restricted stock awards and RSUs generally vest over a period of four years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures

In the periods presented, the Company has issued non-vested stock options and restricted stock units with performance goals to certain senior members of management. The number of non-vested stock options or non-vested restricted stock units underlying each award may be determined based on a range of attainment within defined performance goals. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock options or non-vested restricted stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the Company’s initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. In the three months ended July 31, 2011, the Company reversed approximately $0.1 million of previously recognized expense on unvested options and restricted stock units related to certain performance grants, due to the previous chief executive officer’s departure from our board of directors.

There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in the three months ended July 31, 2011 and 2010. The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

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

Short and long-term investments consist primarily of certificates of deposit and asset backed securities. The Company’s investment securities are maintained at a major financial institution, are classified as available-for-sale, and are recorded on the Condensed Consolidated Balance Sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. In the three months ended July 31, 2011 and 2010, the Company realized no gains or losses on its investments.

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

3.             BALANCE SHEET ACCOUNTS

Inventories

Inventories comprised (in thousands):

	July 31, 2011	April 30, 2011

Raw materials	$82	$37
Finished goods	4,671	4,652

Total	$4,753	$4,689

Stock-based compensation included in inventories was not material at July 31, 2011 and April 30, 2011, respectively.

Investments

The following table summarizes the Company’s investments as of July 31, 2011 (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificates of deposit	$2,640	$—	$—	$2,640
Asset backed securities	9,975	—	(9,875)	100
Total	$12,615	$—	$(9,875)	$2,740

The following table summarizes the Company’s investments as of April 30, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,360	$—	$—	$3,360
Asset backed securities	9,975	—	(9,875)	100
Total	$13,335	$—	$(9,875)	$3,460

As of April 30, 2011, all of our short-term and long-term investments were held in certificates of deposit and asset backed preferred equity securities. The long-term investments are tied to auction rate securities that failed to settle at auction beginning in fiscal 2008, for which there appears to be no near-term market. Although these securities would normally be classified as short-term, as they typically settle every 28 days, they have been reclassified to long-term pending them settling at auction. As of July 31, 2011 and April 30, 2011, we continued to hold preferred equity securities with a par value of $10.0 million and a carrying value of $0.1 million.

For the three months ended July 31, 2011 and 2010, no gains or losses were realized on the sale of short-term and long-term investments. There were no unrealized holding gains or losses included in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets as of July 31, 2011 and April 30, 2011.

The Company uses the concept of fair value based on estimated discounted future cash flows to value its asset backed securities that included the following significant inputs and considerations, which have been applied on a consistent basis for all periods presented:

•                          projected interest income and principal payments through the expected holding period;

•                          the impact of penalty interest provisions on the likelihood and timing of redemption of the underlying security by its issuer;

•                          a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the asset backed securities as of July 31, 2011, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

•                          in the case of one of the Company’s auction rate securities which was converted into AMBAC preferred shares, default or collateral value risk adjustments were considered for the discount rate, because AMBAC continues to be down graded by rating agencies and is experiencing increasing liquidity issues.

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

When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds and certain certificates of deposit, which are reported under investments, such items are classified in Level 1 of the fair value hierarchy. At July 31, 2011 and April 30, 2011, there were no active markets for the Company’s asset backed securities resulting from converted auction rate securities, or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2011 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds-recurring	$19,760	$19,760	$—	$—
Certificates of deposit-recurring	3,120	3,120	—	—
Asset backed securities-recurring	100	—	—	100

Total	$22,980	$22,880	$	$100

Liabilities
Total	$—	$—	$—	$—

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2011 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds-recurring	$19,040	$19,040	$—	$—
Certificates of deposit-recurring	3,360	3,360	—	—
Asset backed securities-recurring	100	—	—	100

Total	$22,500	$22,400	$—	$100

Liabilities
Total	$—	$—	$—	$—

The following table presents the changes in the Level 3 fair value category for the three months ended July 31, 2011 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
		Impairment Loss Recognized	Unrealized Gain Recognized in Other	Purchases, (Sales), Accretion of Interest,	Transfers in
	April 30,	in	Comprehensive	Issuances and	and/or (out)	July 31,
	2011	Earnings	Income (Loss)	(Settlements)	of Level 3	2011

Assets
Asset backed securities	$100	$—	$—	$—	$—	$100

Liabilities

The following table presents the changes in the Level 3 fair value category for the year ended April 30, 2011 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
		Impairment Loss	Unrealized Gain Recognized in Other	Purchases, (Sales), Accretion of Interest,		Transfers in
	May 1,	Recognized in	Comprehensive	Issuances and		and/or (out)	April 30,
	2010	Earnings	Income (Loss)	(Settlements)		of Level 3	2011

Assets
Asset backed securities	$100	$—	$—	$—		$—	$100

Liabilities
Long-term convertible note payable	$3,277	$—	$—	$(3,277	)(1)	$—	$—

(1)         Reflects the payment of a $3.5 million non-interest bearing convertible note payable to Simulscribe in conjunction with the Company’s exclusive distribution agreement.  The note was recorded at an initial fair value of $3.2 million and approximately $0.2 million of interest had been accreted.

Accrued expenses

Accrued expenses comprised (in thousands):

	July 31, 2011	April 30, 2011
Accrued employee compensation	$1,095	$1,109
Accrued warranty	138	139
Accrued restructuring costs	113	42
Other accrued expenses	433	342
Total	$1,779	$1,632

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

Changes in the warranty accrual, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, were as follows (in thousands):

	Three Months Ended July 31,
	2011	2010

Balance as of April 30	$139	$301
Provision for warranties issued during fiscal period	14	12
Warranty costs incurred during fiscal period	(15)	(9)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	—	(50)

Balance as of July 31	$138	$254

Reduction in force.

In July 2011, the Company initiated a reduction in force that will be completed by July 31, 2012, in an ongoing attempt to reduce operating expenses.  The affected employees were notified in July, 2011.  As a result, the Company reduced its headcount by approximately 8%, and realized charges of approximately $122,000 for severance and related charges, $113,000 of which has been reflected as an accrued expense at July 31, 2011. No such charge was recorded in the quarter ended July 31, 2010.

At April 30 and July 31, 2011, accrued expense included a balance of $42,000 and $0 respectively, pertaining to a facility abandonment charge resulting from the reduction in force in November, 2009.  The related sublease expired fully on July 31, 2011.

Reduction in force costs for the quarters ended July 31, 2011 and 2010 were as follows (in thousands):

	Three months ended July 31,
	2011	2010
	in thousands
Cost of goods sold	$45	$—
Sales and marketing	49	—
Research and development	28	—

Total	$122	$—

The Company’s Voice Quality Enhancement segment incurred $112,000 of the reduction in force costs, and $10,000 was incurred by the Voice Applications segment.

4.         PURCHASED INTANGIBLES

The carrying value of purchased intangible assets acquired in business combinations is as follows (in thousands):

	July 31, 2011
	Gross Value	Accumulated Amortization	Sale of Assets	Net Value
Purchased Intangible Assets
Core technology	$242	$(121)	$—	$121
URL	300	—	(300)	—
Total	$542	$(121)	$(300)	$121

	April 30, 2011
	Gross Value	Accumulated Amortization	Sale of Assets	Net Value
Purchased Intangible Assets
Core technology	$242	$(101)	$—	$141
URL	300	—	—	300
Total	$542	$(101)	$—	$441

In February 2010, the Company completed a small acquisition of 100% of the outstanding shares of Grid.com, a company with infrastructure to deliver services with simple credit card billing through the web. The purchase price, net of $0.1 million of cash received from Grid.com, totaled $0.5 million.  This purchase price, which included $35,000 of value attributable to a warrant issued for 100,000 shares of the Company’s common stock at an exercise price of $3.50 per share, based on a Black-Scholes valuation, was allocated to identified intangibles through established valuation techniques in the high-technology communications equipment industry.  The warrant expires in February 2013. As a result, the Company recorded an incremental $0.2 million in core technology intangible assets and $0.3 million related to the URL, the latter of which the Company sold in July of 2011 for approximately $0.2 million, net of expenses.

The Company recorded $20,000, in the three months ended July 31, 2011 and 2010, of amortization of acquisition-related intangible assets.

Estimated future amortization expense for the core technology purchased intangible asset as of July 31, 2011 is as follows (in thousands):

Years ended April 30,

2012 (nine months)	$61
2013	60
$121

5.             EXCLUSIVE DISTRIBUTION AGREEMENT

On September 10, 2009, the Company and Simulscribe, entered into a Reseller Agreement pursuant to which Simulscribe will provide, and the Company became the exclusive reseller of, Simulscribe’s voice to text (VTT) services to wholesale customers.  Pursuant to the agreement, the Company also assumed all of Simulscribe’s wholesale customers.  The Company paid $3.5 million and issued a two-year promissory note for an additional $3.5 million for the assumption of the wholesale customer relationships and the exclusivity rights.  This note was paid in full in April 2011.  Additionally, the Company will pay a fee for the services provided by Simulscribe, and will pay up to an additional $10 million if the revenues generated from the Simulscribe services meet certain performance milestones within the first three years of the agreement (the “Additional Payments”), subject to acceleration in certain events, such as the Company’s failure to use commercially reasonable efforts to market the services or a change of control of the Company at a time that revenues from these services are on track to result in the payment ultimately being made. In the three months ended July 31, 2010, the Company recognized $41,000 of interest expense associated with amortizing the $0.3 million discount on the note as a component of other income (expense), net in the Condensed Consolidated Statements of Operations.

The Additional Payments are convertible into the Company’s common stock at Simulscribe’s option, and may be converted into the Company’s common stock at a conversion price of $5.00 per share; provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share. The value of the additional payments has not been recorded as of the date of the transaction pursuant to the accounting guidance related to the issuance of equity-based instruments to non-employees for the purchase of goods or services, as it is not probable of incurrence. In the event that payouts under the Additional Payments provisions of the agreement become probable of occurrence based on an assessment of customer revenue streams and the remaining duration of agreement and/or the conditions of the payout are met, the Company will record the fair value of the Additional Payments at that time.

As a result of this agreement, the Company recorded the total consideration at a fair value of $6.7 million and recorded assets associated with the exclusive distribution rights and transfer of customers.  The value assigned to the intangible assets, which are recorded in other assets on the face of the Condensed Consolidated Balance Sheet, was determined by valuing the discounted potential cash flows associated with each asset over the four year term of the agreement.  The asset associated with the transferred customer relationships will be amortized, on a tax deductible basis, to sales and marketing expense ratably over the four year term of the agreement and the asset associated with the distribution rights will be amortized, on a tax deductible basis, to cost of goods sold on a unit of revenue basis, similar to a royalty payment, at the rate of 25% of revenue recognized based on the base level of revenue anticipated in the Agreement attributable to the $7.0 million of consideration issued to date.  The Company recorded amortization expense associated with the distribution rights of approximately $0.2 million in each of the three month periods ended July 31, 2011 and 2010, respectively; and amortization expense associated with the customer relationships of approximately $0.2 million in each of the three month periods ended July 31, 2011 and 2010, respectively.  Subsequent to executing the Agreement, the Company hired one of the principle officers of Simulscribe to assume the position of Chief Strategy Officer at the Company.  His primary focus was on expansion of the wholesale market for voice transcription service.  This individual continues to hold a large ownership interest in Simulscribe.  As such, although he may have input into key decisions related to interaction between the Company and Simulscribe, the final decisions rest with the executive management team, of which he is not a member, and/or the Board of Directors.  This individual was also a major shareholder in Grid.com, which the Company acquired in February 2010. In the third quarter of fiscal 2011, the Chief Strategy Officer resigned; however, he continues to provide certain services to the Company as a consultant.

In the fourth quarter of fiscal 2010, the Company and Simulscribe, entered into an Amendment No. 1 to Reseller Agreement (the “Amendment”), amending the Reseller Agreement previously entered into between the Company and Simulscribe on September 10, 2009. Primarily, the Amendment permits the Company to provide services to all voice to text customers, both retail and wholesale. Among other things, the Amendment also contains additional changes to the Reseller Agreement to conform to the new structure, and provides that both the retail and wholesale services will count as “Additional Payments” for purposes of determining what amount, if any, of the $10.0 million contingent consideration will be paid to Simulscribe.  In consideration for the amendment, the Company agreed to pay an additional $0.3 million in seven equal quarterly installments.  The Company recognized this consideration as an addition to the customer relationship intangible asset, which amount is being amortized over the remainder of the 4 year life assigned to the original customer relationship intangible asset in September 2009. Four of the seven quarterly installments totaling $0.2 million were paid in cash. In April 2011, the promissory note for $3.5 million was paid in full 5 months early. In exchange for early payment of the note, Simulscribe waived the final three installment payments totaling $0.1 million, due under the amendment. As of April 30, 2011, this obligation had been paid in full.

The carrying value of the related intangible assets acquired, which are included in other assets, was as follows (in thousands):

	July 31, 2011
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(1,263)	$—	$1,251
Distribution rights	4,440	(1,371)	—	3,069
Total	$6,954	$(2,634)	$—	$4,320

	April 30, 2011
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(1,105)	$—	$1,409
Distribution rights	4,440	(1,125)	—	3,315
Total	$6,954	$(2,230)	$—	$4,724

Estimated future amortization expense for the customer relationship related intangible asset as of July 31, 2011 is as follows (in thousands):

Years ended April 30,

2012 (nine months)	$472
2013	581
2014	198

$1,251

6.             STOCKHOLDERS’ EQUITY

Employee Equity Plans

The Company utilizes a combination of Employee Stock Purchase, Stock Option and Restricted Stock plans as a means to provide equity ownership in the Company for its employees. In the three months ended July 31, 2011, 32,032 shares of common stock were issued under the Employee Stock Purchase Plan (“ESPP”) and 202,042 shares remain available for issuance under that plan as of July 31, 2011.

Activity under the stock option and restricted stock plans was as follows (in thousands, except exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balances, April 30, 2011	1,465	4,642	$3.77	$320
Restricted stock and restricted stock units issued	(33)
Restricted stock and restricted stock units forfeited	130
Options granted	(484)	484	1.05
Options exercised		(2)	0.87
Options forfeited	429	(429)	1.64
Options expired	70	(70)	6.99
Plan shares expired	(10)

Balances, July 31, 2011	1,567	4,625	$3.64	$144

(1) Shares available for grant include shares from the 1999 Non-Officer Equity Incentive Plan, the 2005 New Recruit Stock Option Plan, the 2005 New Recruit Stock Plan, and the 2006 Equity Incentive Plan that may be issued as either stock options, restricted stock or restricted stock units. Shares issued under the 2006 Equity Incentive Plan as stock bonus awards, stock purchase awards, stock unit awards, or other stock awards in which the issue price is less than the fair market value on the date of grant of the award count as the issuance of 1.3 shares for each share of common stock issued pursuant to these awards for purposes of the share reserve.

The aggregate intrinsic value of stock options exercised during the three months ended July 31, 2011 and 2010 was not material.

The weighted average remaining contractual term for outstanding options as of July 31, 2011, is 5.18 years.

The summary of options vested and exercisable at July 31, 2011 comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	4,432	$3.75	$139	5.00
Options exercisable	3,193	$4.69	$112	3.56

The summary of unvested restricted stock awards for the three months ended July 31, 2011, comprised (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2011	3	$3.55
Restricted stock issued	—	—
Restricted stock vested	(1)	4.35

Nonvested restricted stock, July 31, 2011	2	$3.31

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  The fair value of RSUs granted pursuant to the Company’s 2005 New Recruit Stock Option Plan and the 2006 Equity Incentive Plan is the product of the number of shares granted and the grant date fair value of our common stock. A summary of activity of RSUs for the three months ended July 31, 2011 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Nonvested restricted stock units, April 30, 2011	230	$1.07	1.1	$313
Restricted stock units issued	25	1.05
Restricted stock units forfeited	(100)	1.05

Nonvested restricted stock units, July 31, 2011	155	$1.08	1.1	$171
Restricted stock units expected to vest after July 31, 2011	70	$1.13	1.1	$77

For the three months ended July 31, 2011 and 2010, the total fair value of restricted shares that vested was $7,500 and $0.1 million, respectively.

As of July 31, 2011, there was approximately $0.9 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs that is expected to be recognized over a weighted-average period of 2.6 years for options and 1.6 years for restricted stock and restricted stock units.

The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation during the three months ended July 31, 2011 and 2010, for options granted and for employee stock purchases under the ESPP, are as follows:

	Three months ended July 31,
	2011	2010
Stock options:
Dividend yield(1)	—	—
Volatility factor(2)	0.70	0.67
Risk-free interest rate(3)	1.54%	2.0%
Expected life (years)(4)	4.7	4.7
Weighted average fair value of options granted during the period	$0.60	$0.81

Employee stock purchase plan:(5)

Dividend yield(1)	—	—
Volatility factor(2)	0.72	0.56
Risk-free interest rate(3)	0.19%	0.32%
Expected life (years)(4)	0.50	0.99
Weighted average fair value of employee stock purchases during the period	$0.43	$0.49

Restricted stock and restricted stock units:

Weighted average fair value of restricted stock and RSUs granted during the period	$1.05	$—

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

7.             BORROWING AGREEMENT

In August 2011, the Company renewed its $2.0 million line of credit with its bank.  The renewed line of credit has substantially the same terms as the prior line of credit and expires on July 31, 2012. There were no borrowings outstanding under the line of credit as of July 31, 2011 and the Company was in compliance with its financial covenants.

8.             INCOME TAXES

The guidance on Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The liability for uncertain tax positions, if recognized, will decrease the Company’s tax expense. The Company does not anticipate that the amount of liability for uncertain tax positions existing at July 31, 2011 will change significantly within the next 12 months.  Interest and penalties related to the liability for uncertain tax positions are included in provision for income taxes.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. Most U.S. and foreign jurisdictions have 3 to 10 years of open tax years. However, all the Company’s tax years since fiscal 1998 will be open to examination by the U.S. federal and certain state tax authorities due to the Company’s overall net operating loss and/or tax credit carryforward position.

The Company recorded a tax provision of $15,000 for the three months ended July 31, 2011 resulting in an effective tax rate of less than 1%.  The Company recorded a tax provision of $1,000 for the three months ended July 31, 2010 resulting in an effective tax rate of less than 1%. The effective tax rate for the three months ended July 31, 2011 and 2010 reflected the effects of a full valuation allowance against the federal and state net operating loss and tax credit carryforwards due to uncertainty as to the recoverability of those items due to the Company’s continuing operating losses. The tax provision for the quarter ended July 31, 2011 and 2010 is attributable to certain state and foreign jurisdictions in which the Company operates.

9.             COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any material legal proceedings.  From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business.  These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management’s attention.

Lease Commitments

The Company leases its principal office facilities of approximately 35,800 square feet, in Mountain View, California under a non-cancelable operating lease expiring on January 31, 2012, and is currently exploring alternative space requirements and facility options. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities.  As a result of the impacts of the reductions in force that began in fiscal 2008, in fiscal 2009 the Company abandoned approximately 11,200 square feet of its Mountain View, California headquarters and in December 2009 completed a sublease of the vacated space for the remainder of the contractual lease term. Both the lease and the sublease expired during the quarter ended July, 31, 2011.

At July 31, 2011, future minimum payments and related sublease receipts under the Company’s current operating leases are as follows (in thousands):

Years ending April 30,	Minimum Lease Payments	Sublease Payments	Net Lease Payments
2012 (six months)	$269	$—	$269

	$269	$—	$269

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

10.          REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company is a global telecommunications equipment supplier for voice networks. The Company develops, produces and sells voice quality enhancement solutions as well as voice applications solutions to telecommunication service providers worldwide. The Company’s voice quality enhancement solutions enable service providers to deliver consistently clear, end-to-end communications to their subscribers. The Company’s revenues are organized along two main product categories: products; and services, which are comprised of the Company’s new voice applications offerings as well as services in support of its voice quality enhancement solutions.  The Company currently operates in two business segments: the voice quality enhancement segment, which includes service revenues related to delivery of these solutions; and the voice applications segment.  The segments are determined in accordance with how management views and evaluates the Company’s business and based on the criteria as outlined in the authoritative guidance. A description of the types of products and services provided by each reportable segment is as follows:

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

Voice Applications Segment

The Company designs, develops, and markets value-added voice services that today are focused on messaging applications.  The Company’s goal is to expand the range of applications and services with the common goal of utilizing the human voice to interface with various aspects of day to day life which have been historically limited to keyboard interface.  The product portfolio may include voice -based interface with the web and web-based applications, including social networking and calendar applications.

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

Financial information for each reportable segment is as follows as of July 31, 2011 and April 30, 2011 and for the three months ended July 31, 2011 and 2010 (in thousands):

	Voice Quality Enhancement	Voice Applications	Total
For the three months ended July 31, 2011:
Revenue	$2,689	$1,000	$3,689
Contribution margin	821	(1,438)	(617)
As of July 31, 2011: Inventories	$4,753	$—	$4,753
For the three months ended July 31, 2010:
Revenue	$3,164	$875	$4,039
Contribution margin	992	(1,448)	(456)
As of April 30, 2011: Inventories	$4,689	$—	$4,689

The reconciliation of segment information to the Company’s condensed consolidated totals is as follows (in thousands):

	Three Months Ended
	July 31, 2011	July 31, 2010
Segment contribution margin	$(617)	$(456)
Corporate and unallocated costs	(2,182)	(3,049)
Stock-based compensation	(9)	(348)
Amortization of purchased intangibles	(20)	(20)
Interest and other income (expense), net	(19)	(9)

Loss before provision for income taxes	$(2,847)	$(3,882)

Geographic Data

Geographic revenue information comprises (in thousands):

	Three months ended July 31,
	2011	2010

USA	$3,312	$2,674
Asia Pacific	81	1,222
Middle East/Africa	265	55
Rest of World	31	88

Total	$3,689	$4,039

Sales for the three months ended July 31, 2011 included two customers that represented greater than 10% of total revenue (38% and 17%). Sales for the three months ended July 31, 2010 included three customers that represented greater than 10% of total revenue (29%, 17% and 13%).  As of July 31, 2011, the Company had three customers that represented greater than 10% of accounts receivable (33%, 30% and 13%).  At April 30, 2011, two customers represented greater than 10% of accounts receivable (21% and 37%).

The Company maintained substantially all of its property and equipment in the United States at July 31, 2011 and April 30, 2011.

11.          SUBSEQUENT EVENT

The Company has performed an evaluation of subsequent events through the date on which these financial statements in this Form 10-Q Report were filed with the SEC.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and Notes thereto for the year ended April 30, 2011 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 28, 2011. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our expected future financial operating results, plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See “Future Growth and Operating Results Subject to Risk” at the end of this Item 2 for factors that could cause future results to differ materially.

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

We also design, develop and market telecommunications software and services. We have built a software-centric extension to our voice quality offerings which provides VQA as well as other voice technologies such as mixing and keyword spotting, enabling the next generation of voice application.  We also market and develop voice-to-text applications, based on our exclusive reseller agreement with Simulscribe.  Voice-to-text utilizes much of the same core expertise in voice processing that underlies VQA.  The current primary market for voice-to-text is voicemail-to-text.  In the voicemail to text area we offer a broad spectrum of services, under the brand “PhoneTag”, including fully automated transcription services as well as transcription services that include human touch-up.  Using the same infrastructure we also offer transcription services for conference calls and other audio sources.

We sell our products primarily to wireline and wireless carriers.  We have experienced ebbs and flows in the level of demand from these carriers due to their level of network expansion, adoption of new technologies in their networks and the impacts of merger and other consolidation in the industry.  During the last three years, the downturn in business volume we have experienced seems to have been driven by three main factors: technology transitions; budgetary constraints; and the global economic crisis.

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

On the budgetary side, even before the world-wide financial crisis became clear, we began to see tighter budgetary spending on capital equipment in many regions of the world, but most importantly with our large domestic customers.  Spending on capital equipment appears to have been primarily targeted at equipment that could show a direct correlation with revenue generation as opposed to our historical product offerings, which although not a direct source of revenue for carriers is critical to the overall call experience and therefore to customer satisfaction, which in our opinion can ultimately translate into call revenue. Lastly, we believe that the current market conditions around the world have altered the pattern of purchasing decisions as carriers tighten their capital investment activity due to internal budget constraints and as tighter credit hampers their ability to borrow to facilitate network expansion and/or upgrades.

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

Beginning in fiscal 2009, we began shifting our development efforts to other product offerings that leverage off our expertise in voice technology.  One focus of these efforts has been to develop versions of our software that can be used on other vendor platforms that currently do not compete with our products. More recently we have shifted more of our development efforts to our voice services products, which have been actively deployed for some time at the consumer and small business level, and more recently have begun deployment for evaluation purposes at the carrier level.

In fiscal 2010, we entered into an exclusive worldwide distribution agreement with Simulscribe.  In conjunction with this agreement we obtained the exclusive right to market Simulscribe’s voice-to-text transcription services to customers around the world.  We believe that this voice-to-text transcription service provides a meaningful complement to our voice technology product offering, and also our existing customer base.  We believe that these products could help generate a more predictable revenue base, which we believe is less susceptible to our customer’s decisions on the timing and nature of the network expansions than our legacy product offerings have experienced on a stand alone basis.

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

Reseller Agreement.  In September 2009, we entered into a Reseller Agreement with Simulscribe pursuant to which we became the exclusive reseller of Simulscribe’s voice-to-text services to wholesale customers.  Pursuant to the agreement, we also assumed all of Simulscribe’s wholesale customers.  We paid $3.5 million and issued a two-year promissory note for an additional $3.5 million for the assumption of the wholesale customer contracts and the exclusivity right.  In April 2011, the promissory note was paid in full. Additionally, Ditech agreed to pay a fee for the services provided by Simulscribe, and will pay up to an additional $10.0 million if the revenues generated from the Simulscribe services meet certain performance milestones within the first three years of the agreement (the “Additional Payments”), subject to acceleration in certain events, such as our failure to use commercially reasonable efforts to market the services or a change of control of our company at a time that revenues from these services are on track to result in the payment ultimately being made.  The Additional Payments, should any be paid, are convertible into our common stock at Simulscribe’s option.  The Additional Payments may be converted into our common stock at a conversion price of $5.00 per share, provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share. In the fourth quarter of fiscal 2010, we amended our agreement with Simulscribe that extended our exclusive distribution rights to all customers, not just wholesale customers.  The agreement, and the related amendment, were accounted for as an asset acquisition and the value of the consideration given was allocated to the assets received as part of the transaction.

Our Customer Base.  Historically, the majority of our sales have been to customers in the United States. Domestic customers accounted for approximately 90% and 66% of our revenue during the three months ended July 31, 2011, and 2010, respectively.  The geographic mix of revenue reflects domestic demand for our legacy TDM business and our VoIP business, as well as the vast majority of our voice service product revenue being generated from domestic customers.  Our international business for the quarter ended July 31, 2011 was primarily concentrated in North Africa. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. Our international revenue has been largely driven by demand from customers in South East Asia, Northern Africa, the Middle East and Latin America. We expect our international demand for voice quality products to continue to be heavily influenced by these markets as they are experiencing the highest level of growth and commonly have the most need for cost effective solutions to address voice quality in their growing networks. However, we expect that international demand for our voice service products may be more heavily influenced by demand from Europe and Latin America which tend to be earlier adopters of new phone services than other international regions into which we have historically sold product.

Our revenue historically has come from a small number of customers. Our largest customer in the three months ended July 31, 2011, a domestic VoIP-based conference call provider, accounted for approximately 38% of our revenue.  In the three months ended July 31, 2010, our largest customer, a wireless carrier in South East Asia, accounted for approximately 29% of our revenue.  Our five largest customers accounted for approximately 68% and 64% of our revenue in the three months ended July 31, 2011 and 2010, respectively.  Consequently, the loss of, or significant decline in purchases by any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced over the last few fiscal years as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

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

Our significant accounting policies are more fully described in Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2011.  With the exception of the adoption of two new accounting standards which are discussed more fully in “Recent Accounting Guidance” below, we have not materially changed these policies from those reported in our Annual Report on Form 10-K for the year ended April 30, 2011.

Recent Accounting Guidance

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. Also in October 2009, the FASB amended the accounting standards for multiple-deliverable arrangements to (i) provide updated guidance on how the elements in a multiple-deliverable arrangement should be separated, and how the consideration should be allocated; (ii) require an entity to allocate revenue amongst the elements in an arrangement using estimated selling prices (“ESP”) if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of the selling price; and (iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

VSOE for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for an element falls within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, the Company considers major service groups, geographies, customer classifications, and other variables in determining VSOE.

TPE is determined based on competitor prices for similar deliverables when sold separately. The Company is typically not able to determine TPE for the Company’s products or services. Generally, the Company’s go-to-market strategy differs from that of the Company’s peers and the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When the Company is unable to establish the selling price of its elements using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to, pricing policies, internal costs, gross margin objectives, competitive landscapes, geographies, customer classes and distribution channels.

The Company adopted this accounting guidance at the beginning of its first quarter of the fiscal year ending April 30, 2012 for applicable arrangements originating or materially modified after April 30, 2011. The Company currently only enters into multiple element arrangements within the Voice Quality Enhancement segment as mentioned in footnote 10. The adoption of these accounting standards did not have a material impact on revenue recognized during the three months ended July 31, 2011.

The Company’s revenues in multiple element arrangements in the Voice Quality Enhancement segment are derived primarily from two sources: (i) products revenues which consist of hardware and software, and (ii) related support and service revenues. The Company’s products are telecommunications hardware with embedded software components such that the software functions together with the hardware to provide the essential functionality of the product. Therefore, the Company’s hardware deliverables are considered to be non-software elements and are excluded from the scope of industry-specific software revenue recognition guidance.

Although the Company cannot reasonably estimate the effect of the adoption on future financial periods as the impact may vary depending on the nature and volume of future sale contracts, this guidance does not generally change the units of accounting for the Company’s revenue transactions. The Company’s hardware (including essential software) products and services qualify as separate units of accounting because they have value to the customer on a stand-alone basis and the Company’s revenue arrangements generally do not include a general right of return relative to delivered products. The Company’s hardware (including essential software) is valued using ESP as mentioned above based on internal pricing policies. The Company’s services (which include annual service maintenance and installation services) are valued using VSOE as mentioned above based upon the contractually stated annual renewal rate. The rest of the Company’s revenue recognition policy is consistent with the policy in the Company’s annual report on Form 10-K as of April 30, 2011.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three Months Ended
	July 31,
	2011	2010
Revenue	100.0%	100.0%
Cost of goods sold	59.7	55.4
Gross Profit	40.3	44.6
Operating expenses:
Sales and marketing	37.4	50.3
Research and development	50.2	54.2
General and administrative	28.8	35.5
Amortization of purchased intangible assets	0.5	0.5
Total operating expenses	116.9	140.5
Loss from operations	(76.6)	(95.9)
Other income (expense), net	(0.5)	(0.2)
Loss before provision for income taxes	(77.1)	(96.1)
Provision for income taxes	0.4	0.0
Net loss	(77.5)%	(96.1)%

THREE MONTHS ENDED JULY 31, 2011 AND 2010.

Revenue.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2011	2010	from Prior Year
Revenue	$3,689	$4,039	$(350)

The decrease in revenue during the three months ended July 31, 2011 as compared to the three months ended July 31, 2010, was largely due to a decrease in sales of our legacy product and services of approximately 15%, or $0.5 million. This was partially offset by an increase of approximately $0.1 million, or 14%, in voice services revenue.

The company believes this decline in legacy product revenue is at least partially due to customary volatility in the timing of transactions for legacy TDM (Time-Division Multiplexing) and VoIP products, which the company has historically experienced with its legacy product line.  Although we believe that we have a number of meaningful opportunities for our legacy products, the process to convert these opportunities to revenue continues to be protracted and volatile. As our legacy product business is characterized by a relatively small number of high value transactions per quarter, the shift in the timing of a single transaction can materially impact our revenue for a period.  For the three months ended July 31, 2011, two customers accounted for more than 10% of total revenue (38% and 17%) with our largest customer being an international wireless provider.   The second and third greater than 10% customers have been our largest two customers for the last two years.

Geographically, our revenue in the quarter ended July 31, 2011 was primarily domestic at 90% of total worldwide revenue, which was an increase from 66% of domestic revenue reported in the three months ended July 31, 2010.   The increase in our domestic revenue was primarily due to the increase in domestic sales of our PVP products and the increase in voice services revenue, which to date has been largely driven by domestic customers.   Our international growth has primarily been dependent on our success in selling VQA. Although we continue to believe that there are meaningful international revenue opportunities, we continue to experience volatility in the purchasing cycles from our existing and prospective international customers, which has resulted in volatility in the level of international revenue from quarter to quarter. Most recently, potential changes in India’s import regulations related to technology-based products contributed to delays in our ability to close orders in that region, as we worked to understand the implication of the potential rule changes on our products and to ensure that our intellectual property was adequately protected. We plan to continue to invest in customer trials to attempt to capture the international revenue opportunities that exist for us.

Cost of Goods Sold and Gross Profit.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2011	2010	from Prior Year
Cost of goods sold	$2,204	$2,239	$(35)
Gross profit	$1,485	$1,800	$(315)
Gross margin %	40.3%	44.6%	(4.3	)pts

Cost of goods sold consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, subcontracted service provider costs, provisions for inventory and warranty expenses and other indirect costs.

The decrease in cost of goods sold was primarily driven by the decrease in business volume during the three months ended July 31, 2011 as compared to the three months ended July 31, 2010.  Our discussion of gross margin below discusses the other factors which are impacting cost of goods sold and resulting in the net decline in the gross margin percentage.

Our gross margin percentage decreased from the quarter ended July 31, 2011 as compared to July 31, 2010, by approximately 4.3 percentage points. This change is a result of our product mix for the three months ended July 31, 2011 being more heavily weighted to lower margin voice service revenue, and fixed manufacturing costs representing a larger percentage of revenue.  Although we have reduced our fixed manufacturing costs in real terms, they have increased as a percentage of revenue due to the decline in revenue experienced in the three months ended July 31, 2011.

Sales and Marketing.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2011	2010	from Prior Year
Sales and marketing	$1,378	$2,030	$(652)
% of revenue	37.4%	50.3%	(12.9	)pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The decrease in sales and marketing expense in the three months ended July 31, 2011 was largely due to ongoing cost reductions throughout the fiscal year ended April 30, 2011, including reductions in headcount, consultants, and related costs. The reduction in headcount had a direct impact on both base pay and variable compensation, which experienced a combined reduction of approximately $0.4 million.  The reduction in headcount also impacted consulting, travel and related expenses which experienced a $0.2 million decrease when compared to the three months ended July 31, 2010.  Additionally, depreciation expense decreased by $0.1 million due primarily to a decreased asset depreciation base as more of the company’s assets become fully depreciated.

Research and Development.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2011	2010	from Prior Year
Research and development	$1,852	$2,188	$(336)
% of revenue	50.2%	54.2%	(4.0	)pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products.  Research and development costs decreased in the three months ended July 31, 2011 as compared to the three months ended July 31, 2010, primarily due to approximately $0.2 million of decreased costs related to headcount and consulting expense. Additionally, there was a $0.1 million decrease in depreciation and equipment maintenance expense due primarily to an increase in fully depreciated assets.

General and Administrative.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2011	2010	from Prior Year
General and administrative	$1,063	$1,435	$(372)
% of revenue	28.8%	35.5%	(6.7	)pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The decrease in general and administrative expenses was primarily due to a decrease in stock compensation of approximately $0.3 million, due to the departure of one of our board members, who was previously our chief executive, in the three months ended July 31, 2011.  Additionally the company reduced its audit and legal fees by approximately $0.1 in the same quarter, as compared to the three months ended July 31, 2010.

Stock-based Compensation.

Stock-based compensation expense recognized in the three months ended July 31, 2011 and 2010 was as follows:

	Three months ended July 31,
$’s in thousands	2011	2010
Cost of good sold	$13	$21
Sales and marketing	49	109
Research and development	47	61
General and administrative	(100)	157
Total	$9	$348

The decline in stock based compensation is primarily due to the reversal of previously recognized expense on unvested options and restricted stock units, related to certain performance grants, due to the previous chief executive officer’s departure from our board of directors.  Additionally, there is a reduction in options outstanding as a result of the reductions in force that occurred over the last few years and therefore a reduction in stock-based compensation linked to options.  Further, as compensation related to older options, which were granted at higher fair values per share due to the stock price at the time of grant, become fully amortized, they are being replaced by newer option grants which are being issued at lower fair values due largely to the decline in our stock price.

Other Income (Expense), Net.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2011	2010	from Prior Year
Other income (expense), net	$(19)	$(9)	$(10)
% of revenue	(.5)%	(0.2)%	(.3	)pts

Other income (expense), net consists of interest income on our invested cash and cash equivalent balances, impairment charges on our long-term investments, foreign currency activities, and interest expense on a long-term convertible note payable. The decrease in other income (expense), net was due primarily to the sale of an intangible asset resulting in a loss of approximately $25,000.  A reduction of interest income due to a decrease in invested cash balances was offset in part by a reduction in interest expense due to the convertible note payable being paid in full in April 2011.  We expect that the returns on our cash and investments will continue to experience marginal declines as we continue to use cash as a result of our anticipated operating losses in the second quarter of the fiscal year ended April 30, 2012.  It is possible that we will experience further impairment charges on our remaining investment in preferred equity securities converted from auction rate securities, although we do not expect them to be material as there is only $0.1 million of carrying value remaining as of July 31, 2011.

Income Taxes.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2011	2010	from Prior Year
Provision for income taxes	$15	$1	$14
% of revenue	0.4%	0.0%	0.4	pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the three months ended July 31, 2011 and 2010 was less than 1%. This effective tax rate reflects our establishment of a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards.  As a result of this valuation allowance, our tax expense for the three months ended July 31, 2011 and 2010 is limited to certain minor state and foreign tax jurisdictions where we report limited profits.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2011 and April 30, 2011, we had cash and cash equivalents and investments totaling $25.6 million and $27.5 million, respectively. As of July 31, 2011, we had cash and cash equivalents of $22.8 million as compared to $24.1 million at April 30, 2011. Additionally we had $2.6 million and $3.4 million of short-term investments as of July 31, 2011 and April 30, 2011, respectively, and $0.1 million of long-term investments as of each of July 31, 2011 and April 30, 2011.  In August 2011, we renewed our $2 million line of credit facility with our bank.  The line of credit expires on July 31, 2012 and carries substantially the same terms as the old line of credit.   There were no amounts outstanding under the line as of July 31, 2011 or April 30, 2011.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Three months ended July 31,
$’s in thousands	2011	2010
Cash flow from operating activities	$(1,938)	$(3,009)

The net use of cash in operations for the three months ended July 31, 2011 was primarily attributable to the $2.9 million net loss experienced for the quarter, which was largely driven by softness in demand for our products as compared to our historical levels.  Further contributing to the net use of cash in operations was a $0.2 million increase in accounts receivable during the three months ended July 31, 2011 due to the reasons described below. Offsetting the negative impacts on cash flow from operations due to our continued operating losses, were non-cash operating expenses related to depreciation and amortization and stock compensation which contribute to our operating loss but does not result in a use of cash.

Our accounts receivable day’s sales outstanding at July 31, 2011 was approximately 51 days compared to 30 days at April 30, 2011.  The volatility in our day’s sales outstanding has been impacted by a non-linear pattern in our revenues and longer payment cycles attributable to our international customers.

We expect cash flows from operations to continue to be a use due to our continued operating losses.

	Three months ended July 31,
$’s in thousands	2011	2010
Cash flow from investing activities	$674	$231

We generated $0.7 million in cash in our investing activities during the three months ended July 31, 2011.  The cash generated was attributable to the net liquidation of short-term investments in the quarter ended July 31, 2011.

	Three months ended July 31,
$’s in thousands	2011	2010
Cash flow from financing activities	$36	$52

The cash flow from financing activities during the three months ended July 31, 2011 was due to funds received from the employee stock purchase plan and stock option exercises.  We expect to continue to have modest positive cash flows from financing activities due to employee stock plan activity.

We have no material commitments other than obligations under operating leases, particularly our facility lease, normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We also have an earn out obligation under the Simulscribe agreement, which could be as much as $10 million depending on the level of revenues achieved during the 3-year term of the agreement. We currently occupy approximately 35,800 square feet of space in our Mountain View, California headquarters. Our lease on this facility extends through January 31, 2012.  Our remaining lease obligation as of July 31, 2011, was approximately $0.3 million, down from approximately $0.5 million as of April 30, 2011.   We also had purchase commitments of approximately $0.4 million as of July 31, 2011, compared to approximately $0.7 million as of April 30, 2011.

We believe that we will be able to satisfy our cash requirements for at least the next twelve to eighteen months from our existing cash and short-term investments and our $2.0 million operating line of credit with our bank. The ability to fund our operations beyond the next twelve to eighteen months will depend on the overall demand for our products and services. Should we continue to experience significantly reduced levels of customer demand for our products compared to historical levels of purchases, we could need to find additional sources of cash during fiscal 2013 or be forced to further reduce our spending levels to protect our cash reserves.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 68% of our revenue in the first three months of fiscal 2012 and 67% and 75% of our revenue in fiscal 2011 and 2010, respectively. Our largest customer in the first quarter of fiscal 2012 accounted for approximately 38% of our revenue, as compared to our largest customers in fiscal 2011 and 2010, which accounted for 29% and 30% of our revenue, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels.

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

IN PERIODS OF WORSENING ECONOMIC CONDITIONS, OUR EXPOSURE TO CREDIT RISK AND PAYMENT DELINQUENCIES ON OUR ACCOUNTS RECEIVABLE SIGNIFICANTLY INCREASES.

A substantial majority of our outstanding accounts receivables are not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.  This exposure to credit risk is enhanced by our customer concentration; for example, 76% of our accounts receivable balance at July 31, 2011 was from three customers.

OUR CASH AND CASH EQUIVALENTS AND OUR SHORT AND LONG-TERM INVESTMENTS COULD BE ADVERSELY AFFECTED IF THE FINANCIAL INSTITUTIONS IN WHICH WE HOLD THESE FUNDS FAIL.

We maintain the cash and cash equivalents and our short and long-term investments with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents (other than our preferred equity securities that were converted from auction rate securities, which are classified as long-term investments); however, we can provide no assurance that access to our invested balances will not be impacted by adverse conditions in the financial and credit markets.

DESPITE OUR ENTRANCE INTO THE VOICE SERVICES MARKET, IN THE NEAR TERM WE CONTINUE TO REMAIN RELIANT PRIMARILY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

We expect that, at least through fiscal 2012, our primary business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, limits the rate of growth of this portion of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for the products we have sold in the last few fiscal years, which are deployed in mobile and wireline networks. Our Packet Voice Processor (PVP), targeted at the VoIP market, generated 38% of total revenue in the three months ended July 31, 2011, and 15% of total revenue in fiscal 2011.  Sales of our PVP product have been volatile from quarter to quarter.  As such, there is no guarantee that we will continue to be successful in selling the PVP in volume into those VoIP networks

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE WHICH COULD CAUSE OUR SALES TO DECLINE.

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

We have an exclusive world-wide distribution agreement with Simulscribe to sell their transcription services to customers (including but not limited to wireline and wireless carriers, and voice mail service providers). As part of our agreement with Simulscribe, we have assumed management responsibility of the third party manual transcription centers. The vast majority of our customer agreements for transcription services include service level requirements, which provide for penalties should the contract service levels not be maintained.  We believe we have put in adequate redundancy features to mitigate the risks of failing to meet our service level obligations and have not incurred any significant penalties to date for failure to meet these service level commitments.  However, if we or our third party manual transcription providers fail to meet the service level requirements, it could not only adversely impact our transcription service revenue but could also adversely impact our other voice services product revenues, should voice services customers lose confidence in our overall service offering.

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

 We face growing competition for our voice services business. Recently AT&T, Microsoft, Google, Yap and other smaller companies entered the voice services business. Independent software vendors could develop competing applications. These independent software companies have access to the necessary technology to develop competing applications. In addition, some of these independent software vendors have more experience with voice recognition technology. One of the largest competitors in the voice transcription market, Nuance, merged subsequent to our becoming the exclusive distributor of Simulscribe’s transcription service to wholesale customers. Although we believe we have certain technological advantages to certain of the transcription services offered by the combined company, the merger may impact our ability to close certain business opportunities that we believe exist in the transcription market. In addition, since a large portion of our voice services customers are direct retail customers, we also face the risk that carriers, including some of our wholesale customers, could offer competitive alternatives which would lure our retail customers away from us and adversely impact our voice services revenue.

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

OUR CASH RESOURCES MAY NOT BE SUFFICIENT TO ACQUIRE OR DEVELOP ADDITIONAL TECHNOLOGIES.

As of July 31, 2011, we had approximately $25.5 million in cash, cash equivalents and short-term investments. As a result, we may not be able to acquire companies or technologies, or develop new technologies, that we believe would be beneficial to our company and our stockholders. Further, if we experience a continued downturn in our business, we may need to rely on our cash reserves to fund our business during the period of the downturn which, if prolonged and severe, we may not be able to do.

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

Not Required

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

Disclosure Controls and Procedures

Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of July 31, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of July 31, 2011, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended July 31, 2011,  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2011, as filed with the SEC on July 28, 2011  have not substantively changed, except for the following risk factors:

1. The risk factor “We Depend On A Limited Number Of Customers, The Loss Of Any One Of Which Could Cause Our Revenue To Decrease,” was revised to include first quarter of fiscal 2012 financial and credit risk information associated with our customer concentration.

2. The risk factor “In Periods Of Worsening Economic Conditions, Our Exposure To Credit Risk And Payment Delinquencies On Our Accounts Receivable Significantly Increases” has been revised to include first quarter fiscal 2012 financial information.

3.  The risk factor “Our Cash Resources May Not Be Sufficient To Acquire Or Develop Additional Technologies” has been revised to include first quarter fiscal 2012 financial information.

4.  The risk factor “If India Moves  Forward  With Its Proposed Rule Changes Related To The Import Of Technology-Based Products Into India, We Could Experience a Prolonged Loss Of Business From That Important Region And/Or Subject Ourselves To Increased Risk Related To Loss Of Our Intellectual Property” has been deleted as we have no near term plans to export technology based products  into India at this time.

ITEM 6.  EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Networks, Inc.
Date: September 13, 2011	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document

3.1(1)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(2)	Bylaws of Ditech Networks, Inc., as amended and restated
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(3)	Specimen Stock Certificate
10.1(4)	2011 Executive Officer Cash Compensation Arrangements
10.2(4)	Cash Compensation Arrangements with Non-Employee Directors
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema Document

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* XBRL Taxonomy Extension Label Linkbase Document

101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

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

(4) Incorporated by reference from the exhibit with corresponding title from Ditech’s Annual Report on Form 10-K (File No. 000-26209), filed July 28, 2011.

* XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.