Form 10-Q
period 2011-10-31
DITECH NETWORKS INC
filed 2011-12-12
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

As of November 30, 2011, 26,753,414 shares of the Registrant’s common stock were outstanding.

Ditech Networks, Inc.

FORM 10-Q for the Quarter Ended October 31, 2011

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Networks, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2011	2010	2011	2010
Revenue
Product revenue	$1,179	$1,758	$2,376	$4,099
Service revenue	2,025	1,894	4,517	3,592
Total revenue	3,204	3,652	6,893	7,691

Cost of revenue
Product revenue	686	937	1,533	2,011
Service revenue	1476	1,325	2,833	2,490
Total cost of revenue(1)	2,162	2,262	4,366	4,501

Gross profit	1,042	1,390	2,527	3,190

Operating expenses:
Sales and marketing (1)	1,368	1,904	2,746	3,934
Research and development (1)	1,758	1,917	3,610	4,105
General and administrative (1)	940	1,128	2,003	2,563
Amortization of purchased intangible assets	20	20	40	40

Total operating expenses	4,086	4,969	8,399	10,642

Loss from operations	(3,044)	(3,579)	(5,872)	(7,452)
Other income (expense), net	8	(15)	(11)	(24)

Loss before provision for (benefit from) income taxes	(3,036)	(3,594)	(5,883)	(7,476)
Provision for (benefit from) income taxes	(3)	(18)	12	(17)

Net loss	$(3,033)	$(3,576)	$(5,895)	$(7,459)

Per share data:
Basic and diluted:
Net loss	$(0.11)	$(0.14)	$(0.22)	$(0.28)

Weighted shares used in per share calculation:
Basic and diluted	26,421	26,352	26,420	26,349
Cost of revenue	$13	$23	$26	$44
Sales and marketing	35	121	84	230
Research and development	50	79	97	140
General and administrative	67	171	(33)	328

(1)           Stock-based compensation expense was as follows for the periods:

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	October 31, 2011	April 30, 2011

Assets
Cash and cash equivalents	$21,147	$24,062
Short-term investments	3,360	3,360
Accounts receivable, net of allowance for doubtful accounts of $66 at October 31, 2011 and $249 at April 30, 2011	1,583	1,851
Inventories	4,637	4,689
Other current assets	397	327

Total current assets	31,124	34,289

Long-term investments	100	100
Property and equipment, net	851	1,164
Purchased intangibles, net	101	441
Other assets	3,894	4,724

Total assets	$36,070	$40,718

Liabilities and Stockholders’ Equity
Accounts payable	$1,261	$858
Accrued expenses	1,552	1,632
Deferred revenue	1,235	530
Income taxes payable	57	50
Total current liabilities	4,105	3,070

Commitments and contingencies (Note 9)

Common stock, $0.001 par value: 55,000 shares authorized and 26,581 shares issued and outstanding at October 31, 2011, and 200,000 shares authorized and 26,545 shares issued and outstanding at April 30, 2011	26	26
Additional paid-in capital	268,560	268,348
Accumulated deficit	(236,621)	(230,726)

Total stockholders’ equity	31,965	37,648

Total liabilities and stockholders’ equity	$36,070	$40,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended October 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(5,895)	$(7,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,213	1,404
Accretion of interest on convertible note payable	—	83
Loss on disposal of purchased intangibles and property and equipment	63	—
Stock-based compensation expense	174	742
Amortization of purchased intangibles	40	40
Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	268	(190)
Inventories	52	365
Other current assets	(70)	272
Income taxes payable	7	16
Accounts payable	403	288
Accrued expenses and other accrued liabilities	(80)	(694)
Deferred revenue	705	(242)

Net cash used in operating activities	(3,120)	(5,375)

Cash flows from investing activities:
Purchases of property and equipment	(67)	(22)
Proceeds from sale of purchased intangibles	234	—
Purchases of available for sale investments	(4,320)	(3,360)
Sales and maturities of available for sale investments	4,320	5,520

Net cash provided by investing activities	167	2,138

Cash flows from financing activities:
Proceeds from employee stock plan issuances	38	58

Net cash provided by financing activities	38	58

Net decrease in cash and cash equivalents	(2,915)	(3,179)

Cash and cash equivalents, beginning of period	24,062	29,634

Cash and cash equivalents, end of period	$21,147	$26,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DITECH NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             DESCRIPTION OF BUSINESS

Ditech Networks, Inc. (the “Company”) designs, develops and markets telecommunications equipment and services for use in wireline, wireless, satellite and Internet Protocol (“IP”) telecommunications networks. The Company’s products enhance and monitor voice quality and provide security in the delivery of voice services. In addition, the Company has entered the voice services market of telecommunications by developing and marketing voice products that can be used by phone customers to have voice messages transcribed into textual messages, and which also allows for interaction with web-based applications. The Company has established a direct sales force that sells its products in the U.S. and internationally. In addition, the Company is expanding its use of value added resellers and distributors in an effort to broaden its sales channels. This expanded use of value added resellers and distributors has occurred primarily in the Company’s international markets.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of October 31, 2011, and for the three and six month periods ended October 31, 2011 and 2010, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. The April 30, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for the interim periods ended October 31, 2011 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2011, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 28, 2011, file number 000-26209.

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

The Company adopted this accounting guidance at the beginning of its first quarter of the fiscal year ending April 30, 2012 for applicable arrangements originating or materially modified after April 30, 2011. The Company currently only enters into multiple element arrangements within the Voice Quality Enhancement segment as mentioned in Note 10 of these Notes to the Condensed Consolidated Financial Statements. The adoption of these accounting standards has not had a material impact on revenue recognized since adoption.

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

Although the Company cannot reasonably estimate the effect of the adoption on future financial periods as the impact may vary depending on the nature and volume of future sale contracts, this guidance does not generally change the units of accounting for the Company’s revenue transactions. The Company’s hardware (including essential software) products and services qualify as separate units of accounting because they have value to the customer on a stand-alone basis and the Company’s revenue arrangements generally do not include a general right of return relative to delivered products. The Company’s hardware (including essential software) is valued using ESP as mentioned above based on internal pricing policies. The Company’s services (which include annual service maintenance and installation services) are valued using VSOE as mentioned above based upon the contractually stated annual renewal rate. The rest of the Company’s revenue recognition policy is consistent with the policy in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Computation of Loss per Share

Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three and six month periods ended October 31, 2011 and 2010 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.  For the three and six month periods ended October 31, 2011, weighted average common stock equivalents, primarily options and restricted stock units, totaling 4,052,500 shares and 4,417,250 shares, respectively, were excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive. The diluted loss per share for the three and six months ended October 31, 2011 also excludes the impact of 100,000 shares potentially issuable under the warrant issued as part of the Grid acquisition. See Note 4 of these Notes to the Condensed Consolidated Financial Statements for a further discussion of the Grid transaction. For the three and six month periods ended October 31, 2010, weighted average common stock equivalents, primarily options, totaling approximately 5,627,000 shares and 5,661,000 shares, respectively, were excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive. The diluted loss per share for the for the three and six months ended October 31, 2010 also excludes the impact of 1,000,000 shares that had been potentially issuable upon conversion of Simulscribe’s convertible note payable and 100,000 shares potentially issuable under the warrant issued as part of the Grid acquisition.  See Notes 4 and 5 of these Notes to the Condensed Consolidated Financial Statements for a further discussion of the Simulscribe and Grid transactions, respectively.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	October 31,		October 31,
	2011	2010	2011	2010
Net loss per share, basic and diluted:
Net loss	$(3,033)	$(3,576)	$(5,895)	$(7,459)

Basic and diluted:
Weighted average shares outstanding	26,422	26,363	26,421	26,362
Less restricted stock included in weighted shares outstanding subject to vesting	(1)	(11)	(1)	(13)
Shares used in calculation of basic and diluted loss per share amounts	26,421	26,352	26,420	26,349

Net loss per share, basic and diluted	$(0.11)	$(0.14)	$(0.22)	$(0.28)

Comprehensive Income (Loss)

For the three and six month periods ended October 31, 2011 and 2010, there was no difference between reported net loss and comprehensive loss.

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

The fair value of restricted stock awards and restricted stock units (“RSUs”) is the product of the number of shares granted and the grant date fair value of the Company’s stock. Restricted stock awards and RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of restricted stock awards and RSUs is subject to the employee’s continuing service to the Company. Restricted stock awards and RSUs generally vest over a period of four years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures

In the periods presented, the Company has issued non-vested stock options and restricted stock units with performance goals to certain senior members of management. The number of non-vested stock options or non-vested restricted stock units underlying each award may be determined based on a range of attainment within defined performance goals. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and the number of non-vested stock options or non-vested restricted stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the Company’s initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. In the six months ended October 31, 2011, the Company reversed approximately $0.1 million of previously recognized expense on unvested stock options and restricted stock units related to certain performance grants, due to the previous chief executive officer’s departure from the Company’s board of directors.

There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in the three and six months ended October 31, 2011 and 2010. The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

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

Short term investments consist primarily of certificates of deposit and long-term investments consist of asset backed preferred equity securities. The Company’s investment securities are maintained at a major financial institution, are classified as available-for-sale, and are recorded on the Condensed Consolidated Balance Sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. In the three and six months ended October 31, 2011 and 2010, the Company realized no gains or losses on its investments.

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

3.             BALANCE SHEET ACCOUNTS

Inventories

Inventories comprised (in thousands):

	October 31, 2011	April 30, 2011

Raw materials	$45	$37
Finished goods	4,592	4,652

Total	$4,637	$4,689

Stock-based compensation included in inventories was not material at October 31, 2011 and April 30, 2011, respectively.

Investments

The following table summarizes the Company’s investments as of October 31, 2011 (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificates of deposit	$3,360	$—	$—	$3,360
Asset backed preferred equity securities	9,975	—	(9,875)	100
Total	$13,355	$—	$(9,875)	$3,460

The following table summarizes the Company’s investments as of April 30, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,360	$—	$—	$3,360
Asset backed preferred equity securities	9,975	—	(9,875)	100
Total	$13,335	$—	$(9,875)	$3,460

As of April 30, 2011 and October 31, 2011, all of the Company’s short-term investments were held in certificates of deposit and long-term investments were held in asset backed preferred equity securities. The long-term investments are tied to auction rate securities that failed to settle at auction beginning in fiscal 2008, for which there appears to be no near-term market. Although these securities would normally be classified as short-term, as they typically settle every 28 days, they have been reclassified to long-term pending them settling at auction. As of October 31, 2011 and April 30, 2011, the Company continued to hold asset backed preferred equity securities with a par value of $10.0 million and a carrying value of $0.1 million.

For the three and six months ended October 31, 2011 and 2010, no gains or losses were realized on the sale of short-term and long-term investments. There were no unrealized holding gains or losses included in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets as of October 31, 2011 and April 30, 2011.

The Company uses the concept of fair value based on estimated discounted future cash flows to value its asset backed preferred equity securities that included the following significant inputs and considerations, which have been applied on a consistent basis for all periods presented:

•                  projected interest income and principal payments through the expected holding period;

•                  the impact of penalty interest provisions on the likelihood and timing of redemption of the underlying security by its issuer;

•                  a market risk adjusted discount rate, which was based on actual securities traded in the open market that had similar collateral composition to the asset backed preferred equity securities as of October 31, 2011, adjusted for an expected yield premium to compensate for the current lack of liquidity resulting from failing auctions for such securities; and

•                  in the case of one of the Company’s auction rate securities which was converted into AMBAC preferred shares, default or collateral value risk adjustments were considered for the discount rate, because AMBAC continues to be down graded by rating agencies and is experiencing increasing liquidity issues.

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

When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds and certain certificates of deposit, which are reported under investments, such items are classified in Level 1 of the fair value hierarchy. At October 31, 2011 and April 30, 2011, there were no active markets for the Company’s asset backed preferred equity securities resulting from converted auction rate securities, or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2011 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds-recurring	$19,613	$19,613	$—	$—
Certificates of deposit-recurring	3,600	3,600	—	—
Asset backed preferred equity securities-recurring	100	—	—	100

Total	$23,313	$23,313	$	$100

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2011 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds-recurring	$19,040	$19,040	$—	$—
Certificates of deposit-recurring	3,360	3,360	—	—
Asset backed preferred equity securities-recurring	100	—	—	100

Total	$22,500	$22,400	$—	$100

The following table presents the changes in the Level 3 fair value category for the six months ended October 31, 2011 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
		Impairment Loss Recognized	Unrealized Gain Recognized in Other	Purchases, (Sales), Accretion of Interest,	Transfers in	October
	April 30,	in	Comprehensive	Issuances and	and/or (out)	31,
	2011	Earnings	Income (Loss)	(Settlements)	of Level 3	2011

Assets
Asset backed preferred equity securities	$100	$—	$—	$—	$—	$100

The following table presents the changes in the Level 3 fair value category for the year ended April 30, 2011 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
	May 1,	Impairment Loss Recognized in	Unrealized Gain Recognized in Other Comprehensive	Purchases, (Sales), Accretion of Interest, Issuances and		Transfers in and/or (out)	April 30,
	2010	Earnings	Income (Loss)	(Settlements)		of Level 3	2011

Assets
Asset backed preferred equity securities	$100	$—	$—	$—		$—	$100

Liabilities
Long-term convertible note payable	$3,277	$—	$—	$(3,277	) (1)	$—	$—

(1)          Reflects the payment of a $3.5 million non-interest bearing convertible note payable to Simulscribe in conjunction with the Company’s exclusive distribution agreement.  The note was recorded at an initial fair value of $3.2 million and approximately $0.2 million of interest had been accreted.

Accrued expenses

Accrued expenses comprised (in thousands):

	October 31, 2011	April 30, 2011
Accrued employee compensation	$1,120	$1,109
Accrued warranty	113	139
Accrued restructuring costs	9	42
Other accrued expenses	310	342
Total	$1,552	$1,632

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

Changes in the warranty accrual, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, were as follows (in thousands):

	Three months ended		Six months ended
	October 31,		October 31,
	2011	2010	2011	2010

Balance as of the beginning of the fiscal period	$138	$254	$139	$301
Provision for warranties issued during fiscal period	(14)	20	—	32
Warranty costs incurred during fiscal period	(11)	(25)	(26)	(34)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	—	(53)	—	(103)

Balance as of October 31	$113	$196	$113	$196

Reduction in Force.

In July 2011, the Company initiated a reduction in force that was completed by October 31, 2011, in an ongoing attempt to reduce operating expenses.  The affected employees were notified in July 2011.  As a result, the Company reduced its headcount by approximately 8%, and realized charges of approximately $130,000 for severance and related charges, $9,000 of which has been reflected as an accrued expense at October 31, 2011, and represents accrued expense for outplacement services available to the affected employees through September 2012. No such charge was recorded in the three or six months ended October 31, 2010.

At April 30, 2011, accrued expense included a balance of $42,000 pertaining to a facility abandonment charge resulting from the reduction in force in November 2009.  The related sublease expired fully on July 31, 2011.

Reduction in force costs for the three and six month periods ended October 31, 2011 and 2010 were as follows (in thousands):

	Three months ended		Six months ended
	October 31,		October 31,
$s in thousands	2011	2010	2011	2010
Cost of revenue	$—	$—	$45	$—
Sales and marketing	(13)	—	36	—
Research and development	—	—	28	—
General and administrative	21	—	21	—
Total	$8	$—	$130	$—

The Company’s Voice Quality Enhancement segment incurred $8,000 and $120,000 of reduction in force costs during the three and six months ended October 31, 2011, respectively, and $10,000 was incurred by the Voice Applications segment during the six months ended October 31, 2011.

4.          PURCHASED INTANGIBLES

The carrying value of purchased intangible assets acquired in business combinations is as follows (in thousands):

	Gross Value	Accumulated Amortization	Net Value
Purchased Intangible Assets
Core technology	$242	$(141)	$101
Total	$242	$(141)	$101

	Gross Value	Accumulated Amortization	Net Value
Purchased Intangible Assets
Core technology	$242	$(101	$141
URL	300	—	300
Total	$542	$(101	$441

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

The Company recorded $40,000, in the six months ended October 31, 2011 and 2010, respectively, of amortization of purchased intangible assets.

Estimated future amortization expense for the core technology purchased intangible asset as of October 31, 2011 is as follows (in thousands):

Years ended April 30,

2012 (six months)	$40
2013	61
$101

5.          EXCLUSIVE DISTRIBUTION AGREEMENT

On September 10, 2009, the Company and Simulscribe, entered into a Reseller Agreement pursuant to which Simulscribe will provide, and the Company became the exclusive reseller of, Simulscribe’s voice to text (“VTT”) services to wholesale customers.  Pursuant to the agreement, the Company also assumed all of Simulscribe’s wholesale customers.  The Company paid $3.5 million and issued a two-year promissory note for an additional $3.5 million for the assumption of the wholesale customer relationships and the exclusivity rights.  This promissory note was paid in full in April 2011.  Additionally, the Company will pay a fee for the services provided by Simulscribe, and will pay up to an additional $10 million if the revenues generated from the Simulscribe services meet certain performance milestones within the first three years of the agreement (the “Additional Payments”), subject to acceleration in certain events, such as the Company’s failure to use commercially reasonable efforts to market the services or a change of control of the Company at a time that revenues from these services are on track to result in the payment ultimately being made. For the three and six months ended October  31, 2010, the Company recognized $41,000 and $83,000, respectively, of interest expense associated with amortizing the $0.3 million discount on the note as a component of other income (expense), net in the Condensed Consolidated Statements of Operations.

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

As a result of this agreement, the Company recorded the total consideration at a fair value of $6.7 million and recorded assets associated with the exclusive distribution rights and transfer of customers.  The value assigned to the intangible assets, which are recorded in other assets on the face of the Condensed Consolidated Balance Sheet, was determined by valuing the discounted potential cash flows associated with each asset over the four year term of the agreement.  The asset associated with the transferred customer relationships will be amortized, on a tax deductible basis, to sales and marketing expense ratably over the four year term of the agreement and the asset associated with the distribution rights will be amortized, on a tax deductible basis, to cost of revenue on a unit of revenue basis, similar to a royalty payment, at the rate of 25% of revenue recognized based on the base level of revenue anticipated in the agreement attributable to the $7.0 million of consideration issued to date.  The Company recorded amortization expense associated with the distribution rights of approximately $0.5 million for each of the six months ended October 31, 2011 and 2010, respectively; and amortization expense associated with the transfer of customers of approximately $0.3 million for each of the six month periods ended October 31, 2011, and 2010. The Company recorded amortization expense associated with the distribution rights of approximately $0.3 million and $0.2 million for the three months ended October 31, 2011 and 2010, respectively, and amortization expense associated with the transfer of customers of approximately $0.2 million for the three months ended October 31, 2011 and 2010.  Subsequent to executing the agreement, the Company hired one of the principle officers of Simulscribe to assume the position of Chief Strategy Officer at the Company.  His primary focus was on expansion of the wholesale market for voice transcription service.  This individual continues to hold a large ownership interest in Simulscribe.  As such, although he may have input into key decisions related to interaction between the Company and Simulscribe, the final decisions rest with the executive management team, of which he is not a member, and/or the Board of Directors.  This individual was also a major shareholder in Grid.com, which the Company acquired in February 2010. In the third quarter of fiscal 2011, the Chief Strategy Officer resigned; however, he continues to provide certain services to the Company as a consultant.

In the fourth quarter of fiscal 2010, the Company and Simulscribe, entered into an Amendment No. 1 to Reseller Agreement (the “Amendment”), amending the Reseller Agreement previously entered into between the Company and Simulscribe on September 10, 2009. Primarily, the Amendment permits the Company to provide services to all VTT customers, both retail and wholesale. Among other things, the Amendment also contains additional changes to the Reseller Agreement to conform to the new structure, and provides that both the retail and wholesale services will count as “Additional Payments” for purposes of determining what amount, if any, of the $10.0 million contingent consideration will be paid to Simulscribe.  In consideration for the Amendment, the Company agreed to pay an additional $0.3 million in seven equal quarterly installments.  The Company recognized this consideration as an addition to the customer relationship intangible asset, which amount is being amortized over the remainder of the 4 year life assigned to the original customer relationship intangible asset in September 2009. Four of the seven quarterly installments totaling $0.2 million were paid in cash. In April 2011, the promissory note for $3.5 million was paid in full 5 months early. In exchange for early payment of the promissory note, Simulscribe waived the final three installment payments totaling $0.1 million, due under the Amendment. As of April 30, 2011, this obligation had been paid in full.

The carrying value of the related intangible assets acquired, which are included in other assets, was as follows (in thousands):

	October 31, 2011
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(1,420)	$—	$1,094
Distribution rights	4,440	(1,640)	—	2,800
Total	$6,954	$(3,060)	$—	$3,894

	April 30, 2011
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(1,105)	$—	$1,409
Distribution rights	4,440	(1,125)	—	3,315
Total	$6,954	$(2,230)	$—	$4,724

Estimated future amortization expense for the customer relationship related intangible asset as of October 31, 2011 is as follows (in thousands):

Years ended April 30,

2012 (six months)	$315
2013	581
2014	198

$1,094

Since the distribution rights are being amortized based on the level of revenue recognized, the amortization expense cannot be estimated for future periods.

6.          STOCKHOLDERS’ EQUITY

Common Stock

At the Company’s annual shareholder meeting on September 16, 2011, shareholders approved a reduction in the number of authorized common shares from 200 million to 55 million shares.  Accordingly, as of October 31, 2011, the number of authorized shares is 55 million and the number issued and outstanding was 26,580,681.

Preferred Stock

On September 16, 2011, there being no shares of the Series A Junior Participating Preferred Stock outstanding, the Series A Junior Participating Preferred Stock was eliminated from the Company’s Certificate of Incorporation.

Employee Equity Plans

The Company utilizes a combination of Employee Stock Purchase, Stock Option and Restricted Stock plans as a means to provide equity ownership in the Company for its employees. In the six months ended October 31, 2011, 32,032 shares of common stock were issued under the Employee Stock Purchase Plan (“ESPP”) and 202,042 shares remained available for issuance under that plan as of October 31, 2011.

Activity under the stock option and restricted stock plans was as follows (in thousands, except exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balances, April 30, 2011	1,465	4,642	$3.77	$320
Restricted stock and restricted stock units issued	(33)
Restricted stock and restricted stock units forfeited	132
Options granted	(538)	538	1.05
Options exercised		(4)	0.85
Options forfeited	450	(450)	1.62
Options expired	829	(829)	5.12
Plan shares expired	(188)

Balances, October 31, 2011	2,117	3,897	$3.36	$38

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

The weighted average remaining contractual term for outstanding options as of October 31, 2011, is 5.92 years.

The summary of options vested and exercisable at October 31, 2011 comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	3,734	$3.46	$38	5.77
Options exercisable	2,570	$4.45	$37	4.44

The summary of unvested restricted stock awards for the six months ended October 31, 2011, comprised (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2011	3	$3.55
Restricted stock issued	—	—
Restricted stock vested	(2)	4.35

Nonvested restricted stock, October 31, 2011	1	$2.92

RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  A summary of activity of RSUs for the six months ended October 31, 2011 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Nonvested restricted stock units, April 30, 2011	230	$1.07	1.1	$313
Restricted stock units issued	25	1.05
Restricted stock units forfeited	(100)	1.05

Nonvested restricted stock units, October 31, 2011	155	$1.08	1.1	$171
Restricted stock units expected to vest after October 31, 2011	70	$1.13	1.1	$61

For the six months ended October 31, 2011 and 2010, the total fair value of restricted stock awards that vested was $14,000 and $0.1 million, respectively.

As of October 31, 2011, there was approximately $0.7 million of total unrecognized compensation cost related to stock options and restricted stock/RSUs that is expected to be recognized over a weighted-average period of 2.5 years for options and 1.4 years for restricted stock and restricted stock units.

The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation during the three and six month periods ended October 31, 2011 and 2010, for options granted and for employee stock purchases under the ESPP, are as follows:

	Three months ended October 31,		Six months ended October 31,
	2011	2010	2011	2010

Stock options:
Dividend yield(1)	—	—	—	—
Volatility factor(2)	0.71	0.69	0.70	0.67
Risk-free interest rate(3)	1.19%	1.18%	1.5%	1.8%
Expected life (years)(4)	4.7	4.6	4.7	4.6
Weighted average fair value of options granted during the period	$0.60	$0.60	$0.60	$0.75

Employee stock purchase plan:(5)
Dividend yield(1)	—	—	—	—
Volatility factor(2)	—	—	0.72	0.56
Risk-free interest rate(3)	—%	—%	0.19%	0.32%
Expected life (years)(4)	—	—	0.50	0.99
Weighted average fair value of employee stock purchases during the period	$—	$—	$0.43	$0.49

Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$1.05	$—	$1.05	$—

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

(5)  Assumptions for the ESPP relate to the most recent enrollment period. Enrollment is currently permitted in May and November of each year.

7.          BORROWING AGREEMENT

In August 2011, the Company renewed its $2.0 million line of credit with its bank.  The renewed line of credit has substantially the same terms as the prior line of credit and expires on July 31, 2012. There were no borrowings outstanding under the line of credit as of October 31, 2011 and the Company was in compliance with its financial covenants.

8.          INCOME TAXES

The guidance on Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The liability for uncertain tax positions, if recognized, will decrease the Company’s tax expense. The Company does not anticipate that the amount of liability for uncertain tax positions existing at October 31, 2011 will change significantly within the next 12 months.  Interest and penalties related to the liability for uncertain tax positions are included in provision for income taxes.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. Most U.S. and foreign jurisdictions have 3 to 10 years of open tax years. However, all the Company’s tax years since fiscal 1998 will be open to examination by the U.S. federal and certain state tax authorities due to the Company’s overall net operating loss and/or tax credit carryforward position.

The Company recorded a tax benefit of $3,000 and a tax provision of $12,000, respectively, for the three and six months ended October 31, 2011, resulting in an effective tax rate of less than 1%.  The Company recorded a tax benefit of $18,000 and $17,000, respectively, for the three and six months ended October 31, 2010 resulting in an effective tax rate of less than 1%. The effective tax rate for the three and six months ended October 31, 2011 and 2010 reflected the effects of a full valuation allowance against the federal and state net operating loss and tax credit carryforwards due to uncertainty as to the recoverability of those items due to the Company’s continuing operating losses. The tax benefit for the three months ended October 31, 2011 and 2010, and for the six months ended October 31, 2010, and the tax provision for the six months ended October 31, 2011, is each attributable to certain state and foreign jurisdictions in which the Company operates.

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

At October 31, 2011, future minimum payments and related sublease receipts under the Company’s current operating leases are as follows (in thousands):

Years ending April 30,	Minimum Lease Payments	Sublease Payments	Net Lease Payments
2012 (three months)	$134	$—	$134

	$134	$—	$134

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

10.          REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company is a global telecommunications equipment supplier for voice networks. The Company develops, produces and sells voice quality enhancement solutions as well as voice applications solutions to telecommunication service providers worldwide. The Company’s voice quality enhancement solutions enable service providers to deliver consistently clear, end-to-end communications to their subscribers. The Company’s revenues are organized along two main product categories: products and services, which are comprised of the Company’s new voice applications offerings as well as services in support of its voice quality enhancement solutions.  The Company currently operates in two business segments: the voice quality enhancement segment, which includes service revenues related to delivery of these solutions; and the voice applications segment.  The segments are determined in accordance with how management views and evaluates the Company’s business and based on the criteria as outlined in the authoritative guidance. A description of the types of products and services provided by each reportable segment is as follows:

Voice Quality Enhancement Segment

The Company designs, develops, and markets stand-alone and system-based voice quality products for circuit-switched and Voice over Internet Protocol (“VoIP”) mobile networks throughout the world. The Company’s products feature high-capacity, high-availability hardware systems coupled with a sophisticated array of voice optimization and measurement software to enhance the quality of voice communications.  In addition to the hardware systems that comprise this segment, the Company also includes services such as maintenance, training and installation which support the hardware system sales.

Voice Applications Segment

The Company designs, develops, and markets value-added voice services that today are focused on messaging applications.  The Company’s goal is to expand the range of applications and services with the common goal of utilizing the human voice to interface with various aspects of day to day life which have been historically limited to keyboard interface.  The product portfolio may include voice based interface with the web and web-based applications, including social networking and calendar applications.

Segment Revenue and Contribution Margin

Segment contribution margin includes all product line segment revenues less the related cost of revenue, marketing and engineering expenses directly identifiable to each segment. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and information technology costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, stock-based compensation expenses, acquisition-related integration costs, amortization and impairment of purchased intangible assets, restructuring costs, interest and other income (expense), net.

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

Financial information for each reportable segment is as follows as of October 31, 2011 and April 30, 2011 and for the three and six months ended October 31, 2011 and 2010 (in thousands):

	Voice Quality Enhancement	Voice Applications	Total
For the three months ended October 31, 2011:
Revenue	$2,120	$1,084	$3,204
Contribution margin	527	(1,535)	(1,008)
As of October 31, 2011: Inventories	4,637	—	4,637
For the three months ended October 31, 2010:
Revenue	$2,748	$904	$3,652
Contribution margin	894	(1,411)	(517)
As of April 30, 2011: Inventories	4,689	—	4,689
For the six months ended October 31, 2011:
Revenue	$4,809	$2,084	$6,893
Contribution margin	1,348	(2,973)	(1,625)

For the six months ended October 31, 2010:
Revenue	$5,912	$1,779	$7,691
Contribution margin	1,888	(2,860)	(972)

The reconciliation of segment information to the Company’s condensed consolidated totals is as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Segment contribution margin	$(1,008)	$(517)	$(1,625)	$(972)
Corporate and unallocated costs	(1,851)	(2,648)	(4,033)	(5,698)
Stock-based compensation expense	(165)	(394)	(174)	(742)
Amortization of purchased intangible assets	(20)	(20)	(40)	(40)
Other income (expense), net	8	(15)	(11)	(24)

Loss before provision for (benefit from) income taxes	$(3,036)	$(3,594)	$(5,883)	$(7,476)

Geographic Data

Geographic revenue information comprises (in thousands):

	Three months ended October 31,		Six months ended October 31,
	2011	2010	2011	2010

USA	$2,784	$2,938	$6,096	$5,612
Middle East/Africa	—	55	265	110
Europe	45	5	68	87
Canada	25	17	33	23
Far East	350	637	431	1,859

Total	$3,204	$3,652	$6,893	$7,691

Sales for the three months ended October 31, 2011 included sales to two customers that represented greater than 10% of total revenue (35% and 16%).  Sales for the six months ended October 31, 2011 included sales to two customers that represented greater than 10% of total revenue (39% and 17%).  Sales for the three months ended October 31, 2010 included sales to three customers that represented greater than 10% of total revenue (24%, 16% and 14%). Sales for the six months ended October 31, 2010 included sales to four customers that represented greater than 10% of total revenue (16%, 15%, 14% and 14%).

As of October 31, 2011, the Company had two customers that represented greater than 10% of accounts receivable (55% and 10%).  At April 30, 2011, two customers represented greater than 10% of accounts receivable (21% and 37%).

The Company maintained substantially all of its property and equipment in the United States at October 31, 2011 and April 30, 2011.

11.          SUBSEQUENT EVENT

The Company has performed an evaluation of subsequent events through the date on which these financial statements in this Form 10-Q Report were filed with the Securities and Exchange Commission.

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

Overview

We provide voice technologies for the telecommunications market.  We design, develop and market telecommunications equipment for use in enhancing voice quality and canceling echo in voice calls over wireline, wireless and internet protocol (“IP”) telecommunications networks. Our products monitor and enhance voice quality and provide transcoding in the delivery of voice services. Since entering the voice processing market, we have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our TDM (“Time-Division Multiplexing”)-based product introductions have leveraged the processing capacity of our newer hardware platforms to offer not only echo cancellation but also enhanced Voice Quality Assurance (“VQA”) features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility.  We have also introduced products to support carriers that are deploying voice over internet protocol, or (“VoIP”) technologies which offer all the voice capabilities of our TDM-based products along with codec transcoding to meet the new challenges faced by carriers deploying VoIP technologies.

We also design, develop and market telecommunications software and services. We have built a software-centric extension to our voice quality offerings which provides VQA as well as other voice technologies such as mixing and keyword spotting, enabling the next generation of voice application.  We also market and develop voice-to-text applications, based on our exclusive reseller agreement with Simulscribe.  Voice-to-text utilizes much of the same core expertise in voice processing that underlies VQA.  The current primary market for voice-to-text is voicemail-to-text.  In the voicemail-to-text area we offer a broad spectrum of services, under the brand “PhoneTag”, including fully automated transcription services as well as transcription services that include human touch-up.  Using the same infrastructure we also offer transcription services for conference calls and other audio sources.

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

Reseller Agreement.  In September 2009, we entered into a Reseller Agreement with Simulscribe pursuant to which we became the exclusive reseller of Simulscribe’s voice-to-text services to wholesale customers.  Pursuant to the agreement, we also assumed all of Simulscribe’s wholesale customers.  We paid $3.5 million and issued a two-year promissory note for an additional $3.5 million for the assumption of the wholesale customer contracts and the exclusivity right.  In April 2011, the promissory note was paid in full. Additionally, we agreed to pay a fee for the services provided by Simulscribe, and will pay up to an additional $10.0 million if the revenues generated from the Simulscribe services meet certain performance milestones within the first three years of the agreement (the “Additional Payments”), subject to acceleration in certain events, such as our failure to use commercially reasonable efforts to market the services or a change of control of our company at a time that revenues from these services are on track to result in the payment ultimately being made.  The Additional Payments, should any be paid, are convertible into our common stock at Simulscribe’s option.  The Additional Payments may be converted into our common stock at a conversion price of $5.00 per share, provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share. In the fourth quarter of fiscal 2010, we amended our agreement with Simulscribe that extended our exclusive distribution rights to all customers, not just wholesale customers.  The agreement, and the related amendment, were accounted for as an asset acquisition and the value of the consideration given was allocated to the assets received as part of the transaction.

Our Customer Base.  Historically, the majority of our sales have been to customers in the United States. Domestic customers accounted for approximately 88% and 73% of our revenue during the six months ended October 31, 2011, and 2010, respectively.  The geographic mix of revenue reflects domestic demand for our legacy TDM business and our VoIP business, as well as the vast majority of our voice service product revenue being generated from domestic customers.  Our international business for the six months ended October 31, 2011 was primarily concentrated in South East Asia and North Africa. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. Our international revenue has been largely driven by demand from customers in South East Asia, Northern Africa, the Middle East and Latin America. We expect our international demand for voice quality products to continue to be heavily influenced by these markets as they are experiencing the highest level of growth and commonly have the most need for cost effective solutions to address voice quality in their growing networks. However, we expect that international demand for our voice service products may be more heavily influenced by demand from Europe and Latin America which tend to be earlier adopters of new phone services than other international regions into which we have historically sold product.

Our revenue historically has come from a small number of customers. Our largest customer in the six months ended October 31, 2011, a domestic VoIP-based conference call provider, accounted for approximately 39% of our revenue.  In fiscal 2011 and 2010, our largest customer was a domestic wireline and wireless carrier, which accounted for approximately 28% and 30% of revenue, respectively.  Our five largest customers accounted for approximately 66% of our revenue in the six months ended October 31, 2011 and approximately 67% and 75% of our revenue in fiscal 2011 and 2010, respectively.  Consequently, the loss of, or significant decline in purchases by any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced over the last few fiscal years as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

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

The company adopted this accounting guidance at the beginning of its first quarter of the fiscal year ending April 30, 2012 for applicable arrangements originating or materially modified after April 30, 2011. The company currently only enters into multiple element arrangements within the Voice Quality Enhancement segment as mentioned in Note 10 of the Notes to our Condensed Consolidated Financial Statements. The adoption of these accounting standards did not have a material impact on revenue recognized during the three and six months ended October 31, 2011.

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

Although the company cannot reasonably estimate the effect of the adoption on future financial periods as the impact may vary depending on the nature and volume of future sale contracts, this guidance does not generally change the units of accounting for the company’s revenue transactions. The company’s hardware (including essential software) products and services qualify as separate units of accounting because they have value to the customer on a stand-alone basis and the company’s revenue arrangements generally do not include a general right of return relative to delivered products. The company’s hardware (including essential software) is valued using ESP as mentioned above based on internal pricing policies. The company’s services (which include annual service maintenance and installation services) are valued using VSOE as mentioned above based upon the contractually stated annual renewal rate. The rest of the company’s revenue recognition policy is consistent with the policy in our Annual Report on Form 10-K for the year ended April 30, 2011.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three months ended October 31,		Six months ended October 31,
	2011	2010	2011	2010
Revenue	100%	100.0%	100%	100.0%
Cost of revenue	67.5	61.9	63.3	58.5
Gross profit	32.5	38.1	36.7	41.5
Operating expenses:
Sales and marketing	42.7	52.1	39.8	51.2
Research and development	54.9	52.5	52.4	53.4
General and administrative	29.3	30.9	29.1	33.3
Amortization of purchased intangible assets	0.6	0.6	0.5	0.5
Total operating expenses	127.5	136.1	121.8	138.4
Loss from operations	(95.0)	(98.0)	(85.2)	(96.9)
Other income (expense), net	0.2	(0.4)	(0.2)	(0.3)
Loss before provision for (benefit from) income taxes	(94.8)	(98.4)	(85.3)	(97.2)
Provision for (benefit from) income taxes	(0.1)	(0.5)	0.2	(0.2)
Net loss	(94.7)%	(97.9)%	(85.5)%	(97.0)%

THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010.

Revenue.

					Change From Prior Year
	Three months ended October 31,		Six months ended October 31,		3 Month	6 Month
$s in thousands	2011	2010	2011	2010	Period	Period
Revenue	$3,204	$3,652	$6,893	$7,691	$(448)	$(798)

The decrease in revenue during the three and six months ended October 31, 2011 as compared to the three and six months ended October 31, 2010 of approximately 12% and 10%, or $0.4 and $0.8 million, respectively, was largely due to a decrease of approximately 16% and 14%, or $0.6 million and $1.1 million, for the three and six months ended October 31, 2011, respectively, in sales of our legacy product and services.  This was partially offset by an increase of approximately 22% and 17%, or $0.2 million and $0.3 million, in voice services revenue for the three and six months ended October 31, 2011, respectively.

The company believes this decline in legacy product revenue is at least partially due to customary volatility in the timing of transactions for legacy TDM and VoIP products, which the company has historically experienced with its legacy product line. Although we believe that we have a number of meaningful opportunities for our legacy products, the process to convert these opportunities to revenue continues to be protracted and volatile. As our legacy product business is characterized by a relatively small number of high value transactions per quarter, the shift in the timing of a single transaction can materially impact our revenue for a period.  For the three months ended October 31, 2011 two customers accounted for more than 10% of total revenue (35% and 16%) with our largest customer being an international wireless provider.

Geographically, our revenue in the three and six months ended October 31, 2011 was primarily domestic at 87% and 88% of total worldwide revenue, respectively, as compared to 80% and 73% reported as domestic revenue in the three and six months ended October 31, 2010.   The increase in our domestic revenue as a percentage of total revenue was primarily due to the increase in domestic sales of our PVP products and the increase in voice services revenue, which to date has been largely driven by domestic customers, as well as a decline in our international revenues.  Our ability to grow in international markets has primarily been dependent on our success in selling VQA. Although we continue to believe that there are meaningful international revenue opportunities, we continue to experience volatility in the purchasing cycles from our existing and prospective international customers, which has resulted in volatility in the level of international revenue from quarter to quarter. Additionally, as part of our ongoing cost savings initiatives, three international sales offices have been closed in the last six months, China, India and Singapore.

Cost of Revenue and Gross Profit.

					Change From Prior Year
	Three months ended October 31,		Six months ended October 31,		3 Month		6 Month
$s in thousands	2011	2010	2011	2010	Period		Period
Cost of revenue	$2,162	$2,262	$4,366	$4,501	$(100)		$(135)
Gross profit	1,042	1,390	2,527	3,190
Gross margin	32.5%	38.1%	36.7%	41.5%	(5.6	)%pts	(4.8	)%pts

Cost of revenue consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, subcontracted service provider costs, provisions for inventory and warranty expenses and other indirect costs.

The decrease in cost of revenue was primarily driven by the decrease in business volume during the six months ended October 31, 2011 as compared to the six months ended October 31, 2010.  Our discussion of gross margin below discusses the other factors which are impacting cost of revenue and resulting in the net decline in the gross margin.

Our gross margin decreased in the three and six months ended October 31, 2011 as compared to October 31, 2010, by approximately 5.6 and 4.8 percentage points, respectively. This change is partially due to a change in product mix for the three and six months ended October 31, 2011 being more heavily weighted to lower margin voice service revenue, combined with a decline in margins on our legacy products sold during the periods.  Additionally, fixed manufacturing costs now represent a larger percentage of revenue.  Although we have reduced our fixed manufacturing costs in real terms, they have increased as a percentage of revenue due to the decline in revenue experienced in the three and six months ended October 31, 2011.

Sales and Marketing.

					Change From Prior Year
	Three months ended October 31,		Six months ended October 31,		3 Month		6 Month
$s in thousands	2011	2010	2011	2010	Period		Period
Sales & Marketing Expense	$1,368	$1,904	$2,746	$3,934	$(536)		$(1,188)
% of Revenue	42.7%	52.1%	39.8%	51.2%	(9.4	)%pts	(11.4	)%pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.  The decrease in sales and marketing expense in the three and six month periods ended October 31, 2011 was largely due to ongoing cost reductions throughout fiscal 2011 and 2012, including reductions in headcount, consultants, and related costs. The reduction in headcount had a direct impact on both base pay and variable compensation, which experienced a combined reduction of approximately $0.4 million and $0.7 million, respectively.  The reduction in headcount also impacted consulting, tradeshow, travel and related expenses which experienced a $50,000 and $0.2 million decrease, respectively, when compared to the three and six month periods ended October 31, 2010.  Additionally, depreciation and facilities expense decreased in the three and six month periods ended October 31, 2011 by $0.1 million and $0.3 million, respectively, due to a decreased asset depreciation base as more of the company’s assets become fully depreciated, and the closure of several foreign sales offices and a reduction of domestic office space.    These decreases were partially offset by an increase in marketing expense of approximately $0.1 million primarily for Phonetag customer trials in the six months ended October 31, 2011.

Research and Development.

					Change From Prior Year
	Three months ended October 31,		Six months ended October 31,		3 Month		6 Month
$s in thousands	2011	2010	2011	2010	Period		Period
Research & Development Expense	$1,758	$1,917	$3,610	$4,105	$(159)		$(495)
% of Revenue	54.9%	52.5%	52.4%	53.4%	2.4	%pts	(1.0	)%pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products.  Research and development costs decreased in the three and six month periods ended October 31, 2011 as compared to the three and six month periods ended October 31, 2010, primarily due to approximately $0.1 million and $0.2 million, respectively, of decreased costs related to headcount and consulting expense as a result of our cost reduction efforts. Additionally, there was a $0.1 million and $0.3 million decrease, respectively, in depreciation, equipment maintenance, and facilities expense due primarily to an increase in fully depreciated assets and a reduction in facility size.

General and Administrative.

					Change From Prior Year
	Three months ended October 31,		Six months ended October 31,		3 Month		6 Month
$s in thousands	2011	2010	2011	2010	Period		Period
General & Administrative Expense	$940	$1,128	$2,003	$2,563	$(188)		$(560)
% of Revenue	29.3%	30.9%	29.1%	33.3%	(1.6	)%pts	(4.2	)%pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The decrease in general and administrative expenses in the three and six month periods ended October 31, 2011 was primarily due to a decrease in stock compensation of approximately $0.1 million and $0.4 million, respectively, due in part to the departure of one of our board members, who was previously our chief executive officer, as compared to the corresponding periods ended October 31, 2010.  Additionally the company reduced its audit, tax and legal fees by approximately $0.1 million and $0.2 million, respectively, for the three and six months ended October 31, 2011, as compared to the same periods ended October 31, 2010, as a result of our cost reduction efforts.

Stock-based Compensation.

Stock-based compensation expense recognized in the three and six month periods ended October 31, 2011 and 2010 was as follows:

	Three months ended October 31,		Six months ended October 31,
$s in thousands	2011	2010	2011	2010
Cost of revenue	$13	$23	$26	$44
Sales and marketing	35	121	84	230
Research and development	50	79	97	140
General and administrative	67	171	(33)	328
Total	$165	$394	$174	$742

The decline in stock-based compensation is primarily due to the reversal of previously recognized expense on unvested options and restricted stock units, related to certain performance grants, due to the previous chief executive officer’s departure from our board of directors.  Additionally, there is a reduction in options outstanding as a result of the reductions in force that occurred over the last few years and therefore a reduction in stock-based compensation linked to options.  Further, as compensation related to older options, which were granted at higher fair values per share due to the stock price at the time of grant, become fully amortized, they are being replaced by newer option grants which are being issued at lower fair values due largely to the decline in our stock price.

Other Income (Expense), Net.

	Three months		Six months		Increase (Decrease) From Prior Year,
	ended October 31,		ended October 31,		3 Month		6 Month
$s in thousands	2011	2010	2011	2010	Period		Period
Other income (expense), net	$8	$(15)	$(11)	$(24)	$23		$13
% of Revenue	0.2%	(0.4)%	(0.2)%	(0.3)%	0.6	%pts	0.1	%pts

Other income (expense), net consists primarily of interest income on our invested cash and cash equivalent balances, impairment charges on our long-term investments, the sale of an intangible asset, foreign currency activities, and interest expense on a long-term convertible note payable. The change in other income (expense), net, from net expense to net income, for the three months ended October 31, 2011 as compared to the three months ended October 31, 2010, was due primarily to a decrease in interest expense due to the convertible note payable being paid in full in April 2011. The decrease for the six months ended October 31, 2011 as compared to the six months ended October 31, 2010, was primarily due to the reduction in interest expense due to the payment in full of the convertible note payable, partially offset by the sale of an intangible asset resulting in a loss of approximately $25,000.  We expect that the returns on our cash and investments will continue to experience marginal declines as we continue to use cash as a result of our anticipated operating losses in the third quarter of the fiscal year ending April 30, 2012.  It is possible that we will experience further impairment charges on our remaining investments in asset backed preferred equity securities converted from auction rate securities, although we do not expect them to be material as there is only $0.1 million of carrying value remaining as of October 31, 2011.

Income Taxes.

	Three months		Six months		Increase From Prior Year,
	ended October 31,		ended October 31,		3 Month		6 Month
$s in thousands	2011	2010	2011	2010	Period		Period
Provision for (benefit from) income taxes	$(3)	$(18)	$12	$(17)	$15		$29
% of Revenue	(0.1)%	(0.5)%	0.2%	(0.2)%	0.4	%pts	0.4	%pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the three and six months ended October, 2011 and 2010 was less than 1%. This effective tax rate reflects our establishment of a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards.  As a result of this valuation allowance, our tax expense (benefit) for the three and six months ended October 31, 2011 and 2010 is limited to certain minor state and foreign tax jurisdictions where we report limited profits.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2011 and April 30, 2011, we had cash and cash equivalents and investments totaling $24.6 million and $27.5 million, respectively.  As of October 31, 2011, we had cash and cash equivalents of $21.1 million as compared to $24.1 million at April 30, 2011. Additionally we had $3.4 million of short-term investments and $0.1 million of long-term investments at both October 31, 2011 and April 30, 2011. In August 2011, we renewed our $2 million line of credit facility with our bank.  The line of credit expires on July 31, 2012 and carries substantially the same terms as the old line of credit.   There were no amounts outstanding under the line as of October 31, 2011 or April 30, 2011.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Six months ended October 31,
$s in thousands	2011	2010
Cash flow used in operating activities	$(3,120)	$(5,375)

The net use of cash in operations for the six months ended October 31, 2011 was primarily attributable to the $5.9 million net loss experienced for the six months of this fiscal year, which was largely driven by softness in demand for our products as compared to our historical levels.  Partially offsetting the effect of this softness in demand was a $0.3 million decrease in accounts receivable during the six months ended October 31, 2011. Accounts receivable decreased due to customary volatility in the timing of sales transactions for legacy TDM and VoIP products, as well as a decline in sales for these products.  Offsetting the negative impacts on cash flow from operations due to our continued operating losses, were non-cash operating expenses related to depreciation and amortization and stock-based compensation expense which contribute to our operating loss but do not result in a use of cash.

Our accounts receivable day’s sales outstanding at October 31, 2011 was approximately 45 days compared to 30 days at April 30, 2011.  The volatility in our day’s sales outstanding has been impacted by a non-linear pattern in our revenues and longer payment cycles attributable to our international customers.

We expect cash flow from operating activities to continue to be a use of cash due to expected continued operating losses.

	Six months ended October 31,
$s in thousands	2011	2010
Cash flow from investing activities	$167	$2,138

We generated $0.2 million in cash in our investing activities during the six months ended October 31, 2011. The cash was generated from the sale of a purchased intangible net of purchases of property and equipment.

	Six months ended October 31,
$s in thousands	2011	2010
Cash flow from financing activities	$38	$58

The cash flow from financing activities during the six months ended October 31, 2011 was due to funds received from the employee stock purchase plan and stock option exercises.  We expect to continue to have modest positive cash flows from financing activities due to employee stock plan activity.

We have no material commitments other than obligations under operating leases, particularly our facility lease, normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We also have an earn out obligation under the Simulscribe agreement, which could be as much as $10 million depending on the level of revenues achieved during the 3-year term of the agreement. We currently occupy approximately 35,800 square feet of space in our Mountain View, California headquarters. Our lease on this facility extends through January 31, 2012.  Our remaining lease obligation as of October 31, 2011, was approximately $0.1 million, down from approximately $0.5 million as of April 30, 2011.   We also had purchase commitments of approximately $0.3 million as of October 31, 2011, compared to approximately $0.7 million as of April 30, 2011.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 66% of our revenue in the first six months of fiscal 2012, and 67% and 75% of our revenue in fiscal 2011 and 2010, respectively. Our largest customer in the first six months of fiscal 2012 accounted for approximately 39% of our revenue, as compared to our largest customers in fiscal 2011 and 2010, which accounted for 28% and 30% of our revenue, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels.

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

IN PERIODS OF WORSENING ECONOMIC CONDITIONS, OUR EXPOSURE TO CREDIT RISK AND PAYMENT DELINQUENCIES ON OUR ACCOUNTS RECEIVABLE SIGNIFICANTLY INCREASES.

A substantial majority of our outstanding accounts receivables are not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.  This exposure to credit risk is enhanced by our customer concentration; for example, 55% and 10% of our accounts receivable balance at October 31, 2011 was from two customers.

OUR CASH AND CASH EQUIVALENTS AND OUR SHORT AND LONG-TERM INVESTMENTS COULD BE ADVERSELY AFFECTED IF THE FINANCIAL INSTITUTIONS IN WHICH WE HOLD THESE FUNDS FAIL.

We maintain the cash and cash equivalents and our short and long-term investments with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents (other than our asset backed preferred equity securities that were converted from auction rate securities, which are classified as long-term investments); however, we can provide no assurance that access to our invested balances will not be impacted by adverse conditions in the financial and credit markets.

DESPITE OUR ENTRANCE INTO THE VOICE SERVICES MARKET, IN THE NEAR TERM WE CONTINUE TO REMAIN RELIANT PRIMARILY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

We expect that, at least through fiscal 2012, our primary business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, limits the rate of growth of this portion of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for the products we have sold in the last few fiscal years, which are deployed in mobile and wireline networks. Our Packet Voice Processor (PVP), targeted at the VoIP market, generated 44% of total revenue in the six months ended October 31, 2011, and 15% of total revenue in fiscal 2011.  Sales of our PVP product have been volatile from quarter to quarter.  As such, there is no guarantee that we will continue to be successful in selling the PVP into those VoIP networks.

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

OUR CASH RESOURCES MAY NOT BE SUFFICIENT TO ACQUIRE OR DEVELOP ADDITIONAL TECHNOLOGIES.

As of October 31, 2011, we had approximately $24.5 million in cash, cash equivalents and short-term investments. As a result, we may not be able to acquire companies or technologies, or develop new technologies, that we believe would be beneficial to our company and our stockholders. Further, if we experience a continued downturn in our business, we may need to rely on our cash reserves to fund our business during the period of the downturn which, if prolonged and severe, we may not be able to do.

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

Disclosure Controls and Procedures

Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of October 31, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of October 31, 2011, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended October 31, 2011,  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2011, as filed with the SEC on July 28, 2011  have not substantively changed, except for the following risk factors:

1. The risk factor “We Depend On A Limited Number Of Customers, The Loss Of Any One Of Which Could Cause Our Revenue To Decrease,” was revised to include the first half of fiscal 2012 financial and credit risk information associated with our customer concentration.

2. The risk factor “In Periods Of Worsening Economic Conditions, Our Exposure To Credit Risk And Payment Delinquencies On Our Accounts Receivable Significantly Increases” has been revised to give accounts receivable information as of October 31, 2011.

3.  The risk factor “Our Cash Resources May Not Be Sufficient To Acquire Or Develop Additional Technologies” has been revised to give our cash resources as of October 31, 2011.

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

Ditech Networks, Inc.
Date: December 12, 2011	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document

3.1(1)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(2)	Certificate of Amendment to Restated Certificate of Incorporation of Ditech Networks, Inc.
3.3(3)	Bylaws of Ditech Networks, Inc., as amended and restated
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(4)	Specimen Stock Certificate
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS* XBRL Instance Document
101.SCH* XBRL Taxonomy Extension Schema Document
101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL Taxonomy Extension Definition Linkbase Document
101.LAB* XBRL Taxonomy Extension Label Linkbase Document
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

(1)          Incorporated by reference from Exhibit 3.2 to Ditech’s Current Report on Form 8-K (File No. 000-26209), filed May 22, 2006.

(2) Incorporated by reference from the Exhibit 3.2 to Ditech’s Current Report on Form 8-K (File No.000-26209), filed September 21, 2011.

(3) Incorporated by reference from the Exhibit 3.2 to Ditech’s Annual Report on Form 10-K (File No.000-26209), filed July 14, 2010.

(4) Incorporated by reference from the exhibit with corresponding descriptions from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.

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