Form 10-Q
period 2012-01-31
DITECH NETWORKS INC
filed 2012-03-13
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 000-26209

Ditech Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2935531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3099 North First Street

San Jose, California 95134

(Address of principal executive offices) (Zip Code)

(408) 883-3636

(Registrant’s telephone number, including area code)

825 E. Middlefield Road

Mountain View, Ca. 94043

(Former address)

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

As of February 29, 2012, 26,759,143 shares of the Registrant’s common stock were outstanding.

Ditech Networks, Inc.

FORM 10-Q for the Quarter Ended January 31, 2012

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Networks, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011
Revenue
Product revenue	$1,790	$3,829	$4,166	$7,928
Service revenue	2,417	1,758	6,934	5,350
Total revenue	4,207	5,587	11,100	13,278

Cost of revenue
Product revenue	1,014	1,200	2,547	3,211
Service revenue	1,682	1,229	4,515	3,719
Total cost of revenue (1)	2,696	2,429	7,062	6,930

Gross profit	1,511	3,158	4,038	6,348

Operating expenses:
Sales and marketing (1)	1,643	1,732	4,389	5,666
Research and development (1)	1,780	1,672	5,390	5,777
General and administrative (1)	750	1,182	2,753	3,745
Amortization of purchased intangible assets	20	20	60	60

Total operating expenses	4,193	4,606	12,592	15,248

Loss from operations	(2,682)	(1,448)	(8,554)	(8,900)
Other income (expense), net	10	(34)	(1)	(58)

Loss before provision for (benefit from) income taxes	(2,672)	(1,482)	(8,555)	(8,958)
Provision for (benefit from) income taxes	6	5	18	(12)

Net loss	$(2,678)	$(1,487)	$(8,573)	$(8,946)

Per share data:
Basic and diluted:
Net loss	$(0.10)	$(0.06)	$(0.32)	$(0.34)

Weighted shares used in per share calculation:
Basic and diluted	26,566	26,388	26,466	26,359

(1) Stock-based compensation expense was allocated by function as follows:
Cost of revenue	$11	$14	$37	$58
Sales and marketing	69	77	153	308
Research and development	41	30	138	170
General and administrative	80	122	47	450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	January 31, 2012	April 30, 2011

Assets
Cash and cash equivalents	$21,287	$24,062
Short-term investments	2,400	3,360
Accounts receivable, net of allowance for doubtful accounts of $66 at January 31, 2012 and $249 at April 30, 2011	1,363	1,851
Inventories	3,851	4,689
Other current assets	391	327

Total current assets	29,292	34,289

Long-term investments	100	100
Property and equipment, net	709	1,164
Purchased intangibles, net	81	441
Other assets	3,447	4,724

Total assets	$33,629	$40,718

Liabilities and Stockholders’ Equity
Accounts payable	$1,233	$858
Accrued expenses	1,338	1,632
Deferred revenue	1,388	530
Income taxes payable	61	50
Total current liabilities	4,020	3,070

Commitments and contingencies (Note 9)

Common stock, $0.001 par value: 55,000 shares authorized and 26,758 shares issued and outstanding at January 31, 2012, and 200,000 shares authorized and 26,545 shares issued and outstanding at April 30, 2011	26	26
Additional paid-in capital	268,882	268,348
Accumulated deficit	(239,299)	(230,726)

Total stockholders’ equity	29,609	37,648

Total liabilities and stockholders’ equity	$33,629	$40,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended January 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(8,573)	$(8,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net	1,842	2,070
Accretion of interest on convertible note payable	—	125
Net loss on disposal of purchased intangibles and property and equipment	14	—
Stock-based compensation expense	374	986
Amortization of purchased intangibles	60	60
Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	488	(1,885)
Inventories	839	562
Other current assets	(96)	292
Income taxes payable	11	18
Accounts payable	375	706
Accrued expenses and other accrued liabilities	(294)	(1,172)
Deferred revenue	858	(389)

Net cash used in operating activities	(4,102)	(7,573)

Cash flows from investing activities:
Purchases of property and equipment	(78)	(39)
Proceeds from sale of purchased intangibles and property and equipment	286	—
Purchases of available for sale investments	(4,560)	(6,720)
Sales and maturities of available for sale investments	5,520	7,920

Net cash provided by investing activities	1,168	1,161

Cash flows from financing activities:
Proceeds from employee stock plan issuances	159	100

Net cash provided by financing activities	159	100

Net decrease in cash and cash equivalents	(2,775)	(6,312)

Cash and cash equivalents, beginning of period	24,062	29,634

Cash and cash equivalents, end of period	$21,287	$23,322

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of January 31, 2012, and for the three and nine month periods ended January 31, 2012 and 2011, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. The April 30, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for the interim periods ended January 31, 2012 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended April 30, 2011, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 28, 2011, file number 000-26209.

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

The Company’s revenue in multiple element arrangements in the Voice Quality Enhancement segment are derived primarily from two sources: (i) product revenue which consists of hardware and software, and (ii) related support and service revenue. The Company’s products are telecommunications hardware with embedded software components such that the software functions together with the hardware to provide the essential functionality of the product. Therefore, the Company’s hardware deliverables are considered to be non-software elements and are excluded from the scope of industry-specific software revenue recognition guidance.

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

Computation of Loss per Share

Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three and nine month periods ended January 31, 2012 and 2011 is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.  For the three and nine month periods ended January 31, 2012, weighted average common stock equivalents, primarily options and restricted stock units, totaling 5,005,000 shares and 4,613,167 shares, respectively, were excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive. The diluted loss per share for the three and nine months ended January 31, 2012 also excludes the impact of 100,000 shares potentially issuable under the warrant issued as part of the Grid acquisition. See Note 4 of these Notes to the Condensed Consolidated Financial Statements for a further discussion of the Grid transaction. For the three and nine month periods ended January 31, 2011, weighted average common stock equivalents, primarily options, totaling approximately 5,022,000 shares and 5,448,000 shares, respectively, were excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive. The diluted loss per share for the for the three and nine months ended January 31, 2011 also excludes the impact of 1,000,000 shares that had been potentially issuable upon conversion of Simulscribe’s convertible note payable and 100,000 shares potentially issuable under the warrant issued as part of the Grid acquisition.  See Notes 4 and 5 of these Notes to the Condensed Consolidated Financial Statements for a further discussion of the Grid and Simulscribe transactions, respectively.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	January 31,		January 31,
	2012	2011	2012	2011
Net loss per share, basic and diluted:
Net loss	$(2,678)	$(1,487)	$(8,573)	$(8,946)

Basic and diluted:
Weighted average shares outstanding	26,566	26,391	26,466	26,368
Less restricted stock included in weighted shares outstanding subject to vesting	—	(3)	—	(9)
Shares used in calculation of basic and diluted loss per share amounts	26,566	26,388	26,466	26,359

Net loss per share, basic and diluted	$(0.10)	$(0.06)	$(0.32)	$(0.34)

Comprehensive Loss

For the three and nine month periods ended January 31, 2012 and 2011, there was no difference between reported net loss and comprehensive loss.

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

The fair value of stock option awards is estimated on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards. The value of the portion of the option that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statement of Operations.

The fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is the product of the number of shares granted and the grant date fair value of the Company’s stock. RSAs and RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSAs and RSUs is subject to the employee’s continuing service to the Company. RSAs and RSUs generally vest over a period of four years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.

In the periods presented, the Company has issued non-vested stock options and RSUs with performance goals to certain senior members of management. The number of non-vested stock options or non-vested RSUs underlying each award may be determined based on a range of attainment within defined performance goals. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and the number of non-vested stock options or non-vested RSUs that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the Company’s initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. In the nine months ended January 31, 2012, the Company reversed approximately $0.1 million of previously recognized expense on unvested stock options and RSUs related to certain performance grants, due to the previous chief executive officer’s departure from the Company’s board of directors.

There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in the three and nine months ended January 31, 2012 and 2011. The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

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

Short term investments consist primarily of certificates of deposit and long-term investments consist of asset backed preferred equity securities. The Company’s investment securities are maintained at a major financial institution, are classified as available-for-sale, and are recorded on the Condensed Consolidated Balance Sheets at fair value, with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. In the three and nine months ended January 31, 2012 and 2011, the Company realized no gains or losses on its investments.

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

3.             BALANCE SHEET ACCOUNTS

Inventories

Inventories comprised (in thousands):

	January 31, 2012	April 30, 2011

Raw materials	$45	$37
Work In Progress	7	—
Finished goods	3,799	4,652

Total	$3,851	$4,689

Stock-based compensation capitalized in inventories was not material at January 31, 2012 and April 30, 2011, respectively.

Investments

The following table summarizes the Company’s investments as of January 31, 2012 (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificates of deposit	$2,400	$—	$—	$2,400
Asset backed preferred equity securities	9,975	—	(9,875)	100
Total	$12,375	$—	$(9,875)	$2,500

The following table summarizes the Company’s investments as of April 30, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,360	$—	$—	$3,360
Asset backed preferred equity securities	9,975	—	(9,875)	100
Total	$13,335	$—	$(9,875)	$3,460

As of April 30, 2011 and January 31, 2012, all of the Company’s short-term investments were held in certificates of deposit and long-term investments were held in asset backed preferred equity securities. The long-term investments are tied to auction rate securities that failed to settle at auction beginning in fiscal 2008, for which there appears to be no near-term market. As of January 31, 2012 and April 30, 2011, the Company continued to hold asset backed preferred equity securities with a par value of $10.0 million and a fair value of $0.1 million.

For the three and nine months ended January 31, 2012 and 2011, no gains or losses were realized on the sale of short-term and long-term investments. There were no unrealized gains or losses included in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets as of January 31, 2012 and April 30, 2011.

The accounting guidance on fair value accounting clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance on fair value accounting establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets at fair value, including its short-term and long-term investments.

When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds and certain certificates of deposit, which are reported under investments, such items are classified in Level 1 of the fair value hierarchy. At January 31, 2012 and April 30, 2011, there were no active markets for the Company’s asset backed preferred equity securities resulting from converted auction rate securities, or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2012 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds-recurring	$19,609	$19,609	$—	$—
Certificates of deposit-recurring	2,400	2,400	—	—
Asset backed preferred equity securities-recurring	100	—	—	100

Total	$22,109	$22,009	$	$100

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2011 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds-recurring	$19,040	$19,040	$—	$—
Certificates of deposit-recurring	3,360	3,360	—	—
Asset backed preferred equity securities-recurring	100	—	—	100

Total	$22,500	$22,400	$—	$100

The following table presents the changes in the Level 3 fair value category for the nine months ended January 31, 2012 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
		Impairment Loss Recognized	Unrealized Gain Recognized in Other	Purchases, (Sales), Accretion of Interest,	Transfers in	January
	April 30,	in	Comprehensive	Issuances and	and/or (out)	31,
	2011	Earnings	Income (Loss)	(Settlements)	of Level 3	2012

Assets
Asset backed preferred equity securities	$100	$—	$—	$—	$—	$100

The following table presents the changes in the Level 3 fair value category for the nine months ended January 31, 2011 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in		Purchases,
	May 1,	Impairment Loss Recognized in	Unrealized Gain Recognized in Other Comprehensive	(Sales), Accretion of Interest, Issuances and		Transfers in and/or (out)	January 31,
	2010	Earnings	Income (Loss)	(Settlements)		of Level 3	2011

Assets
Asset backed preferred equity securities	$100	$—	$—	$—		$—	$100

Liabilities
Long-term convertible note payable	$3,277	$—	$—	$125	(1)	$—	$3,402

(1)                                  Reflects the accretion of interest on the convertible note payable to Simulscribe in conjunction with the Company’s exclusive distribution agreement.  The carrying value of the note payable as of January 31, 2011 of $3.4 million approximates its fair value, based on current market rates.

Other Assets

Other assets comprised (in thousands):

	January 31, 2012	April 30, 2011

Exclusive distribution intangibles, net	3,415	4,724
Other	32	—

Total	$3,447	$4,724

See note 5 of Notes to the Condensed Consolidated Financial Statements for details related to the exclusive distribution intangibles, net.

Accrued expenses

Accrued expenses comprised (in thousands):

	January 31, 2012	April 30, 2011
Accrued employee compensation	$975	$1,109
Accrued warranty	109	139
Accrued restructuring costs	7	42
Other accrued expenses	247	342
Total	$1,338	$1,632

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

Changes in the warranty accrual, which is included as a component of “Accrued expenses” on the Condensed Consolidated Balance Sheet, were as follows (in thousands):

	Three months ended		Nine months ended
	January 31,		January 31,
	2012	2011	2012	2011

Balance as of the beginning of the fiscal period	$113	$196	$139	$301
Provision for warranties issued during fiscal period	(15)	7	(15)	39
Warranty costs incurred during fiscal period	11	(14)	(15)	(48)
Other adjustments to the liability (including changes in estimates for pre-existing warranties) during fiscal period	—	(27)		(130)

Balance as of January 31	$109	$162	$109	$162

Reduction in Force.

In July 2011, the Company initiated a reduction in force that was completed by October 31, 2011, in an ongoing attempt to reduce operating expenses. The affected employees were notified in July 2011. As a result, the Company reduced its headcount by approximately 8%, and recorded charges of approximately $130,000 for severance and related charges, $7,000 of which has not been paid as of January 31, 2012, and is included in accrued expenses at January 31, 2012. This amount represents costs for outplacement services available to the affected employees through September 2012. The adjustment in the three and nine months ended January 31, 2011 reflects the reversal of estimated outplacement services originally recorded as a part of the restructuring in the third quarter of fiscal 2010, which expired unused in the third quarter of fiscal 2011.

At April 30, 2011, accrued expense included a balance of $42,000 pertaining to a facility abandonment charge resulting from the reduction in force in November 2009.  The related sublease expired fully on July 31, 2011.

Reduction in force costs for the three and nine month periods ended January 31, 2012 and 2011 were as follows (in thousands):

	Three months ended		Nine months ended
	January 31,		January 31,
$s in thousands	2012	2011	2012	2011
Cost of revenue	$—	$—	$45	$—
Sales and marketing	—	(8)	36	(8)
Research and development	—	(7)	28	(7)
General and administrative	—	—	21	—
Total	$—	$(15)	$130	$(15)

The Company’s Voice Quality Enhancement segment incurred $120,000 of reduction in force costs during the nine months ended January 31, 2012, and $10,000 was incurred by the Voice Applications segment during that period.

4.          PURCHASED INTANGIBLES

The carrying value of purchased intangible assets acquired in business combinations is as follows (in thousands):

January 31, 2012

	Gross Value	Accumulated Amortization	Net Value
Purchased Intangible Assets
Core technology	$242	$(161)	$81
Total	$242	$(161)	$81

April 30, 2011

	Gross Value	Accumulated Amortization	Net Value
Purchased Intangible Assets
Core technology	$242	$(101)	$141
URL	300	—	300
Total	$542	$(101)	$441

In February 2010, the Company completed an acquisition of 100% of the outstanding shares of Grid.com, a Company with infrastructure to deliver services with simple credit card billing through the web. The purchase price, net of $0.1 million of cash received from Grid.com, totaled $0.5 million.  This purchase price, which included $35,000 of value attributable to a warrant issued for 100,000 shares of the Company’s common stock at an exercise price of $3.50 per share, based on a Black-Scholes option pricing model, was allocated to identified intangibles through established valuation techniques in the high-technology communications equipment industry.  The warrant expires in February 2013. As a result, the Company recorded an incremental $0.2 million in core technology intangible assets and $0.3 million related to the URL, the latter of which the Company sold in July of 2011 for approximately $0.2 million, net of expenses.

The Company recorded $20,000 and $60,000 during the three and nine months ended January 31, 2012 and 2011, respectively, of amortization of purchased intangible assets.

Estimated future amortization expense for the core technology purchased intangible asset as of January 31, 2012 is as follows (in thousands):

Years ended April 30,
2012 (three months)	$20
2013	61
$81

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

As a result of this agreement, the Company recorded the total consideration at a fair value of $6.7 million and recorded assets associated with the exclusive distribution rights and transfer of customers.  The value assigned to the intangible assets, which are recorded in other assets on the face of the Condensed Consolidated Balance Sheets, was determined by valuing the discounted potential cash flows associated with each asset over the four year term of the agreement.  The asset associated with the transferred customer relationships will be amortized, on a tax deductible basis, to sales and marketing expense ratably over the four year term of the agreement and the asset associated with the distribution rights will be amortized, on a tax deductible basis, to cost of revenue on a unit of revenue basis, similar to a royalty payment, at the rate of 25% of revenue recognized based on the base level of revenue anticipated in the agreement attributable to the $7.0 million of consideration issued to date.  Subsequent to executing the agreement, the Company hired one of the principle officers of Simulscribe to assume the position of Chief Strategy Officer at the Company.  His primary focus was on expansion of the wholesale market for voice transcription service.  This individual continues to hold a large ownership interest in Simulscribe.  As such, although he may have input into key decisions related to interaction between the Company and Simulscribe, the final decisions rest with the executive management team, of which he is not a member, and/or the Board of Directors.  This individual was also a major shareholder in Grid.com, which the Company acquired in February 2010. In the third quarter of fiscal 2011, the Chief Strategy Officer resigned; however, he continues to provide certain services to the Company as a consultant.

In the fourth quarter of fiscal 2010, the Company and Simulscribe, entered into an Amendment No. 1 to Reseller Agreement (the “Amendment”), amending the Reseller Agreement previously entered into between the Company and Simulscribe on September 10, 2009. Primarily, the Amendment permits the Company to provide services to all VTT customers, both retail and wholesale. Among other things, the Amendment also contains additional changes to the Reseller Agreement to conform to the new structure, and provides that both the retail and wholesale services will count as “Additional Payments” for purposes of determining what amount, if any, of the $10.0 million contingent consideration will be paid to Simulscribe.  In consideration for the Amendment, the Company agreed to pay an additional $0.3 million in seven equal quarterly installments.  The Company recognized this consideration as an addition to the customer relationship intangible asset, which amount is being amortized over the remainder of the 4 year life assigned to the original customer relationship intangible asset in September 2009. Four of the seven quarterly installments totaling $0.2 million were paid in cash. In April 2011, the promissory note for $3.5 million was paid in full five months early. In exchange for early payment of the promissory note, Simulscribe waived the final three installment payments totaling $0.1 million, due under the Amendment. As of April 30, 2011, this obligation had been paid in full.

The carrying value of the related intangible assets acquired, which are included in other assets, was as follows (in thousands):

	January 31, 2012
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(1,578)	$—	$936
Distribution rights	4,440	(1,961)	—	2,479
Total	$6,954	$(3,539)	$—	$3,415

	April 30, 2011
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(1,105)	$—	$1,409
Distribution rights	4,440	(1,125)	—	3,315
Total	$6,954	$(2,230)	$—	$4,724

The Company recorded amortization expense associated with the distribution rights of approximately $0.8 and $0.7 million for each of the nine months ended January 31, 2012 and 2011, respectively; and amortization expense associated with the transfer of customers of approximately $0.5 million for each of the nine month periods ended January 31, 2012, and 2011. The Company recorded amortization expense associated with the distribution rights of approximately $0.3 million and $0.2 million for the three months ended January 31, 2012 and 2011, respectively, and amortization expense associated with the transfer of customers of approximately $0.2 million for the three months ended January 31, 2012 and 2011.

Estimated future amortization expense for the customer relationship related intangible asset as of January 31, 2012 is as follows (in thousands):

Years ended April 30,

2012 (three months)	$157
2013	581
2014	198

$936

Since the distribution rights are being amortized based on the level of revenue recognized, the amortization expense cannot be estimated for future periods.

6.          STOCKHOLDERS’ EQUITY

Common Stock

At the Company’s annual shareholder meeting on September 16, 2011, shareholders approved a reduction in the number of authorized common shares from 200 million to 55 million shares.  Accordingly, as of January 31, 2012, the number of authorized shares is 55 million and the number issued and outstanding was 26,758,414.

Preferred Stock

On September 16, 2011, there being no shares of the Series A Junior Participating Preferred Stock outstanding, the Series A Junior Participating Preferred Stock was eliminated from the Company’s Certificate of Incorporation.

Employee Equity Plans

The Company utilizes a combination of Employee Stock Purchase, Stock Option and Restricted Stock plans as a means to provide equity ownership in the Company for its employees. In the nine months ended January 31, 2012, 57,794 shares of common stock were issued under the Employee Stock Purchase Plan (“ESPP”) and 176,280 shares remained available for issuance under that plan as of January 31, 2012. Effective November 30, 2011, the Board of Directors suspended activity under the ESPP.

Activity under the stock option and restricted stock plans was as follows (in thousands, except exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balances, April 30, 2011	1,465	4,642	$3.77	$320
Restricted stock and restricted stock units issued	(1,554)
Restricted stock and restricted stock units forfeited	157
Options granted	(614)	614	1.03
Options exercised	—	(151)	0.70
Options forfeited	465	(465)	1.61
Options expired	935	(935)	4.84
Plan shares expired	(167)

Balances, January 31, 2012	687	3,705	$3.45	$4

For the nine months ended January 31, 2012 the total intrinsic value of option exercises was approximately $32,000.

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

The weighted average remaining contractual term for outstanding options as of January 31, 2012, is 5.97 years.

The summary of options vested and exercisable at January 31, 2012 comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	3,563	$3.54	$4	5.86
Options exercisable	2,502	$4.53	$4	4.75

The summary of unvested restricted stock awards for the nine months ended January 31, 2012, comprised (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2011	3	$3.55
Restricted stock issued	—	—
Restricted stock vested	(2)	4.12
Restricted Stock Forfeited	(1)	2.43
Nonvested restricted stock, January 31, 2012	—	$2.69

For the nine months ended January 31, 2012 and 2011, the total fair value of restricted stock awards that vested was $16,000 and $0.1 million, respectively.

RSAs and RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting is subject to the employee’s continuing service to the Company. Both RSAs and RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.

A summary of activity of RSUs for the nine months ended January 31, 2012 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Nonvested restricted stock units, April 30, 2011	230	$1.07	1.1	$313
Restricted stock units issued	1,195	0.85
Restricted stock units forfeited	(120)	1.02
Restricted stock units released	(5)	1.32
Nonvested restricted stock units, January 31, 2012	1,300	$0.88	1.41	$1,063
Restricted stock units expected to vest after January 31, 2012	1,215	$0.86	1.38	$994

For the nine months ended January 31, 2012 and 2011, the total fair value of restricted stock units that vested was $7,000 and $0.1 million, respectively.

As of January 31, 2012, there was approximately $1.3 million of total unrecognized compensation cost related to stock options and RSAs and RSUs that is expected to be recognized over a weighted-average period of 2.4 years for options and 2.5 years for restricted stock and restricted stock units.

The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation during the three and nine month periods ended January 31, 2012 and 2011, for options granted and for employee stock purchases under the ESPP, are as follows:

	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011

Stock options:
Dividend yield(1)	—	—	—	—
Volatility factor(2)	0.72	0.68	0.70	0.68
Risk-free interest rate(3)	1.29%	1.90%	1.48%	1.90%
Expected life (years)(4)	4.7	4.7	4.7	4.7
Weighted average fair value of options granted during the period	$0.50	$0.74	$0.58	$0.74

Employee stock purchase plan:(5)
Dividend yield(1)	—	—	—	—
Volatility factor(2)	—	0.64	0.72	0.63
Risk-free interest rate(3)	—%	0.3%	0.19%	0.3%
Expected life (years)(4)	—	1.0	0.50	1.0
Weighted average fair value of employee stock purchases during the period	$—	$0.56	$0.43	$0.55

Restricted stock and restricted stock units:
Weighted average fair value of restricted stock and RSUs granted during the period	$0.85	$1.32	$0.85	$1.32

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

(5)  Assumptions for the ESPP relate to the most recent enrollment period, which began on June 1, 2011.

Effective November 30, 2011, the Board of Directors suspended activity under the ESPP.

7.          BORROWING AGREEMENT

In August 2011, the Company renewed its $2.0 million line of credit with its bank.  The renewed line of credit has substantially the same terms as the prior line of credit and expires on July 31, 2012. There were no borrowings outstanding under the line of credit as of January 31, 2012 and the Company was in compliance with its financial covenants.

8.          INCOME TAXES

The guidance on Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The liability for uncertain tax positions, if recognized, will decrease the Company’s tax expense. The Company does not anticipate that the amount of liability for uncertain tax positions existing at January 31, 2012 will change significantly within the next 12 months.  Interest and penalties related to the liability for uncertain tax positions are included in provision for income taxes.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. Most U.S. and foreign jurisdictions have 3 to 10 years of open tax years. However, all the Company’s tax years since fiscal 1998 will be open to examination by the U.S. federal and certain state tax authorities due to the Company’s overall net operating loss and/or tax credit carryforward position.

The Company recorded a tax provision of $6,000 and $18,000, respectively, for the three and nine months ended January 31, 2012, resulting in an effective tax rate of less than 1%.  The Company recorded a tax provision (benefit) of $5,000 and ($12,000), respectively, for the three and nine months ended January 31, 2011 resulting in an effective tax rate of less than 1%. The effective tax rate for the three and nine months ended January 31, 2012 and 2011 reflected the effects of a full valuation allowance against the federal and state net operating loss and tax credit carryforwards due to uncertainty as to the recoverability of those items due to the Company’s continuing operating losses. The tax provision (benefit) for the three and nine months ended January 31, 2012 and 2011 is each attributable to certain state and foreign jurisdictions in which the Company operates.

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

Lease Commitments

The Company’s lease commitments are comprised of a facility lease and office equipment leases.  The Company leases its principal office facilities of approximately 20,100 square feet, in San Jose, California under a non-cancelable operating lease expiring on April 30, 2017.  The lease contains a one time early expiration option after 31 months of occupancy.  To exercise this option, the Company must comply with various provisions, and pay an expiration fee which is comprised of the unamortized portion of any commissions, legal fees, free rent and leasehold improvements.  The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities.

At January 31, 2012, future minimum payments under the Company’s current operating leases are as follows (in thousands):

Years ending April 30,	Minimum Lease Payments
2012 (three months)	$9
2013	$292
2014	$301
2015	$278
2016	$290
2017	$302
Total	$1,472

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

Financial information for each reportable segment is as follows as of January 31, 2012 and April 30, 2011 and for the three and nine months ended January 31, 2012 and 2011 (in thousands):

	Voice Quality Enhancement	Voice Applications	Total
For the three months ended January 31, 2012:
Revenue	$2,905	$1,302	$4,207
Contribution margin	1,026	(1,847)	(821)
As of January 31, 2012: Inventories	3,851	—	3,851
For the three months ended January 31, 2011:
Revenue	$4,714	$873	$5,587
Contribution margin	2,553	(1,164)	1,389
As of April 30, 2011: Inventories	4,689	—	4,689
For the nine months ended January 31, 2012:
Revenue	$7,714	$3,386	$11,100
Contribution margin	2,374	(4,820)	(2,446)

For the nine months ended January 31, 2011:
Revenue	$10,625	$2,653	$13,278
Contribution margin	4,360	(4,024)	336

The reconciliation of segment information to the Company’s condensed consolidated totals is as follows (in thousands):

	Three Months Ended		Nine months Ended
	January31, 2012	January 31, 2011	January31, 2012	January 31, 2011
Segment contribution margin	$(821)	$1,389	$(2,446)	$336
Corporate and unallocated costs	(1,640)	(2,574)	(5,673)	(8,190)
Stock-based compensation expense	(201)	(243)	(375)	(986)
Amortization of purchased intangible assets	(20)	(20)	(60)	(60)
Other income (expense), net	10	(34)	(1)	(58)

Loss before provision for (benefit from) income taxes	$(2,672)	$(1,482)	$(8,555)	$(8,958)

Geographic Data

Geographic revenue information comprises (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011

USA	$4,016	$5,516	$10,112	$11,128
Middle East/Africa	—	—	265	110
Europe	38	2	106	89
Latin America	—	40	—	40
Canada	7	7	40	30
Far East	146	22	577	1,881

Total	$4,207	$5,587	$11,100	$13,278

Sales for the three months ended January 31, 2012 included sales to three customers that represented greater than 10% of total revenue (25%, 17% and 13%).  Sales for the nine months ended January 31, 2012 included sales to three customers that represented greater than 10% of total revenue (31%, 15% and 10%).  Sales for the three months ended January 31, 2011 included sales to one customer that represented greater than 10% of total revenue (65%).  Sales for the nine months ended January 31, 2011 included sales to two customers that represented greater than 10% of total revenue (36% and 13%).

As of January 31, 2012, the Company had three customers that represented greater than 10% of accounts receivable (29%, 14% and 11%).  At April 30, 2011, two customers represented greater than 10% of accounts receivable (21% and 37%).

The Company maintained substantially all of its property and equipment in the United States at January 31, 2012 and April 30, 2011.

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

Between fiscal 2005 and early fiscal 2009 we directed a significant amount of our research and development spending towards the development of our PVP, a platform targeting VoIP-based network deployments. The PVP introduces cost-effective voice format transcoding capabilities combined with our VQA technology to improve call quality and clarity by eliminating acoustic echo and voice level imbalances and reducing packet loss and jitter. Despite these efforts, we have experienced mixed results as we remain dependant on the buying patterns of a small, yet diverse, group of carriers.

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

Due to softened demand for our products over the last few years, we have undertaken a number of cost cutting measures in an attempt to better align our spending with our revenue levels while still investing in the future of the company by means of development projects, like our voice services products which leverage our core strengths in the voice technology and will hopefully provide for more stable revenue streams in the future.  The focus of our cost cutting efforts has not only been on reducing headcount, which has declined by well over 50% since the end of fiscal 2007, but also on targeted spending reductions on discretionary spending areas such as travel, marketing campaigns and trade shows.  We intend to continue to monitor our spending and intend to take further steps if needed to balance our spending with the revenue opportunities we see ahead of us.

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

Our Customer Base.  Historically, the majority of our sales have been to customers in the United States. Domestic customers accounted for approximately 91% and 80% of our revenue during the nine months ended January 31, 2012, and 2011, respectively.  The geographic mix of revenue reflects domestic demand for our legacy TDM business and our VoIP business, as well as the vast majority of our voice service product revenue being generated from domestic customers.  Our international business for the nine months ended January 31, 2012 was primarily concentrated in South East Asia and North Africa. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. Our international revenue has been largely driven by demand from customers in South East Asia, Northern Africa, and the Middle East. We expect our international demand for voice quality products to continue to be heavily influenced by these markets as they are experiencing the highest level of growth and commonly have the most need for cost effective solutions to address voice quality in their growing networks. However, we expect that international demand for our voice service products may be more heavily influenced by demand from Europe and Latin America which tend to be earlier adopters of new phone services than other international regions into which we have historically sold product.

Our revenue historically has come from a small number of customers. Our largest customer in the nine months ended January 31, 2012, a domestic VoIP-based conference call provider, accounted for approximately 31% of our revenue.  In fiscal 2011 and 2010, our largest customer was a domestic wireline and wireless carrier, which accounted for approximately 28% and 30% of revenue, respectively.  Our five largest customers accounted for approximately 63% of our revenue in the nine months ended January 31, 2012 and approximately 67% and 75% of our revenue in fiscal 2011 and 2010, respectively.  Consequently, the loss of, or significant decline in purchases by, any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced over the last few fiscal years as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

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

VSOE for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for an element falls within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, we consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

TPE is determined based on competitor prices for similar deliverables when sold separately. We are typically not able to determine TPE for our products or services. Generally, our go-to-market strategy differs from our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When we are unable to establish the selling price of its elements using VSOE or TPE, we use ESP in an allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, pricing policies, internal costs, gross margin objectives, competitive landscapes, geographies, customer classes and distribution channels.

We adopted this accounting guidance at the beginning of our first quarter of the fiscal year ending April 30, 2012 for applicable arrangements originating or materially modified after April 30, 2011. We currently only enter into multiple element arrangements within the Voice Quality Enhancement segment as mentioned in Note 10 of the Notes to our Condensed Consolidated Financial Statements. The adoption of these accounting standards did not have a material impact on revenue recognized during the three and nine months ended January 31, 2012.

Our revenue in multiple element arrangements in the Voice Quality Enhancement segment are derived primarily from two sources: (i) product revenue which consist of hardware and software, and (ii) related support and service revenue. Our products are telecommunications hardware with embedded software components such that the software functions together with the hardware to provide the essential functionality of the product. Therefore, our hardware deliverables are considered to be non-software elements and are excluded from the scope of industry-specific software revenue recognition guidance.

Although we cannot reasonably estimate the effect of the adoption on future financial periods as the impact may vary depending on the nature and volume of future sale contracts, this guidance does not generally change the units of accounting for our revenue transactions. Our hardware (including essential software) products and services qualify as separate units of accounting because they have value to the customer on a stand-alone basis and our revenue arrangements generally do not include a general right of return relative to delivered products. Our hardware (including essential software) is valued using ESP as mentioned above based on internal pricing policies. Our services (which include annual service maintenance and installation services) are valued using VSOE as mentioned above based upon the contractually stated annual renewal rate. The rest of our revenue recognition policy is consistent with the policy in our Annual Report on Form 10-K for the year ended April 30, 2011.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of revenue.

	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011
Revenue	100%	100.0%	100%	100.0%
Cost of revenue	64.1	43.5	63.6	52.2
Gross profit	35.9	56.5	36.4	47.8
Operating expenses:
Sales and marketing	39.1	31.0	39.5	42.7
Research and development	42.3	29.9	48.6	43.5
General and administrative	17.8	21.2	24.8	28.2
Amortization of purchased intangible assets	0.5	0.3	0.5	0.5
Total operating expenses	99.1	82.4	113.4	114.9
Loss from operations	(63.8)	(25.9)	(77.0)	(67.1)
Other income (expense), net	0.2	(0.6)	—	(0.4)
Loss before provision for (benefit from) income taxes	(63.5)	(26.5)	(77.0)	(67.5)
Provision for (benefit from) income taxes	0.1	0.1	0.2	(0.1)
Net loss	(63.7)%	(26.6)%	(77.2)%	(67.4)%

THREE AND NINE MONTHS ENDED JANUARY 31, 2012 AND 2011.

Revenue.

	Three months ended January		Nine		Change From Prior Year
	31,		months ended January 31,		3 Month	9 Month
$s in thousands	2012	2011	2012	2011	Period	Period
Revenue	$4,207	$5,587	$11,100	$13,278	$(1,380)	$(2,178)

The decrease in revenue during the three and nine months ended January 31, 2012 as compared to the three and nine months ended January 31, 2011 of approximately 25% and 16%, or $1.4 and $2.2 million, respectively, was largely due to a decrease of approximately 38% and 27%, or $1.8 million and $2.9 million, for the three and nine months ended January 31, 2012, respectively, in sales of our legacy product and services.  This was partially offset by an increase of approximately 49% and 28%, or $0.4 million and $0.7 million, in voice services revenue for the three and nine months ended January 31, 2012, respectively.

We believe this decline in legacy product revenue is at least partially due to customary volatility in the timing of transactions for legacy TDM and VoIP products, which we have historically experienced with our legacy product line. Although we believe that we have a number of meaningful opportunities for our legacy products, the process to convert these opportunities to revenue continues to be protracted and volatile. As our legacy product business is characterized by a relatively small number of high value transactions per quarter, the shift in the timing of a single transaction can materially impact our revenue for a period.  For the three months ended January 31, 2012, three customers accounted for more than 10% of total revenue (25,%, 17% and 13%) with our largest customer being an international wireless provider.

Geographically, our revenue in the three and nine months ended January 31, 2012 was primarily domestic at 95% and 91% of total worldwide revenue, respectively, as compared to 90% and 80% reported as domestic revenue in the three and nine months ended January 31, 2011.  The increase in our domestic revenue as a percentage of total revenue was primarily due to the increase in domestic sales of our PVP products and the increase in voice services revenue, which to date has been largely driven by domestic customers, as well as a decline in our international revenues.  Our ability to grow in international markets has primarily been dependent on our success in selling VQA. Although we continue to believe that there are meaningful international revenue opportunities, we continue to experience volatility in the purchasing cycles from our existing and prospective international customers, which has resulted in volatility in the level of international revenue from quarter to quarter. Additionally, as part of our ongoing cost savings initiatives, we have closed three international sales offices in the last nine months, China, India and Singapore.

Cost of Revenue and Gross Profit.

	Three months ended January		Nine months ended January		Change From Prior Year
	31,		31,		3 Month		9 Month
$s in thousands	2012	2011	2012	2011	Period		Period
Cost of revenue	$2,696	$2,429	$7,062	$6,930	$267		$132
Gross profit	1,511	3,158	4,038	6,348	(1,647)		(2,310)
Gross margin	35.9%	56.5%	36.4%	47.8%	(20.6	)%pts	(11.4	)%pts

Cost of revenue consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, amortization of technology costs, post-sales installation costs, subcontracted service provider costs, provisions for inventory and warranty expenses and other indirect costs.

The increase in cost of revenue was primarily due to a change in product mix sold, with a decrease in revenue of our higher margin legacy products, and an increase in revenue of our lower margin voice services offerings, during the three and nine months ended January 31, 2012 as compared to the three and nine months ended January 31, 2011.  Our discussion of gross margin below discusses the other factors which are impacting cost of revenue and resulting in the net decline in the gross margin.

Our gross margin decreased in the three and nine months ended January 31, 2012 as compared to the corresponding periods in fiscal 2011, by approximately 20.6 and 11.4 percentage points, respectively. This change is partially due to a change in product mix for the three and nine months ended January 31, 2012 being more heavily weighted to lower margin voice service revenue, combined with a decline in margins on our legacy products sold during the periods.  Additionally, fixed manufacturing costs now represent a larger percentage of revenue.  Although we have reduced our fixed manufacturing costs in real terms, they have increased as a percentage of revenue due to the decline in revenue experienced in the three and nine months ended January 31, 2012.

Sales and Marketing.

	Three months ended January		Nine months ended January		Change From Prior Year
	31,		31,		3 Month		9 Month
$s in thousands	2012	2011	2012	2011	Period		Period
Sales & Marketing Expense	$1,643	$1,732	$4,389	$5,666	$(89)		$(1,277)
% of Revenue	39.1%	31.0%	39.5%	42.7%	8.1	%pts	(3.2	)%pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services, and customer trial expense.  The decrease in sales and marketing expense in the three and nine month periods ended January 31, 2012 was largely due to ongoing cost reductions throughout fiscal 2011 and 2012, including reductions in headcount, consultants, and related costs. The reduction in headcount had a direct impact on both base pay and variable compensation, which experienced a combined reduction of approximately $0.2 million and $0.9 million, respectively, which includes decreases in stock compensation of approximately $8,000 and $0.2 million for the three and nine months ended January 31, 2012.  Additionally, depreciation and facilities expense decreased in the three and nine month periods ended January 31, 2012 by $0.1 million and $0.5 million, respectively, due to a decreased asset depreciation base as more of our assets become fully depreciated, and the closure of several foreign sales offices and a reduction of domestic office space.  The reduction in headcount also impacted tradeshow, travel and related expenses which experienced a decrease of approximately $0.1 million, for the nine month periods ended January 31, 2012.  These decreases were partially offset by an increase in marketing expense of approximately $0.2 million for PhoneTag customer trials in the three and nine months ended January 31, 2012.

Research and Development.

	Three months ended January		Nine months ended January		Change From Prior Year
	31,		31,		3 Month		9 Month
$s in thousands	2012	2011	2012	2011	Period		Period
Research & Development Expense	$1,780	$1,672	$5,390	$5,777	$108		$(387)
% of Revenue	42.3%	29.9%	48.6%	43.5%	12.4	%pts	5.1	%pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products.  Research and development costs increased by approximately $0.1 million in the three months ended January 31, 2012 as compared to the three months ended January 31, 2011, primarily due to an increase of approximately $0.2 million in outside services primarily for the voice services business, offset by approximately $0.1 million of reductions in depreciation, facilities, travel and equipment related expenses.  Research and development costs decreased by approximately $0.4 million in the nine months ended January 31, 2012 as compared to the nine months ended January 31, 2011, primarily due to decreases of approximately $0.2 million in headcount and related expense, $0.2 million in facilities and related expense, and $0.2 million in depreciation and equipment related expense, primarily as a result of earlier layoffs and cost cutting measures.  These decreases were partially offset by an increase of approximately $0.2 million in outsides services related to the voice services business.

General and Administrative.

	Three months ended January		Nine months ended January		Change From Prior Year
	31,		31,		3 Month		9 Month
$s in thousands	2012	2011	2012	2011	Period		Period
General & Administrative Expense	$750	$1,182	$2,753	$3,745	$(432)		$(992)
% of Revenue	17.8%	21.2%	24.8%	28.2%	(3.4	)%pts	(3.4	)%pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The decrease in general and administrative expenses in the three and nine month periods ended January 31, 2012 is comprised of a reduction in legal, audit, tax and professional fees of $0.3 million and $0.5 million, respectively, for the three and nine months ended January 31, 2012, as compared to the three and nine months ended January 31, 2011, primarily due to cost reduction efforts including renegotiated audit and legal contracts.  Additionally, stock compensation decreased $42,000 and $0.4 million, respectively, due in part to the departure of one of our board members, who was previously our chief executive officer, as compared to the corresponding periods ended January 31, 2011.  Additionally, there was a decrease in facilities and other expense of approximately $50,000 and $0.1 million, respectively, for the three and nine months ended January 31, 2012, as compared to the three and nine months ended January 31, 2011, resulting primarily from reduced taxes on shares outstanding, and reduced rent expense.

Stock-based Compensation.

Stock-based compensation expense recognized in the three and nine month periods ended January 31, 2012 and 2011 was as follows:

	Three months ended January 31,		Nine months ended January 31,
$s in thousands	2012	2011	2012	2011
Cost of revenue	$11	$14	$37	$58
Sales and marketing	69	77	153	308
Research and development	41	30	138	170
General and administrative	80	122	47	450
Total	$201	$243	$375	$986

The decline in stock-based compensation is primarily due to a reduction in options outstanding as a result of the reductions in force that occurred over the last few years and therefore a reduction in stock-based compensation linked to options.  Further, as compensation related to older options, which were granted at higher fair values per share due to the stock price at the time of grant, become fully amortized, they are being replaced by newer option grants which are being issued at lower fair values due largely to the decline in our stock price. Additionally, there was a reversal of previously recognized expense on unvested options and restricted stock units, related to certain performance grants, due to the previous chief executive officer’s departure from our board of directors.

Other Income (Expense), Net.

	Three months		Nine months		Increase (Decrease) From Prior Year,
	ended January 31,		ended January 31,		3 Month		9 Month
$s in thousands	2012	2011	2012	2011	Period		Period
Other income (expense), net	$10	$(34)	$(1)	$(58)	$44		$57
% of Revenue	0.2%	(0.6)%	—%	(0.4)%	0.8	%pts	0.4	%pts

Other income (expense), net consists primarily of interest income on our invested cash and cash equivalent balances, impairment charges on our long-term investments, the sale of an intangible asset, foreign currency activities, and interest expense on a long-term convertible note payable. The increase in other income (expense), net, for the three and nine months ended January 31, 2012 as compared to the three and nine months ended January 31, 2011, was due primarily to a decrease in interest expense due to the convertible note payable being paid in full in April 2011. During the nine months ended January 31, 2012, this increase was partially offset by the sale of an intangible asset resulting in a loss of approximately $25,000.  We expect that the returns on our cash and investments will continue to experience marginal declines as we continue to use cash as a result of our anticipated operating losses in the fourth quarter of the fiscal year ending April 30, 2012.  It is possible that we will experience further impairment charges on our remaining investments in asset backed preferred equity securities converted from auction rate securities, although we do not expect them to be material as there is only $0.1 million of carrying value remaining as of January 31, 2012.

Income Taxes.

	Three months		Nine months		Increase From Prior Year,
	ended January 31,		ended January 31,		3 Month		9 Month
$s in thousands	2012	2011	2012	2011	Period		Period
Provision for (benefit from) income taxes	$6	$5	$18	$(12)	$1		$30
% of Revenue	0.1%	0.1%	0.2%	(0.1)%	0.0	%pts	0.3	%pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the three and nine months ended January 31, 2012 and 2011 was less than 1%. This effective tax rate reflects our establishment of a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards.  As a result of this valuation allowance, our tax expense (benefit) for the three and nine months ended January 31, 2012 and 2011 is limited to certain minor state and foreign tax jurisdictions where we report limited profits.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2012 and April 30, 2011, we had cash and cash equivalents and investments totaling $23.8 million and $27.5 million, respectively.  As of January 31, 2012, we had cash and cash equivalents of $21.3 million as compared to $24.1 million at April 30, 2011. Additionally we had $2.4 million of short-term investments as of January 31, 2012, compared to $3.4 million at April 30, 2011.  We had $0.1 million of long-term investments at both January 31, 2012 and April 30, 2011. In August 2011, we renewed our $2 million line of credit facility with our bank.  The line of credit expires on July 31, 2012 and carries substantially the same terms as the old line of credit.  There were no amounts outstanding under the line as of January 31, 2012 or April 30, 2011.

Since March 1997, we have satisfied the majority of our liquidity requirements through cash flow generated from operations, funds received from stock issued under our various stock plans and the proceeds from our initial and follow-on public offerings in fiscal 2000.

	Nine months ended January 31,
$s in thousands	2012	2011
Cash flow used in operating activities	$(4,102)	$(7,573)

The net use of cash in operations for the nine months ended January 31, 2012 was primarily attributable to the $8.6 million net loss experienced for the nine months of this fiscal year, which was largely driven by softness in demand for our legacy products as compared to our historical levels.  Partially offsetting the effect of this softness in demand was an $0.8 million decrease in inventory.  In the current nine months we have been able to meet customer orders primarily from existing inventory, without increasing inventory with additional purchases.  Additionally, deferred revenue increased by approximately $0.9 million, primarily the result of a large annual service contract being renewed earlier than in the prior year.  There was also a $0.5 million decrease in accounts receivable during the nine months ended January 31, 2012. Accounts receivable decreased due to customary volatility in the timing of sales transactions for legacy TDM and VoIP products, as well as a decline in sales for these products.  Offsetting the negative impacts on cash flow from operations due to our continued operating losses, were non-cash operating expenses related to depreciation and amortization and stock-based compensation expense which contribute to our operating loss but do not result in a use of cash.

Our accounts receivable day’s sales outstanding was approximately 30 days at both January 31, 2012 and April 30, 2011.  The volatility in our day’s sales outstanding has been impacted by a non-linear pattern in our revenues and longer payment cycles attributable to our international customers.

We expect cash flow from operating activities to continue to be a use of cash due to expected continued operating losses.

	Nine months ended January 31,
$s in thousands	2012	2011
Cash flow from investing activities	$1,168	$1,161

We generated $1.2 million in cash in our investing activities during the nine months ended January 31, 2012. The cash was generated primarily from the net of sales and purchases from investments of approximately $1.0 million, and proceeds from the sale of a purchased intangible and property and equipment of approximately $0.3 million, net of equipment purchases of approximately $0.1 million.

	Nine months ended January 31,
$s in thousands	2012	2011
Cash flow from financing activities	$159	$100

The cash flow from financing activities during the nine months ended January 31, 2012 was due to funds received from the employee stock purchase plan and stock option exercises.  We expect to continue to have modest positive cash flows from financing activities due to employee stock plan activity, but at reduced levels due to our suspension of activity under our employee stock purchase plan.

We have no material commitments other than obligations under operating leases, particularly our facility lease, normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We also have an earn out obligation under the Simulscribe agreement, which could be as much as $10 million depending on the level of revenues achieved during the 3-year term of the agreement. We currently occupy approximately 20,100 square feet of space in our San Jose, California headquarters. Our lease on this facility extends through April 30, 2017.  Our remaining lease obligation as of January 31, 2012, was approximately $1.5 million, up from approximately $0.5 million as of April 30, 2011 as a result of our entering into our new lease; our remaining lease obligation as of April 30, 2011 related to our prior lease that expired in January 2012.  We also had purchase commitments of approximately $0.5 million as of January 31, 2012, compared to approximately $0.7 million as of April 30, 2011.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 63% of our revenue in the first nine months of fiscal 2012, and 67% and 75% of our revenue in fiscal 2011 and 2010, respectively. Our largest customer in the first nine months of fiscal 2012 accounted for approximately 31% of our revenue, as compared to our largest customers in fiscal 2011 and 2010, which accounted for 28% and 30% of our revenue, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels.

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

IN PERIODS OF WORSENING ECONOMIC CONDITIONS, OUR EXPOSURE TO CREDIT RISK AND PAYMENT DELINQUENCIES ON OUR ACCOUNTS RECEIVABLE SIGNIFICANTLY INCREASES.

A substantial majority of our outstanding accounts receivables are not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.  This exposure to credit risk is enhanced by our customer concentration; for example, 29%, 14% and 11% of our accounts receivable balance at January 31, 2012 was from three customers.

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

We expect that, at least through fiscal 2012, our primary business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, limits the rate of growth of this portion of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for the products we have sold in the last few fiscal years, which are deployed in mobile and wireline networks. Our Packet Voice Processor (PVP), targeted at the VoIP market, generated 38% of total revenue in the nine months ended January 31, 2012, and 15% of total revenue in fiscal 2011.  Sales of our PVP product have been volatile from quarter to quarter.  As such, there is no guarantee that we will continue to be successful in selling the PVP into those VoIP networks.

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

OUR CASH RESOURCES MAY NOT BE SUFFICIENT TO ACQUIRE OR DEVELOP ADDITIONAL TECHNOLOGIES.

As of January 31, 2012, we had approximately $23.7 million in cash, cash equivalents and short-term investments. As a result, we may not be able to acquire companies or technologies, or develop new technologies, that we believe would be beneficial to our company and our stockholders. Further, if we experience a continued downturn in our business, we may need to rely on our cash reserves to fund our business during the period of the downturn which, if prolonged and severe, we may not be able to do.

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

Disclosure Controls and Procedures

Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of January 31, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of January 31, 2012, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended January 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2011, as filed with the SEC on July 28, 2011  have not substantively changed, except for the following risk factors:

1.                           The risk factor “We Depend On A Limited Number Of Customers, The Loss Of Any One Of Which Could Cause Our Revenue To Decrease,” was revised to include the first nine months of fiscal 2012 financial and credit risk information associated with our customer concentration.

2.                          The risk factor “In Periods Of Worsening Economic Conditions, Our Exposure To Credit Risk And Payment Delinquencies On Our Accounts Receivable Significantly Increases” has been revised to give accounts receivable information as of January 31, 2012.

3.         The risk factor “Despite our entrance into the voice services market, in the near term we continue to remain reliant primarily on our voice quality business to generate revenue growth and profitability, which could limit our rate of future revenue growth.” was revised to include revenue information from the sales of our PVP product for the first nine months of fiscal 2012.

4.         The risk factor “Our Cash Resources May Not Be Sufficient To Acquire Or Develop Additional Technologies” has been revised to give our cash resources as of January 31, 2012.

5.         The risk factor “If India Moves  Forward  With Its Proposed Rule Changes Related To The Import Of Technology-Based Products Into India, We Could Experience a Prolonged Loss Of Business From That Important Region And/Or Subject Ourselves To Increased Risk Related To Loss Of Our Intellectual Property” has been deleted as we have no near term plans to export technology based products into India at this time.

ITEM 6.  EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Networks, Inc.
Date: March 13, 2012	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document

3.1(1)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(2)	Certificate of Amendment to Restated Certificate of Incorporation of Ditech Networks, Inc.
3.3(3)	Bylaws of Ditech Networks, Inc., as amended and restated
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(4)	Specimen Stock Certificate
10.1(5)	Amended and Restated Severance Benefit Plan.
10.2(5)	Form of Restricted Stock Unit Agreement with Dividend Equivalent Rights for Officers and Employees
10.3(5)	Form of Restricted Stock Unit Agreement with Dividend Equivalent Rights for Directors
10.4(6)	Cash Compensation Arrangements for Kenneth Naumann for the second half of fiscal 2012.
10.5	Lease Agreement, dated December 21, 2011, between Ditech Networks, Inc. ECI Montague LLC.
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(5) Incorporated by reference from the exhibit with the corresponding number to Ditech’s Current Report on Form 8-K (File No.000-26209), filed December 14, 2011.

(6) Incorporated by reference from the description set forth in Item 5.02 of Ditech’s Current Report on Form 8-K (File No.000-26209), filed January 10, 2012.

*XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.