Form 10-K
period 2012-04-30
DITECH NETWORKS INC
filed 2012-07-27
CIK 1080667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $10,817,216 as of October 31, 2011 based upon the closing price on the NASDAQ Global Market reported for such date. Excludes an aggregate of 14,149,957 shares of common stock held by executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any such person should not be construed to indicate that a determination has been made that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

          The number of shares outstanding of the Registrant's Common Stock as of June 30, 2012 was 26,894,963 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the 2012 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

DITECH NETWORKS, INC.

FORM 10-K

INDEX

Trademarks:

        Ditech, Ditech Networks (and the Fern logo) and VQA are registered trademarks of Ditech Networks. This Annual Report on Form 10-K also includes trademarks of companies other than Ditech.

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

        Where we use the words "Ditech," "we," "our" or similar expressions, we are referring to Ditech Networks, Inc. and each of our wholly-owned subsidiaries. Our fiscal year ends on April 30. Consequently, when we refer to a specific fiscal year we are referring to the 12 months ended on April 30 of that year. For example, fiscal 2012 means the 12 months ended April 30, 2012.

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

        Our voice quality products include echo cancellers, which are used to effectively eliminate echo, a significant problem in existing and emerging voice networks. We also have voice quality products that incorporate both echo cancellation and a voice quality enhancement technology called Voice Quality Assurance ("VQA"). VQA addresses various voice quality issues in wireline and wireless networks, including a broader spectrum of echo, background noise and inconsistent voice levels. In addition, we have voice quality products that have the ability to accurately measure and report on audio impairments, a technology called Experience Intelligence ("EXi"). Over the last three fiscal years, voice quality and VoIP products have accounted for the majority of our revenue, however, revenue from our voice services products has been increasing and revenues from these products accounted for approximately 29% of our revenues in fiscal 2012. We have also developed an Internet Protocol ("IP") platform, the Packet Voice Processor ("PVP"), which represents our entry into service providers' networks using Voice over Internet Protocol ("VoIP") technology. The PVP incorporates our VQA and EXi technology to address voice quality issues specific to packet networks. Our PVP sales accounted for approximately 36% of our revenues in fiscal 2012.

        During fiscal 2010, we entered into an exclusive distribution relationship with Simulscribe, LLC. ("Simulscribe"), a provider of voice-to-text transcription services. As part of this relationship we obtained exclusive worldwide distribution rights to sell Simulscribe's voice-to-text services, known as PhoneTag. The PhoneTag application enables carriers to offer value-added services to their customers, including but not limited to voicemail-to-text, dictate-an-SMS ("short message service"), dictate updates to social network applications, and call recording transcriptions. We are also selling the PhoneTag application into enterprises for voicemail-to-text services.

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

Mobile Voice Quality Market

  Market Size and Characteristics

        While we supply voice processing products to both wireless and wireline communications networks, our primary market is mobile operators. Mobile networks are currently estimated to have over 5 billion subscribers worldwide and recent market research reports indicate that this subscriber base is still growing, which is putting increased emphasis on carrier demands for additional capacity while maintaining call quality. Global System for Mobile Communications, commonly referred to as GSM, is the predominant technology for mobile communications outside the United States and is growing in popularity domestically. Code-Division Multiple Access, commonly referred to as CDMA, is an alternative mobile technology used primarily in the U.S. and Korea and a number of smaller networks in other parts of the world. Mobile networks are composed of three distinct types of equipment: (1) Radio Access Network (Cellular towers, base station with radio equipment, backhaul equipment and lines to carry traffic back to the switching site and the base station controllers); (2) Mobile Switching Center ("MSC") with switching equipment; and (3) Inter MSC network to connect switching sites across the carrier's geographical coverage area.

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

        The need to lower the cost of deploying and operating a mobile voice network is even greater in many international markets where carriers are expanding to reach low-income subscribers. The Radio Access Network, with a large portion of overall equipment and installation costs, dominates the cost of deployment in a mobile network. To lower costs, international carriers are utilizing various forms of voice compression to reduce radio bandwidth and infrastructure costs. Voice compression enables carriers to serve more subscribers with less bandwidth. The drawback of these compression technologies, however, is that they can degrade voice quality. Therefore, carriers are seeking solutions that enable them to utilize voice compression while still maintaining consistent voice quality.

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

        The key technologies that we have developed and use in our voice processing solutions are:

        Voice Quality Assurance.    Our VQA technology integrates voice quality optimization features with some of the latest voice processor technology to improve the quality of voice calls in all telecommunications networks, particularly mobile networks. VQA's general features include noise reduction, acoustic echo cancellation, voice level control, and enhanced listener intelligibility.

        Experience Intelligence:    Our EXi technology provides detailed visibility into voice quality impairments that enter a network. EXi enables a service provider to better manage their overall quality levels by unobtrusively measuring voice quality based on industry standards.

        The key benefits of our voice processing solutions include:

        Network capacity expansion.    Our VQA technology enables mobile carriers to deploy lower-cost, bandwidth-saving compression technologies while still maintaining consistent voice quality. Our VQA technology also enables mobile carriers to deploy a capacity-saving technology called DTX ("Discontinuous Transmission"). Human conversations typically occupy a phone call 50% of the time for each person. Mobile networks use DTX to stop radio transmission during silent periods. Background noise renders the process of detecting these silent periods more difficult, thus reducing the effectiveness of DTX, increasing radio network traffic and usurping capacity. Our VQA technology detects and minimizes this background noise.

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

Our Mobile Voice Quality Products

        Our voice quality products are designed to solve voice quality issues, such as echo, background noise and inconsistent voice levels primarily in mobile networks. Our products also serve wireline and satellite networks. Our echo cancellation product family includes a mixture of both single and multi-port, stand-alone echo cancellers and several broadband, system-based products. Our voice processing platforms are designed to support a large variety of voice processing algorithms, such as the features in VQA and EXi. These products are the Quad Voice Processor ("QVP"), with four T1 or E1 interfaces, and the Broadband Voice Processor-Flex ("BVP-Flex") with high capacity any-to-any interfaces such as DS-3, STS-1, OC-3 and STM-1. Both platforms can be factory configured to support a wide range of digital signal processor, or DSP, computational levels and can be field upgraded to support the purchase of new software features. Revenue generated by sales of our mobile voice quality products accounted for 35%, 66% and 70% of total revenues in fiscal 2012, 2011 and 2010, respectively.

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

        Traditional Voice Quality Challenges.    To become a universal, mainstream service, VoIP must interconnect calls to the wireless and public switch networks ("PSTN") from which the majority of subscribers originate and receive phone calls. As VoIP calls are connected to wireless and PSTN networks, call quality can be degraded by the same voice quality issues that affect circuit-based calls; that is, echo, background noise, and inconsistent voice levels. In fact, VoIP adds more delay to the transmission path of a call and in many cases this delay increases the negative effects of these voice anomalies, especially echo.

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

        The key currently or planned to be available benefits of our VoIP solutions include:

        Toll-quality voice service.    Our PVP system incorporates our VQA, EXi, and codec transcoding functionality. The VQA features on the PVP improve voice quality in a call and offer noise reduction, enhanced voice intelligibility, voice level control and acoustic and hybrid echo cancellation capabilities, restoration of lost packets and less delay. The following voice quality enhancement features are currently available in the PVP:

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

  •
  Hybrid echo cancellation. The echo that occurs at the 2-wire to 4-wire conversion point in a PSTN network becomes even more noticeable when packet delay is added in an IP network. The PVP is designed to eliminate hybrid echo from end-to-end calls that traverse a PSTN hybrid network.

        End-to-end connectivity.    Our PVP, when deployed at the border between networks, supports a wide array of codecs from the customer's premise or network edge and normalizes incoming codec types before transmission to the IP backbone. This may also eliminate service providers' need to convert one compressed voice format to another (transcoding) at VoIP service points such as conferencing servers, media servers and voice portal servers, hence saving the service providers costs and allowing for easier deployment and integration of additional enhanced VoIP service platforms in the future. The PVP also provides a full suite of VQA technology features to ensure the delivery of consistently high voice quality in VoIP deployments.

        Lower border network costs.    Our PVP is purpose-built to support large-scale, high-capacity voice processing at the VoIP network Border. One equipment bay (7 foot) of our PVP, for example, supports up to 48,000 VoIP sessions, depending on feature configuration. Combined with its sophisticated array of voice enhancement and voice monitoring capabilities, deployment of the PVP represents a major capital and operating expense savings for VoIP carriers.

Our VoIP Products

        Because of the high expectations of their customers, VoIP service providers are working to provide a service level that is as good as, or better than, services offered over traditional circuit-switched networks. Leveraging our VQA technology, which addresses packet loss and jitter, we believe that our product platform, the PVP, addresses these voice quality issues. In fiscal 2012, 2011 and 2010, approximately 36%, 15%, and 25% of our revenue, respectively, was generated from our VoIP products, principally our PVP product.

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

Voice Services Market

  Market Characteristics

        Mobile phone penetration in the United States and several other countries has been estimated to have surpassed 100%, due to many customers having multiple lines of service and multiple mobile communications devices. Thus, for mobile operators, a key path to revenue growth is to up-sell value added services as opposed to adding subscribers.

        Mobile data services now contribute significantly to carriers' average revenue per user. A recent Nielsen report estimated that smartphones, which allow users to more easily connect to web-based services, has reached a penetration level of 50% in the United States. At the same time, carriers and mobile phone vendors are creating application stores, allowing users to purchase additional applications and services, with over fifteen billion applications having been downloaded from Apple's iPhone store alone.

        Based upon these data points, we believe that our voice applications initiative is a significant market opportunity. Our goal is to enable the use of speech in a number of mobile and enterprise applications.

Our Voice Services Products

        In 2009, we entered into an exclusive distribution relationship with Simulscribe, a provider of voice-to-text transcription services. As part of this relationship we obtained exclusive worldwide distribution rights to sell Simulscribe's voice-to-text services, known as PhoneTag. Further to this, we have developed a working relationship with Simulscribe whereby we jointly develop and augment the PhoneTag offering to support additional languages and additional applications.

        From a language support perspective, we can offer PhoneTag services in the following languages: English, French, Spanish, and German. These languages, for the most part, are available in automated, hybrid, or full human service levels. These varying service levels allow us to deliver a solution that meets a customer's accuracy and price point requirements. We continue to enhance the accuracy and quality of our existing language offerings as well as support additional language development.

        From an application support perspective, in addition to working with Simulscribe on these extensions, we also work to develop and extend relationships with third party application developers to create and sell additional applications that incorporate the PhoneTag technology. Today Ditech can offer the following applications to carriers for trial and commercial service:

  •
  Voicemail to email: Receive voicemail as an e-mail

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

  •
  Dictate-to-Facebook: Audio is transcribed and posted to an end user's Facebook account

  •
  Conference call transcription: Near real time transcription of audio conferences

  •
  Call annotation: Searches call recordings for key information elements (i.e. dates, times, places, numbers, etc.) that can be stored and searched

        Ditech continues to enhance these applications as well as to extend the list of supported applications through internal research and development as well as through third-party application developers.

        In fiscal 2012, 2011 and 2010, approximately 29%, 19% and 5% of our revenue, respectively, was generated from our voice services offerings.

Customers

        While we added new customers in fiscal 2012 and continued to do business with major North American long distance companies, the majority of our domestic revenue was generated from sales to existing customers AT&T, Verizon Wireless, and Intercall. AT&T accounted for 12% of our total worldwide revenue in fiscal 2012 compared to 28% in fiscal 2011 and 30% in fiscal 2010. Verizon Wireless accounted for 13% of our total worldwide revenue in fiscal 2012 compared to 13% in fiscal 2011 and 16% in fiscal 2010. Intercall, a VoIP-based conference call provider, accounted for 29% of our revenue in fiscal 2012, 14% of our revenue in fiscal 2011 and 13% of our revenue in fiscal 2010. All of our revenue is from external customers.

        We market our products, both domestically and internationally; information by geographic region with respect to revenues from external customers and long-lived assets, is set forth in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and our measures of profit and loss are included in our Consolidated Financial Statements and this information is incorporated by reference here. Historically, the majority of our sales have been to customers in the U.S. These customers accounted for approximately 82%, 81% and 72% of our revenue in fiscal 2012, 2011 and 2010, respectively. Virtually all of our long-lived assets are located in the U.S. See "Item 1A—Risk Factors—We May Experience Unforeseen Problems As We Diversify Our International Customer Base, Which Would Impair Our Ability To Grow Our Business" for a discussion of risks associated with both domestic and international operations.

        Backlog.    Our backlog for voice processing products was approximately $1.3 million and $2.0 million as of the first business day of June 2012 and 2011, respectively. Our backlog consists of (1) orders confirmed with a purchase order for product from which we expect to recognize revenue within 120 days to customers with approved credit status, (2) shipments classified as deferred revenue, which we expect to recognize as revenue within 120 days, and (3) deferred maintenance revenue, which we expect to recognize within 120 days. A shipment may be classified as deferred revenue for a variety of reasons including, but not limited to, concerns over collectiblity or contractual terms when installation is provided. Backlog at June 1, 2012 and 2011, excludes $1.4 million and $1.1 million, respectively, of orders for which shipment dates are undefined or which extend beyond 120 days. Because of the generally short cycle between order and shipment, and occasional customer changes in delivery schedules, we do not believe that our backlog as of any particular date is necessarily predictive of actual net sales for any future period. However, when backlog levels entering a fiscal quarter are low relative to the forecast revenue for that quarter, it places greater reliance on generating new orders during that fiscal quarter to meet our revenue targets.

Research and Development

        Our engineers are dedicated to and focused on designing and developing voice processing products for both circuit-switched and VoIP networks, and voice services products to complement our current voice to text offering. Our research and development expenses for fiscal 2012, 2011 and 2010 were approximately $7.2 million, $7.7 million and $10.6 million, respectively. The decrease in spending in fiscal 2012, 2011 and 2010 was largely due to ongoing cost reduction measures. These ongoing cost reduction measures resulted in a year over year reduction in payroll and stock-based compensation expense due to decreases in engineering headcount and increased utilization of less costly offshore engineering resources primarily in India. Additionally, depreciation and amortization expense has decreased year over year as our equipment fully depreciates and is not replaced. Our research and development efforts are driven by market demand and customer feedback. We have created a structured process for undertaking all product development projects. Following an assessment of market demand, our research and development team develops a set of functional product specifications based on input from our product management, sales and post-sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market. As of April 30, 2012, we had 24 employees in research and development and we believe that retaining those personnel and recruiting new personnel, as necessary, will be essential to our business.

        See "Item 1A—Risk Factors" below for a discussion of risks related to timely specification and development of products for commercial viability.

Manufacturing

        We outsource the majority of our manufacturing of our voice processing products. One manufacturer currently produces the vast majority of our products on an as needed basis. We generally do not own the products or components until they are shipped to us. In certain circumstances, we may be liable to our contract manufacturer for carrying inventory and obsolete material charges for excess components purchased on our behalf. We perform final test, configuration and shipping functions for our voice processing products. Our raw materials are procured from outside suppliers, primarily through our contract manufacturer. Several components used in our products are sole sourced. We closely monitor supplies of parts and supplier lead times in an attempt to mitigate the risk of component availability affecting our ability to deliver product to our customers. In cases where we believe that a particular sole source component is too critical or expensive to replace and we believe that there may be availability issues, we have, and may continue to, buy components in excess of our immediate needs to help mitigate the risk of component shortages in the future. Our future success will depend in significant part on our ability to obtain components on time, at competitive prices, and in sufficient quantities to meet demand. Although we believe that there are currently ample supplies of components, we have experienced part shortages in prior years, which had a direct impact on revenues and results of operations and we may experience shortages again in the future. See "Item 1A—Risk Factors" below for a discussion of risks related to manufacturing our products.

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

Voice To Text Processing

        To provide service for our voice to text business we have a combination of human transcription centers, and fully secured redundant automated services in the cloud and at a co-location facility. These centers are located through out the world.

Sales and Marketing

        We primarily rely on our direct sales force to sell our voice processing products and our voice services products domestically, and on a combination of a direct sales force, value-added resellers, distributors and sales agents internationally. Due to the weakened level of demand for our legacy voice processing products over the last four fiscal years, we executed targeted reductions in spending directed primarily at our voice processing products in an effort to control our costs. The focus of spending has been directed at our voice services products, specifically for the development of the sales team, and research and development efforts. See "Item 1A—Risk Factors" below for a discussion of risks related to effectively marketing and selling our products.

Competition

        The markets for our products and services are intensely competitive, continually evolving and subject to rapid technological change. We believe that rapid product introductions with price performance advantages are critical competitive factors. We believe our products also face competition in the following areas:

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

        Our principal competitors for stand-alone echo and voice quality products in circuit-switched networks are Dialogic Communications and Tellabs. However, the primary competition in the voice processing market comes from voice switch manufacturers, of which there are several companies competing in this space, the more formidable of which are Nortel, Alcatel-Lucent, Nokia, Ericsson, Siemens-Nokia, Huawei and ZTE. These switch manufacturers do not independently sell echo cancellation products or compete in the open echo cancellation market; however, they integrate echo cancellation functionality within their switch product offerings, either as hardware modules or as software running on chips. A widespread adoption of internal echo cancellation solutions could present a competitive threat to us by eliminating demand for our echo cancellation system products.

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

        Competitors in the voice services space include AT&T, Microsoft, Google, Yahoo and Nuance Communications, Inc. Independent software vendors such as Nuance Communications and Comverse Technology as well as other technology startups could potentially develop competing applications in the future.

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

Patents and Intellectual Property Rights

        Our future success will depend, in part, on our ability to protect our intellectual property. We rely primarily on nondisclosure agreements as well as copyright, trademark, trade secret laws, and other methods to protect our proprietary voice processing technologies and processes. However, where it is applicable and when we deem it appropriate, we have sought and may seek patent protection for technologies or inventions we develop. Nevertheless, these measures may not be adequate to safeguard the proprietary technology underlying our voice quality products.

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

Employees

        As of April 30, 2012, we had 63 employees, 12 of whom were primarily engaged in operations, 24 in research and development, 17 in sales, marketing and technical support and 10 in finance and administration. Our employees are not represented by any collective bargaining agreement, and we have not experienced a work stoppage. We believe our employee relations are good.

Available Information

        You may obtain a free copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports, which we make available as soon as reasonably practicable after our filing or furnishing of these reports with or to the Securities and Exchange Commission ("SEC"), through our website at www.ditechnetworks.com. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website should be deemed to be part of this Annual Report. The reports filed with the SEC are also available at www.sec.gov.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

        Historically, the majority of our revenue has come from a small number of customers purchasing our products and services. Our five largest customers accounted for approximately 63% of our revenue in fiscal 2012 and 67% and 75% of our revenue in fiscal 2011 and 2010, respectively. Our largest customer in fiscal 2012 accounted for approximately 29% of our revenue, as compared to our largest customers in fiscal 2011 and 2010, which accounted for 28% and 30% of our revenue, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels.

DELAYS IN TRANSITIONS IN OUR CUSTOMERS' TECHNOLOGIES OR INFRASTRUCTURES MAY CAUSE DELAYS OR IMPEDIMENTS TO PURCHASING OUR PRODUCTS.

        We have experienced changes in buying patterns due to carrier transitions from their legacy TDM/networks to VoIP networks and the impact of the world-wide economic and credit crisis. These factors have directly impacted the timing and magnitude of carriers' buying patterns, as they are closely watching their capital spending and are looking to minimize their investments in their legacy network configurations but have been slow to deploy large scale VoIP networks. Until carrier transition strategies from legacy TDM/networks to newer 3G and 4G networks get clarified and the economic and credit markets return to a more normal state, our revenue could be more volatile due to timing issues around large customer purchases.

THE WORLDWIDE MARKET TURMOIL MAY CONTINUE TO ADVERSELY AFFECT OUR CUSTOMERS WHICH DIRECTLY IMPACTS OUR BUSINESS AND RESULTS OF OPERATIONS.

        Our operations and performance depend on our customers having adequate resources to purchase our products and services. The unprecedented turmoil in the global markets and the global economic downturn generally continues to adversely impact our customers and potential customers. These market and economic conditions may remain volatile and uncertain for the foreseeable future. Customers have altered and may continue to alter their purchasing and payment activities in response to deterioration in their businesses, lack of credit, economic uncertainty and concern about the stability of markets in general, and these customers may reduce, delay or terminate purchases of, and payment for, our products and services. If we are unable to adequately respond to changes in demand resulting from deteriorating market and economic conditions, our financial condition and operating results may be materially and adversely affected.

IN PERIODS OF WORSENING ECONOMIC CONDITIONS, OUR EXPOSURE TO CREDIT RISK AND PAYMENT DELINQUENCIES ON OUR ACCOUNTS RECEIVABLE SIGNIFICANTLY INCREASES.

        A substantial majority of our outstanding accounts receivables are not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results. This exposure to credit risk is enhanced by our customer concentration; for example, 46% of our accounts receivable balance at April 30, 2012, was from one customer.

OUR CASH AND CASH EQUIVALENTS AND OUR SHORT AND LONG-TERM INVESTMENTS COULD BE ADVERSELY AFFECTED IF THE FINANCIAL INSTITUTIONS IN WHICH WE HOLD THESE FUNDS FAIL.

        We maintain the cash and cash equivalents and our short and long-term investments with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents (other than our asset backed preferred equity securities that were converted from auction rate securities which are classified as long-term investments); however, we can provide no assurance that access to our invested balances will not be impacted by adverse conditions in the financial and credit markets.

DESPITE OUR ENTRANCE INTO THE VOICE SERVICES MARKET, IN THE NEAR TERM WE CONTINUE TO HAVE SIGNIFICANT RELIANCE ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

        We expect that the design, development and marketing of voice processing products will continue to be a significant part of our business. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, limits the rate of growth of this portion of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for the products we have sold in the last few fiscal years, which are deployed in mobile and wireline networks. Our PVP, targeted at the VoIP market, generated 15% of total revenue in fiscal 2011, and 36% of total revenue in fiscal 2012. Sales of our PVP product have been volatile from quarter to quarter. As such, there is no guarantee that we will continue to be successful in selling the PVP in volume into those VoIP networks.

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE WHICH COULD CAUSE OUR SALES TO DECLINE.

        We operate in an industry that experiences rapid technological change, and if we do not successfully develop and introduce new products and our existing products become obsolete, our revenues will decline. Even if we are successful in developing new products, we may not be able to successfully produce or market our new products in commercial quantities, or increase our overall sales levels. These risks are of particular concern when a new generation product is introduced. If our new products do not receive substantial commercial acceptance, the ability to grow our business will be adversely impacted. In addition, our revenues from our legacy VQA products, which have continued to generate the majority of our revenues through fiscal 2012, have declined substantially over the past four years, and there is no guarantee that our VQA products will continue to meet the expectations of new potential customers or that customers will continue to invest heavily in traditional TDM/wireline network infrastructure. As such, the timing of our realization of any additional revenues from the VQA platforms could diminish or not materialize at all.

        We must devote a substantial amount of resources in order to develop and achieve commercial acceptance of our new products, most recently our PhoneTag products. Our new and/or existing products may not be able to address evolving demands in the telecommunications market in a timely or effective way. Even if they do, customers in these markets may purchase or otherwise implement competing products.

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

VOICE SERVICE PRODUCTS MAY NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE, OR BE SOLD AT PROFITABLE PRICE POINTS, WHICH COULD LIMIT OUR ABILITY TO GROW OUR VOICE SERVICES BUSINESS.

        We have invested, through both internal development effort and our exclusive distribution agreement with Simulscribe, in the burgeoning voice services market. We believe that this market will provide a key growth opportunity for telecommunication carriers and therefore providers of voice service products. However, the market for speech technologies is relatively new and rapidly evolving. Our ability to grow and diversify our revenue depends in large measure on the acceptance of our voice services products and the ability to sell them at profitable price points. In the event that our customers do not embrace voice services as a viable source of revenue growth or they adopt the technology more slowly than we anticipate, or they are not willing to purchase them at prices providing the company with a profit, it could adversely impact our ability to grow our revenues and we may not be able to recover the costs associated with our investment in our voice business, including the costs invested in our distribution relationship with Simulscribe.

SIMULSCRIBE'S VOICE-TO-TEXT BUSINESS, FOR WHICH WE BECAME THE SOLE WORLD-WIDE DISTRIBUTOR, HAS HISTORICALLY BEEN A LOW MARGIN BUSINESS. IF WE CAN NOT IMPROVE THE COST MODEL, WHILE WE IMPROVE THE VOLUME OF REVENUE GENERATED FROM THIS BUSINESS, IT COULD CONTINUE TO DETERIORATE OUR OVERALL MARGINS AS IT BECOMES A LARGER PERCENTAGE OF REVENUE.

        While we are focused on growing our customer base in the voice-to-text market, we have also been focusing on implementing cost reduction efforts to improve on the historically low margins that the business has experienced. In the event that we are unsuccessful in executing on our cost reduction efforts, although we might experience growth in our gross profit due to increased revenue, we might experience a decline in our gross margin, as the voice-to-text revenue becomes a larger percentage of overall revenue.

WE ACT AS THE SOLE DISTRIBUTOR OF SIMULSCRIBE TRANSCRIPTION SERVICES, AND THE MAJORITY OF THE TRANSCRIPTION CUSTOMER AGREEMENTS HAVE PERFORMANCE LEVEL REQUIREMENTS WHICH INCLUDE PENALTY CLAUSES FOR FAILURE TO MEET THOSE PERFORMANCE LEVELS.

        We have an exclusive world-wide distribution agreement with Simulscribe to sell their transcription services to customers (including but not limited to wireline and wireless carriers, and voice mail service providers). As part of our agreement with Simulscribe, we have assumed management responsibility of the third party manual transcription centers. The vast majority of our customer agreements for transcription services include service level requirements, which provide for penalties should the contract service levels not be maintained. We believe we have put in adequate redundancy features to mitigate the risks of failing to meet our service level obligations and have not experienced any significant penalties to date for failure to meet these service level commitments. However, if we or our third party manual transcription providers fail to meet the service level requirements, it could not only adversely impact our transcription service revenue but could also adversely impact our other voice services product revenues, should voice services customers lose confidence in our overall service offering.

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

OUR REVENUE MAY VARY FROM PERIOD TO PERIOD.

        Factors that could cause our revenue to fluctuate from period to period include:

  •
  changes in capital spending in the telecommunications industry and larger macroeconomic trends, including but not limited to the impacts of the world-wide economic crisis;

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

        In addition, the sales cycle for our products is typically lengthy. Before ordering our products, our customers perform significant technical evaluations, which typically last 90 days or more for our base echo cancellation systems and 180 days or more for our VQA and PVP product offerings. Our newer voice services product offerings are also subject to free evaluation periods of up to 60 days to allow potential customers a chance to trial the product to determine if it meets their needs. Once an order is placed, delivery times can vary depending on the product ordered and the timing of installations or product acceptance may be delayed by our customers. As a result, revenue forecasted for a specific customer for a particular quarter may not occur in that quarter. Further, in a fiscal quarter for which we enter the quarter with a small backlog relative to our revenue target, we are at heightened risk for the factors noted above as we are more dependent on the generation of new orders within the quarter to meet the revenue targets. Because of the potentially large size of our customers' orders, this would adversely affect our revenue for the quarter.

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

WE ANTICIPATE THAT AVERAGE SELLING PRICES FOR OUR PRODUCTS WILL DECLINE IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO BE PROFITABLE.

        We expect that the price we can charge our customers for our products will decline as new technologies become available, as we expand the distribution of products through value-added resellers and distributors internationally and as competitors lower prices either as a result of reduced manufacturing costs or a strategy of cutting margins to achieve or maintain market share. If this occurs, our operating results will be adversely affected. While we intend to reduce our cost of revenue in an attempt to maintain our margins, we may not execute these programs on schedule. In addition, our competitors may drive down prices faster or lower than our planned cost reduction programs. Even if we can reduce our cost of revenue, many of our operating costs will not decline immediately if revenue decreases due to price competition.

        In order to respond to increasing competition and our anticipation that average-selling prices will decrease, we are attempting to reduce the cost of revenue of our new and existing products. If we do not reduce the cost of revenue and average selling prices decrease, our operating results will be adversely affected.

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

WE FACE INTENSE COMPETITION, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES OF OUR PRODUCTS.

        The markets for our products are intensely competitive, continually evolving and subject to rapid technological change. Our competitors include companies with significantly greater financial, technical and marketing resources than we have. These competitors are likely to be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do. We may not be able to compete successfully against current or future competitors. Certain of our customers also have the ability to internally produce the equipment that they currently purchase from us. In these cases, we also compete with their internal product development capabilities. We expect that competition will increase in the future. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully.

        We face competition for our voice quality products from voice switch manufacturers. These switch manufacturers do not sell voice processing products or compete in the stand-alone voice processing product market specifically, but they integrate voice processing functionality within other products, either as hardware modules or as software running on internal processors. The other competition in these markets comes from two direct manufacturers of stand-alone voice processing products, Tellabs and Dialogic Communications. A more widespread adoption of internal voice processing solutions would present an increased competitive threat to us, if the net result was the elimination of demand for our voice processing system products.

        AT&T, Microsoft, Google, Yahoo, Nuance, and other smaller companies are our competitors in the voice services business. Independent software vendors could develop competing applications. These independent software companies have access to the necessary technology to develop competing applications. In addition, some of these independent software vendors have more experience with voice recognition technology. One of the largest competitors in the voice transcription market, Nuance, merged subsequent to our becoming the exclusive distributor of Simulscribe's transcription service to wholesale customers. Although we believe we have certain technological advantages to certain of the transcription services offered by the combined company, the merger may impact our ability to close certain business opportunities that we believe exist in the transcription market. In addition, since a large portion of our voice services customers are direct retail customers, we also face the risk that carriers, including some of our wholesale customers, could offer competitive alternatives which would lure our retail customers away from us and adversely impact our voice services revenue.

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

        Our success will continue to depend in large part on development, expansion and/or upgrade of voice and communications networks. We are subject to risks of growth constraints due to our current and planned dependence on U.S. and international telecommunications service providers. These potential customers may be constrained for a number of reasons, including their limited capital resources, economic conditions, changes in regulation and mergers or consolidations. New service providers (e.g., Google and Yahoo) are competing against our traditional customers with new business models that are substantially reducing the prices charged to end users. This competition may force network operators to reduce capital expenditures, which could reduce our revenue.

WE MAY EXPERIENCE UNFORESEEN PROBLEMS AS WE DIVERSIFY OUR INTERNATIONAL CUSTOMER BASE, WHICH WOULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS.

        Historically, we have sold mostly to customers in North America. We are continuing to execute on our plans to expand our international presence. We may be required to hire additional personnel for the overseas market, may invest in markets that ultimately generate little or no revenue, and may incur other unforeseen expenditures related to our international expansion. To date our expansion overseas has met with success in only a few markets and there is no guarantee of future success.

        If we are successful with our international expansion, we will face new and complex issues that we may not have faced before, such as expanded risk to currency fluctuations, longer payment cycles, political or economic instability, potential adverse tax consequences and broadened import/export controls, which will put additional strain on our management personnel. In the past, the vast majority of our international sales have been denominated in U.S. dollars; however, in the future, we may be forced to denominate a greater amount of international sales in foreign currencies, which may expose us to greater exchange rate risk.

        The number of installations we will be responsible for may increase as a result of our international expansion and recognition of revenue may be dependent on product acceptances that are tied to completion of the installations. In addition, we may not be able to establish more relationships with international value-added resellers and distributors. If we do not, our ability to increase sales could be materially impaired.

SOME OF THE KEY COMPONENTS, SOFTWARE AND LICENSED TECHNOLOGIES USED IN OUR PRODUCTS AND SERVICES ARE CURRENTLY AVAILABLE ONLY FROM SOLE SOURCES, THE LOSS OF WHICH COULD DELAY PRODUCT SHIPMENTS AND/OR ADVERSELY IMPACT FUTURE REVENUE.

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

IF WE EXPERIENCE CERTAIN SIGNIFICANT STOCK OWNERSHIP CHANGES, OUR NET OPERATING LOSSES MAY BE SUBSTANTIALLY LIMITED.

        As of April 30, 2012, we had federal and state tax net operating loss carry forwards of approximately $131.2 million and $116.9 million, respectively. In the last several years we have experienced changes in ownership of our common stock that have created a risk that certain additional changes in stock ownership (e.g., significant increases in stock ownership held by our 5% stockholders, or increases in stock ownership that would cause a stockholder to become a 5% stockholder) may cause the tax laws to place severe limitations on our ability to utilize these net operating losses. In the event that significant stock transactions occur and our tax carry forwards become limited, there should not be an immediate material impact on our consolidated financial position or results of operations as we have already established a full valuation against our tax carry forwards. If a limitation of our tax carry forwards is triggered, it could adversely impact future cash flows by not allowing us to substantially offset future taxable income with these tax carry forwards resulting in higher levels of potential future tax obligations.

OUR CASH RESOURCES MAY NOT BE SUFFICIENT TO DEVELOP ADDITIONAL TECHNOLOGIES.

        As of April 30, 2012, we had approximately $22.8 million in cash, cash equivalents and short-term investments. As a result, we may not be able to acquire or develop new technologies that we believe would be beneficial to our company and our stockholders. Further, if we experience a continued downturn in our business, we may need to rely on our cash reserves to fund our business during the period of the downturn which, if prolonged and severe, we may not be able to do.

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

Item 1B—Unresolved Staff Comments

        None.

Item 2—Properties

        Our principal offices and facilities are located in San Jose, California, and consist of approximately 20,100 square feet of office and lab space. Approximately 53% is used for manufacturing and research and development and the balance is used for office space for sales and marketing and general and administrative functions. The lease expires May 1, 2017.

Item 3—Legal Proceedings

        Ditech is currently not a party to any legal proceedings.

Item 4—Mine Safety Disclosures

        Not applicable

ADDITIONAL PART I INFORMATION

Executive Officers of the Registrant

        The following are our executive officers, together with their ages and biographical information, as of June 30, 2012:

Name	Age	Position
Kenneth D. Naumann	42	President and Chief Executive Officer
William J. Tamblyn	53	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Karl E. Brown	42	Vice President of Marketing

        Kenneth Naumann joined Ditech in November 2010 as Vice President of Worldwide Sales. He was promoted to President in March of 2011 and to Chief Executive Officer in May 2011. Prior to joining Ditech, Mr. Naumann served as President and Chief Executive Officer of Scarab Consulting, a provider of computer forensics, electronic discovery and data hosting solutions, from 2008 to 2010, where he was responsible for managing an approximately 100 person firm. From 2006 to 2008, Mr. Naumann served as Vice President of World Wide Sales and Marketing for Paymetric, a provider of secure payments and tokenization technologies, where he was responsible for the company-wide sales function. He served as Vice President of World Wide Sales at Guidance Software, an enterprise security and digital forensics software company, from 2004 to 2006. Before Guidance Software, Mr. Naumann worked at BindView Development from 1993 to 2003, an enterprise security, compliance and network management software provider. During this time, he served in a variety of senior management roles including Vice President of the Americas and Vice President of World Wide Sales. Mr. Naumann holds a B.A. in Philosophy from Hampden-Sydney College.

        William J. Tamblyn joined Ditech in June 1997 as our Vice President and Chief Financial Officer, and was promoted to Executive Vice President in May 2004 and Chief Operating Officer in December 2009. Mr. Tamblyn was the Chief Financial Officer at Conductus, Inc., a telecommunications company, from January 1994 to June 1997. He served as Chief Financial Officer at Ramtek, an imaging company, from May 1993 to December 1993. Prior to May 1993, Mr. Tamblyn worked in public accounting, including for Coopers & Lybrand, LLP. He has a B.S. in Accounting from San Jose State University and is a certified public accountant (inactive).

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

Part II

Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Ditech's common stock is quoted on the NASDAQ Global Market under the symbol "DITC." The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$1.40	$0.93	$1.63	$1.20
Second Quarter	$1.39	$0.86	$1.51	$0.91
Third Quarter	$0.95	$0.75	$1.55	$1.19
Fourth Quarter	$1.02	$0.85	$1.99	$1.23

Holders

        According to the records of our transfer agent, there were 90 stockholders of record of Ditech's common stock at June 30, 2012. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Overview

        We provide voice technologies for the telecommunications market. We design, develop and market telecommunications equipment for use in enhancing voice quality and canceling echo in voice calls over wireline, wireless and internet protocol ("IP") telecommunications networks. Our products monitor and enhance voice quality and provide transcoding in the delivery of voice services. We have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our TDM based ("time division multiplexing") product introductions have leveraged the processing capacity of our newer hardware platforms to offer not only echo cancellation but also enhanced Voice Quality Assurance ("VQA") features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility. We have also introduced products to support carriers that are deploying voice over internet protocol, or "VoIP," technologies which offer all the voice capabilities of our TDM-based products along with codec transcoding to meet the new challenges faced by carriers deploying VoIP technologies.

        We also design, develop and market telecommunications software and services. We have built a software-centric extension to our voice quality offerings, which provides VQA as well as other voice technologies such as mixing and keyword spotting, enabling the next generation of voice application. We also market and develop voice-to-text applications, based on our exclusive reseller agreement with Simulscribe. Voice-to-text utilizes much of the same core expertise in voice processing that underlies VQA. The current primary market for voice-to-text is voicemail-to-text. In the voicemail to text area we offer a broad spectrum of services, under the brand "PhoneTag", including fully automated transcription services as well as transcription services that include human touch-up. Using the same infrastructure we also offer transcription services for conference calls and other audio sources.

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

        On the budgetary side, for the last several years we have seen tighter budgetary spending on capital equipment in many regions of the world, but most importantly with our large domestic customers. Spending on capital equipment appears to be primarily targeted at equipment that can show a direct correlation with revenue generation as opposed to our historical product offerings, which although not a direct source of revenue for carriers is critical to the overall call experience and therefore to customer satisfaction, which in our opinion can ultimately translate into call revenue.

        Lastly, we believe that the current market conditions around the world have altered the pattern of purchasing decisions as carriers tighten their capital investment activity due to internal budget constraints and as tighter credit hampers their ability to borrow to facilitate network expansion and/or upgrades.

        Despite the previously mentioned budget constraints and uncertainty around network architecture, we continue to believe that in the United States our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks, primarily using 3G/4G technologies and to a lesser degree 2G technologies, will be key factors in our ability to add new customers and drive opportunities for revenue growth. Although we continue to believe that 2G technology will continue to play a major role in technology utilized in many international regions of the world, we do believe that there is a growing interest in certain of these regions in shifting to 3G technologies. Our PVP product is designed for use in 3G/4G networks and has been moderately deployed over the last three years. Over the past several years, we have witnessed a reluctance by the carriers to invest heavily in any new large scale network expansion. The development of our VQA feature set, which was originally targeted at the international Global System for Mobile Communications ("GSM") market, has seen growing importance in the domestic market as well. We continue to focus sales and marketing efforts on international and domestic mobile carriers that might best apply our VQA solution. We have continued to invest in customer trials domestically and internationally, where the size of the opportunities justify the costs we must invest in the trial, in an attempt to better avail ourselves of these opportunities as they arise.

        In the last three fiscal years we have been focusing our development efforts to product offerings that leverage off our expertise in voice technology. We are undertaking these new opportunities in an effort to not only diversify our product offerings but also our customer base. We believe that these products could help generate a more predictable revenue base, which we believe is less susceptible to our customer's decisions on the timing and nature of the network expansions than our legacy product offerings have experienced on a stand alone basis.

        In fiscal 2010, we entered into an exclusive worldwide distribution agreement with Simulscribe. In conjunction with this agreement we obtained the exclusive right to market Simulscribe's voice-to-text transcription services to customers around the world. We have invested in the enhancement of the voice-to-text offering to support conversion of additional languages as well to scale the capabilities of our services platform.

        Due to softened demand for our VQA products over the last few years, we have undertaken a number of cost cutting measures in an attempt to better align our spending with our revenue levels while still investing in the future of the company by means of development projects, like our voice services products which leverage our core strengths in the voice technology and provide for more stable revenue streams in the future. The focus of our cost cutting efforts has not only been on reducing headcount, but also on targeted spending reductions on discretionary spending areas such as travel, marketing campaigns and trade shows. We intend to continue to monitor our spending and intend to take further steps if needed to balance our spending with the revenue opportunities we see ahead of us.

        Reseller Agreement.    In September 2009, we entered into a Reseller Agreement with Simulscribe pursuant to which we became the exclusive reseller of Simulscribe's voice-to-text services to wholesale customers. Pursuant to the agreement, we also assumed all of Simulscribe's wholesale customers. We paid $3.5 million and issued a two-year promissory note for an additional $3.5 million for the assumption of the wholesale customer contracts and the exclusivity rights. In April 2011, the promissory note was paid in full. Additionally, Ditech agreed to pay a fee for the services provided by Simulscribe, and will pay up to an additional $10 million if the revenues generated from the Simulscribe services meet certain performance milestones within the first three years of the agreement (the "Additional Payments"), which period ends September 10, 2012, subject to acceleration in certain events, such as our failure to use commercially reasonable efforts to market the services or a change of control of our company at a time that revenues from these services are on track to result in the payment ultimately being made. Based upon current revenues generated, we do not expect any of the Additional Payments to be earned. The Additional Payments, should any be paid, are convertible into our common stock at Simulscribe's option. The Additional Payments may be converted into our common stock at a conversion price of $5.00 per share, provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share. In the fourth quarter of fiscal 2010, we amended our agreement with Simulscribe that extended our exclusive distribution rights to all customers, not just wholesale customers. The agreement, and the related amendment, were accounted for as an asset acquisition and the value of the consideration given was allocated to the assets received as part of the transaction.

        Our Customer Base.    Historically, the majority of our sales have been to customers in the United States. Domestic customers accounted for approximately 82%, 81% and 72% of our revenue in fiscal 2012, 2011 and 2010, respectively. The geographic mix of revenue reflects domestic demand for our legacy TDM business and our VoIP business, as well as the vast majority of our voice service product revenue being generated from domestic customers. Our international business for fiscal 2012 was primarily concentrated in Europe and South East Asia. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. Our international revenue has been largely driven by demand from customers in South East Asia, the Middle East and Latin America. We expect our international demand for voice quality products to continue to be heavily influenced by these markets as they are experiencing the highest level of growth and commonly have the most need for cost effective solutions to address voice quality in their growing networks. However, we expect that international demand for our voice service products may be more heavily influenced by demand from Europe and Latin America which tend to be earlier adopters of new phone services than other international regions into which we have historically sold product.

        The majority of our revenue historically has come from a small number of customers. Our largest customer in fiscal 2012, Intercall, a VoIP conference call provider, accounted for approximately 29%, 14% and 13% of revenue in fiscal 2012, 2011 and 2010, respectively. Our five largest customers accounted for approximately 63%, 67% and 75% of our revenue in fiscal 2012, 2011 and 2010, respectively. Consequently, the loss of, or significant decline in purchases by, any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a substantial negative effect on our business. This customer concentration risk was evidenced over the last few fiscal years as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

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

        Revenue Recognition—In applying our revenue recognition and allowance for doubtful accounts policies the level of judgment is generally relatively limited, as the majority of our revenue has been generated by a handful of relatively long-standing customer relationships. These customers are some of the largest wire-line and wireless carriers in the world and our relationships with them are documented in contracts, which clearly highlight potential revenue recognition issues, such as passage of title and risk of loss. As of April 30, 2012, we had deferred $1.1 million of revenue. However, only to the extent that we have received cash for a given deferred revenue transaction is the deferred revenue recorded on the consolidated balance sheets. To the extent that we have not collected cash related to the deferred revenue transaction, we reflect the deferred revenue as a reduction in the corresponding account receivable balance. Of the $1.1 million of total deferred revenue transactions at April 30, 2012, $0.9 million had been collected from customers and therefore $0.9 million was reported as deferred revenue on the consolidated balance sheet and the other $0.2 million was reflected as a reduction in accounts receivable.

        Of the $1.1 million of revenue deferred as of April 30, 2012, substantially all of it was associated with maintenance contracts, which are recognized ratably over the term of the contract, typically twelve months. In dealing with the remaining smaller customers, we closely evaluate the credit risk of these customers. In those cases where credit risk is deemed to be high, we either mitigate the risk by having the customer post a letter of credit, which we can draw against on a specified date, to effectively provide reasonable assurance of collection, or we defer the revenue until customer payment is received.

        Investments—We consider investment securities that have maturities of more than three months at the date of purchase but remaining maturities of less than one year, as short-term investments. However, auction rate securities that failed to settle at auction, which occurred during 2008 through 2010, have been classified as long-term, consistent with the contractual term of the underlying security which are now asset backed preferred equity securities. Long-term investment securities include any investments with remaining maturities of one year or more and asset backed preferred equity securities, for which we are unable to estimate a settlement date. Short-term and long-term investments consist primarily of certificates of deposit and asset backed preferred equity securities. We have classified our investments as available-for-sale securities in the accompanying consolidated financial statements. We carry available-for-sale securities at fair value, and report unrealized gains and losses as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income, net based on specific identification. We include interest on securities classified as available-for-sale in total other income. See also the discussion in "Liquidity and Capital Resources" below for additional information on asset backed preferred equity securities.

        Inventory Valuation Allowances—In conjunction with our ongoing analysis of inventory valuation, we constantly monitor projected demand on a product by product basis. Based on these projections we evaluate the levels of write-downs required for inventory on hand and inventory on order from our contract manufacturers. Although we believe we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from our customers, either due to a shift in product interest and/or a complete pull back from their expected order levels can result in the recognition of larger than anticipated write-downs. We recorded inventory write-downs for excess levels of inventory, due to wholesale shifts in demand, of $0.4 million, $0.3 million and $0.4 million in fiscal 2010, 2011 and 2012, respectively. Sales of previously written-down inventory during fiscal 2012 were approximately $0.6 million, and were not material in fiscal 2011 and 2010.

        Cost of Warranty—At the time that we recognize revenue, we accrue for the estimated costs of the warranty we offer on our products. We currently offer warranties on the hardware elements of our products ranging from one to five years and warranties on the software elements of our products ranging from 90 days to one year. The warranty generally provides that we will repair or replace any defective product and provide software bug fixes within the term of the warranty. Our accrual for the estimated warranty is based on our historical experience and expectations of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we may revise our estimated warranty accrual to reflect these additional exposures. This would result in a decrease in gross profits. Approximately $0.1 million was accrued at both April 30, 2012 and 2011, related to estimated future warranty costs. See Note 3 of the Notes to the Consolidated Financial Statements.

        Impairment of Long-lived Assets—We continually monitor events and changes in circumstances that could indicate that carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances arise, we assess the recoverability of our long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of the assets in question, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We evaluate the recoverability of our amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell. We recorded no impairment charges in fiscal 2012, and approximately $0.1 million and $0.1 million, respectively, in fiscal 2011 and 2010. The impairment charges in 2011 resulted from damaged equipment that had been written off. Fiscal 2010 charges were associated with certain identifiable assets that were abandoned as a result of the cumulative effects of the reduction in force that had been implemented in those years.

        Accounting for Stock-based Compensation—Stock-based compensation expense is estimated at the grant date based on the award's fair value as calculated by the Black-Scholes-Merton ("Black-Scholes") option-pricing model and is recognized as expense, net of estimated forfeitures, ratably over the requisite service period. Given our employee stock options have certain characteristics that are significantly different from traded options and, because changes in the subjective assumptions can materially affect the estimated value, in our opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although we determine the fair value of employee stock options using the Black-Scholes option-pricing model, that value may not be indicative of the fair value observed between a willing buyer and a willing seller in a market transaction.

        The Black-Scholes model requires various highly judgmental assumptions including expected option life and volatility. If any of the assumptions used in the Black-Scholes model or the estimated forfeiture rate changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

        Accounting for Income Taxes—Amounts recorded for income taxes, both current and deferred, are based on estimates of the tax consequences of our operations in the various tax jurisdictions in which we operate. Our deferred taxes are the result of temporary differences resulting from differing treatment of items such as valuation allowances for bad debts and inventory, for tax and accounting purposes. As part of our ongoing assessment of the recoverability of our deferred tax assets, on an annual basis we review the expiration dates of our net operating loss and research credit carry forwards. In addition, we complete a study on the impact of Section 382 of the Internal Revenue Code periodically to determine whether a change in ownership may limit the value of our net operating loss carry forwards. We determined that a full valuation allowance against all of our deferred tax assets beginning as of April 30, 2008, was required. We have considered all evidence, positive and negative, and believe that based on our recent operating losses and uncertainty about the magnitude and timing of future operating profits, it is no longer more likely than not that our deferred tax assets will be realized.

        The guidance for accounting for uncertainties in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We have classified interest and penalties as a component of tax expense. We do not expect a significant change to the liability for uncertain tax positions over the next 12 months.

        We are currently not under audit for any years or in any jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these types of examinations to determine the adequacy of our provision for income taxes.

  Recent Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued an update to existing guidance on the assessment of goodwill impairment. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity concludes that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is required. Otherwise, the two-step goodwill impairment test is not required. This standard is effective for reporting periods beginning on or after December 15, 2011 and early adoption is permitted if an entity's financial statements for the most recent annual or interim period have not yet been issued. We will adopt this standard in the first quarter of fiscal year 2013 and do not expect the adoption to have a material impact on the consolidated financial position, results of operations or cash flows.

        In June 2011, the FASB issued a new accounting standard to improve the comparability and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new standard requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders' equity. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, and full retrospective application is required. We will adopt this standard in the first quarter of fiscal year 2013 and do not expect the adoption to have a material impact on the consolidated financial position, results of operations or cash flows.

        In May 2011, the FASB issued a revised accounting standard. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendment clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The standard is effective for reporting periods beginning on or after December 15, 2011, and should be applied prospectively. We will adopt this standard in the first quarter of fiscal year 2013 and do not expect the adoption to have a material impact on the consolidated financial position, results of operations or cash flows.

        In fiscal 2012, we adopted the Financial Accounting Standards Board's ("FASB's") new authoritative guidance on revenue recognition. The amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry-specific software revenue recognition guidance. The FASB also amended the accounting standards for multiple-deliverable arrangements to (i) provide updated guidance on how the elements in a multiple-deliverable arrangement should be separated, and how the consideration should be allocated; (ii) require an entity to allocate revenue amongst the elements in an arrangement using estimated selling prices ("ESP") if a vendor does not have vendor-specific objective evidence ("VSOE") or third-party evidence ("TPE") of the selling price; and (iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

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

        TPE is determined based on competitor prices for similar deliverables when sold separately. We are typically not able to determine TPE for our products or services. Generally, our go-to-market strategy differs from our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis.

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

        We adopted this accounting guidance at the beginning of our first quarter of the fiscal year ending April 30, 2012, for applicable arrangements originating or materially modified after April 30, 2011. We currently only enter into multiple element arrangements within the Voice Quality Enhancement segment as mentioned in Note 11 of the Notes to Condensed Consolidated Financial Statements. The adoption of these accounting standards did not have a material impact on revenue recognized during the fiscal year ended April 30, 2012.

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

Results of Operations

        The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated:

  Results of Operations

	Years ended April 30,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Cost of revenue	61.9	50.8	49.1

Gross profit	38.1	49.2	50.9

Operating expenses:
Sales and marketing	36.4	40.3	42.7
Research and development	43.1	41.6	46.2
General and administrative	21.6	25.3	23.9
Amortization of purchased intangible assets	0.5	0.4	0.3

Total operating expenses	101.6	107.6	113.1

Operating loss	(63.5)	(58.4)	(62.2)
Total other income (expense), net	0.1	12.8	(3.0)

Loss before provision for (benefit from) income taxes	(63.5)	(45.6)	(65.2)
Provision for (benefit from) income taxes	—	(0.3)	(0.1)

Net loss	(63.5)%	(45.3)%	(65.1)%

Discussion of Fiscal Years ended April 30, 2012, 2011, and 2010

  Revenue

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2012	2011	2010	2012	2011
	$s in thousands
Revenue	$16,671	$18,563	$22,864	$(1,892)	$(4,301)
% Change				(10.2)%	(18.8)%

        The decrease in revenue of $1.9 million in fiscal 2012 compared to fiscal 2011, was primarily due to decreased investment by our top customers in their legacy circuit switched technology, resulting in a decrease in our BVP and QVP product and service contract sales of approximately $5.4 million in fiscal 2012 over 2011. Partially offsetting this decrease in legacy VQA sales, was an increase of $2.2 million in PVP sales, which supports VoIP networks. Additionally we had an increase in revenue of our voice service offerings of $1.3 million.

        The decrease in revenue of $4.3 million in fiscal 2011 compared to fiscal 2010 was largely due to a decrease in revenue from our top five customers. For year ended April 30, 2011, our top five customers accounted for $12.5 million of revenue as compared to $17.0 million for the corresponding period in fiscal 2010. The decline in sales to the top five customers was largely due to continued soft sales in international markets. This decrease was offset by approximately a $2.6 million increase in revenue from our voice service offerings.

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

        Our domestic revenue for fiscal 2012 was 82% of worldwide revenue as compared to 81% in fiscal 2011. The increase in the proportion of revenue constituting our domestic revenue was due to the increase in voice services revenue, which to date has been largely driven by domestic customers. Revenue over the last several fiscal years has been generated largely from domestic sales. Historically, our international sales have primarily been dependent on our success in selling VQA. We believe that meaningful international revenue opportunities continue to exist in VQA and are being developed in voice services. We continue to experience volatility in purchasing cycles from our existing and prospective international VQA customers, which has resulted in volatility in the level of international revenue from quarter to quarter. We plan to continue to invest in customer trials for both VQA and voice services to attempt to capture the international revenue opportunities that exist for us.

        Buying decisions continue to be slow to materialize and are generally for more conservative amounts than buying patterns experienced in years prior to 2008. We believe that this protracted buying process and the smaller ordering levels are a function of tighter capital spending budgets and tighter credit markets, as well as uncertainty in the technical direction that companies are looking to take. This indecision around future network design appears to have made carriers leery to invest heavily in legacy circuit switched technology due to the risk of stranding investments upon conversion to newer network technologies such as VoIP. However, on the VoIP side we are experiencing carriers moving into the VoIP space in a more conservative manner than was expected by industry analysts, resulting in deployments at a fraction of the size that we had seen for circuit switched network deployments. The smaller scale version of the PVP, which was released in the fourth quarter of fiscal 2009, has resulted in additional revenue opportunity but has produced mixed sales results, accounting for 25% of revenue in fiscal 2010, 15% of revenues in fiscal 2011, and 36% of revenue in fiscal 2012.

        We have found that carriers appear to be focused on both VoIP and legacy circuit switched technology, depending on their customer's needs and market opportunity. Revenue levels for fiscal 2013 will be dependent on our success in adding new customers domestically and internationally, the network technology and deployment plans of the North American telecommunication service providers, the market acceptance of our PVP, and the timing and market acceptance of our voice services products. See "Item 1A-Risk Factors" for discussions of risks related to customer concentration and other factors, which could impact the timing and level of revenue.

        See our cautionary language in the first paragraph of "Item 1. Business" regarding forward-looking statements such as the statements made in the prior paragraphs about our expectations regarding our future revenue, as well as statements regarding our expectations in each of the categories below.

  Cost of Revenue and Gross Margin

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2012	2011	2010	2012	2011
	$s in thousands
Cost of Revenue	$10,326	$9,422	$11,224	$904	$(1,802)
% Change				9.6%	(16.1)%
Gross Profit	$6,345	$9,141	$11,640	$(2,796)	$(2,499)
Gross Margin %	38.1%	49.2%	50.9%	(11.1) pts	(1.7) pts

        Cost of revenue consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, subcontracted service provider costs associated with our voice services products, provisions for inventory and warranty expenses and other indirect costs.

        The increase in cost of revenue in fiscal 2012 as compared to fiscal 2011, was driven by a number of factors. Costs associated with the increase in voice services volume accounted for $0.8 million of the increase. These comprised increases in royalty expense of $0.3 million, amortization expense of $0.3 million, and customer services expenses of $0.2 million. Additionally, an increase in PVP sales resulted in an increase of $1.9 million in PVP costs, which were largely offset by a decrease in sales and consequently cost of revenue of our legacy VQA products of approximately $1.5 million. Additionally, there was a decrease in customer service and installation expense of $0.2 million, and a decrease in warranty costs of $0.1 million, also related to the decline in business.

        The decrease in cost of revenue in the year ended April 30, 2011, as compared to the year ended April 30, 2010, was driven by a number of factors. The decrease in business volume for our legacy VQA products accounted for approximately $2.2 million of the decline. Additionally, there was a decrease in errors and omissions reserves of $0.7 million, a reduction in headcount and related expenses of $0.7 million, and a decrease in warranty and installation costs of $0.6 million, also related to the decline in business. These decreases were partially offset by a $2.4 million increase in costs associated with the increase in voice services volume.

        Our gross margin percentage declined 11.1% or $2.8 million in fiscal 2012 as compared to fiscal 2011, primarily due to a decrease in business volume for our legacy VQA products, which accounted for a decrease of approximately $3.9 million of gross profit, or approximately 15.5 percentage points of gross margin percentage. Additionally, there were incremental costs of $0.2 million, or 0.7 percentage points of gross margin, resulting from an increase in voice services business volume. These decreases were partially offset by an increase in PVP sales resulting in additional gross margin of $1.3 million, or 5.1 percentage points of gross margin.

        Our gross margin percentage remained relatively constant from fiscal 2011 to fiscal 2010 with a decrease of 1.7% or approximately a $2.5 million decrease in gross profit. This change consisted primarily of a decrease in business volume for our legacy voice quality products, which accounted for a decrease of approximately $2.6 million of gross profit, or approximately 8.0 percentage points of gross margin percentage. This was partially offset by a $0.1 million increase in gross profit associated with the increase in voice services volume.

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

  Sales and Marketing

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2012	2011	2010	2012	2011
	$s in thousands
Sales and Marketing Expense	$6,071	$7,481	$9,772	$(1,410)	$(2,291)
% of Revenue	36.4%	40.3%	42.7%	(3.9) pts	(2.4) pts

        Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, travel, trade shows and outside consulting services.

        The decrease in sales and marketing expense in fiscal 2012, as compared to fiscal 2011, was primarily due to reduced headcount and the related expenses resulting from our cost savings efforts. Compensation expense, including salaries, benefits, commissions, stock based compensation and other expenses, decreased by approximately $1.2 million as compared to fiscal 2011. Additionally, there was a reduction of approximately $0.2 million in costs to support international sales offices, including rent, consulting fees and travel. Depreciation decreased by approximately $0.2 million due to assets becoming fully depreciated and retired, facilities expense decreased by approximately $0.2 million, the result of a move to a smaller facility, and trade show expense declined approximately $0.1 million. Partially offsetting these decreases was an increase of $0.5 million in voice services related customer trials resulting from increased marketing efforts to reach a greater number of subscribers.

        The decrease in sales and marketing expense for fiscal 2011 as compared to fiscal 2010 was largely due to attrition in the sales and marketing organizations resulting in part from a reduction in force that occurred during the latter part of fiscal 2010. The resulting reduction in headcount had a direct impact on base pay, variable compensation, and consulting expense, which experienced a combined reduction of approximately $1.9 million. Other headcount related expenses including travel and tradeshows accounted for an additional decrease in expense of approximately $0.6 million, which was partially offset by an increase in voice services amortization expense of approximately $0.2 million.

        We expect that our sales and marketing expenses in fiscal 2013 will increase modestly from fiscal 2012 levels due to a planned increase in headcount to develop new sales opportunities for our voice services product line.

  Research and Development

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2012	2011	2010	2012	2011
	$s in thousands
Research and Development Expense	$7,190	$7,715	$10,561	$(525)	$(2,846)
% of Revenue	43.1%	41.6%	46.2%	1.5 pts	(4.6) pts

        Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products.

        In fiscal 2012 research and development costs decreased by approximately $0.5 million. This decrease comprised $0.3 million in depreciation, maintenance and other equipment expense due to assets becoming fully depreciated and retired, $0.2 million in payroll and related costs due headcount reduction, $0.2 million in facilities and related expense due to smaller lab space and fewer individuals, and $0.1 million in reduced product test expense. These decreases were partially offset by an increase of $0.3 million in outside services reflecting an increase in the company's outsourced technology services.

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

        We expect to see a flat to small decrease in our research and development spending in fiscal 2013 as we continue to implement cost savings measures.

  General and Administrative

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2012	2011	2010	2012	2011
	$s in thousands
General and Administrative Expense	$3,595	$4,691	$5,466	$(1,096)	$(775)
% of Revenue	21.6%	25.3%	23.9%	(3.7) pts	1.4 pts

        General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.

        The decrease in fiscal 2012 general and administrative expense comprised a number of components, including a decrease in stock based compensation expense primarily due to the departure of the previous Chief Executive Officer and one other senior management team member, resulting in the reversal of previously recorded stock compensation expense of approximately $0.4 million. Additionally, audit and legal fees declined by approximately $0.4 million, due in part to expenses related to asset backed preferred equity securities litigation in the prior fiscal year. Salaries, benefits, facilities and other headcount related expense decreased by approximately $0.2 million, reflecting the results of the reduction in force at the beginning of fiscal 2012, and the Company's subsequent relocation to a smaller facility. Additionally, franchise taxes decreased by approximately $0.1 million due to a reduction in authorized shares.

        The decrease in fiscal 2011 general and administrative expense reflects the results of cost control measures implemented in fiscal 2010 and throughout fiscal 2011. These resulted in a decrease in compensation, benefit and headcount related expense of approximately $0.5 million, and a reduction in audit fees of approximately $0.2 million.

  Amortization of Purchased Intangible Assets

	Years ended April 30,
	2012	2011	2010
	$s in thousands
Amortization of purchased intangible assets	$80	$80	$62
% of revenue	0.5%	0.4%	0.3%

        For the years ended April 30, 2012, 2011 and 2010, we recorded amortization of purchased intangible assets related to acquisitions we made in fiscal 2010. We are amortizing purchased intangible assets to operating expense over their estimated useful lives which range from three to five years. The increase in amortization of purchased intangible assets in fiscal 2011 over fiscal 2010 is due the realization of a full year of amortization expense related to voice service products in fiscal 2011, versus only a partial year in fiscal 2010.

  Stock-based Compensation Expense

        Stock-based compensation expense recognized in fiscal 2012, 2011 and 2010, was as follows:

	Years ended April 30,
	2012	2011	2010
	in thousands
Cost of revenue	$49	$72	$166
Sales and marketing	206	387	472
Research and development	186	225	300
General and administrative	105	550	759

Total	$546	$1,234	$1,697

        The decline in stock-based compensation expense over the last two fiscal years is due to two key factors. First and foremost is the reduction in options outstanding and therefore stock-based compensation linked to the reductions in force that have occurred since fiscal 2008. The second key element of the decline is linked to the composition of the pool of options for which compensation is being recognized. As compensation related to older options, which were granted at higher fair values per share due to the stock price at the time of grant, becomes fully amortized, it is being replaced by compensation related to newer option grants which are being issued at lower fair values due to the decline in our stock price. We expect to continue to experience a declining level of expense related to stock-based compensation expense.

  Reduction in Force and Other Charges

	Years ended April 30,
	2012	2011	2010
	in thousands
Cost of revenue	$45	$—	$256
Sales and marketing	36	97	64
Research and development	28	(7)	255
General and administrative	21	—	92

Total	$130	$90	$667

        In July of 2011, we initiated a reduction in force that was completed by October 31, 2011, in an ongoing attempt to reduce operating expenses. The affected employees were notified in July 2011. As a result, we reduced our headcount by approximately 8%, and recorded charges of approximately $130,000 for severance and related charges, $5,000 of which has not been paid as of April 30, 2012, and is included in accrued expenses at April 30, 2012. This amount represents costs for outplacement services available to the affected employees through September 2012.

        In fiscal 2011, we recognized a charge of $0.1 million for severance related to a reduction in force overseas, net of estimated outplacement services originally recorded as a part of the restructuring in the third quarter of fiscal 2010, which expired unused in the third quarter of fiscal 2011. At April 30, 2011, accrued expense included a balance of $42,000 pertaining to a facility abandonment charge resulting from the reduction in force in November 2009. The related sublease expired fully on July 31, 2011.

        In fiscal 2010, we completed a reduction in force in an attempt to reduce operating expenses. As a result of this reduction in force, we reduced our workforce by approximately 10%. In addition we completed the sublease of office space vacated in fiscal 2009 and we identified additional impairments of fixed assets, which had become idle as a result of the reduction in force. As a result of these activities, we recognized a charge in the third quarter of fiscal 2010 of approximately $0.7 million. All individuals impacted by the reduction in headcount were notified of the termination of their employment in November 2009.

  Total Other Income (Expense), Net

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2012	2011	2010	2012	2011
	$s in thousands
Total Other Income (Expense), Net	$10	$2,381	$(690)	$(2,371)	$3,071
% of Revenue	0.1%	12.8%	(3.0)%	(12.7) pts	15.8 pts

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

        Our fiscal 2013 other income (expense), net will be dependent on our cash balances and the movement of U.S. interest rates.

  Provision for (Benefit from) Income Taxes

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2012	2011	2010	2012	2011
	$s in thousands
Provision for (Benefit from) Income Taxes	$2	$(43)	$(33)	$45	$(10)
% of Revenue	0.0%	(0.3)%	(0.1)%	0.3 pts	(0.2) pts

        Income taxes consist of federal, state and foreign income taxes. The tax provision for fiscal 2012, and the tax benefit for fiscal 2011 and 2010 resulted in an effective rate of less than 1%. This rate was largely impacted by the continued recording of full valuation allowances against the future tax benefits from the net operating losses generated during the year. The other factors impacting the effective tax rate were modest levels of international and state taxes, which are not directly tied to our overall operating loss but rather to the level of profitability in these tax jurisdictions.

        Until such time as we are able to reverse the valuation allowance against our deferred tax assets, we expect the effective tax rate to be at or close to 0% and be associated with minor levels of taxes for certain state and foreign jurisdictions.

Liquidity and Capital Resources

        As of April 30, 2012, 2011 and 2010, we had cash and cash equivalents and investments totaling $22.9 million, $27.5 million and $34.5 million, respectively. As of April 30, 2012, we had cash and cash equivalents of $20.4 million as compared to $24.1 million at April 30, 2011, and $29.6 million as of April 30, 2010. As of April 30, 2012, we had $2.4 million of short-term investments as compared to $3.4 million and $4.8 million as of April 30, 2011 and 2010, respectively. At April 30, 2012, 2011 and 2010, we also had $0.1 million of asset backed preferred equity securities, which had been classified as long-term investments consistent with the maturities of the securities underlying the instruments, due to uncertainty as to when they may settle. The decline in our cash and investment balances over the last two years is in large part due to $4.7 million and $3.6 million of cash used by operations due to our operating losses during fiscal 2012 and 2011, respectively. Additionally in fiscal 2011 a promissory note payable to Simulscribe totaling $3.5 million was paid in full, and, we received $2.5 million in proceeds from a one time settlement related to a financial instrument.

        As of April 30, 2012, all of our short-term and long-term investments were held in certificates of deposit and asset backed preferred equity securities. The long-term investments are tied to auction rate securities that failed to settle at auction beginning in fiscal 2008, for which there appears to be no near-term market. As of April 30, 2012, we continued to hold asset backed preferred equity securities with a par value of $10.0 million and a carrying value of $0.1 million.

        We have a $2.0 million line of credit facility with our bank, which expires on July 31, 2012. There were no borrowings outstanding under the line of credit as of April 30, 2012. As of April 30, 2012, we were not in compliance with its financial covenants.

  Net Cash Flows from Operating Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2012	2011	2010	2012	2011
	in thousands
Net Cash Used in Operating Activities	$(4,642)	$(3,618)	$(3,359)	$(1,024)	$(259)

        The negative cash flows from operations are generally associated with the operating losses reported over the last three fiscal years due in large part to decreased demand for our VQA products and significantly smaller margins, to date, on our PhoneTag product line. We expect PhoneTag margins to improve as the result of planned cost savings initiatives. In fiscal 2011, the cash used in operations was partially offset by the receipt of a $2.5 million settlement related to a financial instrument. Although we have been successful in reducing our operating expenses by means of reductions in our workforce and tighter control over discretionary spending during the last three years, the reductions have not been sufficient to return us to profitability and positive operating cash flows. Through our efforts to reduce our spending on operating expenses, we believe that we have been able to create an environment in which our legacy business in the TDM and VoIP communications equipment are operating at near cash flow break even and that the level of cash used in operations is primarily linked to the investments we are making in our new voice services products.

        Our day's sales outstanding were approximately 40 days at April 30, 2012 and 30 days at April 30, 2011.

        We expect to see continued modest levels of negative cash flows from operations in the coming year based on expected continued softness in revenue, while continuing to invest in our new voice services products, and a new generation VQA product.

  Net Cash flows from Investing Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2012	2011	2010	2012	2011
	in thousands
Net Cash Provided by (Used in) Investing Activities	$863	$(2,067)	$(5,720)	$2,942	$3,653

        In fiscal 2012 and 2011 we invested primarily in short term certificates of deposit. The decrease in cash used for investing activities during both fiscal years was primarily due to liquidations exceeding new investments purchased during the year, a reflection of our continuing losses resulting in less cash available for investment. In 2011, we also used $3.5 million in cash to make payment on a promissory note. Additionally, in fiscal 2012 we made an investment of approximately $0.4 million in property and equipment.

  Net Cash flows from Financing Activities

	Years ended April 30,			Increase/(Decrease) from Prior Year
	2012	2011	2010	2012	2011
	in thousands
Net Cash Provided by Financing Activities	$159	$113	$127	$46	$(14)

        The limited cash flow from financing activities in fiscal 2012, 2011 and 2010 was due to the limited level of option exercises during those years largely due to a large portion of the options being out-of-the-money or only marginally in-the-money due to the decline in our stock price.

        We expect that cash flows from financing activities will continue to reflect negligible levels of stock option exercises due to the current price of our stock.

Commitments

        We have no material commitments other than obligations under operating leases, particularly our facility lease, a colocation services agreement, and normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We also have an earn out obligation under the Simulscribe agreement, which could be as much as $10 million depending on the level of revenues achieved during the 3-year term of the agreement. We lease our principal office facilities of approximately 20,100 square feet, in San Jose, California under a non-cancelable operating lease expiring on April 30, 2017. The lease contains a one time early expiration option after 31 months of occupancy. To exercise this option, we must comply with various provisions, and pay an expiration fee which comprises the unamortized portion of any commissions, legal fees, free rent and leasehold improvements. We are responsible for taxes, insurance and maintenance expenses related to the leased facilities.

        We believe that we will be able to satisfy our cash requirements for at least the next twelve to eighteen months from our existing cash and short-term investments. The ability to fund our operations beyond the next twelve to eighteen months will depend on the overall demand of telecommunications providers for new capital equipment and the successful expansion of our voice to text business. Should we continue to experience significantly reduced levels of customer demand for our products compared to historical levels of purchases, we could need to find additional sources of cash during the latter part of fiscal 2013 or be forced to further reduce our spending levels to protect our cash reserves.

Off-Balance Sheet Arrangements

        As of April 30, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303 of SEC Regulation S-K.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

  Not Required

Item 8—Financial Statements and Supplementary Data

DITECH NETWORKS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ditech Networks, Inc.
San Jose, California

        We have audited the accompanying consolidated balance sheets of Ditech Networks, Inc. and its subsidiaries ("the Company") as of April 30, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2012. Our audits also included the financial statement schedule included in the Annual Report on Form 10-K at Part II Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ditech Networks, Inc. and its subsidiaries as of April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BURR PILGER MAYER, INC.

San Jose, California
July 27, 2012

DITECH NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	April 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$20,442	$24,062
Short-term investments	2,400	3,360
Accounts receivable, net of allowance for doubtful accounts of $66 and $249 at April 30, 2012 and 2011, respectively	2,493	1,851
Inventories	2,375	4,689
Other current assets	302	327

Total current assets	28,012	34,289
Long-term investments	100	100
Property and equipment, net	855	1,164
Purchased intangibles, net	61	441
Other assets	2,934	4,724

Total assets	$31,962	$40,718

LIABILITIES
Current liabilities:
Accounts payable	$1,734	$858
Accrued and other liabilities	1,291	1,632
Deferred revenue	948	530
Income taxes payable	45	50

Total current liabilities	4,018	3,070
Long term accrued liabilities	174	—

Total liabilities	4,192	3,070

Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value: 5,000 shares authorized and none issued and outstanding at April 30, 2012 and 2011	—	—
Common stock, $0.001 par value: 55,000 shares authorized and 26,759 and 26,545 shares issued and outstanding at April 30, 2012 and 2011, respectively	26	26
Additional paid-in capital	269,053	268,348
Accumulated deficit	(241,309)	(230,726)

Total stockholders' equity	27,770	37,648

Total liabilities and stockholders' equity	$31,962	$40,718

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended April 30,
	2012	2011	2010
Revenue
Product revenue	$7,224	$11,219	$18,143
Service revenue	9,447	7,344	4,721

Total revenue	16,671	18,563	22,864

Cost of revenue(1)
Cost of product revenue	4,192	4,541	9,393
Cost of service revenue	6,134	4,881	1,831

Total cost of revenue	10,326	9,422	11,224

Gross profit	6,345	9,141	11,640

Operating expenses:
Sales and marketing(1)	6,071	7,481	9,772
Research and development(1)	7,190	7,715	10,561
General and administrative(1)	3,595	4,691	5,466
Amortization of purchased intangible assets	80	80	62

Total operating expenses	16,936	19,967	25,861

Operating loss	(10,591)	(10,826)	(14,221)

Other income (expense), net:
Interest income	35	73	390
Other income (expense), net	(25)	2,308	(1,080)

Total other income (expense), net	10	2,381	(690)

Loss before provision for (benefit from) income taxes	(10,581)	(8,445)	(14,911)
Provision for (benefit from) income taxes	2	(43)	(33)

Net loss	$(10,583)	$(8,402)	$(14,878)

Per share data
Basic
Net loss	$($0.40)	$(0.32)	$(0.57)

Diluted
Net loss	$($0.40)	$(0.32)	$(0.57)

Number of shares used in per share calculations:
Basic	26,658	26,370	26,210

Diluted	26,658	26,370	26,210

(1)
Employee stock-based compensation expense was as follows for the periods presented above:

Cost of revenue	$49	$72	$166
Sales and marketing	206	387	472
Research and development	186	225	300
General and administrative	105	550	759

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
Balances, April 30, 2009	26,257	$26	$265,185	$(207,446)	$(329)	$57,436
Issuance of common stock under employee stock plans	156	—	127	—	—	127
Restricted stock issued, net of cancellations	(20)	—	—	—	—	—
Value of warrant issued in conjunction with acquisition	—	—	35	—	—	35
Stock-based compensation expense	—	—	1,697	—	—	1,697
Comprehensive loss:
Unrealized gain on available for sale investment securities	—	—	—	—	329	329
Net loss	—	—	—	(14,878)	—	(14,878)

Total comprehensive loss						(14,549)

Balances, April 30, 2010	26,393	26	267,044	(222,324)	—	44,746
Issuance of common stock under employee stock plans	98	—	113	—	—	113
Restricted stock issued, net of cancellations	85	—	—	—	—	—
Stock-based compensation expense	—	—	1,232	—	—	1,232
Shares traded for restricted stock taxes	(31)	—	(41)	—	—	(41)
Comprehensive loss:
Unrealized gain on available for sale investment securities	—	—	—	—	—	—
Net loss	—	—	—	(8,402)	—	(8,402)

Total comprehensive loss						(8,402)

Balances, April 30, 2011	26,545	26	268,348	(230,726)	—	37,648
Issuance of common stock under employee stock plans	210	—	159	—	—	159
Restricted stock issued, net of cancellations	4	—	—	—	—	—
Stock-based compensation expense	—	—	546	—	—	546
Comprehensive loss:
Net loss	—	—	—	(10,583)	—	(10,583)

Total comprehensive loss						(10,583)

Balances, April 30, 2012	26,759	$26	$269,053	$(241,309)	$—	$27,770

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended April 30,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(10,583)	$(8,402)	$(14,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,527	2,678	2,721
Accretion of interest on convertible debt	—	168	102
Net gain on disposal of purchased intangibles and property and equipment	1	74	—
Loss on disposal of property and equipment related to restructuring	—	—	106
Stock-based compensation expense	546	1,234	1,697
Amortization of purchased intangibles	80	80	62
Impairment on investment securities	—	—	977
Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(642)	590	2,047
Inventories	2,314	1,293	5,639
Other assets	(7)	449	(122)
Income taxes payable	(5)	(16)	(17)
Accounts payable	876	(34)	(925)
Accrued expenses and other accrued liabilities	(167)	(1,372)	(927)
Deferred revenue	418	(360)	159

Net cash used in operating activities	(4,642)	(3,618)	(3,359)

Cash flows from investing activities:
Purchases of property and equipment	(396)	(44)	(646)
Purchase of available for sale investments	(6,720)	(7,920)	(4,800)
Sales and maturities of available for sale investments	7,680	9,360	3,700
Establishment of exclusive distribution agreement	—	—	(3,540)
Payment on convertible note	—	(3,475)	—
Acquisition of Grid Communication Services, Inc., net of cash received	—	—	(508)
Proceeds from sale of purchased intangibles and property and equipment	299	—	—
Net refund of lease deposits	—	12	74

Net cash provided by (used in) investing activities	863	(2,067)	(5,720)

Cash flows from financing activities:
Proceeds from employee stock plan issuances	159	113	127

Net cash provided by financing activities	159	113	127

Net decrease in cash and cash equivalents	(3,620)	(5,572)	(8,952)
Cash and cash equivalents, beginning of year	24,062	29,634	38,586

Cash and cash equivalents, end of year	$20,442	$24,062	$29,634

The accompanying notes are an integral part of these consolidated financial statements

DITECH NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND NATURE OF BUSINESS

        Ditech Networks, Inc. (the "Company" or "Ditech") designs, develops and markets telecommunications equipment and services for use in wireline, wireless, satellite and Internet Protocol ("IP") telecommunications networks. The Company's products enhance and monitor voice quality and provide security in the delivery of voice services. In addition, the Company has entered the voice services market of telecommunications by developing and marketing voice products that can be used by phone customers to interact with web-based applications using their voice instead of some form of keyboard interface device and to have voice messages transcribed into textual messages. The Company has established a direct sales force that sells its products in the U.S. and internationally. In addition, the Company is expanding its use of value added resellers and distributors in an effort to broaden its sales channels. This expanded use of value added resellers and distributors has occurred primarily in the Company's international markets.

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

  Revenue Recognition

        In October 2009, the Financial Accounting Standards Board ("FASB") amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry-specific software revenue recognition guidance. Also in October 2009, the FASB amended the accounting standards for multiple-deliverable arrangements to (i) provide updated guidance on how the elements in a multiple-deliverable arrangement should be separated, and how the consideration should be allocated; (ii) require an entity to allocate revenue amongst the elements in an arrangement using estimated selling prices ("ESP") if a vendor does not have vendor-specific objective evidence ("VSOE") or third-party evidence ("TPE") of the selling price; and (iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

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

        TPE is determined based on competitor prices for similar deliverables when sold separately. The Company is typically not able to determine TPE for the Company's products or services. Generally, the

Company's go-to-market strategy differs from that of the Company's peers and the Company's offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis.

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

        The Company adopted this accounting guidance at the beginning of its first quarter of the fiscal year ended April 30, 2012, for applicable arrangements originating or materially modified after April 30, 2011. The Company currently only enters into multiple element arrangements within the Voice Quality Enhancement segment as mentioned in Note 11 of these Notes to the Consolidated Financial Statements. The adoption of these accounting standards has not had a material impact on revenue recognized since adoption.

        The Company's revenue in multiple element arrangements in the Voice Quality Enhancement segment are derived primarily from two sources: (i) product revenue which consists of hardware and software, and (ii) related support and service revenue. The Company's products are telecommunications hardware with embedded software components such that the software functions together with the hardware to provide the essential functionality of the product. Therefore, the Company's hardware deliverables are considered to be non-software elements and are excluded from the scope of industry-specific software revenue recognition guidance.

        Although the Company cannot reasonably estimate the effect of the adoption on future financial periods as the impact may vary depending on the nature and volume of future sale contracts, this guidance does not generally change the units of accounting for the Company's revenue transactions. The Company's hardware (including essential software) products and services qualify as separate units of accounting because they have value to the customer on a stand-alone basis and the Company's revenue arrangements generally do not include a general right of return relative to delivered products. The Company's hardware (including essential software) is valued using ESP as mentioned above based on internal pricing policies. The Company's services (which include annual service maintenance and installation services) are valued using VSOE as mentioned above based upon the contractually stated annual renewal rate.

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

        Service revenue includes revenue from maintenance service contracts and revenue from the Company's voice services. Revenue associated with service contracts is deferred and recognized ratably over the term of the contract. Revenue from the Company's voice services is recognized on a monthly basis as services are provided.

        In the event that a shipment transaction does not meet all of the criteria for revenue recognition it is recorded as deferred revenue in the consolidated balance sheet. To the extent that the Company has received cash for some or all of a given deferred revenue transaction, the Company reports it in the consolidated balance sheets as deferred revenue. However, to the extent that the Company has not collected cash related to the deferred revenue transaction, the Company reflects the deferred revenue as a reduction in the corresponding account receivable balance.

        The Company records transaction-based taxes including, but not limited to, sales, use, value added, and excise taxes, on a net basis in its consolidated statements of operations.

  Cost of revenue

        Cost of revenue related to product revenue primarily consists of costs of material, labor including stock-based compensation expense, overhead, shipping costs, warranty and inventory write-downs. Costs of service revenue primarily consists of labor cost, royalties for licensed technology used in the Company's voice services, third party service provider costs and amortization of the Simulscribe distribution rights intangible asset.

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

  Warranties

        The Company currently offers a hardware warranty on all of its products with terms generally ranging from one to five years and software warranty with terms generally ranging from ninety days to one year. The warranty generally provides that the Company will repair or replace any defective product and provide software bug fixes within the warranty period. A provision for the estimated future cost of warranty is made at the time product revenue is recognized, based on the Company's experience and expectations of future conditions.

  Research and Development

        Research and development costs include salaries and salary-related expenses, outside consulting, facilities, consumable materials and allocated corporate costs, which are expensed as incurred.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. Management believes that the financial institutions in which it maintains deposits are financially sound and, accordingly, minimal credit risk exists with respect to these deposits. Substantially all of the Company's cash and cash equivalents are held by three major financial institutions. The Company's deposits are generally in excess of federally insured amounts.

  Investments

        Investment securities that have maturities of more than three months at the date of purchase but current maturities of less than one year, and auction rate securities which management typically has settled on 7, 28 or 35 day auction cycles, are considered short-term investments. Long-term investment securities include any investments with remaining maturities of one year or more and auction rate securities that failed to settle since fiscal 2008, for which conditions leading to their failure to auction create uncertainty that they will settle in the near-term. Short and long-term investments consist primarily of certificates of deposit, corporate notes and asset backed preferred equity securities. The Company's investment securities are maintained at a major financial institution, are classified as available-for-sale, and are recorded on the consolidated balance sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. The cost of securities sold is based on the specific identification method. In fiscal 2012, 2011 and 2010, the Company realized no gains or losses on its investments. In fiscal 2011, the Company received a $2.5 million settlement related to an investment which is recorded in other income (expense), net.

        The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and the extent to which the fair value has been below its cost-basis, the financial condition of the issuer and the Company's ability to hold the investment for a period of time, which may be sufficient for anticipated recovery of the market value. To the extent that the historical cost of the available for sale security exceeds the estimated fair market value, and the decline in value is deemed to be other-than-temporary, an impairment charge is recorded in the consolidated statements of operations.

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

  Certain Risks and Concentrations

        The Company's products are concentrated in the telecommunications equipment industry, which is highly competitive and rapidly changing. Revenue from the Company's products is concentrated with a relatively limited number of customers. Sales for fiscal 2012 included three customers that accounted for greater than 10% of revenue (29%, 13% and 12%) as compared to sales for fiscal 2011 which included three customers that accounted for greater than 10% of revenue (28%, 14% and 13%) and sales in fiscal 2010 which were concentrated in three customers (30%, 16% and 13%). Net revenue from customers outside the United States, which was primarily denominated in U.S. dollars, was 18%, 19% and 28% in fiscal 2012, 2011 and 2010, respectively. The Company's gross accounts receivable were concentrated in one customer at April 30, 2012 (representing 46% of receivables) and two customers at April 30, 2011 (representing 21% and 37% of receivables). The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on the expected collectibility of accounts receivable.

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

  Income Taxes

        The provision for income tax comprises the Company's current tax liability and the change in deferred tax assets and liabilities. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more-likely-than-not be realized. The Company regularly examines factors that could impact the realization of such deferred tax assets (e.g. ongoing operating losses or limitation to net operating loss and research credit utilization as a result of changes of ownership pursuant to Internal Revenue Code Section 382). In fiscal 2008, the Company determined that factors existed that raised sufficient doubt as to the recovery of its recorded deferred tax assets and therefore began establishing a full valuation allowance against its deferred tax assets. The valuation allowances created in fiscal 2012, 2011 and 2010 were $4.1 million, $3.9 million and $5.2 million, respectively.

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

  Comprehensive Loss

        Comprehensive loss for fiscal 2012, 2011 and 2010 was ($10.6) million, ($8.4) million and ($14.5) million, respectively, and included the impact of unrealized gains and losses on available for sale investment securities, net of tax.

  Advertising Costs

        The Company expenses all advertising costs as incurred and the amounts were not material for any of the periods presented.

  Computation of Loss per Share

        Basic net loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase, which are considered contingently issuable shares. Diluted loss per share is calculated excluding the effects of all potentially dilutive securities, as their effect would be anti-dilutive.

        A reconciliation of the numerator and denominator used in the calculation of the historical basic and diluted net loss per share follows (in thousands, except per share amounts):

	Years ended April 30,
	2012	2011	2010
Historical net loss:
Net loss	$(10,583)	$(8,402)	$(14,878)

Basic loss per share:
Weighted average shares of common stock outstanding	26,658	26,377	26,238
Less stock subject to repurchase	—	7	28

Shares used in calculation of basic loss per share	26,658	26,370	26,210

Net loss per share	$(0.40)	$(0.32)	$(0.57)

Diluted loss per share:
Shares used in calculation of basic loss per share	26,658	26,370	26,210

Shares used in calculation of diluted loss per share	26,658	26,370	26,210

Net loss per share	$(0.40)	$(0.32)	$(0.57)

        The computation of diluted net loss per share excluded the following number of shares underlying options and restricted stock, as their effect was anti-dilutive: 4,674,000 shares in fiscal 2012, 5,305,000 shares in fiscal 2011 and 5,895,000 shares in fiscal 2010. The diluted net loss per share calculation also excludes the impact of 100,000 shares potentially issuable under the warrant issued as part of the Grid acquisition. Fiscal 2011 and 2010 also exclude 1,000,000 shares potentially issuable upon conversion of Simulscribe's convertible note payable.

  Accounting for Stock-Based Compensation

        Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense for all periods presented, for stock-based payment awards granted subsequent to April 30, 2006, is based on the grant date fair value estimated in accordance with the provisions of current stock-based compensation guidance. Stock-based compensation expense recognized in the Company's consolidated statements of operations for fiscal 2010 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, April 30, 2006, the date of adoption of stock-based compensation accounting, based on the grant date fair value estimated in accordance with the predecessor stock-based compensation guidance. Effective May 1, 2006, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by the predecessor stock-based compensation guidance, to the straight-line single-option approach. Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 were recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to April 30, 2006 is recognized on a straight-line basis. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        The fair value of stock option awards is estimated on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The value of the portion of the option that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations.

        The fair value of restricted stock awards ("RSAs") and restricted stock units ("RSUs") is the product of the number of shares granted and the grant date fair value of the Company's stock. RSAs and RSUs are converted into shares of the Company's common stock upon vesting on a one-for-one basis. Typically, vesting of RSAs and RSUs is subject to the employee's continuing service to the Company. RSAs and RSUs generally vest over three or four year periods and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures

        In the periods presented, the Company has issued non-vested stock options and restricted stock units with performance goals to certain senior members of management. The number of non-vested stock options or non-vested restricted stock units underlying each award may be determined based on a range of attainment within defined performance goals. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock options or non-vested restricted stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the Company's initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. In fiscal 2012, the Company reversed approximately $0.1 million of previously recognized expense on unvested stock options and RSUs related to certain performance grants, due to the previous chief executive officer's departure from the Company's board of directors.

        There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in fiscal 2012, 2011 and 2010. The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

  Recent Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued an update to existing guidance on the assessment of goodwill impairment. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity concludes that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is required. Otherwise, the two-step goodwill impairment test is not required. This standard is effective for reporting periods beginning on or after December 15, 2011, and early adoption is permitted if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company will adopt this standard in the first quarter of fiscal year 2013 and does not expect the adoption to have a material impact on the consolidated financial position, results of operations or cash flows.

        In June 2011, the FASB issued a new accounting standard to improve the comparability and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new standard requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders' equity. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, and full retrospective application is required. The Company will adopt this standard in the first quarter of fiscal year 2013 and does not expect the adoption to have a material impact on the consolidated financial position, results of operations or cash flows.

        In May 2011, the FASB issued a revised accounting standard. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendment clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The standard is effective for reporting periods beginning on or after December 15, 2011, and should be applied prospectively. The Company will adopt this standard in the first quarter of fiscal year 2013 and does not expect the adoption to have a material impact on the consolidated financial position, results of operations or cash flows.

3.     BALANCE SHEET ACCOUNTS

        Inventories: Inventories comprised (in thousands):

	April 30,
	2012	2011
Raw materials	$42	$37
Work in process	51	—
Finished goods	2,282	4,652

Total	$2,375	$4,689

        In fiscal 2012, 2011 and 2010, the Company recorded provisions for excess inventory totaling $0.4 million, $0.3 million and $0.4 million, respectively. In fiscal 2012 the Company sold $0.6 million of previously written down inventory. In fiscal 2011 and 2010, the amount of previously written-down inventory sold was not material.

        Stock-based compensation included in ending inventory at April 30, 2012 and 2011, was not material.

        Investments: The following table summarizes the Company's investments as of April 30, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$2,400	$—	$—	$2,400
Asset backed preferred equity securities	100	—	—	100

Total	$2,500	$—	$—	$2,500

        The following table summarizes the Company's investments as of April 30, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,360	$—	$—	$3,360
Asset backed preferred equity securities	100	—	—	100

Total	$3,460	$—	$—	$3,460

        As of April 30, 2012 and 2011, all of the Company's short-term investments were held in certificates of deposit and long-term investments were held in asset backed preferred equity securities. The long-term investments are tied to auction rate securities that failed to settle at auction beginning in fiscal 2008, for which there appears to be no near-term market. As of April 30, 2012 and 2011, the Company continued to hold asset backed preferred equity securities with a par value of $10.0 million and a fair value of $0.1 million.

        For the years ended April 30, 2012, 2011 and 2010, no gains or losses were realized on the sale of short-term and long-term investments. There were no unrealized holding gains or losses included in accumulated other comprehensive loss in the accompanying consolidated balance sheets as of April 30, 2012 and 2011. An "other than temporary" impairment loss of $1.0 million was recognized as a component of other expense, net in the consolidated statements of operations in fiscal 2010 for auction rate instruments that failed to settle at auction since the second quarter of fiscal 2008.

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

        When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds. Such items are classified in Level 1 of the fair value hierarchy. At April 30, 2012 and 2011, the Company's Level 2 securities include certificates of deposit which are each individually below the Federal Deposit Insurance Corporation ("FDIC")

threshold of $250,000 per account owner and per depository institution. Level 2 pricing is provided by third party sources of market information obtained through the Company's investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company's investment advisors obtain pricing data from independent sources, such as Standard and Poor's and Bloomberg, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. At April 30, 2012, and April 30, 2011, there were no active markets for the Company's asset backed preferred equity securities resulting from converted auction rate securities, or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

        The Company had no transfers between Level 1 and Level 2 during the years ended April 30, 2012 and 2011.

        There were no liabilities measured at fair value as of April 30, 2012 and 2011.

        The following table presents for each of the fair value hierarchy levels, the assets that are measured at fair value on a recurring basis as of April 30, 2012 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$19,110	$19,110	$—	$—
Certificates of deposit	2,400	—	2,400	—
Auction rate securities	100	—	—	100

Total	$21,610	$19,110	$2,400	$100

        The following table presents for each of the fair value hierarchy levels, the assets that are measured at fair value on a recurring basis as of April 30, 2011 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$19,040	$19,040	$—	$—
Certificates of deposit	3,360	—	3,360	—
Auction rate securities	100	—	—	100

Total	$22,500	$19,040	$3,360	$100

        The following table presents the changes in the Level 3 fair value category for the year ended April 30, 2012 (in thousands):

		Net Realized/Unrealized Gains (Losses) included in
	May 1, 2011	Impairment Loss Recognized in Earnings	Unrealized Gain Recognized in Other Comprehensive Income (Loss)	Purchases, (Sales), Accretion of Interest, Issuances and (Settlements)	Transfers in and/or (out) of Level 3	April 30, 2012
Assets
Auction rate securities	$100	$—	$—	$—	$—	$100
Liabilities
Long-term convertible note payable	$—	$—	$—	$—	$—	$—

        The following table presents the changes in the Level 3 fair value category for the year ended April 30, 2011 (in thousands):

		Net Realized/Unrealized Gains (Losses) included in
	May 1, 2010	Impairment Loss Recognized in Earnings	Unrealized Gain Recognized in Other Comprehensive Income (Loss)	Purchases, (Sales), Accretion of Interest, Issuances and (Settlements)		Transfers in and/or (out) of Level 3	April 30, 2011
Assets
Auction rate securities	$100	$—	$—	$—		$—	$100
Liabilities
Long-term convertible note payable	$3,277	$—	$—	$3,277	(1)	$—	$—

(1)
Reflects payment of a $3.5 million non-interest bearing convertible note payable to Simulscribe in conjunction with the Company's exclusive distribution agreement. The note was recorded at an initial fair value of $3.2 million and approximately $0.2 million of interest had been accreted.

        Property and Equipment: Property and equipment comprised (in thousands):

	April 30,
	2012	2011
Furniture and fixtures	$71	$1,170
Equipment	9,496	12,654
Leasehold improvements	190	1,529
Computer software	4,133	4,134

	13,890	19,487
Less: accumulated depreciation and amortization	(13,156)	(18,323)

Subtotal	734	1,164
Construction in progress	121	—

Total	$855	$1,164

        Depreciation expense totaled $0.7 million, $1.2 million and $2.1 million for fiscal 2012, 2011 and 2010, respectively.

        Other Assets: Other assets comprised (in thousands):

	April 30,
	2012	2011
Exclusive distributor intangible assets, net of accumulated amortization	$2,902	$4,724
Other	32	—

Total	$2,934	$4,724

        See Note 6 of Notes to the Consolidated Financial Statements, below for details related to the exclusive distributor intangible assets.

        Accrued and Other Liabilities: Accrued and other liabilities comprised (in thousands):

	April 30,
	2012	2011
Accrued employee compensation	$958	$1,109
Accrued warranty	97	139
Accrued restructuring costs	5	42
Other accrued expenses	231	342

Total	$1,291	$1,632

        Warranty Accrual.    The Company provides for future warranty costs upon shipment of its products. The specific terms and conditions of those warranties may vary depending on the product sold, the customer and the country in which it does business. However, the Company's hardware warranties generally start from the shipment date and continue for a period of one to five years while the software warranty is generally ninety days to one year.

        Because the Company's products are manufactured to a standardized specification and products are internally tested to these specifications prior to shipment, the Company historically has experienced minimal warranty costs. Factors that affect the Company's warranty liability include the number of installed units, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability, if necessary. The fiscal 2012 adjustment to the warranty accrual reflected improved warranty history for the Company's products.

        Changes in the warranty accrual, which is included as a component of "Accrued and other liabilities" on the consolidated balance sheets, were as follows (in thousands):

	Years ended April 30,
	2012	2011
Balance as of the beginning of the fiscal period	$139	$301
Provision for warranties issued during the fiscal period	8	(104)
Warranty costs incurred during the fiscal period	(50)	(58)

Balance as of the end of the fiscal period	$97	$139

  Reduction in Force.

        In July 2011, the Company initiated a reduction in force that was completed by October 31, 2011, in an ongoing attempt to reduce operating expenses. The affected employees were notified in July 2011. As a result, the Company reduced its headcount by approximately 8%, and recorded charges of approximately $130,000 for severance and related charges, $5,000 of which has not been paid as of

April 30, 2012, and is included in accrued and other liabilities at April 30, 2012. This amount represents costs for outplacement services available to the affected employees through September 2012

        In November 2009, the Company completed a reduction in force in an attempt to continue to reduce operating expenses. As a result of this reduction in force, the Company reduced its workforce by approximately 10%. In addition in December 2009, the Company completed the sublease of office space vacated in fiscal 2009 and identified additional impairments of fixed assets, which had become idle as a result of the reduction in force and are being held for sale. As a result of these activities, the Company recognized a charge in the third quarter of fiscal 2010 of approximately $0.7 million, including $0.5 million for severance and related benefits, $0.1 million related to incremental losses upon signing the sublease on vacated office space and $0.1 million associated with assets made idle by the reductions in force that are being held for sale. During the second quarter of fiscal 2010, $30,000 of severance benefits related to outplacement services expired unused and were reversed to the same financial lines to which they were originally recorded in fiscal 2009. These expenses related to a reduction in force that occurred in fiscal 2009. All individuals impacted by the reduction in headcount were notified of the termination of their employment in November 2009.

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

        Reduction in force costs for the years ended April 30, 2012, 2011 and 2010, were as follows (in thousands):

	Years ended April 30,
	2012	2011	2010
	in thousands
Cost of revenue	$45	$—	$256
Sales and marketing	36	97	64
Research and development	28	(7)	255
General and administrative	21	—	92

Total	$130	$90	$667

4.     BUSINESS COMBINATION

        In February 2010, the Company completed a small acquisition of 100% of the outstanding shares of Grid Communication Services, Inc., a company with infrastructure to deliver services with simple credit card billing through the web. The purchase price, net of $0.1 million of cash received from Grid, totaled $0.5 million. This purchase price, which included $35,000 of value attributable to a warrant issued for 100,000 shares of the Company's common stock at an exercise price of $3.50 per share, based on a Black-Scholes option-pricing valuation, was allocated to identified intangibles through established valuation techniques in the high-technology communications equipment industry. The warrant expires in February, 2013. The key variables used in applying the Black- Scholes option-pricing model to this warrant included a risk-free interest rate of 1.5%, volatility of 75% and no dividends over the three year term of the warrant. As a result, the Company recorded an incremental $0.2 million in core technology intangible assets and $0.3 million related to the URL, the latter of which the Company sold in July of 2011 for approximately $0.2 million, net of expenses.

5.     PURCHASED INTANGIBLES

        The carrying value of intangible assets acquired in business combinations is as follows (in thousands):

	April 30, 2012
	Gross Value	Accumulated Amortization	Impairment/Sale	Net Value
Purchased Intangible Assets
Core technology	$242	$(181)	$—	$61
URL	300	—	(300)	—

Total	$542	$(181)	$(300)	$61

	April 30, 2011
	Gross Value	Accumulated Amortization	Impairment	Net Value
Purchased Intangible Assets
Core technology	$242	$(101)	$—	$141
URL	300	—	—	300

Total	$542	$(101)	$—	$441

        In fiscal 2012, 2011 and 2010, the Company recorded $80,000, $80,000 and $62,000, respectively, of amortization of acquisition-related intangible assets.

        Estimated future amortization expense for the core technology purchased intangible asset as of April 30, 2012, is as follows (in thousands):

Years ended April 30,
2013	61

$61

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

        In fiscal 2012, no interest expense was recorded. In fiscal 2011 and 2010, the Company recognized $0.2 million and $0.1 million, respectively, of interest expense associated with amortizing the $0.3 million discount on this note as a component of other income (expense), net in the consolidated statements of operations.

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

        As a result of this agreement, the Company recorded the total consideration at a fair value of $6.7 million and recorded assets associated with the exclusive distribution rights and transfer of customers. The value assigned to the intangible assets was determined by valuing the discounted potential cash flows associated with each asset over the four year term of the agreement. The asset associated with the transferred customer relationships will be amortized, on a tax deductible basis, to sales and marketing expense ratably over the four year term of the agreement and the asset associated with the distribution rights will be amortized, on a tax deductible basis, to cost of revenue on a unit of revenue basis, similar to a royalty payment, at the rate of 25% of revenue recognized based on the base level of revenue anticipated in the Agreement attributable to the $7 million of consideration issued to date. The Company recorded amortization expense associated with the distribution rights of approximately $1.1 million, $0.9 million and $0.2 million for the years ended April 30, 2012, 2011, and 2010, respectively, and amortization expense associated with the customer relationships of approximately $0.7 million for both the years ended April 30, 2012 and 2011, and $0.4 million in fiscal 2010.

        Subsequent to executing the Agreement, the Company hired one of the principle officers of Simulscribe to assume the position of Chief Strategy Officer at the Company. His primary focus is on expansion of the wholesale market for voice transcription service. This individual continues to hold a large ownership interest in Simulscribe. As such, although he may have input into key decisions related to interaction between the Company and Simulscribe, the final decisions rest with the executive management team, of which he is not a member, and/or the Board of Directors. This individual was also a major shareholder in Grid Communication Services, Inc., which was acquired in February 2010. In the third quarter of fiscal 2011, the Chief Strategy Officer resigned; however, he continues to provide certain services to the Company as a consultant.

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

        The carrying value of the related intangible assets acquired was as follows (in thousands):

	April 30, 2012
	Gross Value	Accumulated Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(1,735)	$—	$779
Distribution rights	4,440	(2,317)	—	2,123

Total	$6,954	$(4,052)	$—	$2,902

	April 30, 2011
	Gross Value	Accumulated Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(1,105)	$—	$1,409
Distribution rights	4,440	(1,125)	—	3,315

Total	$6,954	$(2,230)	$—	$4,724

        Estimated future amortization expense for the customer relationship related intangible asset as of April 30, 2012, is as follows (in thousands):

Years ended April 30,
2013	$581
2014	198

$779

        Since the distribution rights are being amortized based on the level of revenue recognized, the amortization expense cannot be estimated for future periods.

7.     COMMITMENTS AND CONTINGENCIES

  Leases

        The Company's lease commitments comprise a facility lease, office equipment leases and a colocation facility. The Company leases its principal office facilities of approximately 20,100 square feet, in San Jose, California under a non-cancelable operating lease expiring on April 30, 2017. The lease contains a one time early expiration option after 31 months of occupancy. To exercise this option, the Company must comply with various provisions, and pay an expiration fee which comprises the unamortized portion of any commissions, legal fees, free rent and leasehold improvements. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities.

        At April 30, 2012, future minimum payments under the Company's operating leases are as follows (in thousands):

Years ending April 30,	Minimum Lease Payments
2013	$453
2014	301
2015	278
2016	290
2017	302

$1,624

        Rent expense under all leases for the years ended April 30, 2012, 2011 and 2010, was $0.7 million, $1.1 million and $1.2 million, respectively.

  Credit Facility

        The Company has a $2.0 million line of credit with its bank, which expires July 31, 2012. Advances under the line of credit bear interest at LIBOR + 4.7%. The line of credit requires the Company to maintain certain financial covenants including but not limited to: minimum tangible net worth of $25 million plus 50% of all proceeds from the sale of subordinated debt or equity securities on or after August 2009 and 50% of all positive net income generated after August 2009 and minimum liquidity of $20 million. The line of credit restricts the Company's ability to pay dividends. There were no borrowings outstanding under the line of credit as of April 30, 2012 and 2011. As of April 30, 2012, the Company was not in compliance with the minimum tangible net worth covenant.

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

8.     PREFERRED STOCK

        The Company is authorized to issue, from time to time, in one or more series, 5,000,000 shares of preferred stock at a $0.001 par value. The Board of Directors may determine the rights, preferences, privileges and restrictions granted or imposed upon any series of preferred stock. As of April 30, 2012, no preferred stock was outstanding.

9.     STOCKHOLDERS' EQUITY

Employee Equity Plans

  Employee Stock Purchase Plan

        In March and April 1999, the Board adopted, and the stockholders approved, the Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which an aggregate of 2,016,666 shares of common stock had been reserved for issuance as of April 30, 2012. Employees who participate in the one-year offering period can have up to 15% of their earnings withheld for the purchase of up to a maximum of 700 shares per six-month purchase period pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of common stock on specified dates determined by the Board. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering or end date of the purchase period. In fiscal 2012, 2011 and 2010, 57,794, 80,372, and 95,061 shares, respectively, were purchased under the Purchase Plan. As of April 30, 2012, 176,280 shares remain available for issuance under the Purchase Plan. Effective November 30, 2011, the Board of Directors suspended activity under the ESPP.

  Stock Option and Restricted Stock Plans

        During fiscal 2000, the Company adopted two non-statutory stock option plans, the 1999 Non-Officer Equity Incentive Plan and the 2000 Non-Qualified Stock Plan, under which a total of 1,350,000 shares were reserved for issuance. The terms of non-statutory options granted under these plans are substantially consistent with non-statutory options granted under the 1997 and 1998 plans. Shares issued through early option exercises are subject to the Company's right of repurchase at the original exercise price. The number of shares subject to repurchase generally decreases by 25% of the option shares one year after the grant date, and thereafter, ratably over 36 months. As of April 30, 2012 and 2011, no shares were subject to repurchase.

        In August 2000, the Board of Directors adopted the 2000 Non-Qualified Stock Plan. A total of 5,000,000 shares were reserved under this plan as of April 30, 2006. The terms of options granted under this plan are substantially consistent with options granted under the 1997 and 1998 plans. In September 2006, the Board of Directors amended the 2000 Non-Qualified Stock Plan and re-named it the 2006 Equity Incentive Plan, as described below. The 2006 Equity Incentive Plan allows for the grant of other types of equity awards, including restricted stock awards and restricted stock units.

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

        In November 2005, the Board also adopted the 2005 New Recruit Stock Option Plan. A total of 200,000 shares were approved for issuance as non-qualified stock options to new hired employees only. The terms of the plan are substantially consistent with the non-qualified stock options granted under the Company's other stock option plans, except that the plan does not allow the early exercise of stock options. In February 2006, another 300,000 shares were approved and added to the reserve in connection with the hiring of the new vice president of worldwide sales. As of April 30, 2012, 500,000 shares have been reserved under the plan.

        In September 2006, the Board of Directors amended the 2000 Non-Qualified Stock Plan and re-named it the 2006 Equity Incentive Plan, reserving an additional 2,000,000 shares. As a result of the increase, a total of 7,000,000 shares have been reserved under this plan as of April 30, 2012. The terms of non-statutory options granted under this plan are substantially consistent with non-statutory options granted under the 2000 plan. However, the new plan allows for the grant of other types of equity awards, including restricted stock awards and restricted stock units. Restricted stock awards and restricted stock units generally vest over three or four years with 33% or 25%, respectively, vesting after the first year and the remaining shares vesting ratably every six months thereafter. All options under the option plans described above have a ten-year term.

  Directors Stock Option Plan

        In March 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan. Under this stock option plan an aggregate of 650,000 shares were reserved. However, as of the end of fiscal 2009, this plan expired and no further option grants will be made. Options granted under the plan prior to its expiration had a 5-year term. Options were granted either on a one-time initial automatic grant of 35,000 shares each upon a director's initial appointment and were subject to annual vesting over a four-year period. Annual automatic grants of 10,000 shares each were made on the date of each annual meeting of stockholders to each incumbent director (provided they have served as a director for at least six months) and are fully vested at the grant date. In fiscal 2012, grants to the Company's directors were made out of the 2006 Equity Incentive Plan.

        Activity under the stock plans referenced above was as follows (in thousands, except per share amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances, April 30, 2009	2,695	5,038	$5.80	$111
Restricted stock units issued	(546)
Restricted stock and restricted stock units forfeited	162
Options granted	(1,433)	1,433	$1.36
Options exercised	—	(61)	$0.91
Options forfeited	306	(306)	$2.31
Options expired	436	(436)	$8.71
Plan shares expired	(376)	—

Balances, April 30, 2010	1,244	5,668	$4.69	$625
Restricted stock and restricted stock units issued	(26)
Restricted stock and restricted stock units forfeited	30
Restricted stock units exercised for taxes	31
Options granted	(526)	526	$1.33
Options exercised	—	(20)	$1.10
Options forfeited	199	(199)	$1.93
Options expired	1,333	(1,333)	$7.06
Plan shares expired	(820)	—

Balances, April 30, 2011	1,465	4,642	$3.77	$320
Restricted stock units issued	(1,554)
Restricted stock and restricted stock units forfeited	157
Options granted	(614)	614	$1.03
Options exercised	—	(152)	$0.70
Options forfeited	1,084	(1,084)	$4.58
Options expired	465	(465)	$1.61
Plan shares expired	(212)	—

Balances, April 30, 2012	791	3,555	$3.47	$27

(1)
Shares available for grant include shares from the 2005 New Recruit Stock Plan and the 2006 Equity Incentive Plan that may be issued as either stock options, restricted stock awards or restricted stock units. Shares issued under the 2006 Equity Incentive Plan as stock bonus awards, stock purchase awards, stock unit awards, or other stock awards in which the issue price is less than the fair market value on the date of grant of the award count as the issuance of 1.3 shares for each share of common stock issued pursuant to these awards for purposes of the share reserve.

        The aggregate intrinsic value of stock options exercised in fiscal 2012, 2011 and 2010 was $32,000, $7,000 and $42,000, respectively.

        The weighted average remaining contractual term for outstanding options as of April 30, 2012 is 5.90 years.

        The summary of options vested and expected to vest, and exercisable at April 30, 2012, comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Fully vested and expected to vest options	3,438	$3.55	$26	5.81
Options exercisable	2,443	$4.51	$21	4.83

        The summary of nonvested restricted stock awards for the years ended April 30, 2012, 2011 and 2010 comprised (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock, April 30, 2009	118	$4.38
Restricted stock issued	—	—
Restricted stock vested	(55)	4.40
Restricted stock forfeited	(19)	$4.48

Nonvested restricted stock, April 30, 2010	44	4.29
Restricted stock issued	—	—
Restricted stock vested	(18)	6.55
Restricted stock forfeited	(23)	2.68

Nonvested restricted stock, April 30, 2011	3	$3.55
Restricted stock issued	—	—
Restricted stock vested	(2)	4.12
Restricted stock forfeited	(1)	2.43

Nonvested restricted stock, April 30, 2012	—	$—

        For the years ended April 30, 2012, 2011 and 2010 the total fair value of restricted stock awards that vested was $16,000, $0.1 million and $0.2 million, respectively.

        RSAs and RSUs are converted into shares of the Company's common stock upon vesting on a one-for-one basis. Typically, vesting is subject to the employee's continuing service to the Company. Both RSAs and RSUs generally vest over a period of 3 or 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.

        A summary of activity of RSUs for the year ended April 30, 2012, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Nonvested restricted stock units, April 30, 2009	7	$7.21	0.89	$7
Restricted stock units issued	420	1.05
Restricted stock units vested	(3)	1.29
Restricted stock units forfeited	(106)	1.08

Nonvested restricted stock units, April 30, 2010	318	$1.11	1.35	$493
Restricted stock units issued	20	1.32
Restricted stock units vested	(108)	1.29
Restricted stock units forfeited	—

Nonvested restricted stock units, April 30, 2011	230	$1.07	1.10	$313
Restricted stock units issued	1,195	0.85
Restricted stock units vested	(5)	1.32
Restricted stock units forfeited	(120)	1.02

Nonvested restricted stock units, April 30, 2012	1,300	$0.88	1.27	$1,209

        No restricted stock units were exercisable as of April 30, 2012, 2011 or 2010. For the years ended April 30, 2012, 2011 and 2010, the total fair value of restricted stock units that vested was $4,000, $0.2 million and $4,000, respectively.

        As of April 30, 2012, there was approximately $1.1 million of total unrecognized compensation cost related to stock options, and RSUs that is expected to be recognized over a weighted-average period of 2.3 years for options and 2.4 years for restricted stock units.

        The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation in fiscal 2012, 2011 and 2010 for options and restricted stock granted and for employee stock purchases under the ESPP during these periods are as follows:

	Years ended April 30,
	2012	2011	2010
Stock options:
Dividend yield(1)	—	—	—
Volatility factor(2)	0.70	0.68	0.69
Risk-free interest rate(3)	1.5%	1.9%	2.4%
Expected life (years)(4)	4.7	4.7	4.6
Weighted average fair value of options granted during the period	$0.58	$0.74	$0.77
Employee stock purchase plan:(5)
Dividend yield(1)	—	—	—
Volatility factor(2)	0.72	0.64	0.76
Risk-free interest rate(3)	0.2%	0.3%	0.4%
Expected life (years)(4)	0.5	1.0	1.0
Weighted average fair value of employee stock purchases during the period	$0.43	$0.55	$0.61
Restricted stock awards and restricted stock units:
Weighted average fair value of RSAs and RSUs granted during the period	$0.85	$1.32	$1.05

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

(5)
Assumptions for the Purchase Plan use a weighted average of all enrollments during the fiscal year. Effective November 30, 2011, the Board of Directors suspended activity under the Purchase Plan.

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

10.   INCOME TAXES

        The provision for (benefit from) income taxes reflected in the Consolidated Statements of Operations for the years ended April 30 was as follows:

	2012	2011	2010
	in thousands
Current:
Federal	$(7)	$(7)	$(47)
State	(5)	(26)	34
Foreign	14	(10)	(20)

Total Current	$2	$(43)	$(33)

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total Deferred	—	—	—

Total	$2	$(43)	$(33)

        The components of the Company's deferred tax assets consisted of:

	April 30,
	2012	2011
	in thousands
Deferred tax assets (liabilities):
Net operating losses	$52,474	$55,423
Tax credits	14,473	11,820
Inventory reserves	4,210	5,076
Other reserves and accruals	4,362	589
Stock-based compensation expense	2,079	2,708
Purchased technology, goodwill and other intangibles	1,705	1,116
Depreciation	(262)	129
Uniform capitalization	1,568	1,290

Total deferred tax assets	80,609	78,151
Valuation allowance	(80,609)	(78,151)

Net deferred tax assets	$—	$—

        Due to continued losses from operations and uncertainty as to the magnitude and timing of future operating profits, the Company recorded a full valuation allowance against its deferred tax assets beginning in fiscal 2008. Substantially all of the Company's pretax losses have been generated in the United States, with foreign pretax losses representing $0.4 million, $0.1 million and $0.6 million, in fiscal 2012, 2011 and 2010, respectively.

        As of April 30, 2012, the Company has federal and state tax net operating loss carry forwards of approximately $131.2 million and $116.9 million, respectively. If not utilized, the federal net operating loss carry forwards will begin to expire in fiscal 2016, and the state net operating loss carry forwards will begin to expire in fiscal 2014. As of April 30, 2012, the Company had federal and state tax credit carry forwards of approximately $7.2 million and $9.0 million, respectively.

        The Company's effective tax rate differs from the U.S. federal statutory income tax rate for the years ended April 30, principally due to the following:

	2012	2011	2010
Tax provision at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.4	5.0	4.0
Other permanent differences	—	0.7	—
Research Credit	2.5	3.0	2.1
Valuation allowance	(23.1)	(42.9)	(35.8)
Other	(19.8)	(0.3)	(5.1)

Effective tax rate	0.0%	0.5%	0.2%

        The tax provision for fiscal 2012, 2011 and 2010 resulted in an effective tax rate of 0.0%, 0.5% and 0.2%, respectively. This effective tax rate reflects the continued establishment of a full valuation allowance against the Company's deferred tax assets. As a result, the effective tax rate is primarily related to state and foreign jurisdictions in which the Company has on going tax obligations.

        The Company's income taxes payable for federal, state, and foreign purposes have been reduced by the tax benefits from employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. The Company did not record a benefit to the consolidated statements of stockholders equity for fiscal 2012, 2011 and 2010 as a result of electing to use the ordering provisions in the accounting guidance on income taxes with respect to reduction to the current tax provision. Accordingly, the net operating losses carried forward from pre-2007 years were utilized first to offset the current taxes payable prior to the impact of current year tax benefits from employee stock options.

        The following is a roll forward of the Company's total gross unrecognized tax benefits for fiscal 2012, 2011 and 2010 (in thousands)

	2012	2011	2010
Balance as of May 1	$504	$451	$385
Tax positions related to current year:
Additions for tax positions related to R&D credits	73	79	92
Additions for Foreign Taxes	—	2	17
Tax positions related to prior year:
Reductions for tax positions related to State Taxes	(6)	(11)	(3)
Reductions for tax positions related to Foreign Taxes	4	(17)	(40)

Balance as of April 30	$575	$504	$451

        As of April 30, 2012, the unrecognized tax benefits of $575,000 include $17,000 of uncertain tax positions that would impact the Company's effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. Interest and penalties included in the consolidated statements of operations related to uncertain tax positions is immaterial for the fiscal years ended April 30, 2012, 2011 and 2010. The Company does not anticipate that the amount of liability for uncertain tax positions existing at April 30, 2012, will change significantly within the next 12 months.

        The Company files income tax returns in the U.S. and various foreign jurisdictions. Most U.S. and foreign jurisdictions have 3 to 10 year periods during which the taxing authorities may commence an audit. The Company is currently not under review by any taxing jurisdiction.

11.   REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

        The Company is a global telecommunications equipment supplier for voice networks. Prior to fiscal 2010, the Company operated in a single business segment, voice quality enhancement solutions. Beginning in fiscal 2010, the Company changed its focus and now not only develops, produces and sells voice quality enhancement solutions but also voice applications solutions to telecommunication service providers worldwide. The Company's voice quality enhancement solutions enable service providers to deliver consistently clear, end-to-end communications to their subscribers. The Company's revenues are organized along two main product categories: product and services, the latter of which comprises the Company's voice applications offerings as well as services in support of its voice quality enhancement solutions. Effective in fiscal 2010, the Company began operating in two business segments: the voice quality enhancement segment, which includes service revenues related to delivery of these solutions; and the voice applications segment. The segments are determined in accordance with how management views and evaluates the Company's business and based on the criteria as outlined in the authoritative guidance. A description of the types of products and services provided by each reportable segment is as follows:

Voice Quality Enhancement Segment

        The Company designs, develops, and markets stand-alone and system-based voice quality products for circuit-switched and VoIP mobile networks throughout the world. The Company's products feature high-capacity, high-availability hardware systems coupled with a sophisticated array of voice optimization and measurement software to enhance the quality of voice communications. In addition to the hardware systems that compose this segment, the Company also includes services such as maintenance, training and installation which support the hardware system sales.

Voice Applications Segment

        Voice services includes a range of applications and services with the common goal of utilizing the human voice to interface with various aspects of day to day life which have been historically limited to keyboard interface. The products include voice-to-text transcription services, voice-based interface with the web and web-based applications.

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

        Financial information for each reportable segment is as follows as of and for the years ended April 30, 2012, and April 30, 2011, (in thousands):

	Voice Quality Enhancement	Voice Applications	Total
For the year ended April 30, 2012:
Revenue	$11,843	$4,828	$16,671
Contribution margin	3,444	(5,637)	(2,193)
As of April 30, 2012: Inventories	2,375	—	2,375
For the year ended April 30, 2011:
Revenue	$15,007	$3,556	$18,563
Contribution margin	6,295	(5,192)	1,103
As of April 30, 2011: Inventories	4,689	—	4,689
For the year ended April 30, 2010:
Revenue	$21,836	$1,028	$22,864
Contribution margin	7,090	(6,006)	1,084
As of April 30, 2010: Inventories	5,985		5,985

        The reconciliation of segment information to the Company's consolidated totals is as follows (in thousands):

	Years Ended April 30,
	2012	2011	2010
Segment contribution margin	$(2,193)	$1,103	$1,084
Corporate and unallocated costs	(7,772)	(10,615)	(13,546)
Stock-based compensation expense	(546)	(1,234)	(1,697)
Amortization of purchased intangible assets	(80)	(80)	(62)
Other income (expense), net	10	2,381	(690)

Loss before provision for (benefit from) income taxes	$(10,581)	$(8,445)	$(14,911)

        The Company's revenue from external customers by geographic region, based on shipment destination, was as follows (in thousands):

	Years ended April 30,
	2012	2011	2010
USA	$13,617	$14,947	$16,475
Asia Pacific	1,365	2,647	3,025
Canada	53	435	290
Latin America	10	240	389
Middle East/Africa	308	110	1,459
Europe	1,318	184	1,226

Total	$16,671	$18,563	$22,864

        Substantially all the Company's long lived assets are located in the United States.

12.   PROFIT SHARING PLAN

        The Company maintains a 401(k) profit sharing plan for all eligible employees. Employees may contribute to the plan based on statutory limits. Any Company contributions are at the discretion of the Board of Directors. The Company made contributions to the plan during fiscal 2012, 2011 and 2010 of $24,000, $28,000 and $33,000, respectively.

13.   SUPPLEMENTAL CASH FLOW INFORMATION

        The following table summarizes cash paid for income taxes for fiscal 2012, 2011 and 2010.

	Years ended April 30,
	2012	2011	2010
	in thousands
Income taxes paid (refunded), net	$(5)	$(16)	$(66)

        Non-cash transactions for fiscal 2012, 2011 and 2010 comprised (in thousands):

	Years ended April 30,
	2012	2011	2010
Issuance of debt in conjunction with exclusive distribution agreement	$—	$—	$3,256
Value of warrant issued in acquisition	—	—	35

        Inventory includes non-cash stock-based compensation of approximately $2,000, $2,000 and $5,000 for fiscal 2012, 2011 and 2010, respectively.

14.   SUBSEQUENT EVENTS

        The Company has performed an evaluation of subsequent events through the date on which these financial statements in this Form 10-K were filed with the SEC.

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended April 30, 2010
Allowance for doubtful accounts	$289	$—	$(39)	$250
Reduction in force allowance	$430	$667	$(450)	$217
Deferred tax asset valuation allowance(1)	$69,061	$5,180	$—	$74,241
Year ended April 30, 2011
Allowance for doubtful accounts	$250	$—	$(1)	$249
Reduction in force allowance	$217	$90	$(265)	$42
Deferred tax asset valuation allowance(1)	$74,241	$3,910	$—	$78,151
Year ended April 30, 2012
Allowance for doubtful accounts	$249	$—	$(183)	$66
Reduction in force allowance	$42	$130	$(167)	$5
Deferred tax asset valuation allowance(1)	$78,151	$2,458	$—	$80,609

(1)
Based on the level of recent financial losses and projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was no longer more likely than not that certain of its deferred tax assets were expected to be realized and therefore established a valuation allowance on deferred tax assets in fiscal 2008 totaling $59.1 million. In fiscal 2012, 2011 and 2010, the Company increased its valuation allowance by approximately $2.5 million, $3.9 million and $5.2 million, respectively, related to incremental deferred tax assets generated in fiscal 2012, 2011 and 2010.

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

Disclosure Controls and Procedures

        Ditech maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of April 30, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of April 30, 2012, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Ditech. Under supervision and with the participation of our management, including Kenneth Naumann, our principal executive officer, and William Tamblyn, our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management has concluded that, as of April 30, 2012, our internal control over financial reporting was effective based on these criteria.

Change in Internal Control over Financial Reporting

        There has been no change in internal control over financial reporting in the quarter ended April 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

        None

Part III

Item 10—Directors, Executive Officers and Corporate Governance

        Directors.    Information concerning our Directors, including with respect to procedures by which security holders may recommend nominees to our Board of Directors and with respect to the composition of our Audit Committee, is incorporated herein by reference to the section entitled "Proposal 1—Election of Directors" contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than August 28, 2012, in connection with the solicitation of proxies for the Ditech Networks, Inc. 2012 Annual Meeting of Stockholders (the "Proxy Statement").

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

 Equity Compensation Plan Information

        The following table provides certain information with respect to all of our equity compensation plans and grants made outside of any plans in effect as of April 30, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(c)
Equity Compensation Plans Approved by Security Holders(1)	2,721,396	$3.66	451,836
Equity Compensation Plans Not Approved by Security Holders(2)	1,260,000	$2.84	528,968

Total	3,981,396	$3.47	980,804

(1)
Consists of Ditech's 2006 Equity Incentive Plan, 1999 Employee Stock Purchase Plan, and the 1999 Non-Employee Directors' Stock Option Plan. With respect to the 1999 Employee Stock Purchase Plan, 176,280 shares available for issuance are included in column (c) in the reserve. Excluded are 154 shares of unvested Restricted Stock Awards. No amounts with respect to the 1999 Employee Stock Purchase Plan are included in columns (a) or (b).

(2)
Consists of Ditech's 1999 Non-Officer Equity Incentive Plan, the 2005 New Recruit Stock Plan, and the 2005 New Recruit Stock Option Plan

Description of Equity Compensation Plans Adopted Without the Approval of Stockholders

        The following equity compensation plans of Ditech were in effect as of April 30, 2012, and were adopted without the approval of our stockholders: the 1999 Non-Officer Equity Incentive Plan, the 2005 New Recruit Stock Plan, and the 2005 New Recruit Stock Option Plan.

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

DITECH NETWORKS, INC.
July 27, 2012	By:	/s/ KENNETH D. NAUMANN Kenneth D. Naumann President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ KENNETH D. NAUMANN Kenneth D. Naumann	President, Chief Executive Officer, and Director (principal executive officer)	July 27, 2012
/s/ WILLIAM J. TAMBLYN William J. Tamblyn	Executive Vice President, Chief Financial Officer and Chief Operating Officer (principal financial and accounting officer)	July 27, 2012
/s/ ALAN B. HOWE Alan B. Howe	Chairman of the Board and Director	July 27, 2012
/s/ FRANK J. SANSONE Frank J. Sansone	Director	July 27, 2012
/s/ J. MICHAEL GULLARD J. Michael Gullard	Director	July 27, 2012

Exhibit Index

Exhibit	Description of document
2.1(1)	Agreement and Plan of Merger, dated as of June 6, 2005, among Ditech, Spitfire Acquisition Corp., Jasomi Networks, Inc., Jasomi Networks (Canada), Inc., Daniel Freedman, Cullen Jennings and Todd Simpson
3.1(2)	Restated Certificate of Incorporation of Ditech
3.2(3)	Certificate of Amendment to Restated Certificate of Incorporation of Ditech Networks, Inc.
3.3(4)	Bylaws of Ditech, as amended and restated
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(5)	Specimen Stock Certificate
10.1(6)(7)	1998 Amended and Restated Stock Option Plan
10.2(6)(8)	1999 Employee Stock Purchase Plan
10.4(6)(10)	1999 Non-Officer Equity Incentive Plan, as amended
10.5(11)	Letter Agreement, dated September 2, 2009, between Ditech Networks, Inc. and Lamassu Holdings L.L.C. and certain of its affiliates
10.6(6)(12)	Jasomi Networks, Inc. 2001 Stock Plan
10.7(13)	Form of Non-Employee Director Automatic Stock Option Grant
10.8(14)	Cash Compensation Arrangements with Executive Officers
10.9(6)(15)	Cash Compensation Arrangements with Non-Employee Directors
10.10(6)(16)	2005 New Recruit Stock Plan
10.11(6)(5)	Form of Indemnity Agreement to be entered between Ditech and each of its current executive officers and directors
10.12(17)(18)	Reseller Agreement, dated September 10, 2009, between Ditech Networks, Inc. and Simulscribe LLC
10.13(18)(19)	Amendment No. 1 to Reseller Agreement, dated April 29, 2010, between Ditech Networks and Simulscribe LLC
10.14(20)	Amendment No. 2 to Reseller Agreement, effective October 1, 2010, between Ditech Networks and Simulscribe LLC
10.14(5)(6)	Form of option agreement under the 1998 Stock Option Plan
10.15(6)(21)	2005 New Recruit Stock Option Plan, as amended
10.16(6)(22)	Form of Stock Option Agreement under the 2005 New Recruit Stock Option Plan
10.18(6)(24)	2006 Equity Incentive Plan
10.19(6)(25)	Amended and Restated Severance Benefit Plan
10.20(6)(26)	Form of Stock Option Agreement to be Used for Grants of Stock Options Under the Ditech Networks, Inc. 2006 Equity Incentive Plan
10.21(6)(27)	2006 Equity Incentive Plan Restricted Stock Award Agreement
10.22(6)(27)	2006 Equity Incentive Plan Restricted Stock Unit Award Agreement
10.23(6)(28)	Offer letter to Ken Naumann, dated November 4, 2010
10.24(25)	Form of Restricted Stock Unit Agreement with Dividend Equivalent Rights for Officers and Employees
10.25(25)	Form of Restricted Stock Unit Agreement with Dividend Equivalent Rights for Directors
10.26(29)	Cash Compensation Arrangements for Kenneth Naumann for the second half of fiscal 2012
10.27(30)	Lease Agreement, dated December 21, 2011, between Ditech Networks, Inc. ECI Montague LLC
21.1*	Subsidiaries of Ditech Networks, Inc.
23.1*	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm
31.1*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	Description of document
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema Document
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

(1)
Incorporated by reference from Exhibit 2.3 from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, filed July 14, 2005 (Commission File No. 000-26209).

(2)
Incorporated by reference from Exhibit 3.2 from Ditech's Current Report on Form 8-K, filed May 22, 2006 (Commission File No. 000-26209).

(3)
Incorporated by reference from Exhibit 3.2 to Ditech's Current Report on Form 8-K (File No. 000-26209), filed September 21, 2011.

(4)
Incorporated by reference from Exhibit 3.2 to Ditech's Annual Report on Form 10-K (File No. 000-26209), filed July 14, 2010.

(5)
Incorporated by reference from the exhibits with corresponding descriptions from Ditech's Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(6)
Management contract or compensatory plan or arrangement.

(7)
Incorporated by reference to the exhibit with the corresponding title from Ditech's Registration Statement on Form S-8 (Commission File No. 333-120278), filed November 8, 2004.

(8)
Incorporated by reference from such plan from Ditech's Proxy Statement, filed August 18, 2010 (File No. 000-26209).

(9)
Incorporated by reference from such plan filed with Ditech's Proxy Statement filed August 16, 2005 (Commission File No. 000-26209).

(10)
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

(14)
Incorporated by reference from the description in Item 5.02, and Exhibit 10.1, to Ditech's Current Report on Form 8-K (File No. 000-26209), filed June 21, 2012.

(15)
Incorporated by reference from Exhibit 10.12 from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2011, filed July 28, 2011 (Commission File No. 000-26209).

(16)
Incorporated by reference to Exhibit 99.1 from Ditech's Registration Statement on Form S-8 (Commission No. 333-126292), filed June 28, 2005.

(17)
Incorporated by reference from the exhibit with corresponding title from Ditech's Quarterly Report on Form 10-Q/A, filed February 11, 2010 (Commission File No. 000-26209).

(18)
Confidential treatment has been granted as to a portion of this exhibit. The confidential portion of such exhibit has been omitted and filed separately with the Commission.

(19)
Incorporated by reference from Exhibit 10.16 from Ditech's Annual Report on Form 10-K for the fiscal year ended April 30, 2019, filed July 14, 2010 (Commission File No. 000-26209).

(20)
Incorporated by reference from Exhibit 10.2, to Ditech's Current Report on Form 8-K (File No. 000-26209), filed June 21, 2012.

(21)
Incorporated by reference from Exhibit 10.22, to Ditech's Current Report on Form 8-K (File No. 000-26209), filed February 9, 2006.

(22)
Incorporated by reference from Exhibit 10.23, to Ditech's Current Report on Form 8-K (File No. 000-26209), filed November 15, 2005.

(23)
Incorporated by reference from Exhibit 10.35, to Ditech's Current Report on Form 8-K (File No. 000-26209), filed September 22, 2004.

(24)
Incorporated by reference from such plan filed with Ditech's Proxy Statement filed August 2, 2006 (Commission File No. 000-26209).

(25)
Incorporated by reference from the exhibit with corresponding title to Ditech's Current Report on Form 8-K (File No. 000-26209), filed December 14, 2011.

(26)
Incorporated by reference from Exhibit 10.2, to Ditech's Current Report on Form 8-K (File No. 000-26209), filed September 21, 2006.

(27)
Incorporated by reference from the exhibit with corresponding title from Ditech's Quarterly Report on Form 10-Q, filed March 12, 2007 (Commission File No. 000-26209).

(28)
Incorporated by reference from Exhibit 10.3 from Ditech's Quarterly Report on Form 10-Q, filed March 11, 2011 (Commission File No. 000-26209).

(29)
Incorporated by reference to the description thereof in Item 5.02 of Ditech's Current Report on Form 8-K, filed January 10, 2012 (Commission File No. 000-26209)

(30)
Incorporated by reference from Exhibit 10.5 from Ditech's Quarterly Report on Form 10-Q, filed March 13, 2012 (Commission File No. 000-26209).