Form 10-K/A
period 2012-04-30
DITECH NETWORKS INC
filed 2012-08-28
CIK 1080667

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

The number of shares outstanding of the Registrant’s Common Stock as of June 30, 2012 was 26,894,963 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DITECH NETWORKS, INC.

FORM 10-K/A

Amendment No. 1

Trademarks:

Ditech, Ditech Networks (and the Fern logo), VQA and PeerPoint are registered trademarks of Ditech Networks. This Annual Report on Form 10-K also includes trademarks of companies other than Ditech.

i

DITECH NETWORKS, INC.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on July 27, 2012, solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report only on the cover page, and by including information required by Part III (Items 10, 11, 12, 13 and 14). In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this amendment.

Part III

Item 10—Directors, Executive Officers and Corporate Governance

Board of Directors

The following are the members of our Board of Directors, together with their ages and biographical information:

Name	Age	Position
Kenneth D. Naumann	43	President and Chief Executive Officer, Director
Alan B. Howe	51	Chairman of the Board
Frank Sansone	41	Director
J. Michael Gullard	67	Director

Kenneth G. Naumann joined Ditech in November 2010 as Vice President of World Wide Sales.  He was promoted to President in March of 2011, and to Chief Executive Officer in May 2011.  Prior to joining Ditech, Mr. Naumann served as President and Chief Executive Officer of Scarab Consulting, a provider of computer forensics, electronic discovery and data hosting solutions, from 2008-2010, where he was responsible for managing an approximately 100 person firm.  From 2006 to 2008, Mr. Naumann served as Vice President of World Wide Sales and Marketing for Paymetric, a provider of secure payments and tokenization technologies, where he was responsible for the company-wide sales function.  He served as Vice President of World Wide Sales at Guidance Software, an enterprise security and digital forensics software company, from 2004 to 2006.  Before Guidance Software, Mr. Naumann worked at BindView Development from 1993 to 2003,  an enterprise security, compliance and network management software provider.  During this time, he served in a variety of senior management roles including Vice President of the Americas and Vice President of World Wide Sales.  He holds a BA in Philosophy from Hampden-Sydney College.

Qualifications. Mr. Naumann has over 15 years of experience in senior management and executive officer positions in the software and technology industry.  Mr. Naumann has significant sales experience and operational experience running a company with similar size of Ditech.  His experience in establishing a business vision and sales strategy is key to his opportunity with Ditech.  Further, as our Chief Executive Officer he represents management on our Board of Directors and provides the Board of Directors with valuable insight into the day-to-day operations of Ditech’s business.

Alan B. Howe is currently co-founder and managing partner of Broadband Initiatives, LLC, a privately-held boutique advisory and consulting firm focused primarily on the wireless, telecom and technology sectors, a position he has held since 2003.  He also has served since November of 2009 as a Managing Director with B Riley & Co. LLC in their corporate governance advisory group under a consulting agreement. Previously, he served as vice president of strategic and wireless business development for Covad Communications, Inc., a national broadband telecommunications company.  Prior to that, Mr. Howe was chief financial officer and vice president of corporate development of Teletrac, Inc., and director of corporate development for Sprint PCS. Mr. Howe holds a B.S. in Business Administration and Marketing from the University of Illinois, and an MBA in Finance from Indiana University.  Mr. Howe is currently a member of the public Boards of Directors of Selectica, Inc.  He previously served on the public boards of Proxim, Inc., Crossroads, Inc., Alliance Semiconductor Inc., Altigen Communications, Inc., LCC International, Kitty Hawk, Inc., and Dyntek, Inc. which are no longer SEC reporting companies.

Qualifications. Mr. Howe came to our Board of Directors as a result of our settlement agreement with Lamassu Holdings L.L.C. (“Lamassu”), as described below.  In determining whether to approve the settlement agreement with Lamassu, and therefore Mr. Howe joining our Board of Directors, the Board of Directors considered and found favorable Mr. Howe’s financial expertise as a chief financial officer of a public company, and Mr. Howe’s experience serving as a member of the boards of directors of multiple small public companies, including his experience in assessing strategic alternatives and his experience with telecommunications companies.

Frank J. Sansone has over 20 years of financial management and technology experience with a focus on managing all the financial elements of small fast growing public and private technology companies. He currently serves as Chief Financial Officer of Altec Products, Inc., a leading document management software provider. Previously, Mr. Sansone served as Chief Financial Officer of publicly-traded solar integrator Premier Power Renewable Energy, Inc, from November 2009 to August 2012.   Mr. Sansone served as Chief Financial Officer for LiveOffice, an SAAS email archiving software & services company, from 2008 to 2009. Prior to his involvement with LiveOffice, Mr. Sansone served as the Chief Financial Officer of publicly-traded Guidance Software from July 2005 to August 2008, and as its Vice President of Finance from December 2002 to July 2005, where he also oversaw all the key financial aspects associated with taking the company public. Before joining Guidance Software, Mr. Sansone accumulated approximately 10 years of financial experience including working for five years as an Audit Manager at PricewaterhouseCoopers. Mr. Sansone is a CPA, currently inactive.

Qualifications. Mr. Sansone came to our Board of Directors as a result of our settlement agreement with Lamassu.  In determining whether to approve the settlement agreement with Lamassu, and therefore Mr. Sansone joining our Board of Directors, the Board of Directors considered and found favorable Mr. Sansone’s financial expertise as a chief financial officer of a public company, his experience with small public companies, and his experience in assessing strategic alternatives.

J. Michael Gullard has served as our director since January 16, 2012.  Mr. Gullard has been the general partner of Cornerstone Management, a venture capital and consulting firm since 1984.  He currently serves as a director of the publicly-held companies, Selectica, Inc., JDA Software, Inc. and Planar Systems, Inc.  Mr. Gullard also serves as a member of the board of directors of the following non-reporting companies: Alliance Semiconductor Corporation, Proxim Inc. and Dyntek, Inc.  From 1992 to 2004, he served as Chairman of netSolve, Incorporated, a publicly-held corporation that provides outsourced IT infrastructure management services.  From 1996 to 2004, Mr. Gullard served as chairman of Merant PLC (formerly Micro Focus Group Ltd.), a publicly-held corporation specializing in change management software tools. Previously, Mr. Gullard held a variety of senior financial and operational management positions at Intel Corporation.  Mr. Gullard holds a B.A. degree in Economics from Stanford University, and a Masters of Business Administration from Stanford’s Graduate School of Business.

Qualifications.  Mr. Gullard brings to our Board his extensive experience in the IT and software industries, and we believe his prior positions and current advisory roles provide the Board with leadership experience and operational knowhow; in addition his extensive public company board experience helps our Board in its compliance and governance discussions and strategies.

Arrangement Pursuant to Which Two Board Members Were Elected

On September 2, 2009, Ditech and Lamassu Holdings L.L.C. and certain of its affiliates (collectively, “Lamassu”), entered into a letter agreement settling a threatened proxy contest, in which Ditech and Lamassu agreed that each of Mr. Howe and Mr. Sansone would be nominated to be elected to the Board of Directors at the 2009 annual meeting of stockholders. In addition to the nomination of each of Mr. Howe and Mr. Sansone for election to the Board of Directors, the letter agreement also provided, among other things, that:

•                  If Mr. Sansone is unable to serve as a director at a time when Lamassu owns at least 5% of the Ditech common stock, Ditech will appoint a replacement director designated by Lamassu and reasonably acceptable to Ditech Networks; and

•                  Mr. Sansone and any replacement director will sign a conditional resignation from the Board of Directors, which may be accepted by the Board of Directors in the event that Lamassu’s beneficial ownership of Ditech common stock falls below 5% of the outstanding Ditech common stock.

Ditech filed a complete copy of the agreement with the SEC on September 3, 2009, as an exhibit to its Current Report on Form 8-K, and this summary is qualified in its entirety by reference to the entire agreement included therein.

Executive Officers

The following are our executive officers, together with their ages and biographical information:

Name	Age	Position
Kenneth D. Naumann	44	President and Chief Executive Officer
William J. Tamblyn	53	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Karl E. Brown	42	Vice President of Marketing

Kenneth D. Naumann’s biography is set forth above.

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

Information Regarding the Audit Committee

The Audit Committee of the Board of Directors oversees Ditech’s corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee: evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on Ditech’s audit engagement team as required by law; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by Ditech regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in Ditech’s Annual Report on Form 10-K; and discusses with management and the independent registered public accounting firm the results of the annual audit and the results of Ditech’s quarterly financial statements. The Audit Committee has a written Audit Committee Charter, which is available on Ditech’s website at www.ditechnetworks.com. The current members of the Audit Committee are Messrs. Howe, Gullard, and Sansone.  The Audit Committee met five times during fiscal 2012, excluding times when it met during Board meetings.

The Board of Directors annually reviews the Nasdaq Rules definition of independence for Audit Committee members and has determined that all members of Ditech’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2) of the Nasdaq Rules). The Board of Directors has determined that each of Messrs. Gullard, Howe and Sansone qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Gullard’s level of knowledge and experience based on a number of factors, including his formal education and experience in senior management position in business and previous committee experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Ditech Networks. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended April 30, 2012, all Section 16(a) filing requirements were complied with, with the exception of Todd Simpson, our former Chief Executive Office, who failed to file a Form 4 with respect to the extension of exercisability of four option grants, which extensions were subsequently reported on a Form 5. We did not receive any representations or reports from greater than ten percent beneficial owners.

Code of Business Conduct and Ethics

Ditech has adopted the Ditech Networks, Inc. Code of Conduct and Ethics that applies to all officers, directors and employees. A copy of the Code of Conduct and Ethics will be sent to any person requesting a copy without charge. To request a copy of our Code of Conduct and Ethics, please contact: Investor Relations, Ditech Networks, Inc., 3099 North First Street, San Jose, CA 95134, or call our Investor Relations Department at (408) 883-3636. If Ditech makes any substantive amendments to the Code of Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, Ditech will promptly disclose the nature of the amendment or waiver on a Form 8-K filing, or if permitted by Nasdaq, on its website.

Stockholder Recommendations of Board Candidates

The Board will consider director candidates recommended by stockholders. The Board does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Board to become nominees for election to the Board may do so by delivering a written recommendation to the Board at the following address: Ditech Networks, Inc., 3099 North First Street, San Jose, CA 95134, Attention: Director Nominations. For nominations for election at an Annual Meeting of Stockholders, this written recommendation must be delivered by at least the date 120 days prior to the anniversary date of the mailing of our proxy statement for the prior year’s Annual Meeting of Stockholders. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of Ditech’s stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Audit Committee Matters

The Audit Committee of the Board of Directors oversees Ditech’s corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee: evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on Ditech’s audit engagement team as required by law; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by Ditech regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in Ditech’s Annual Report on Form 10-K; and discusses with management and the independent registered public accounting firm the results of the annual audit and the results of Ditech’s quarterly financial statements. The Audit Committee has a written Audit Committee Charter, which is available on Ditech’s website at www.ditechnetworks.com. The current members of the Audit Committee are Messrs. Howe, Gullard, and Sansone.  The Audit Committee met five times during fiscal 2012, excluding times when it met during Board meetings.

The Board of Directors annually reviews the Nasdaq Rules definition of independence for Audit Committee members and has determined that all members of Ditech’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2) of the Nasdaq Rules). The Board of Directors has determined that each of Messrs. Gullard, Howe and Sansone qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Gullard’s level of knowledge and experience based on a number of factors, including his formal education and experience in senior management position in business and previous committee experience.

Item 11—Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

Summary of Compensation

The following table shows the compensation awarded or paid to, or earned by, our Chief Executive Officer and our two other most highly compensated executive officers serving in such capacity at April 30, 2012.  We refer to these employees collectively as our “Named Executive Officers.”

Summary Compensation Table

Name and Principle Position	Year	Salary($)	Bonus($)		Stock Awards ($)(1)	Option Awards ($)(2)	Nonequity Incentive Plan Compensation($)	All Other Compensation ($)(3)	Total Compensation($)
Kenneth G. Naumann (4)	2012	237,500	57,853	(6)	340,000	—	46,200	2,640	684,193
President and Chief Executive Officer	2011	110,399	41,678	(5)	26,400	103,110	—	892	282,479

William J. Tamblyn	2012	266,400	—		170,000	—	—	3,996	440,396
Executive Vice President, Chief Financial Officer & Chief Operating Officer	2011	266,400	—		—	—	—	3,996	270,396

Karl Brown	2012	204,167	21,740	(7)	106,250	—	—	3,861	336,018
Vice President of Marketing	2011	217,845	—		—	12,715	—	3,669	234,229

(1)                             These amounts are not cash compensation, but represent the aggregate fair value of the stock grants received by our Named Executive Officers. The aggregate fair value is computed in accordance with FASB ASC Topic 718, excluding the effects of forfeiture. Assumptions used in the calculation of these amounts are included in Note 9 to our audited financial statements for the fiscal year ended April 30, 2012, included in our Annual Report on Form 10-K.

(2)                             These amounts are not cash compensation, but represent the aggregate fair value of the stock option grants received by our Named Executive Officers. The aggregate fair value is computed in accordance with FASB ASC Topic 718, excluding the effects of forfeiture. Assumptions used in the calculation of these amounts are included in Note 9 to our audited financial statements for the fiscal year ended April 30, 2012, included in our Annual Report on Form 10-K.

(3)                             Consists of 401(k) match, group term life insurance premiums paid by company, memberships and miscellaneous taxable compensation.

(4)                             Mr. Naumann became President on March 11, 2011, and Chief Executive Officer on May 26, 2011.

(5)                             Consists of Sales Commission when Mr. Naumann was World Wide Vice President of Sales of $23,139, and $18,539 for a bonus based on his performance post his appointment to President on March 7, 2011.

(6)                             Consists of Sales Commission when Mr. Naumann was World Wide Vice President of Sales of $4,628, and $53,225 for his discretionary bonus for the first half of fiscal 2012 based on subjective assessment of performance post his appointment to CEO on May 26, 2011.

(7)                             Represents discretionary sales commissions.

Based on company performance, the only bonuses paid were to Mr. Naumann in fiscal year April 30, 2012.

Based on company performance, no bonuses were granted in the fiscal year ended April 30, 2011.

No compensation was paid out based on the Non-Equity Incentive Plan for the fiscal year ended April 30, 2011.  Mr. Naumann received a discretionary prorated bonus for the 4th quarter of fiscal 2011 as noted in footnote (5) above.  The Non-Equity Incentive Plan for each of fiscal 2011 was based primarily on Ditech’s operating plan, with 40% of the target bonus tied to revenue performance, 30% to operating performance, 20% to individual performance and 10% a discretionary portion.  No payout was payable with respect to the revenue component if revenue was not at least 80% of operating plan, and no payout was payable on operating performance if  operating performance did meet operating plan in fiscal 2011.  There was no management bonus plan for fiscal 2012 other than for the last half of fiscal 2012, other than for Mr. Naumann, as described below.

Material terms of severance arrangements are under the Section, “Potential Payments Upon Termination or Change of Control” below.

Non-Equity Incentive Plan

In fiscal 2011, Ditech had an executive bonus plan, in which each of the Ditech executive officers participated.  Each executive officer was assigned a target bonus, and the executive officer could receive up to that bonus if specified goals were met.  The target bonus amount for the Mr. Tamblyn was $159,840.  Mr. Naumann was not a participant in the 2011 bonus plan, and Mr. Brown’s cash incentive compensation was solely sales commissions.    The goals were weighted 40% to revenue performance, 30% to operating performance, 20% to individual goals, and 10% as a discretionary amount.  During fiscal 2011, no bonuses were paid under the executive bonus plan as the minimum target amounts were not met.

During fiscal year 2012, only Mr. Naumann had an approved plan for performance, which was solely for the last half of fiscal 2012.  Cash target bonus for each quarter was $30,000, and his actual bonus would be determined based on performance for the quarter as follows:

•               70% of his bonus will be based on company performance, to be divided equally between (1) quarterly revenue, (2) use of cash and (3) EBITDA (earnings before interest, tax, depreciation and amortization).  If the actual company performance for the category equals or exceeds the established level of performance for the category, then 100% of that portion of the target bonus will be paid, otherwise no portion of that portion of the target bonus will be paid.  The established level of company performance for each quarter for each metric is as set forth in Ditech’s fiscal 2012 operating plan, other than revenue, which is 85% of plan revenue.

•               30% of his bonus will be based on Mr. Naumann’s individual performance in achieving specified strategic goals.  The Compensation Committee was to determine what portion, if any, of this portion of his bonus will be paid after determining the level of success of Mr. Naumann in achieving the specified strategic goals.

Equity grants in Fiscal 2012

On December 9, 2011, the following Named Executive Officers received the following grants of retention restricted stock units (“RSUs”): Mr. Naumann (400,000 shares); Mr. Tamblyn (200,000 shares); and Mr. Brown (125,000 shares). These RSUs vest over three years, with 33 1/3 percent at the first year anniversary and then ratably every six months thereafter, and vesting accelerates upon  a termination of employment other than for cause within one year following a change of control of Ditech, or a change in control of Ditech in which the RSUs are not assumed.

Equity grants in Fiscal 2011

Mr. Naumann received, in December 2010 in connection with his hiring, the following: a grant of restricted stock units (“RSU’s”) for 20,000 shares; and a stock option for 140,000 shares. The stock options were granted with an exercise price equal to the fair market value of the common stock on the date of grant, have a ten year term, and vest over four years.   No other equity grants were made to the Named Executive Officers in fiscal 2011.

In addition, in January 2011, the vesting criteria of an option grant made in May 2009 to Mr. Brown for 25,000 shares was revised. The options were revised to vest with respect to achieving specified new revenue opportunities.  These options expired on May 1, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table shows for the fiscal year ended April 30, 2012, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date		Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(3)
Mr. Naumann	49,583	90,417	—	1.32	12/10/2020	(9)	15,000	(5)	13,950
	—	—	—	—	—		400,000	(5)	372,000

Mr. Tamblyn	90,000	—	—	2.92	06/21/2012	(10)	—		—
	10,000	—	—	10.35	09/23/2013	(2)	—		—
	150,000	—	—	8.76	09/30/2013	(2)	—		—
	125,000	—	—	13.37	05/18/2014	(2)	—		—
	100,000	—	—	6.49	06/30/2015	(2)	—		—
	37,500	—	—	7.22	02/15/2017	(1)	—		—
	80,000	—	—	3.42	12/07/2017	(4)	—		—
	40,000	—	—	3.42	07/31/2010	(4)	—		—
	22,500	—	—	2.29	06/04/2018	(7)	—		—
	42,717	12,283	—	1.28	12/17/2019	(6)	—		—
	— —	— —	— —	— —	— —		200,000 60,000	(5) (11)	186,000 55,800
	—	—	90,000	1.28	04/30/2013	(7)	—		—
	90,000	—	—	0.7699	12/19/2018	(7)	—		—

Mr. Brown	15,000	—	—	13.03	02/18/2015	(2)	125,000	(5)	116,250
	7,500	—	—	6.49	06/30/2015	(2)	—		—
	5,000	—	—	8.41	12/22/2015	(2)	50,000	(11)	46,500
	7,516	—	—	7.22	02/15/2017	(1)	—		—
	25,000	—	—	3.42	12/07/2017	(8)	—		—
	10,000	—	—	1.37	09/12/2018	(8)	—		—
	2,500	500	—	0.83	12/12/2018	(1)	—		—
	10,000	—	—	2.29	06/04/2018	(7)	—		—
	—	—	50,000	1.28	04/30/2013	(7)	—		—
	15,533	4,467	—	1.28	12/17/2019	(6)	—		—

(1)                               Option vests over four years, 25% of the shares vest one year after the vesting commencement date, and 1/48th of the shares vest each month after the first 25% vest.  Not immediately exercisable.

(2)                               Option was immediately exercisable and vested in variable increments. The option is now fully vested.

(3)                               Value based on April 30, 2012, closing price of $0.93.

(4)                               Option is immediately exercisable, and vesting is based on achievement of performance criteria, namely, revenue growth, cash flow improvements, new product licensing/application introduction and related revenue targets.

(5)                               Shares of restricted stock units, 33 1/3% of the shares vest after first year and 1/6 of the shares vest every 6 months thereafter. Not immediately exercisable.

(6)                               Options vest over three years, 33 1/3% of the shares vest one year after the vesting commencement date, and 1/36th of the shares vest each month after the first 33 1/3% vest.  Not immediately exercisable.

(7)                               Option vesting is based on achievement of performance criteria, namely, market capitalization, revenues and cash flows.

(8)                               Option is immediately exercisable and vests over four years, 25% of the shares vest one year after the vesting commencement date, and 1/48th of the shares vest each month after the first 25% vest.

(9)                               Options vest over four years, 25% of the stocks vest over year after the vesting commencement date, and 1/48th of the stock vest each month after the first 25% vest.  Not immediately exercisable.

(10)                        Option expired in June 2012.

(11)                        Restricted stock units expired on May 1, 2012, based on not meeting performance criteria.

(12)                        Shares of restricted stock units, 25% of the shares vest after first year and 1/8th of the shares vest every 6 months thereafter. Not immediately exercisable.

Potential Payments Upon Termination or Change of Control

Severance Benefit Plan.    On December 9, 2011, the Compensation Committee adopted an Amended and Restated Severance Benefit Plan, which amended and restated a prior Change of Control Amended and Restated Severance Benefit Plan.  Each of Ditech’s current executive officers is participants in the Severance Plan, and each is referred to as a “participant.”

A participant in the Severance Plan will receive, (a) if the participant’s employment with Ditech is terminated due to an “involuntary termination without cause” or a “constructive termination” (as those terms are defined in the Severance Plan), in either case either within one (1) month prior to or twelve (12) months following a “change in control” (a “Change of Control Termination”), or (b) if the participant’s employment with Ditech is terminated due to an “involuntary termination without cause” (as that term is defined in the Severance Plan) that is not a Change of Control Termination (a “Termination Not In Connection With a Change in Control”):

Named Executive Officer	Termination Not in Connection With a Change of Control	Change of Control Termination
Ken Naumann CEO and President

• 12 months base salary
• Up to 18 months COBRA premiums

• Up to $3,500 outplacement services
• Vesting of 50% of unvested equity awards

• One-year post-termination exercisability of underwater equity awards

• 18 months base salary
• 1.5 times target bonus
• Up to 18 months COBRA premiums
• Up to $3,500 outplacement services
• Vesting of 100% of unvested equity awards

• One-year post-termination exercisability of underwater equity awards

William Tamblyn, EVP, CFO and COO

• 6 months base salary
• Up to 18 months COBRA premiums
• Up to $3,500 outplacement services
• Vesting of 50% of unvested equity awards

• One-year post-termination exercisability of underwater equity awards

• 12 months base salary
• 1.0 times target bonus
• Up to 18 months COBRA premiums
• Up to $3,500 outplacement services
• Vesting of 100% of unvested equity awards

• One-year post-termination exercisability of underwater equity awards

Karl Brown Vice President of Marketing

• 6 months base salary
• Up to 9 months COBRA premiums
• Up to $2,500 outplacement services
• Vesting of 50% of unvested equity awards

• One-year post-termination exercisability of underwater equity awards

• 8 months base salary
• 2/3 times target bonus
• Up to 9 months COBRA premiums
• Up to $2,500 outplacement services
• Vesting of 100% of unvested equity awards

• One-year post-termination exercisability of underwater equity awards

For purposes of the Severance Plan:

“Change in control” means one of the following events or a series of more than one of the following events that are related, in which the stockholders of Ditech immediately before the transaction do not retain immediately after the transaction, in substantially the same proportions as their ownership of shares of Ditech’s voting stock immediately before the transaction, direct or indirect beneficial ownership of more than fifty percent (50%) of the total combined voting power of the outstanding voting stock of Ditech, the resulting entity in a merger or, in the case of an asset sale, the corporation or corporations to which the assets of Ditech were transferred:

(1)   the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of Ditech of more than fifty percent (50%) of the voting stock of Ditech;

(2)   a merger or consolidation in which Ditech is a party; or

(3)   the sale, exchange, or transfer of all or substantially all of the assets of Ditech.

“Constructive termination” means a resignation by a participant of employment with Ditech after one of the following is undertaken without the participant’s express written consent:

(1)   a substantial reduction in the participant’s duties or responsibilities (and not simply a change in title or reporting relationships) in effect immediately prior to the effective date of the reduction; provided, however, that it shall not be a “constructive termination” if, following the effective date of the change in control, either (a) Ditech is retained as a separate legal entity or business unit and the participant holds the same position in such legal entity or business unit as the participant held before such effective date, or (b) the participant holds a position with duties and responsibilities comparable (though not necessarily identical, in view of the relative sizes of Ditech and the entity involved in the change in control) to the duties and responsibilities of the participant prior to the effective date of the change in control;

(2)   a material reduction in the participant’s base salary (except for salary decreases generally applicable to Ditech’s other similarly situated employees);

(3)   a change in the participant’s business location of more than 40 miles from the business location prior to such change, except for required travel for Ditech’s business to an extent substantially consistent with participant’s prior business travel obligations;

(4)   a material breach by Ditech of any provisions of the Severance Plan or any enforceable written agreement between Ditech and the participant; or

(5)   any failure by Ditech to obtain assumption of the Severance Plan by any successor or assign of Ditech.

provided, however, that a resignation shall not be deemed a constructive termination unless (w) the participant provides Ditech with written notice that the participant believes that an event described above has occurred, (x) the constructive termination notice is given within ninety (90) days of the date the event occurred, (y) Ditech does not rescind or cure the conduct giving rise to the event within thirty (30) days of receipt by Ditech of the constructive termination notice (the “Cure Period”), and (z) he participant resigns or otherwise terminates employment, including a termination due to participant’s death or disability, within the ninety (90) day period following expiration of the Cure Period.(“Resignation Period”).

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

(4)   any material failure by the participant to use reasonable efforts to perform reasonably requested tasks after written notice and a reasonable opportunity to comply with such notice;

(5)   participant’s violation of Ditech’s ethics or insider trading policy which results or could reasonably be expected to result in material harm to Ditech;

(6)   the participant participates in financial accounting improprieties which results or could reasonably be expected to result in material harm to Ditech; or

(7)   participant’s failure to cooperate with a governmental investigation regarding Participant or Ditech which results or could reasonably be expected to result in material harm to Ditech.

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

COMPENSATION OF DIRECTORS

The following table shows for the fiscal year ended April 30, 2012, certain information with respect to the compensation of all non-employee directors of Ditech:

Director Compensation

Name	Fees earned or paid in cash ($)	Options Awards ($)(1)	Stock Awards ($)(1)	Total ($)
J. Michael Gullard	9,450	17,696	8,798	35,944
William A. Hasler	30,302	5,968	8,500	44,770
Alan B. Howe	50,821	5,968	8,500	65,289
Frank J. Sansone	33,250	5,968	8,500	47,718
David M. Sugishita	32,800	5,968	8,500	47,268

(1)                 These amounts are not cash compensation, but represent the aggregate fair value of the stock grants received by our Board of Directors. The aggregate fair value is computed in accordance with FASB ASC Topic 718, excluding the effects of forfeiture. Assumptions used in the calculation of these amounts are described in Note 9 to our audited financial statements for the fiscal year ended April 30, 2012, included in our Annual Report on Form 10-K that was filed with the SEC on July 27, 2012. All grants were made subject to individual award agreements, the form of which was previously filed with the SEC.

The following options were outstanding as of April 30, 2012: Mr. Gullard: 35,000; Mr. Howe: 55,000; and Mr. Sansone: 55,000.

The following RSUs were outstanding as of April 30, 2012:  Mr. Gullard 10,000; Mr. Howe 10,000; and Mr. Sansone 10,000.

Standard Cash Compensation Arrangements with Outside Directors.  During fiscal 2012, the standard amounts of cash annual retainers for our non-employee directors was as set forth in the table below.  Fees were paid quarterly in arrears. Additionally, directors were entitled to be reimbursed for certain expenses in connection with attendance at board and committee meetings.

Cash Payment

Annual Retainer:
Board Members	$25,000
Chairman of the Board (additional)	$15,000
Audit Committee Chairperson	$7,500
Compensation Committee Chairperson	$5,000
Corporate Governance and Nominating Committee Chairperson	$5,000

In addition, our non-employee directors received per meeting fees as set forth in the table below until December 2011. In December 2011 the Board eliminated the per meeting fees.

Meeting Fees:
Board of Directors
Annual offsite regular meeting	$2,500
Regular meeting	$1,000
Special (telephonic)	$500
Audit Committee
Regular meeting	$2,500
Special (in person)	$1,000
Special (telephonic)	$750
Compensation Committee
Regular meeting	$2,000
Special	$750
Corporate Governance and Nominating Committee
Regular meeting	$2,000
Special	$750

Equity Compensation for Outside Directors.  Pursuant to a standard arrangement adopted by our Board, upon initial appointment, each non-employee director is automatically granted an option to purchase 35,000 shares of Ditech’s common stock, which is subject to annual vesting over a four-year period from the date of grant. In addition, each non-employee director will automatically be granted a fully-vested option to purchase 10,000 shares of Ditech’s common stock immediately following each annual meeting of stockholders; provided, that such person has served as a non-employee director of Ditech for at least six months as of the date of the applicable annual meeting of stockholders. The Board also made a grant of 10,000 shares of RSUs in December 2011 in connection with the elimination of the per meeting fees, which grants will vest on September 16, 2012.

The options are granted at 100% of the fair market value of the common stock on the date of grant and have a five-year term. All grants are made under shareholder approved plans that currently exist, such as the 2006 Equity Incentive Plan.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of June 30, 2012, by: (1) each director and each nominee for director; (2) each of the executive officers named in the Summary Compensation Table; (3) all our executive officers and directors as a group; and (4) all those known by us to be beneficial owners of more than five percent of our common stock, if any. We do not have any class of equity securities outstanding other than our common stock.

	Beneficial Ownership (1)
Beneficial Owner Name and Address	Number of shares	Percent of total

Lloyd I. Miller, III (2)	3,330,920	12.41
Diker Management, LLC and related entities (3)	2,435,145	9.07
Lamassu Holdings LLC (4)	2,399,845	8.94
Dimensional Fund Advisors LP (5)	1,948,459	7.26
Lacuna Hedge Fund LLLP and related entities (6)	1,408,276	5.24
Silk Investment Advisors (7)	1,365,913	5.09
Kenneth D. Naumann (8)	202,082	*
William J. Tamblyn (9)	931,073	3.37
Karl E. Brown (10)	111,870	*
Alan B. Howe (11)	37,500	*
Frank J. Sansone (12)	37,500	*
J. Michael Gullard	0	*
All current directors and executive officers as a group (6 persons)(13)	1,028,515	4.73

*                                         Represents beneficial ownership of less than one percent of the outstanding shares of common stock.

(1)                                 This table is based upon information supplied by officers and directors and upon information gathered by Ditech about principal stockholders known to us based on a Schedule 13G or 13D filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based 26,849,963 shares outstanding on June 30, 2012, and adjusted as required by rules promulgated by the SEC. All shares of common stock subject to options or other equity awards currently exercisable or exercisable within 60 days after June 30, 2012, are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

(2)                                 Represents shares held by Lloyd I. Miller, III (“Miller”) and affiliated entities, 498,468 shares of which sole voting and dispositive power is held and 2,832,452 shares of which shared voting and dispositive power is held. Miller is the investment advisor to the trustee of Trust A-4 and Trust C (collectively, the “Trusts”). The Trusts were created pursuant to an Amended and Restated Trust Agreement, dated September 20, 1983. Miller is the manager of Milfam LLC (“Milfam LLC”), an Ohio limited liability company established pursuant to the Operating Agreement of Milfam LLC, dated as of December 10, 1996. Milfam LLC is the general partner of (i) Milfam I L.P. (“Milfam I”), a Georgia limited partnership established pursuant to the Partnership Agreement for Milfam I L.P. dated December 11, 1996, and (ii) Milfam II L.P. (“Milfam II”), a Georgia limited partnership established pursuant to the Partnership Agreement for Milfam II L.P. dated December 11, 1996. Miller may be deemed to beneficially own 3,330,920 shares. 1,854,516 of the shares beneficially owned by Miller are owned of record by Trust A-4, 550,066 of shares are beneficiary owned by Miller are owned of record by Trust C, 427,870 of the shares beneficially owned by Miller are owned of record by MILGRAT I (N8), 15,708 of the shares beneficially owned by Miller are owned of record by Milfam I, 471,080 of the shares beneficially owned by Miller are owned of record by Milfam II, 5,789 of the shares that are owned by Miller, are owned of record by Ms. Miller @AMIL of Ohio, LLC, 490 of the shares beneficially owned by Miller are owned by an IRA, and 5,401 of the shares are owned by Miller directly. Miller may be deemed to have shared voting and dispositive power for all such shares held of record by Trust A-4 and Trust C.  Miller may be deemed to have sole voting and dispositive power for all such shares held of record by Milfam I, Milfam II, Alex UGMA, MILGRAT I (N8), the IRA and Miller directly. The principal business office of Miller is located at 4550 Gordon Drive, Naples, Florida 34102.

(3)                             Based on the 13G, reporting beneficial ownership as of December 31, 2012.  Diker Management, LLC is the investment advisor to Diker GP, LLC, which is the sole general partner of a number of Diker funds (the “Diker Funds”).  Diker GP has shared power to vote and dispose of the shares of common stock owned by the Diker Funds and, accordingly, may be deemed the beneficial owner of such shares.  Pursuant to investment advisory agreements, Diker Management serves as the investment manager of the Diker Funds.  Accordingly, Diker Management may be deemed the beneficial owner of shares held by the Diker Funds.  Charles M. Diker and Mark N. Diker are managing members of each of Diker GP and Diker Management, and in that capacity direct their operations.  Therefore, Charles M. Diker and Mark N. Diker may be beneficial owners of shares beneficially owned by Diker GP and Diker Management.  Each of these entities and persons disclaim all beneficial ownership, however, as affiliates of a registered investment adviser, and in any case disclaim beneficial ownership except to the extent of their pecuniary interest in the shares.  The principal business office of Diker Management LLC is located at 730 Fifth Avenue, 15th Floor, New York, NY 10019.

(4)                                 Based on a Schedule 13D/A, reporting beneficial ownership, filed with the SEC on September 2, 2009, Lamassu Holdings L.L.C. (“Lamassu”) has sole power to vote and dispose of the shares.  No subsequent filings have been submitted.  As the managing members of Lamassu, Timothy Leehealey and Samuel Healey may be deemed the beneficial owner of the 2,399,845 shares of common stock owned by Lamassu. Each of Messrs. Leehealey and Healey share voting and dispositive power with respect to the shares of common stock owned by Lamassu by virtue of their shared authority to vote and dispose of such shares of common stock. The address of Lamassu and Mr. Leehealey is 21 Whitesands Drive, Newport Coast, CA 92657. The address of Mr. Healey is 600 Mamaroneck Avenue, Suite 400, Harrison, New York 10528.

(5)                                 Based on a Schedule 13G, reporting beneficial ownership as of December 31, 2011. Dimensional Fund Advisors LP (“Dimensional”) is a registered investment adviser who furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the shares. The investment companies, trusts, and accounts have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. Dimensional disclaims beneficial ownership of the shares. The principal business office of Dimensional is located at Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(6)                                 Based on Form 13G reporting beneficiary ownership as of May 18, 2012. These shares are held directly by Lacuna Hedge Fund LLLP (“Lacuna Hedge”), which has shared voting and investment power with respect to the shares.  Lacuna, LLC serves as the sole general partner of Lacuna Hedge GP LLLP, which serves as the sole general partner of Lacuna Hedge.  Neither Lacuna Hedge GP LLLP nor Lacuna LLC directly owns any securities of Ditech.  Lacuna Hedge LLLP GP and Lacuna LLC may be deemed to have shared voting and investment power the shares held by Lacuna Hedge but disclaim beneficial ownership thereof except to the extent of their pecuniary interest therein.  These shares do not include 125,000 shares held by the Rawleigh Ralls Individual Retirement Account or 20,000 shares held by Richard O’Leary, Mr. Ralls and Mr. O’Leary are members of Lacuna, LLC. The principal business office of Lacuna Hedge and its related entities is c/o Lacuna, LLC, 1100 Spruce Street, Suite 202, Boulder, CO 80302.

(7)                                 Based on Form 13G reporting beneficial ownership as of December 31, 2011.  C. Silk and Sons Inc, d/b/a Silk Investment Advisors are beneficial owners. The principal business office of Silk Investment Advisors is 24 Heathstone Drive, Medfield, MA 02052.

(8)                                 Includes 61,249 shares issuable upon the exercise of options exercisable within 60 days after June 30, 2012.

(9)                                 Includes 792,301 shares issuable upon the exercise of options exercisable within 60 days after June 30, 2012.

(10)                          Includes 99,965 shares issuable upon the exercise of options exercisable within 60 days after June 30, 2012.

(11)                          Consists of 37,500 shares issuable upon the exercise of options exercisable within 60 days after June 30, 2012.

(12)                          Consists of 37,500 shares issuable upon the exercise of options exercisable within 60 days after June 30, 2012.

(13)                          Includes 1,028,515 shares issuable upon the exercise of options exercisable within 60 days after June 30, 2012. See notes 8-13 above.

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

(1)                                 Consists of Ditech’s 2006 Equity Incentive Plan, 1999 Employee Stock Purchase Plan, and the 1999 Non-Employee Directors’ Stock Option Plan. With respect to the 1999 Employee Stock Purchase Plan, 176,280 shares available for issuance are included in column (c) in the reserve. Excluded are 154 shares of unvested Restricted Stock Awards. No amounts with respect to the 1999 Employee Stock Purchase Plan are included in columns (a) or (b).

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

2005 New Recruit Stock Plan

In connection with our acquisition of Jasomi Networks on June 30, 2005, the Board of Directors adopted the 2005 New Recruit Stock Plan. The 2005 New Recruit Stock Plan does not require approval by our stockholders due to its qualification under the “inducement grant exception” provided by the NASDAQ Listing Rules. The 2005 New Recruit Stock Plan provides for the grant of restricted stock awards and restricted stock unit awards to newly-hired employees as an inducement for those individuals to enter into an employment relationship with Ditech or its affiliates. For purposes of the 2005 New Recruit Stock Option Plan, eligible employees includes only those individuals newly hired by Ditech or its affiliates, so long as those persons either (i) were not previously employed or serving as a director of Ditech or its affiliates, or (ii) entered into an employment relationship with us following a bona fide period of non-employment. The aggregate number of shares of common stock that may be issued pursuant to restricted stock awards and restricted stock unit awards under the 2005 New Recruit Stock Plan is 500,000 shares. Jasomi Networks employees hired by Ditech received grants of restricted stock or restricted stock units that vested with respect to 1/3 of the shares subject to their award on the first anniversary of the grant date, and with respect to the balance of the shares in a series of eight (8) successive equal quarterly installments over the two year period measured from the first anniversary of the grant date. All grants under the 2005 New Recruit Stock Plan to eligible employees must be approved either by a majority of “independent directors” within the meaning of the NASDAQ Listing Rules, or by our Compensation Committee.

2005 New Recruit Stock Option Plan

In November 2005, the Board adopted the 2005 New Recruit Stock Option Plan. The 2005 New Recruit Stock Option Plan does not require approval by our stockholders due to its qualification under the “inducement grant exception” provided by the NASDAQ Listing Rules. The 2005 New Recruit Stock Option Plan provides for the grant of nonstatutory stock options to newly-hired employees as an inducement for those individuals to enter into an employment relationship with Ditech or its affiliates. For purposes of the 2005 New Recruit Stock Option Plan, eligible employees includes only those individuals newly hired by Ditech or its affiliates, so long as those persons either (i) were not previously employed or serving as a director of Ditech or its affiliates, or (ii) entered into an employment relationship with us following a bona fide period of non-employment. The aggregate number of shares of common stock that may be issued pursuant to nonstatutory stock options under the 2005 New Recruit Stock Option Plan is 500,000 shares. All grants under the 2005 New Recruit Stock Plan to eligible employees must be approved either by a majority of “independent directors” within the meaning of the NASDAQ Listing Rules, or by our Compensation Committee.

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

Independence of the Board of Directors

As required under the listing rules of the Nasdaq Stock Market (the “Nasdaq Rules”), a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with Ditech’s counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq Rules, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and Ditech, its senior management and its independent registered public accounting firm, the Board affirmatively has determined that all of Ditech’s current directors are independent directors within the meaning of the applicable Nasdaq Rules, except for Mr. Naumann, who is Ditech’s President and Chief Executive Officer.  In addition, Mr. William Hasler and Mr. David Sugishita, former directors of Ditech who resigned January 16, 2012, were also independent.  Mr. Todd Simpson, our former Chief Executive Officer and a member of our Board until May 26, 2011, was not independent.

Item 14—Principal Accountant Fees and Services

The following table represents aggregate fees billed to Ditech Networks for fiscal years ended April 30, 2012, and April 30, 2011, by Burr Pilger Mayer, Inc.:

	Fiscal Year Ended
	2012	2011
	(in thousands)

Audit Fees	$204	$226

Audit-related Fees	—	—

Tax Fees	—	—

All Other Fees (specifically describe all other fees incurred)	—	—

Total Fees	$204	$226

All fees described above were approved by the Audit Committee

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Burr Pilger Mayer, Inc.  The policy generally pre-approves specified services in the defined categories of audit and audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee has determined that the rendering of the services other than audit services by Burr Pilger Mayer, Inc. is compatible with maintaining the principal accountant’s independence, within these defined categories of audit related and tax services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DITECH NETWORKS, INC.

August 28, 2012	By:	/s/ KENNETH D. NAUMANN
Kenneth D. Naumann
President and Chief Executive Officer
(Principal Executive Officer)

August 28, 2012	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

To Amendment No. 1 to Annual Report on Form 10-K/A

Exhibit	Description of document

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002