Form 10-Q
period 2012-07-31
DITECH NETWORKS INC
filed 2012-09-13
CIK 1080667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).  YES ☐  NO ☒

As of August 31, 2012, 26,894,963 shares of the Registrant’s common stock were outstanding.

Ditech Networks, Inc.

FORM 10-Q for the Quarter Ended July 31, 2012

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Ditech Networks, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,
	2012	2011

Revenue
Product revenue	$928	$1,197
Service revenue	2,610	2,492
Total revenue	3,538	3,689

Cost of revenue
Cost of product revenue	512	847
Cost of service revenue	1,547	1,357
Total cost of revenue(1)	2,059	2,204

Gross profit	1,479	1,485

Operating expenses:
Sales and marketing(1)	1,551	1,378
Research and development(1)	1,936	1,852
General and administrative(1)	1,204	1,063
Amortization of purchased intangible assets	21	20

Total operating expenses	4,712	4,313

Loss from operations	(3,233)	(2,828)
Other income (expense), net	10	(19)

Loss before provision for (benefit from) income taxes	(3,223)	(2,847)
Provision for (benefit from) income taxes	(2)	15

Net and comprehensive loss	$(3,221)	$(2,862)

Per share data:
Basic and diluted:
Net loss	$(0.12)	$(0.11)

Weighted shares used in per share calculation:
Basic and diluted	26,828	26,419

(1) Stock-based compensation expense was as follows for the periods:

Cost of revenue	$13	$13
Sales and marketing	61	49
Research and development	51	47
General and administrative	(19)	(100)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	July 31, 2012	April 30, 2012

Assets
Current Assets:
Cash and cash equivalents	$18,938	$20,442
Short-term investments	1,920	2,400
Accounts receivable, net of allowance for doubtful accounts of $66 at July 31, and April 30, 2012	1,982	2,493
Inventories	2,551	2,375
Other current assets	376	302

Total current assets	25,767	28,012

Long-term investments	100	100
Property and equipment, net	1,108	855
Purchased intangibles, net	40	61
Other assets	2,394	2,934

Total assets	$29,409	$31,962

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,178	$1,734
Accrued and other liabilities	1,465	1,291
Deferred revenue	891	948
Income taxes payable	43	45
Total current liabilities	4,577	4,018
Long term accrued liabilities	177	174
Total liabilities	4,754	4,192

Commitments and contingencies (Note 8)

Preferred stock, $0.001 par value: 5,000 shares authorized and none issued and outstanding at July 31, 2012, and April 30, 2012	—	—
Common stock, $0.001 par value: 55,000 shares authorized and 26,895 and 26,759 shares issued and outstanding at July 31, 2012, and April 30, 2012, respectively	26	26
Additional paid-in capital	269,159	269,053
Accumulated deficit	(244,530)	(241,309)

Total stockholders’ equity	24,655	27,770

Total liabilities and stockholders’ equity	$29,409	$31,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended July 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(3,221)	$(2,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	703	624
(Gain)/Loss on disposal of purchased intangibles and property and equipment	(3)	66
Stock-based compensation expense	106	9
Amortization of purchased intangibles	21	20
Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	511	(236)
Inventories	(176)	(64)
Other current assets	(74)	(99)
Income taxes payable	(2)	9
Accounts payable	444	322
Accrued and other liabilities	177	(147)
Deferred revenue	(57)	126

Net cash used in operating activities	(1,571)	(1,938)

Cash flows from investing activities:
Purchases of property and equipment	(416)	(46)
Purchases of available for sale investments	(240)	(1,920)
Sales and maturities of available for sale investments	720	2,640
Proceeds from sale of property and equipment	3	—
Net cash provided by investing activities	67	674

Cash flows from financing activities:
Proceeds from employee stock plan issuances	—	36

Net cash provided by financing activities	—	36

Net decrease in cash and cash equivalents	(1,504)	(1,228)
Cash and cash equivalents, beginning of period	20,442	24,062

Cash and cash equivalents, end of period	$18,938	$22,834

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements as of July 31, 2012, and for the three month periods ended July 31, 2012 and 2011, together with the related notes, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for the fair presentation, in all material respects, of the financial position and the operating results and cash flows for the interim date and periods presented. The April 30, 2012, condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for the interim period ended July 31, 2012, are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended April 30, 2012, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 27, 2012, file number 000-26209.

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

The Company adopted this accounting guidance at the beginning of its first quarter of the fiscal year ended April 30, 2012, for applicable arrangements originating or materially modified after April 30, 2011. The Company currently only enters into multiple element arrangements within the Voice Quality Enhancement segment as mentioned in Note 9 of these Notes to Condensed Consolidated Financial Statements.  The adoption of these accounting standards has not had a material impact on revenue recognized since adoption.

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

Service revenue includes revenue from maintenance service contracts and revenue from the Company’s voice services. Revenue associated with service contracts is deferred and recognized ratably over the term of the contract. Revenue from the Company’s voice services is recognized on a monthly basis as services are provided.

In the event that a shipment transaction does not meet all of the criteria for revenue recognition it is recorded as deferred revenue in the condensed consolidated balance sheet. To the extent that the Company has received cash for some or all of a given deferred revenue transaction, the Company reports it in the condensed consolidated balance sheets as deferred revenue. However, to the extent that the Company has not collected cash related to the deferred revenue transaction, the Company reflects the deferred revenue as a reduction in the corresponding account receivable balance.

The Company records transaction-based taxes including, but not limited to, sales, use, value added, and excise taxes, on a net basis in its condensed consolidated statements of operations.

Computation of Loss per Share

Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three month periods ended July 31, 2012 and 2011, is calculated excluding the effects of all common stock equivalents, as their effect would be anti-dilutive.  For the three month periods ended July 31, 2012 and 2011, common stock equivalents, primarily options and restricted stock units, totaling 4,490,000 and 4,782,000 shares, respectively, were excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive. The diluted loss per share for the first quarter of fiscal 2012 and 2011 also excludes the impact of 100,000 shares potentially issuable under the warrant issued as part of the Grid Communication Services, Inc. (“Grid”), acquisition. See Note 4 of these Notes to the Condensed Consolidated Financial Statements for a further discussion of the Grid transaction.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended, July 31
	2012	2011
Net loss per share, basic and diluted:
Net loss	$(3,221)	$(2,862)

Basic and diluted:
Weighted average shares outstanding	26,828	26,420
Less restricted stock included in weighted shares outstanding subject to vesting	—	(1)
Weighted average shares used in calculation of basic and diluted loss per share	26,828	26,419

Net loss per share, basic and diluted	$(0.12)	$(0.11)

Comprehensive Loss

For the three month periods ended July 31, 2012 and 2011, there was no difference between reported net loss and comprehensive loss.

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

In the periods presented, the Company has issued non-vested stock options and RSUs with performance goals to certain senior members of management. The number of non-vested stock options or non-vested RSUs underlying each award may be determined based on a range of attainment within defined performance goals. The Company is required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock options or non-vested RSUs that will ultimately be awarded in order to recognize compensation expense over the vesting period. If the Company’s initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. In the three months ended July 31, 2012, the Company reversed approximately $0.1 million of previously recognized expense on unvested RSUs related to certain performance grants, due to performance milestones not being met. In the three months ended July 31, 2011, the Company reversed approximately $0.1 million of previously recognized expense on unvested options and RSUs related to certain performance grants, due to the previous chief executive officer’s departure from the Company’s board of directors.

There was no tax benefit from the exercise of stock options related to deductions in excess of compensation cost recognized in the three months ended July 31, 2012 and 2011. The Company reflects the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

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

Short and long-term investments consist primarily of certificates of deposit and asset backed preferred equity securities. The Company’s investment securities are maintained at a major financial institution, are classified as available-for-sale, and are recorded on the condensed consolidated balance sheets at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. If the Company sells its investments prior to their maturity, it may record a realized gain or loss in the period the sale took place. The cost of securities sold is based on the specific identification method. In the three months ended July 31, 2012 and 2011, the Company realized no gains or losses on its investments.

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and the extent to which the fair value has been below its cost-basis, the financial condition of the issuer and the Company’s ability to hold the investment for a period of time, which may be sufficient for anticipated recovery of the market value. To the extent that the historical cost of the available for sale security exceeds the estimated fair market value, and the decline in value is deemed to be other-than-temporary, an impairment charge is recorded in the condensed consolidated statements of operations.

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

3.             BALANCE SHEET ACCOUNTS

Inventories

Inventories comprised (in thousands):

	July 31, 2012	April 30, 2012

Raw materials	$83	$42
Work in process	—	51
Finished goods	2,468	2,282

Total	$2,551	$2,375

Stock-based compensation included in inventories was not material at July 31, 2012, and April 30, 2012, respectively.

Investments

The following table summarizes the Company’s investments as of July 31, 2012 (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificates of deposit	$1,920	$—	$—	$1,920
Asset backed securities	100	—	—	100
Total	$2,020	$—	$—	$2,020

The following table summarizes the Company’s investments as of April 30, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,400	$—	$—	$2,400
Asset backed securities	100	—	—	100
Total	$2,500	$—	$—	$2,500

As of April 30, 2012, all of our short-term investments were held in certificates of deposit and long-term investments were held in asset backed preferred equity securities. The long-term investments are tied to auction rate securities that failed to settle at auction beginning in fiscal 2008, for which there appears to be no near-term market. As of July 31, 2012, and April 30, 2012, the Company continued to hold asset backed preferred equity securities with a par value of $10.0 million and a fair value of $0.1 million.

For the three months ended July 31, 2012 and 2011, no gains or losses were realized on the sale of short-term and long-term investments. There were no unrealized holding gains or losses included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets as of July 31, 2012, and April 30, 2012.

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

When available, the Company uses quoted market prices to determine fair value of certain of its cash and cash equivalents including money market funds. Such items are classified in Level 1 of the fair value hierarchy. At July 31, 2012, and April 30, 2012, the Company’s Level 2 securities include certificates of deposit which are each individually below the Federal Deposit Insurance Corporation (“FDIC”)

threshold of $250,000 per account owner and per depository institution. Level 2 pricing is provided by third party sources of market information obtained through the Company’s investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s investment advisors obtain pricing data from independent sources, such as Standard and Poor’s and Bloomberg, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. At July 31,2012, and April 30, 2012, there were no active markets for the Company’s asset backed preferred equity securities resulting from converted auction rate securities, or comparable securities due to current market conditions. Therefore, until such a market becomes active, the Company is determining their fair value based on expected discounted cash flows. Such items are classified in Level 3 of the fair value hierarchy.

The Company had no transfers between Level 1 and Level 2 during the three months ended July 31, 2012 and 2011.

There were no liabilities measured at fair value as of July 31, 2012, and April 30, 2012.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2012 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds	$17,650	$17,650	$—	$—
Certificates of deposit	1,920	—	1,920	—
Auction rate securities	100	—	—	100

Total	$19,670	$17,650	$1,920	$100

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2012 (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Assets
Money market funds	$19,110	$19,110	$—	$—
Certificates of deposit	2,400	—	2,400	—
Auction rate securities	100	—	—	100

Total	$21,610	$19,110	$2,400	$100

The following table presents the changes in the Level 3 fair value category for the three months ended July 31, 2012 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
		Impairment Loss Recognized	Unrealized Gain Recognized in Other	Purchases, (Sales), Accretion of Interest,	Transfers in
	April 30,	in	Comprehensive	Issuances and	and/or (out)	July 31,
	2012	Earnings	Income (Loss)	(Settlements)	of Level 3	2012

Assets
Asset backed securities	$100	$—	$—	$—	$—	$100

The following table presents the changes in the Level 3 fair value category for the year ended April 30, 2012 (in thousands):

		Net Realized/Unrealized
		Gains (Losses) included in
		Impairment Loss	Unrealized Gain Recognized in Other	Purchases, (Sales), Accretion of Interest,	Transfers in and/or
	May 1,	Recognized in	Comprehensive	Issuances and	(out)	April 30,
	2011	Earnings	Income (Loss)	(Settlements)	of Level 3	2012

Assets
Asset backed securities	$100	$—	$—	$—	$—	$100

Other assets comprised (in thousands):

	July 31, 2012	April 30, 2012
Exclusive distributor intangible assets, net of accumulated amortization	$2,362	$2,902
Other	32	32
Total	$2,394	$2,934

See Note 5 of Notes to the Consolidated Financial Statements, below for details related to the exclusive distributor intangible assets.

Accrued and other liabilities comprised (in thousands):

	July 31, 2012	April 30, 2012
Accrued employee compensation	$856	$958
Accrued warranty	86	97
Accrued restructuring costs	5	5
Other accrued expenses	518	231
Total	$1,465	$1,291

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

Changes in the warranty accrual, which is included as a component of “Accrued and other liabilities” on the Condensed Consolidated Balance Sheet, were as follows (in thousands):

	Three Months Ended July 31,
	2012	2011

Balance as of April 30	$97	$139
Provision for warranties issued during fiscal period	(1)	14
Warranty costs incurred during fiscal period	(10)	(15)

Balance as of July 31	$86	$138

Reduction in force.

In the quarter ended July 31, 2011, the Company initiated a reduction in force that was completed by October 31, 2011, in an ongoing attempt to reduce operating expenses. The affected employees were notified in July 2011. As a result, the Company reduced its headcount by approximately 8%, and recorded charges of approximately $122,000 for severance and related charges, $5,000 of which had not been paid as of July 31, 2012, and April 30, 2012, and is included in accrued and other liabilities.  This amount represents costs for outplacement services available to the affected employees through September 2012.  No such charge was recorded in the quarter ended July 31, 2012.

At July 31, 2011, accrued and other liabilities included a balance of $42,000 pertaining to a facility abandonment charge resulting from the reduction in force in November 2009.  The related sublease expired fully on July 31, 2011.

Reduction in force costs for the quarters ended July 31, 2012 and 2011, were as follows (in thousands):

	Three months ended July 31,
	2012	2011
	in thousands
Cost of revenue	$—	$45
Sales and marketing	—	49
Research and development	—	28

Total	$—	$122

In the three months ended July 31, 2011, the Company’s Voice Quality Enhancement segment incurred $112,000 of the reduction in force costs, and $10,000 was incurred by the Voice Applications segment.

4.         PURCHASED INTANGIBLES

The carrying value of purchased intangible assets acquired in business combinations is as follows (in thousands):

	July 31, 2012
	Gross Value	Accumulated Amortization	Sale of Assets	Net Value
Purchased Intangible Assets
Core technology	$242	$(202)	$—	$40
Total	$242	$(202)	$—	$40

	April 30, 2012
	Gross Value	Accumulated Amortization	Sale of Assets	Net Value
Purchased Intangible Assets
Core technology	$242	$(181)	$—	$61
URL	300	—	(300)	—
Total	$542	$(181)	$(300)	$61

In February 2010, the Company completed a small acquisition of 100% of the outstanding shares of Grid, a company with infrastructure to deliver services with simple credit card billing through the web. The purchase price, net of $0.1 million of cash received from Grid totaled $0.5 million.  This purchase price, which included $35,000 of value attributable to a warrant issued for 100,000 shares of the Company’s common stock at an exercise price of $3.50 per share, based on a Black-Scholes valuation, was allocated to identified intangibles through established valuation techniques in the high-technology communications equipment industry.  The warrant expires in February 2013. As a result, the Company recorded an incremental $0.2 million in core technology intangible assets and $0.3 million related to the URL, the latter of which the Company sold in July of 2011 for approximately $0.2 million, net of expenses.

In the three months ended July 31, 2012 and 2011, the Company recorded $21,000 of amortization of acquisition-related intangible assets.

Estimated future amortization expense for the core technology purchased intangible asset as of July 31, 2012, is $40,000 for the remaining nine months of fiscal 2013.

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

As a result of this agreement, the Company recorded the total consideration at a fair value of $6.7 million and recorded assets associated with the exclusive distribution rights and transfer of customers.  The value assigned to the intangible assets, which are recorded in other assets on the face of the Condensed Consolidated Balance Sheet, was determined by valuing the discounted potential cash flows associated with each asset over the four year term of the agreement.  The asset associated with the transferred customer relationships will be amortized, on a tax deductible basis, to sales and marketing expense ratably over the four year term of the agreement and the asset associated with the distribution rights will be amortized, on a tax deductible basis, to cost of revenue on a unit of revenue basis, similar to a royalty payment, at the rate of 25% of revenue recognized based on the base level of revenue anticipated in the Agreement attributable to the $7.0 million of consideration issued to date.  The Company recorded amortization expense associated with the distribution rights of approximately $0.4  million and $0.2 million for the three months ended July 31, 2012, and July 31, 2011, respectively; and amortization expense associated with the customer relationships of approximately $0.2 million in each of the three month periods ended July 31, 2012 and 2011, respectively.

Subsequent to executing the Agreement, the Company hired one of the principle officers of Simulscribe to assume the position of Chief Strategy Officer at the Company.  His primary focus was on expansion of the wholesale market for voice transcription service.  This individual continues to hold a large ownership interest in Simulscribe.  As such, although he may have input into key decisions related to interaction between the Company and Simulscribe, the final decisions rest with the executive management team, of which he is not a member, and/or the Board of Directors.  This individual was also a major shareholder in Grid,which the Company acquired in February 2010. In the third quarter of fiscal 2011, the Chief Strategy Officer resigned; however, he continues to provide certain services to the Company as a consultant.

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

The carrying value of the related intangible assets acquired, which are included in other assets, was as follows (in thousands):

	July 31, 2012
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(1,892)	$—	$622
Distribution rights	4,440	(2,700)	—	1,740
Total	$6,954	$(4,592)	$—	$2,362

	April 30, 2012
	Gross	Accumulated
	Value	Amortization	Impairment	Net Value
Distribution Agreement Intangible Assets:
Customer relationships	$2,514	$(1,735)	$—	$779
Distribution rights	4,440	(2,317)	—	2,123
Total	$6,954	$(4,052)	$—	$2,902

Estimated future amortization expense for the customer relationship related intangible asset as of July 31, 2012, is as follows (in thousands):

Years ended April 30,

2013 (nine months)	$424
2014	198

$622

Since the distribution rights are being amortized based on the level of revenue recognized, the amortization expense cannot be estimated for future periods.

6.                                          STOCKHOLDERS’ EQUITY

Employee Equity Plans

The Company utilizes a combination of Employee Stock Purchase, Stock Option and Restricted Stock plans as a means to provide equity ownership in the Company for its employees. In the three months ended July 31, 2012, no shares of common stock were issued under the Employee Stock Purchase Plan (“ESPP”) and 176,280 shares remain available for issuance under that plan as of July 31, 2012. Effective November 30, 2011, the Board of Directors suspended activity under the ESPP.

Activity under the stock option and restricted stock plans was as follows (in thousands, except exercise price amounts):

		Outstanding Options
	Shares Available For Grant(1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balances, April 30, 2012	791	3,555	$3.47	$27
Restricted stock and restricted stock units issued	—
Restricted stock and restricted stock units forfeited	143
Options granted	(10)	10	0.85
Options exercised	—
Options forfeited	14	(14)	1.17
Options expired	115	(115)	2.90
Plan shares expired	—

Balances, July 31, 2012	1,053	3,436	$3.49	$7

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

The weighted average remaining contractual term for outstanding options as of July 31, 2012, is 5.82 years.

The following is a summary of options vested and expected to vest, and exercisable at July 31, 2012, comprised (in thousands, except term and exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Fully vested and expected to vest options	3,357	$3.55	$7	5.76
Options exercisable	2,540	$4.30	$7	5.06

All granted restricted stock awards were fully vested as of July 31, 2012.

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

A summary of activity of RSUs for the three months ended July 31, 2012, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Nonvested restricted stock units, April 30, 2012	1,300	$0.88	1.27	$1,209
Restricted stock units issued	—	—
Restricted stock units vested	(136)	0.86
Restricted stock units forfeited	(110)	1.05

Nonvested restricted stock units, July 31, 2012	1,054	$0.86	1.2	$886
Restricted stock units expected to vest after July 31, 2012	935	$0.86	1.2	$785

For the three months ended July 31, 2012 and 2011, the total fair value of restricted shares that vested was $121,000 and $7,500, respectively.

As of July 31, 2012, there was approximately $1.0 million of total unrecognized compensation cost related to stock options and RSUs that is expected to be recognized over a weighted-average period of 2.07 years for stock options and 2.20 years for RSUs.

The key assumptions used in the fair value model and the resulting estimates of weighted-average fair value per share used to record stock-based compensation during the three months ended July 31, 2012 and 2011, for options and restricted stock granted and for employee stock purchases under the ESPP, are as follows:

	Three months ended July 31,
	2012	2011
Stock options:
Dividend yield(1)	—	—
Volatility factor(2)	0.74	0.70
Risk-free interest rate(3)	0.71%	1.54%
Expected life (years)(4)	4.8	4.7
Weighted average fair value of options granted during the period	$0.50	$0.60

Employee stock purchase plan:(5)

Dividend yield(1)	—	—
Volatility factor(2)	—	0.72
Risk-free interest rate(3)	—%	0.19%
Expected life (years)(4)	—	0.50
Weighted average fair value of employee stock purchases during the period	$—	$0.43

Restricted stock and restricted stock units:

Weighted average fair value of restricted stock and RSUs granted during the period	$—	$1.05

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

(5) Assumptions for the ESPP use a weighted average of all enrollments during the fiscal year. Effective November 30, 2011, the Board of Directors suspended activity under the Purchase Plan.

7.             INCOME TAXES

The guidance on Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The liability for uncertain tax positions, if recognized, will decrease the Company’s tax expense. The Company does not anticipate that the amount of liability for uncertain tax positions existing at July 31, 2012, will change significantly within the next 12 months.  Interest and penalties related to the liability for uncertain tax positions are included in the provision for income taxes.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. Most U.S. and foreign jurisdictions have 3 to 10 years of open tax years. However, all the Company’s tax years since fiscal 1998 will be open to examination by the U.S. federal and certain state tax authorities due to the Company’s overall net operating loss and/or tax credit carryforward position.

The Company has experienced continuous operating losses for the past several years, and therefore has incurred minimal tax expense or benefit in the periods presented.  The Company’s effective tax rate was less than 1% at both July 31, 2012 and 2011, and reflects the effects of a full valuation allowance against the federal and state net operating loss and tax credit carryforwards due to uncertainty as to the recoverability of those items due to the Company’s continuing operating losses. The minimal tax benefit and provision for the quarters ended July 31, 2012 and 2011, respectively, is attributable to certain state and foreign jurisdictions in which the Company operates.

8.             COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any material legal proceedings.  From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business.  These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management’s attention.

Lease Commitments

The Company’s lease commitments comprise a facility lease, office equipment leases and a colocation facility.  The Company leases its principal office facilities of approximately 20,100 square feet, in San Jose, California under a non-cancelable operating lease expiring on April 30, 2017.  The lease contains a one time early expiration option after 31 months of occupancy.  To exercise this option, the Company must comply with various provisions, and pay an expiration fee which is comprised of the unamortized portion of any commissions, legal fees, free rent and leasehold improvements.  The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities.  We also had purchase commitments of approximately $0.7 million as of July 31, 2012, compared to approximately $1.0 million as of April 30, 2012.

At July 31, 2012, future minimum payments under the Company’s current operating leases are as follows (in thousands):

Years ending April 30,	Minimum Lease Payments
2013 (9 months)	$331
2014	301
2015	278
2016	290
2017	302
$1,502

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

Financial information for each reportable segment is as follows as of July 31, 2012, and April 30, 2012, and for the three months ended July 31, 2012 and 2011 (in thousands):

	Voice Quality Enhancement	Voice Applications	Total
For the three months ended July 31, 2012:
Revenue	$2,025	$1,513	$3,538
Contribution margin	836	(1,772)	(936)
As of July 31, 2012: Inventories	$2,551	$—	$2,551
For the three months ended July 31, 2011:
Revenue	$2,689	$1,000	$3,689
Contribution margin	821	(1,438)	(617)
As of April 30, 2012: Inventories	$2,375	$—	$2,375

The reconciliation of segment information to the Company’s condensed consolidated totals is as follows (in thousands):

	Three Months Ended
	July 31, 2012	July 31, 2011
Segment contribution margin	$(936)	$(617)
Corporate and unallocated costs	(2,170)	(2,182)
Stock-based compensation expense	(106)	(9)
Amortization of purchased intangible assets	(21)	(20)
Other income (expense), net	10	(19)

Loss before provision for (benefit from) income taxes	$(3,223)	$(2,847)

Geographic Data

Geographic revenue information comprises (in thousands):

	Three months ended July 31,
	2012	2011

USA	$2,994	$3,312
Asia Pacific	251	81
Middle East/Africa	—	265
Rest of World	293	31

Total	$3,538	$3,689

Sales for the three months ended July 31, 2012, included three customers that represented greater than 10% of total revenue (30%, 15% and 10%). Sales for the three months ended July 31, 2011, included two customers that represented greater than 10% of total revenue (38% and 17%).  As of July 31, 2012, the Company had two customers that represented greater than 10% of gross accounts receivable (43% and 10%).  The Company’s gross accounts receivable were concentrated in one customer at April 30, 2012, (representing 46% of receivables).

The Company maintained substantially all of its property and equipment in the United States at July 31, 2012, and April 30, 2012.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and Notes thereto for the year ended April 30, 2012, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 27, 2012. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our expected future financial operating results, plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See “Future Growth and Operating Results Subject to Risk” at the end of this Item 2 for factors that could cause future results to differ materially.

Overview

We provide voice technologies for the telecommunications market.  We design, develop and market telecommunications equipment for use in enhancing voice quality and canceling echo in voice calls over wireline, wireless and internet protocol (“IP”) telecommunications networks. Our products monitor and enhance voice quality and provide transcoding in the delivery of voice services. We have continued to refine our echo cancellation products to meet the needs of the ever-changing telecommunications marketplace. Our TDM-based (“time division multiplexing”) product introductions have leveraged the processing capacity of our newer hardware platforms to offer not only echo cancellation but also enhanced Voice Quality Assurance (“VQA”) features including noise reduction, acoustic echo cancellation, voice level control and noise compensation through enhanced voice intelligibility.  We have also introduced products to support carriers that are deploying voice over internet protocol, or “VoIP,” technologies which offer all the voice capabilities of our TDM-based products along with codec transcoding to meet the new challenges faced by carriers deploying VoIP technologies.

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

On the budgetary side, for the last several years we have seen tighter budgetary spending on capital equipment in many regions of the world, but most importantly with our large domestic customers.  Spending on capital equipment appears to have been primarily targeted at equipment that can show a direct correlation with revenue generation as opposed to our historical product offerings, which although not a direct source of revenue for carriers is critical to the overall call experience and therefore to customer satisfaction, which in our opinion can ultimately translate into call revenue.

Lastly, we believe that the current market conditions around the world have altered the pattern of purchasing decisions as carriers tighten their capital investment activity due to internal budget constraints and as tighter credit hampers their ability to borrow to facilitate network expansion and/or upgrades.

Despite the previously mentioned budget constraints and uncertainty around network architecture, we continue to believe that in the United States our continued focus on voice quality in the competitive wireless services landscape and the continued expansion of wireless networks, primarily using 3G/4G technologies and to a lesser degree 2G technologies, will be key factors in our ability to add new customers and drive opportunities for revenue growth. Although we continue to believe that 2G technology will continue to play a major role in technology utilized in the international regions of the world, we do believe that there is a growing interest in certain of these regions in shifting to 3G technologies. Our Packet Voice Processor (“PVP”) product is designed for use in 3G/4G networks and has been moderately deployed over the last three years.  Over the past several years, we have witnessed a reluctance by the carriers to invest heavily in any new large scale network expansion. However, we are poised to support the deployment of our PVP product in 3G/4G networks internationally, should demand for the 3G/4G technology grow internationally. The development of our VQA feature set, which was originally targeted at the international Global System for Mobile Communications (“GSM”) market, has seen growing importance in the domestic market as well. We continue to focus sales and marketing efforts on international and domestic mobile carriers that might best apply our VQA solution. We have continued to invest in customer trials domestically and internationally, where the size of the opportunities justify the costs we must invest in the trial, in an attempt to better avail ourselves of these opportunities as they arise.

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

Reseller Agreement.  In September 2009, we entered into a Reseller Agreement with Simulscribe pursuant to which we became the exclusive reseller of Simulscribe’s voice-to-text services to wholesale customers.  Pursuant to the agreement, we also assumed all of Simulscribe’s wholesale customers.  We paid $3.5 million and issued a two-year promissory note for an additional $3.5 million for the assumption of the wholesale customer contracts and the exclusivity right.  In April 2011, the promissory note was paid in full. Additionally, Ditech agreed to pay a fee for the services provided by Simulscribe, and will pay up to an additional $10.0 million if the revenues generated from the Simulscribe services meet certain performance milestones within the first three years of the agreement (the “Additional Payments”), which period ends September 10, 2012, subject to acceleration in certain events, such as our failure to use commercially reasonable efforts to market the services or a change of control of our company at a time that revenues from these services are on track to result in the payment ultimately being made. Based upon current revenues generated, we do not expect any of the Additional Payments to be earned. The Additional Payments, should any be paid, are convertible into our common stock at Simulscribe’s option.  The Additional Payments may be converted into our common stock at a conversion price of $5.00 per share, provided that if a specified revenue target is met then up to $5.0 million of the Additional Payments can be converted at $4.00 per share. In the fourth quarter of fiscal 2010, we amended our agreement with Simulscribe that extended our exclusive distribution rights to all customers, not just wholesale customers.  The agreement, and the related amendment, were accounted for as an asset acquisition and the value of the consideration given was allocated to the assets received as part of the transaction.

Our Customer Base.  Historically, the majority of our sales have been to customers in the United States. Domestic customers accounted for approximately 85% and 90% of our revenue during the three months ended July 31, 2012 and 2011, respectively, and 82% of our revenue during fiscal 2011.  The geographic mix of revenue reflects domestic demand for our legacy TDM business and our VoIP business, as well as the vast majority of our voice service product revenue being generated from domestic customers.  Our international business for the quarter ended July 31, 2012, was primarily concentrated in Asia. However, sales to some of our U.S. customers may result in our products purchased by these customers eventually being deployed internationally, especially in the case of any original equipment manufacturer that distributes overseas. To date, the vast majority of our international sales have been export sales and denominated in U.S. dollars. Our international revenue has been largely driven by demand from customers in South East Asia, Northern Africa, the Middle East and Latin America. We expect our international demand for voice quality products to continue to be heavily influenced by these markets as they are experiencing the highest level of growth and commonly have the most need for cost effective solutions to address voice quality in their growing networks. However, we expect that international demand for our voice service products may be more heavily influenced by demand from Europe and Latin America which tend to be earlier adopters of new phone services than other international regions into which we have historically sold product.

Our revenue historically has come from a small number of customers. Our largest customer in the three months ended July 31, 2012 and 2011, a domestic VoIP-based conference call provider, accounted for approximately 30% and 38% of our revenue, respectively.  Our five largest customers accounted for approximately 60% and 68% of our revenue in the three months ended July 31, 2012 and 2011, respectively.  Consequently, the loss of, or significant decline in purchases by any one of our largest customers, without an offsetting increase in revenue from existing or new customers, would have a negative and substantial effect on our business. This customer concentration risk was evidenced over the last few fiscal years as sudden delays and/or declines in purchases by our large customers resulted in significant declines in our overall revenues and ultimately resulted in net losses for those periods.

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

Our significant accounting policies are more fully described in Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2012, and have not changed since that time.

Recent Accounting Guidance

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update to existing guidance on the assessment of goodwill impairment. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity concludes that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is required. Otherwise, the two-step goodwill impairment test is not required. This standard is effective for reporting periods beginning on or after December 15, 2011.  We adopted this standard in the first quarter of fiscal year 2013 and did not experience a material impact on the condensed consolidated financial position, results of operations or cash flows from the adoption.

In June 2011, the FASB issued a new accounting standard to improve the comparability and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new standard requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted this standard in the first quarter of fiscal year 2013 and did not experience a material impact on the condensed consolidated financial position, results of operations or cash flows from the adoption.

In May 2011, the FASB issued a revised accounting standard. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendment clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The standard is effective for reporting periods beginning on or after December 15, 2011. We adopted this standard in the first quarter of fiscal year 2013 and did not experience a material impact on the condensed consolidated financial position, results of operations or cash flows from the adoption.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations, as reflected in our statement of operations, as a percentage of sales.

	Three Months Ended
	July 31,
	2012	2011
Revenue	100.0%	100.0%
Cost of revenue	58.2	59.7
Gross profit	41.8	40.3
Operating expenses:
Sales and marketing	43.9	37.4
Research and development	54.7	50.2
General and administrative	34.0	28.8
Amortization of purchased intangible assets	0.6	0.5
Total operating expenses	133.2	116.9
Loss from operations	(91.4)	(76.6)
Other income (expense), net	0.3	(0.5)
Loss before provision for (benefit from) income taxes	(91.1)	(77.1)
Provision for (benefit from) income taxes	(0.1)	0.4
Net loss	(91.0)%	(77.5)%

THREE MONTHS ENDED JULY 31, 2012 AND 2011.

Revenue.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2012	2011	from Prior Year
Revenue	$3,538	$3,689	$(151)

The decrease in revenue during the three months ended July 31, 2012, as compared to the three months ended July 31, 2011, was largely due to a decrease in sales of our legacy product and services of approximately 25%, or $0.7 million. This was largely offset by an increase of approximately $0.5 million, or 51%, in voice services revenue.

We sell our legacy products primarily to wireline and wireless carriers. We have experienced ebbs and flows in the level of demand from these carriers due to their level of network expansion, adoption of new technologies in their networks and the impacts of merger and other consolidation in the industry. Additionally, we believe the decline in legacy product revenue is at least partially due to customary volatility in the timing of transactions for legacy TDM (“Time-Division Multiplexing”) and VoIP products, which we have historically experienced with our legacy product line.  Although we believe that we have a number of meaningful opportunities for our legacy products, the process to convert these opportunities to revenue continues to be protracted and volatile. As our legacy product business is characterized by a relatively small number of high value transactions per quarter, the shift in the timing of a single transaction can materially impact our revenue for a period.

The increase in our voice services revenue is primarily due to the addition to our customer base of a tier one carrier in the second quarter of fiscal 2012.  Additionally, the expansion of our voice services sales team in fiscal 2012 has yielded additional growth to our voice to text customer base, resulting in increased revenues.

For the three months ended July 31, 2012, three customers accounted for more than 10% of total revenue (30%, 15% and 10%) with our largest customer being a VoIP conference call provider.  For the three months ended July 31, 2011, two customers accounted for more than 10% of total revenue (38% and 17%) with our largest customer being an international wireless provider.

Cost of Revenue and Gross Profit.

	Three months ended
	July 31,		Increase/(Decrease)
$’s in thousands	2012	2011	from Prior Year
Cost of revenue	$2,059	$2,204	$(145)
Gross profit	$1,479	$1,485	$(6)
Gross margin %	41.8%	40.3%	1.5	pts

Cost of revenue consists of direct material costs, personnel costs for test, configuration and quality assurance, costs of licensed technology incorporated into our products, post-sales installation costs, subcontracted service provider costs, provisions for inventory and warranty expenses and other indirect costs.

The decrease in cost of revenue was primarily driven by the decrease in business volume during the three months ended July 31, 2012, as compared to the three months ended July 31, 2011.  Our discussion of gross margin below discusses the other factors which are impacting cost of revenue and resulting in the net decline in the gross margin.

Our gross margin increased slightly, approximately 1.5 percentage points, during the quarter ended July 31, 2012, as compared to July 31, 2011.  Although revenue from our product and service mix is more heavily weighted to lower margin voice service revenue in the three months ended July 31, 2012, than in the three months ended July 31, 2011, the slight improvement in margin reflects the result of cost cutting measures targeted at our fixed manufacturing costs for our VQA products, as well as preliminary success in reducing our voice-to-text service costs.  In fiscal 2013 we expect to continue to look for and drive towards improvement in our margins.

Sales and Marketing.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2012	2011	from Prior Year
Sales and marketing	$1,551	$1,378	$173
% of revenue	43.9%	37.4%	6.5	pts

Sales and marketing expenses primarily consist of personnel costs, including commissions and costs associated with customer service, customer trials, travel, trade shows and outside consulting services.  The increase in sales and marketing expense in the three months ended July 31, 2012, was primarily due to increased investment in the voice to text business of approximately $0.3 million in customer trials and $0.1 million in expanding the sales team.  These increases were partially offset by headcount reductions and other cost savings in the legacy VQA business of approximately $0.2 million, primarily reflecting reductions in our international sales and support teams.

Research and Development.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2012	2011	from Prior Year
Research and development	$1,936	$1,852	$84
% of revenue	54.7%	50.2%	4.5	pts

Research and development expenses primarily consist of personnel costs, contract consultants, materials and supplies used in the development of voice processing products.  Research and development costs increased in the three months ended July 31, 2012, as compared to the three months ended July 31, 2011, primarily due to an increase in development expenses related to both voice to text services and VQA product development.  The increased investment was primarily made in capital equipment, cloud computing expense and outsourced development costs.

General and Administrative.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2012	2011	from Prior Year
General and administrative	$1,204	$1,063	$141
% of revenue	34.0%	28.8%	5.2	pts

General and administrative expenses primarily consist of personnel costs for corporate officers, finance and human resources personnel, as well as insurance, legal, accounting and consulting costs.  The increase in general and administrative expenses was primarily due to increased corporate and other activities requiring increased outside services.

Stock-based Compensation.

Stock-based compensation expense recognized in the three months ended July 31, 2012 and 2011, was as follows:

	Three months ended July 31,
$’s in thousands	2012	2011
Cost of revenue	$13	$13
Sales and marketing	61	49
Research and development	51	47
General and administrative	(19)	(100)
Total	$106	$9

The increase in stock based compensation is primarily due to the reversal in the three months ended July 31, 2011, of previously recognized expense on unvested options and restricted stock units, related to certain performance grants, due to the previous chief executive officer’s departure from our board of directors.

Other Income (Expense), Net.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2012	2011	from Prior Year
Other income (expense), net	$10	$(19)	$29
% of revenue	0.3%	(0.5)%	0.8	pts

Other income (expense), net generally consists of interest income on our invested cash and cash equivalent balances, impairment charges on our long-term investments and foreign currency activities.  The increase in other income (expense), net was due primarily to the sale of an intangible asset resulting in a one time loss of approximately $25,000 during the three months ended July 31, 2011.  We expect that the returns on our cash and investments will continue to experience marginal declines as we continue to use cash as a result of our anticipated operating losses in the second quarter of the fiscal year ended April 30, 2013.  It is possible that we will experience further impairment charges on our remaining investment in preferred equity securities converted from auction rate securities, although we do not expect them to be material as there is only $0.1 million of carrying value remaining as of July 31, 2012.

Income Taxes.

	Three months ended July 31,		Increase/(Decrease)
$’s in thousands	2012	2011	from Prior Year
Provision for (benefit from) income taxes	$(2)	$15	$(17)
% of revenue	(0.1)%	0.4%	(0.5	)pts

Income taxes consist of federal, state and foreign income taxes. The effective tax rate in the three months ended July 31, 2012 and 2011, was less than 1%. This effective tax rate reflects our establishment of a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards.  As a result of this valuation allowance, our tax expense for the three months ended July 31, 2012 and 2011, is limited to certain minor state and foreign tax jurisdictions where we report limited profits.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2012, and April 30, 2012, we had cash and cash equivalents and investments totaling $21.0 million and $22.9 million, respectively. As of July 31, 2012, we had cash and cash equivalents of $18.9 million as compared to $20.4 million at April 30, 2012. Additionally we had $1.9 million and $2.4 million of short-term investments as of July 31, 2012, and April 30, 2012, respectively, and $0.1 million of long-term investments at both July 31, 2012, and April 30, 2012.

	Three months ended July 31,
$’s in thousands	2012	2011
Cash flow from operating activities	$(1,571)	$(1,938)

The net use of cash in operations for the three months ended July 31, 2012, was primarily attributable to the $3.2 million net loss experienced for the quarter, which was largely driven by softness in demand for our products as compared to our historical levels.  Further contributing to the net use of cash in operations was a $0.2 million increase in inventory and a $0.1 million increase in other current assets during the three months ended July 31, 2012. Offsetting the negative impacts on cash flow from operations due to our continued operating losses, were non-cash operating expenses of $0.8 million related to depreciation and amortization and stock-based compensation which contribute to our operating loss but does not result in a use of cash, a decrease in accounts receivable of $0.5 million, and an increase in accounts payable and accrued and other liabilities of $0.6 million.

Our accounts receivable day’s sales outstanding at July 31, 2012, was approximately 51 days compared to 40 days at April 30, 2012.

We expect cash flows from operations to continue to be a use due to our continued operating losses.

	Three months ended July 31,
$’s in thousands	2012	2011
Cash flow from investing activities	$67	$674

We generated approximately $0.1 million in cash in our investing activities during the three months ended July 31, 2012.  The cash generated was attributable to the net liquidation of short-term investments in the quarter ended July 31, 2012.

	Three months ended July 31,
$’s in thousands	2012	2011
Cash flow from financing activities	$—	$36

The limited cash flow from financing activities in the three months ended July 31, 2012 and 2011, was due to the limited level of option exercises during those periods largely due to a large portion of the options being out-of-the-money or only marginally in-the-money due to the decline in our stock price.

We expect that cash flows from financing activities will continue to reflect negligible levels of stock option exercises due to the current price of our stock.

We have no material commitments other than obligations under operating leases, particularly our facility lease, a colocation services agreement, normal purchases of inventory, capital equipment and operating expenses, such as materials for research and development and consulting. We also have an earn out obligation under the Simulscribe agreement, which could be as much as $10 million depending on the level of revenues achieved during the three-year term of the agreement.  The three-year term expired on September 10, 2012, and no amounts will be paid out under this earn-out.  We lease our principal office facilities of approximately 20,100 square feet, in San Jose, California under a non-cancelable operating lease expiring on April 30, 2017. The lease contains a one time early expiration option after 31 months of occupancy. To exercise this option, we must comply with various provisions, and pay an expiration fee which comprises the unamortized portion of any commissions, legal fees, free rent and leasehold improvements. We are responsible for taxes, insurance and maintenance expenses related to the leased facilities. We also had purchase commitments of approximately $0.7 million as of July 31, 2012, compared to approximately $1.0 million as of April 30, 2012.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD CAUSE OUR REVENUE TO DECREASE.

Our revenue historically has come from a small number of customers. Our five largest customers accounted for approximately 60% of our revenue in the first three months of fiscal 2013 and 63% and 67% of our revenue in fiscal 2012 and 2011, respectively. Our largest customer in the first quarter of fiscal 2013 accounted for approximately 30% of our revenue, as compared to our largest customers in fiscal 2012 and 2011, which accounted for 29% and 28% of our revenue, respectively. A customer may stop buying our products or significantly reduce its orders for our products for a number of reasons, including the acquisition of a customer by another company, a delay in a scheduled product introduction, completion of a network expansion or upgrade, or a change in technology or network architecture. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business, including but not limited to exposing us to excess inventory levels due to declines in anticipated sales levels.

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

THE WORLDWIDE MARKET TURMOIL MAY ADVERSELY AFFECT OUR CUSTOMERS WHICH DIRECTLY IMPACTS OUR BUSINESS AND RESULTS OF OPERATIONS.

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

IN PERIODS OF WORSENING ECONOMIC CONDITIONS, OUR EXPOSURE TO CREDIT RISK AND PAYMENT DELINQUENCIES ON OUR ACCOUNTS RECEIVABLE SIGNIFICANTLY INCREASES.

A substantial majority of our outstanding accounts receivables are not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.  This exposure to credit risk is enhanced by our customer concentration; for example, 53% of our accounts receivable balance at July 31, 2012, was from two customers.

OUR CASH AND CASH EQUIVALENTS AND OUR SHORT AND LONG-TERM INVESTMENTS COULD BE ADVERSELY AFFECTED IF THE FINANCIAL INSTITUTIONS IN WHICH WE HOLD THESE FUNDS FAIL.

We maintain the cash and cash equivalents and our short and long-term investments with reputable major financial institutions. Deposits with these banks exceed FDIC insurance limits. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents (other than our preferred equity securities that were converted from auction rate securities, which are classified as long-term investments); however, we can provide no assurance that access to our invested balances will not be impacted by adverse conditions in the financial and credit markets.

DESPITE OUR ENTRANCE INTO THE VOICE SERVICES MARKET, IN THE NEAR TERM WE CONTINUE TO REMAIN RELIANT PRIMARILY ON OUR VOICE QUALITY BUSINESS TO GENERATE REVENUE GROWTH AND PROFITABILITY, WHICH COULD LIMIT OUR RATE OF FUTURE REVENUE GROWTH.

We expect that, at least through fiscal 2013, our primary business will be the design, development and marketing of voice processing products. However, the relatively small size of the overall echo cancellation portion of the voice market, which is where we have derived the majority of our revenue to date, limits the rate of growth of this portion of our business. In addition, certain telecommunication service providers may utilize different technologies, such as VoIP, which would further limit demand for the products we have sold in the last few fiscal years, which are deployed in mobile and wireline networks. Our Packet Voice Processor (PVP), targeted at the VoIP market, generated 32% of total revenue in the three months ended July 31, 2012, and 36% of total revenue in fiscal 2012.  Sales of our PVP product have been volatile from quarter to quarter.  As such, there is no guarantee that we will continue to be successful in selling the PVP in volume into those VoIP networks

IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, OUR PRODUCTS MAY BECOME OBSOLETE WHICH COULD CAUSE OUR SALES TO DECLINE.

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

SIMULSCRIBE’S VOICE-TO-TEXT BUSINESS, FOR WHICH WE BECAME THE SOLE WORLD-WIDE DISTRIBUTOR, HAS HISTORICALLY BEEN A LOW MARGIN BUSINESS.  IF WE CAN NOT IMPROVE THE COST MODEL, WHILE WE IMPROVE THE VOLUME OF REVENUE GENERATED FROM THIS BUSINESS, IT COULD DETERIORATE OUR OVERALL MARGINS AS THIS BUSINESS BECOMES A LARGER PERCENTAGE OF REVENUE.

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

IF WE EXPERIENCE CERTAIN SIGNIFICANT STOCK OWNERSHIP CHANGES, OUR NET OPERATING LOSSES MAY BE SUBSTANTIALLY LIMITED.

As of April 30, 2012, we had federal and state tax net operating loss carryforwards of approximately $131.2 million and $116.9 million, respectively. In the last several years we have experienced changes in ownership of our common stock that have created a risk that certain additional changes in stock ownership (e.g., significant increases in stock ownership held by our 5% stockholders, or increases in stock ownership that would cause a stockholder to become a 5% stockholder) may cause the tax laws to place severe limitations on our ability to utilize these net operating losses. In the event that significant stock transactions occur and our tax carryforwards become limited, there should not be an immediate material impact on our consolidated financial position or results of operations as we have already established a full valuation against our tax carryforwards. If a limitation of our tax carryforwards is triggered, it could adversely impact future cash flows by not allowing us to substantially offset future taxable income with these tax carryforwards resulting in higher levels of potential future tax obligations.

OUR CASH RESOURCES MAY NOT BE SUFFICIENT TO ACQUIRE OR DEVELOP ADDITIONAL TECHNOLOGIES.

As of July 31, 2012, we had approximately $20.9 million in cash, cash equivalents and short-term investments. As a result, we may not be able to acquire companies or technologies, or develop new technologies, that we believe would be beneficial to our company and our stockholders. Further, if we experience a continued downturn in our business, we may need to rely on our cash reserves to fund our business during the period of the downturn which, if prolonged and severe, we may not be able to do.

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

Disclosure Controls and Procedures

Ditech Networks, Inc. maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, as of July 31, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of July 31, 2012, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended July 31, 2012,  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We do not believe that the risk factors facing our company as set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Growth and Operating Results Subject to Risk” have changed substantially from the risk factors set forth in our Annual Report on Form 10-K for the year ended April 30, 2012.

ITEM 6.  EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ditech Networks, Inc.
Date: September 13, 2012	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document

3.1(1)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(2)	Certificate of Amendment to Restated Certificate of Incorporation of Ditech Networks, Inc.
3.3(3)	Bylaws of Ditech Networks, Inc., as amended and restated
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(4)	Specimen Stock Certificate
10.1(5)	2013 Executive Officer Cash Compensation Arrangements
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to Exhibit 3.2 to Ditech’s Current Report on Form 8-K (File No. 000-26209), filed May 22, 2006.

(2)  Incorporated by reference from Exhibit 3.2 to Ditech’s Current Report on Form 8-K (File No. 000-26209), filed September 21, 2011.

(3)  Incorporated by reference from the Exhibit 3.2 to Ditech’s Annual Report on Form 10-K (File No.000-26209), filed July 8, 2010.

(4) Incorporated by reference from the exhibit with corresponding description from Ditech’s Registration Statement (No. 333-75063), declared effective on June 9, 1999.

(5) Incorporated by reference from the description set forth in Item 5.02, and Exhibit 10.1, of Ditech’s Current Report on Form 8-K (File No. 000-26209), filed June  21, 2012.