Form 10-Q/A
period 2012-07-31
DITECH NETWORKS INC
filed 2012-10-04
CIK 1080667

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

EXPLANATORY NOTE

Ditech Networks, Inc. (“the Company”) filed its Quarterly Report on Form 10-Q for the period ended July 31, 2012, on September 13, 2012 (the “Original Filing”). The Company is filing this Amendment No. 1 on Form 10-Q/A (a) to refile the financial statements contained in Part I, Item 1 of the Original Filing to correct a typographical error by removing the parentheses around the figure in the cash flow statement for Accrued and other liabilities for the three months ended July 31, 2011, and (b) to furnish its Interactive Data Files (XBRL Exhibits) as Exhibit 101. The Company elected to take advantage of the 30-day grace period for filing its first XBRL documents with detail-tagged footnote and schedule submissions as permitted by Rule 405 of Regulation S-T.

No other changes have been made to the Original Filing other than those described above. This Amendment No. 1 on Form 10-Q/A does not reflect subsequent events occurring after the filing date of the Original Filing or, except as described above, modify or update any disclosures made in the Original Filing.

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

Ditech Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended July 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(3,221)	$(2,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	703	624
(Gain)/Loss on disposal of purchased intangibles and property and equipment	(3)	66
Stock-based compensation expense	106	9
Amortization of purchased intangibles	21	20
Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	511	(236)
Inventories	(176)	(64)
Other current assets	(74)	(99)
Income taxes payable	(2)	9
Accounts payable	444	322
Accrued and other liabilities	177	147
Deferred revenue	(57)	126

Net cash used in operating activities	(1,571)	(1,938)

Cash flows from investing activities:
Purchases of property and equipment	(416)	(46)
Purchases of available for sale investments	(240)	(1,920)
Sales and maturities of available for sale investments	720	2,640
Proceeds from sale of property and equipment	3	—
Net cash provided by investing activities	67	674

Cash flows from financing activities:
Proceeds from employee stock plan issuances	—	36

Net cash provided by financing activities	—	36

Net decrease in cash and cash equivalents	(1,504)	(1,228)
Cash and cash equivalents, beginning of period	20,442	24,062

Cash and cash equivalents, end of period	$18,938	$22,834

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

Ditech Networks, Inc.

Date: October 4, 2012	By:	/s/ WILLIAM J. TAMBLYN
William J. Tamblyn
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document

3.1(1)	Restated Certificate of Incorporation of Ditech Networks, Inc.
3.2(2)	Certificate of Amendment to Restated Certificate of Incorporation of Ditech Networks, Inc.
3.3(3)	Bylaws of Ditech Networks, Inc., as amended and restated
4.1	Reference is made to Exhibits 3.1,3.2 and 33
4.2(4)	Specimen Stock Certificate
10.1(5)	2013 Executive Officer Cash Compensation Arrangements
31.1(6)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(6)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(6)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

(6)         Previously filed with Ditech’s Quarterly Report on Form 10-Q (File No.000-26209) on September 13, 2012, which this Form 10-Q/A amends, with respect to such Form 10-Q, and filed with this Form 10-Q/A with respect to the content of this Form 10-Q/A.

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